Form 10-Q/A
period 1996-06-28
IEC ELECTRONICS CORP
filed 1996-10-10
CIK 49728

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 28, 1996

Commission file Number     0-6508

                   IEC ELECTRONICS CORP.
(Exact name of registrant as specified in its charter.)

    Delaware                          13-3458955
_______________________________    _______________
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

105 Norton Street, Newark, New York             14513
_______________________________________       __________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(315) 331-7742
___________________________________________________
     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BACKRUPTCY
PROCEEDING DURING THE PRECEEDING FIVE YEARS)

Applicable _____________  Not Applicable______X________

  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     7,391,945 shares of $.01 Par Value Common Stock outstanding as of August 12,1996


                 Part I. - FINANCIAL INFORMATION

                 Item I. - FINANCIAL STATEMENTS

                   IEC ELECTRONICS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                      JUNE 28,1996 AND SEPTEMBER 30, 1995

                                     JUNE 28,         SEPTEMBER 30,
                                       1996                1995
                                     ________         _____________
                                    (unaudited)
                                ASSETS
Current Assets:
 Cash and cash equivalents           $  2,973,668      $  8,639,803
 Accounts receivable                   21,061,927        17,378,065
 Inventories                           27,963,443        24,096,765
 Income taxes receivable                  831,688                 _
 Other current assets                     360,720           451,444
                                      ____________      ____________
                                       53,191,446        50,566,077
                                      ____________      ____________

Property, Plant and Equipment,net      39,703,836        38,227,647

Other Assets:
 Cost in excess of net assets
 acquired,net                          12,937,135        13,289,205
 Note receivable from officer             355,519           355,519
 Other assets                               9,309             9,309
                                      ____________      ____________
                                       13,301,963        13,654,033
                                      ____________      _____________
                                     $106,197,245      $102,447,757
                                      ============      =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Borrowing under lines of credit        8,530,000         3,540,000
 Current portion of long term debt      3,768,506         3,018,497
 Accounts payable                      15,758,999        16,971,184
 Accrued payroll and related
 expenses                               2,588,956         3,047,203
 Accrued income taxes                           -         1,246,680
 Other accrued expenses                   344,581           234,713
                                      ___________       ____________
                                       30,981,042        28,058,277
                                      ___________       ____________

Deferred income taxes                   2,633,557         2,633,557
                                      ___________       _____________

Long-Term Debt                          7,208,546         6,857,403
                                      ____________      _____________

Shareholders' Equity:
 Preferred stock, par value $.01
 per share
   Authorized-500,000 shares
   Outstanding-0 shares
 Common stock, par value $.01
 per share
   Authorized-15,000,000 shares
   Outstanding-7,391,945 and
   7,387,366 shares repectively            73,919            73,874
 Additional paid in capital            36,936,402        36,913,553
 Retained Earnings                     28,363,779        27,911,093
                                      ____________      ____________
Total shareholder's equity             65,374,100        64,898,520
                                      ____________      _____________
                                     $106,197,245      $102,447,757
                                      ============      ==============

The accompanying notes to unaudited consolidated finanical statements are an integral part of these balance sheets.



                      IEC ELECTRONICS CORP.

               CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE MONTHS ENDED JUNE 28, 1996 AND 1995



                           3 MONTHS ENDED   3 MONTHS ENDED
                           June 28, 1996    JUNE 30, 1995
                          _______________   _______________
                            (unaudited)     (unaudited)
Net sales                   $ 43,351,935     $ 32,550,107

Cost of sales                 42,683,056       26,197,671
                            ____________      ___________

Gross profit                     668,879        6,352,436

Selling, general and
administrative expenses        3,115,715        2,936,627
(exclusive of amortization
 expense shown below)
Amortization expense             118,490          119,038
                            ____________       ___________

Operating(loss)income         (2,565,326)       3,296,771

Interest expense                (442,700)        (252,528)
Other income,net                 107,352          137,092
                            _____________      ____________
Net(Loss) income
 before Taxes                 (2,900,674)       3,181,335

Income taxes                  (1,021,000)       1,275,000
                            _____________       ___________

Net(loss)income               (1,879,674)       1,906,335
                            =============       ===========
Net (loss)income per
common and common
equivalent shares                 $(0.25)           $ 0.25
                            _____________       ____________
Common and common
equivalent shares              7,446,168         7,476,065
                            _____________       ____________

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.




                      IEC ELECTRONICS CORP.

                CONSOLIDATED STATEMENTS OF INCOME

      FOR THE NINE MONTHS ENDED JUNE 28,1996 AND JUNE 30, 1995


                            9 MONTHS ENDED         9 MONTHS ENDED
                            JUNE 28, 1996          JUNE 30, 1995
                           _______________         ______________
                            (unaudited)            (unaudited)

Net sales                  $134,719,082           $ 89,537,727

Cost of sales               123,193,470             77,224,818
                            ___________            ___________
Gross profit                 11,525,612             12,312,909

Selling and
adminstrative expense         9,271,420              7,386,807
(Exclusive of amortization
expense shown below)
Amortization expense            355,469                335,340
                            ____________            ____________
Operating income              1,898,723              4,590,762

Interest expense             (1,190,743)              (870,064)
Other income,net                332,706                453,360
                            ____________            _____________
Net income before
 income taxes                 1,040,686              4,237,058

Income taxes                    588,000              1,695,000
                            ____________            _____________

Net income                      452,686              2,542,058
                            ============           =============
Net income per common
 and common equivalent
 share                            $0.06                  $0.34
                            _____________          ______________
Common and common
 equivalent shares             7,466,617             7,440,024
                            _____________          _______________

The accompanying notes to unaudited consolidated finanical statements are an integral part of these finanical statements.








                              IEC ELECTRONICS CORP.

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                 AND THE NINE MONTHS ENDED JUNE 28, 1996
                                                                   Total
                    Common Stock      Additional     Retained      Shareholders'
                    _________________  Capital       Earnings      Equity
                    Shares     Amount
                    ________   ______  __________  ____________    ____________
Balance,
September 30, 1993 7,140,000  $ 71,400  $34,811,101  $12,262,899  $47,145,400

Exercise of stock
options and re-
lated income tax
benefit               46,250       463      349,463                   349,463

Net income                                            10,959,846   10,959,846
                   _________  _________  ___________  ___________  ___________
Balance,
September 30, 1994 7,186,250     71,863   35,160,564  23,222,745    58,455,172

Issuance of Stock
Purchase of Accutek  201,116     2,011     1,752,989                 1,755,000

Net income                                             4,688,348     4,688,348
                   __________ __________ ____________ ___________   ___________
Balance,
September 30,1995  7,387,366    73,874    36,913,553  27,911,093    64,898,520

Excise of stock
options                4,579        45        22,849                    22,849

Net income for
thenine months
ended June 28,
1996
(unaudited)                                               452,686      452,686
Balance,
June 28,1996
(unaudited)        7,391,945      73,919  $36,936,402 $28,363,779  $65,374,100
                   ========= ============ ============ =========== ===========

The accompanying notes to unaudited consolidated finanical statements are an integral part of these finanical statements.


                     IEC ELECTRONICS CORP.

                    STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995

                                        9 MONTHS ENDED         9 MONTHS ENDED
                                         JUNE 28, 1996          JUNE 30,1995
                                        _______________        ______________
                                        (unaudited)            (unaudited)
Cash Flow From Operating Activities:
 Net Income                           $    452,686            $  2,542,058

 Adjustments to reconcile net
 income to net cash (used in)
 provided by operating activities
  Depreciation                           6,383,880               5,549,208
  Increase in other assets                       _                  43.561
  Gain on sale of fixed assets              (8,750)                (60,000)
  Amortization of cost in excess
  of net assets acquired                   355,469                 335,340
  Changes in operating assets
  and liabilities:
  Increase accounts receivables         (3,683,862)               (914,719)
 (Increase) decrease inventories        (3,866,678)             (1,010,767)
 (Increase) decrease in income
   taxes receivable                       (831,688)               1,366,056
 (Increase) decrease in other
  current assets                            90,724                  (44,452)
  Decrease in accounts payable          (1,212,185)              (1,960,604)
  Decrease in accrued payroll
   and related expenses                   (458,247)                (680,501)
 (Increase) decrease in
   accrued income taxes                 (1,246,680)                 858,568
  Increase in other accrued expenses        99,868                  102,053
                                         ___________            _____________
Net cash used in operating activities $ (3,925,463)             $ 8,145,335
Cash Flow From Investing Activities:
 Purchases property, plant and
 equipment                              (7,860,072)              (5,706,216)
 Purchase of Accutek,
  net of cash acquired                           _               (1,751,832)
 Merger related costs                       (3,397)                    (855)
 Proceeds from exercise of options          22,895                        _
 Proceeds from sale of fixed assets          8,750                   62,000
                                         ___________             ____________
Net cash used in
  investing activities                $ (7,831,824)            $ (7,396,903)

Cash Flow From Financing Activities:
 Net borrowing under line of Credit
  agreements                             5,100,000                1,991,000
 Proceeds from long term debt            3,970,000                        _
 Principal payments on long term debt   (2,978,848)              (1,154,723)
                                         ___________              __________
 Net cash provided from
  financing activities                $  6,091,152             $    836,277
                                         ____________              __________
Net(Decrease) Increase in cash
 and cash equivalents                   (5,666,135)               1,584,709
Cash and cash equivalents at
 beginning of period                  $  8,639,803             $  6,859,073
                                        ___________               ___________
Cash and cash equivalents
 at end of period                      $  2,973,668             $  8,443,782
                                        ===========               ===========
Supplemental Disclosures for Cash Flow
 Information:
 Cash paid during period for:
 Interest                              $ 1,190,743             $    870,064
                                       ===========             ==============
 Income taxes                          $ 2,509,680             $     10,775
                                       ===========             ==============
Cash received during the period:
 Income taxes                                    -                  555,843
                                       ===========              =============
Non cash investing activities:
 Issuance of Common stock for
 purchase of Accutek Inc.                        -                1,755,000
                                       ============              ============
Liabilities assumed                              -                2,356,162
                                       ============              ============

The accompanying notes to unaudited consolidated financial statements are an intgeral part of these financial statements.

                      IEC ELECTRONICS CORP.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 28, 1996


Note 1. Business and Summary of Significant Accounting Policies

 Business
 ________
 IEC Electronics Corp. (IEC)is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance and complete resource mangement.

 Consolidation
______________
 The consolidated finanical statements include the accounts of IEC and its wholly-owned subsidiaries, Calidad Electronics, Inc. (Calidad) and Accutek,Inc. (Accutek)(collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

 Effective November 21, 1994, the Company acquired all of the outstanding common stock of Accutek, a contract contract electronics manufacturer for approximately $4 million in cash and common stock. The acquistion has been accounted for using the purchase method of accounting, and accordngly, Acutek's net assets and results of operations are included in the consolidated financial statements since the date of acquistion. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquistion.
 Cost in excess of net assets acquired related to the acquistion is being amortized on a straight line basis over a period of 15 years.

 The following unaudited pro forma summary presents the consolidated results of operations as if the acquistion had occurred on October 1, 1994, after giving effect to certain adjustments, including related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what could have occurred had the acquistion been made at the beginning of fiscal 1995 or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for anticipated operating and synergistic benefits.

                     IEC ELECTRONICS CORP.

          NOTES TO CONSOLIDATED FINANICAL STATEMENTS

                       JUNE 28, 1996

                                    3 Months             9 Months
                                     Ended                Ended
                                  June 28, 1995         June 30, 1995
                                 ______________         _____________
                                  (Unaudited)           (Unaudited)

Net Sales                          32,550,107             91,368,342
                                 ______________          _____________
Net Income                          1,906,335              2,713,710
                                 ______________          ______________

Net Income per common and
common share equivalent                 $0.25                  $0.36
                                 ______________           _____________

Revenue Recognition
___________________
 The Company recognizes revenues upon shipment of product for both turnkey and consignment contracts.

Inventories
___________
 Inventories are stated at the lower of cost(first-in, first-out) or market. The major classifications of inventories are as follows at period end:

                                June 28,            September 30,
                                  1996                  1995

                              ______________     __________________
                               (unaudited)

          Raw Materials        22,621,057              18,502,374
          Work-in-process       5,342,386               5,594,391
                              ______________      __________________
                  Total      $ 27,963,443            $ 24,096,765
                              ==============      ===================

Unaudited Finanical Statements
______________________________
 The accompanying unaudited finanical statements as of June 28, 1996, and for the nine months ended June 28, 1996 and June 30, 1995 have been prepared in accordance with generally accepted accounting principles for interm financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjuction with the finanical statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K.

                      IEC ELECTRONICS CORP.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 28, 1996


Financing Arrangements
______________________
 At June 28, 1996, $8,500,000 and $9,451,163, is outstanding on the working capital and equipment line of credit repectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months.

Legal Matters
_____________
 In March 1994, the Company and certain of its officers were named as defendants in three separate complaints filed by certain shareholders who claim to represent a class of shareholders (the Class), alleging that the defendants violated the federal securities laws. In March 1995 these three action into a single action in which it is alleged that the plaintiffs and the Class purchased common stock of the Company at inflated prices in reliance upon statements made by the defendants and that they were thereby damaged. An answer in which the defendants denied all wrongdoing was served in January 1996. To date, No documents have been produced and no depositions have been taken. Plaintiff's motion for class certification was withdrawn in July 1996. The amount of the alleged damages, if any, has not been quantified. While the outcome can not be predicated with certainty, it is the opinion of mangement following a review with counsel that the allegations are without merit and the ultimate resolution of this ligation will not have a material adverse effect on the Company's financial position or results of operations.

 The Company is also involved with other legal matters in the ordinary course of business, including certain employment matters. The outcomes of these matters are also uncertain at this time and related loss contingencies, if any, are currently not estimable. Management believes these matters to be without merit and believes that resolution of these matters will likewise not have a material adverse effect on the Company's financial position or results of operations.

  Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           _______________________________________________________________
           RESULTS OF OPERATIONS
           _____________________


 Results of Operations-Three months ended June 28, 1996, as compared to the
_______________________________________________________________________________
 three months ended June 30, 1995.
 _________________________________

 Net sales for the three month period ended June 28, 1996, were $43,351,935 as compared to $32,550,107 for the comparable period of the prior fiscal year, a increase of 33.2% The increase in sales is primarily due to sales to new customers and an increase in turnkey sales to 92%, as compared to 57% for the prior fiscal year. While the shortages of components has eased, certain specific shortages and customer rescheduling, especially in the computer and telecommunication segments, continue to impact both sales and earnings.

 Gross profit as a percentage of sales decreased to 1.5% in the three months ended June 28, 1996, from 19.5% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales is primarily due to higher material content in the cost of goods sold and excess overhead expense caused by underutilized manufacturing capacity.

 Selling and administrative expense increased to $3,115,715 in the three months ended June 28,1996, from $2,936,627 in the comparable period of the prior fiscal year. This increase is primarily due to an increase in salaries and related costs and an increase in commission expense related to the increased sales. As a percentage of net sales, selling and general adminstrative expenses decreased to 7.2% in the current fiscal quarter from 9.0% of net sales in the same quarter of the prior fiscal year.

 Net Income for the quarter decreased from $1,906,335 in the prior fiscal year to a net loss of $1,879,674 in the current quarter. The current quarter loss per share was $.25 as compared to earnings per share of $.25 in the prior fiscal year quarter.

Results of Operations-Nine months ended June 28, 1996, as compared to the nine
______________________________________________________________________________
months ended June 30, 1995.
__________________________

 Net sales for the frist nine months of the fiscal year 1996 were $134,719,082 as compared to $89,537,727 for the same period of the prior fiscal year. Sales for the nine months period increased 50.5% from those in the same period of fiscal year 1995. The increase is primarily due to sales to new customers and continued sales to existing customers. Turnkey sales were 84% of net sales in the nine months ended June 28, 1996, as compared to 63% for the comparable period of the prior fiscal year.

 As a result of the substantial increase in net turnkey sales and the resultant increase in material content and manufacturing inefficencies, gross profit decreased to 8.6% in the nine months ended June 28, 1996, from 13.8% in the same period of fiscal year 1995.

 Selling and adminstrative expenses increased to $9,271,420 in the frist nine months of fiscal year 1996, from $7,386,807 in the frist nine months of fiscal year 1995. The increase is primarily due to increases in salaries and related costs and increases in commission expense related to increased sales. As a percentage of net sales, selling and adminstrative expenses decreased to 6.9% to 6.9% in the current fiscal year from 8.2% of the net sales in the prior year.

 Net income for the frist nine months of fiscal year 1996 decreased to $452,686 from $2,542,686 in the same period of fiscal year 1995. Earings per share were $.06 for the nine months as compared to $.34 per share in the same period of the fiscal year 1995.

 In the contract electronics industry, business is managed by job on a customer basis. The cost of goods and resulting gross profit as a percentage of sales can vary widely amoung different jobs within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment sales and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, complexity of the assemblies, the degree of automation utilized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

 The Company has experienced component shortages eariler in the year which cause inefficiencies due to frequent customer rescheduling, short manufacturing lot sizes, production interruptions and restarts, set-up duplication and production line downtime. Other rescheduling has been the result of customers adjusting to their current business conditions.

 All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined.

 Certain specific components shortages are expected to continue in future months and will continue to have an impact on the Company's results. However, the scope and magnitude of their aggregate effects on sales and profits cannot be determined until close to the end of a given quarter when it becomes known that the short material in question will not arrive before quarter end and therefore will have a determinable effect on the resultant mix of production and delivery schedules. Accordingly, these factors may result in quarter to quarter fluctuations in both revenue and earnings.

Liquidity and Capital Resources

 Net sales for the month of June 1996 were $18,018,711, representing 42% of the total net sales for the three month period ending June 28, 1996. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

 At June 28,1996, approximately $8,500,000 and $9,451,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from the date of borrowing over a term of 60 months. At June 28, 1996, approximately $15,050,000 was available for borrowing under these existing lines of credit.

 Delivery schedules continue to be paced by certain specific component shortages and long lead times which adversely affect operations and working capital utilization.

 The Company believes that its cash balances, funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquistion opportunities.
 The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

 The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

                   PART II - OTHER INFORMATION

Item 1 Legal Proceedings
       _________________

       On March 23, 1994,three class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of New York located in Rochester, New York.
The respective plainiffs are Jacqueline Bowkey, Jeffrey Sadler and Maude Thompson and the defendants in each action are the Company, Roger E. Main
(now deceased), the former Chairman and Chief Executive Officer of the Company, Timothy J. Kennedy, Vice President, Secretary, Treasurer and Chief Financial Officer of the Company, Russell E. Stingel, President of the Company, and Edward Butka, Vice President of the Company.

     In each action the plainiff, claiming to represent a class of shareholders who purchased common stock of the Company between January 24,1994 and March
22, 1994 (the "Class"), alleges (1) that defendants violated the federal securities laws by making mispresentations regarding the future earnings and business propects of the Company and (2) that Plantiff and the Class purchased common stock of the Company at artificially inflated prices in reliance upon said statements and that they were damaged thereby. In each action, plainiff seeks unspecified damages.

   The three actions were consolidated in March 1995. An answer, in which defendants denied all allegations of wrongdoing, was served in January 1996.
To date, no documents have been produced and no depositions have been taken.
A motion for class certification made by plainiffs, returnable July 11, 1996, was withdrawn and accordingly no class has been certified. Counsel for plainiffs have stated that they intend to voluntarily discontinue the action if the details of such dismissal can be agreed upon. Such a discontinuance would not involve any payment by the Company. At this time there is no way in which the Company can quantify its monetary exposure since, even if the action is not voluntarily discontinued and even if a Class is certified,the Company has no way of knowing how many people will be in the Class or what almount their claimed losses may aggregate. The defendants believe that the claims are totally without merit and will continue to defend the actions vigorously.

Item 2. Changes in Securities
        _____________________

        None.

Item 3. Defaults Upon Senior Securities
        _______________________________

        None.

Item 4. Submission of Matters to a Vote of Securities Holders.
        _____________________________________________________

        None.

Item 5. Other Information
        _________________

        On July 8, 1996, Roger E. Main, the Company's Chief Executive Officer and a director of the Company, died. Russell E. Stingel, the Company's President and Chief Operating Officer is acting Chief Executive Officer.

Item 6 Exhibits and Reports on Form 8-K
       ________________________________

       (a) Exhibits

           None.

       (b) Reports on Form 8-K

          None.

                      IEC ELECTRONICS CORP.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   IEC ELECTRONICS CORP.
                                   Registrant


August 12, 1996                  By:/s/Russell E. Stingel
Date                              ______________________
                                     Russell E. Stingel
                                     President, Chief Operating Officer and
                                     Acting Chief Executive Officer


August 12, 1996                   By:/s/Timothy J. Kennedy
                                   ____________________
Date                               Timothy J. Kennedy
                                   Vice President, Treasurer, Secretary
                                   and Chief Finanical Chief