Form 10-K
period 1996-09-30
IEC ELECTRONICS CORP
filed 1996-12-23
CIK 49728

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 1996 or
                                 ------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to _________

Commission file number 0-6508
                       ------

                        IEC ELECTRONICS CORP.
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter


      Delaware                                      13-3458955
--------------------------------------------------------------------------------
State or other jurisdiction of               IRS Employer ID No.
incorporation or organization

105 Norton Street, Newark, New York                      14513
--------------------------------------------------------------------------------
Address of principal executive offices                 Zip Code

Registrant's telephone number, including area code: 315-331-7742
                                                    ------------

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No
                                    --            --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of December 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,891,971.

(Assumes officers, directors, and any stockholder holding 5% of the outstanding shares are affiliates.)

As of December 19, 1996, there were outstanding 7,415,070 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1997 is incorporated into Part III of this Form 10-K

                               TABLE OF CONTENTS



                                    PART I

                                                                        PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................     9
Item 3:  Legal Proceedings............................................     9
Item 4:  Submission of Matters to a Vote of Security Holders..........    10
         Executive Officers of Registrant.............................    10


                                    PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6:  Selected Consolidated Financial Data.........................    12
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    14
Item 8:  Financial Statements and Supplementary Data..................    17
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    17


                                   PART III


Item 10:   Directors and Executive Officers of the Registrant.........    18
Item 11:   Executive Compensation.....................................    18
Item 12:   Security Ownership of Certain Beneficial Owners and
            Management................................................    18
Item 13:   Certain Relationships and Related Transactions.............    18

                                    PART IV


Item 14:   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..............................................    19

                                    PART I



ITEM 1.  BUSINESS
-----------------

      IEC Electronics Corp. is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. The Company believes that it is a leader in the contract electronics manufacturing industry based upon its state-of-the-art manufacturing facilities, volume of production and quality of its services. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. The Company believes that, based upon its volume of production, it is one of the ten largest independent SMT contract manufacturers in the United States. As a full-service contract manufacturer, the Company offers it customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired all of the then outstanding common stock of Calidad Electronics, Inc. ("Calidad"), located in Edinburg, Texas. In November 1994, the Company acquired all of the then outstanding common stock of Accutek, Inc. ("Accutek"), located in Arab, Alabama. As used herein, "Company" or "IEC" includes IEC Electronics Corp. and its subsidiaries, Calidad and Accutek, unless the context otherwise requires.

      The Company completed a public offering of its Common Stock in February 1993, the net proceeds from which, amounting to $29,744,573, were utilized to reduce debt and increase working capital.

      The Company has achieved world-class ISO 9002 certification and IEC Electronics is ISO 9001 certified. This certification is an international quality assurance standard that most OEMs consider crucial in qualifying their contract manufacturers.

      The Company has received approval from the British Approvals Board for Telecommunication allowing it to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market.

      The Company's executive offices are located at 105 Norton Street, Newark, New York 14513. Its telephone number is (315) 331-7742.

Contract Electronics Manufacturing:  The Industry

      The contract electronics manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. It provides quality product, delivered on time and at the lowest cost, to the OEM. This full range of services gives the OEM an opportunity to avoid large capital investments in plant, equipment and staff and allows the OEM to concentrate instead on the areas of its greatest strength: innovation, design and marketing. Utilizing contract electronics manufacturing services such as those provided by IEC gives the customer an opportunity to improve return on investment with greater flexibility in responding to market demands and exploiting new market opportunities.

      Historically, OEMs in the computer and electronics industries relied on internal manufacturing capabilities to support their growth. Local job shops were given short-term overloads and specialty work as required, creating unstable and unpredictable business levels for these manufacturers. In recent years, primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing domestic contract manufacturers they can improve their competitive position, realize an improved return on investment and concentrate on areas of their greatest expertise such as research, product design and development and marketing. In addition, contract manufacturing allows OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider contract manufacturers an integral part of their business and manufacturing strategy. Accordingly, the contract electronics manufacturing industry has experienced significant growth as OEMs have established long-term working arrangements with contract manufacturers such as IEC.

      Two important trends have developed recently in the contract electronics manufacturing industry. First, OEMs increasingly require contract manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis in which the OEM supplies all materials and the contract manufacturer supplies labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between OEMs and contract manufacturers involves an increased use of "just-in-time" inventory management techniques which minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs.


      A second trend in the industry has been the increasing shift from PTH to SMT interconnection technologies. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins which are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit, contributing to size reductions of up to 50%. SMT requires expensive, highly automated assembly equipment and significantly more expertise than PTH technology. To achieve high yields, contract manufacturers must have extensive knowledge and experience in solder paste, solder reflow, thermal management, metal fatigue, adhesives, solvents, flux chemistry, surface analysis, intermetallic bonding and testing. The shift to SMT from PTH technology has increased the use of contract manufacturers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

      The Company continually evaluates emerging technology and intends to make new processes available to its customers when commercial factors so indicate. The next generation of interconnection technologies may include tape automated bonding ("TAB") and chip on board ("COB") assembly techniques. TAB and COB are relatively recent approaches to achieving greater density on printed circuit boards. The Company's customers do not currently require the utilization of TAB or COB.

The Company's Strategy

      The Company's strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs in the electronics industry. These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, the Company offers its customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.

      As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 1996, the Company invested approximately $9,100,000 in capital equipment and facility expansion. The vast majority of this amount was invested in new SMT and testing equipment to support the increased demand for this modern technology. The Company believes that it operates one of the largest SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that contract manufacturers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the contract manufacturing industry.


Assembly Process

      The Company generally enters into formal agreements with its significant customers. These agreements generally provide for fixed prices for one year, absent any customer changes which impact cost of labor or material, and rolling twelve month forecasts of customer requirements. After establishing an OEM relationship, the Company offers its consultation services with respect to the manufacturability and testability of the product design. IEC often recommends design changes to reduce manufacturing costs and to improve the quality of the finished assemblies, and in some instances will produce original designs to the customer's specifications.

      Upon receipt, a customer's order is entered into the Company's computer system by customer service personnel and is reviewed by all departments. The Production Control Department generates a detailed manufacturing schedule. Bills of material and approved vendor lists are reviewed by the Engineering Department, which creates a detailed process to direct the flow of product through the plant. The Material Control Department utilizes a material requirement planning (MRP) program to generate the requisitions used by the Purchasing Department to procure all material and components from approved vendors in the quantities and at the time required by the production schedule.

      All incoming material is inspected to ensure compliance with customer specifications and delivered to the production floor on a "just-in-time" basis. Material and product movement are carefully and continuously computer-monitored throughout the assembly process to meet customer requirements. The placement and insertion of components on circuit board assemblies are accomplished by high-speed, vision and computer-controlled PTH or SMT machines. Any manual operations are performed prior to passage of the assemblies through various soldering processes. Statistical process control ("SPC") is used to provide consistent results in all steps of the manufacturing process.

      The manufactured assembly then moves into the test phase. IEC's computer-aided testing ensures delivery of high quality products on a consistent basis. Computer-driven in-circuit tests verify that all components have been properly placed or inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications.

      IEC assigns a program manager to each customer. The program manager maintains regular contact with the customer to assure timely and complete flow of information between the customer and the Company. Many products manufactured by the Company are in the early stages of their product cycle and therefore undergo numerous engineering changes. In addition, production quantities and schedules of certain products must be varied to respond to changes in customers' marketing opportunities. The Company assesses the impact of such changes on the production process and takes the appropriate action, such as restructuring bills of material, expediting procurement of new components and adjusting its manufacturing and testing plans. IEC believes that its ability to provide flexible and rapid response to customer needs is critical to its success.


Products and Services

      The Company manufactures over 500 different assemblies which are incorporated into over 100 different products. The Company provides contract manufacturing services primarily for micro, mini and mainframe computers; computer peripheral equipment; industrial photography and imaging equipment; office equipment; telecommunications equipment; measuring devices; and medical instrumentation. During the fiscal year ended September 30, 1996 the Company provided contract manufacturing services to 98 different customers, including Compaq Computer Corporation ("Compaq"), Matrox Graphics, Inc. ("Matrox"), K-Tec Electronics ("K-Tec), a division of a Kent Electronics company, Itronix Corporation ("Itronix"), a division of Telxon Corporation, Stratus Corporation ("Stratus"), Symbol Technologies, Inc. ("Symbol") and ADC Video Systems ("ADC Video"). The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.


Materials Management

      In fiscal 1994, 1995, and 1996, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented 73%, 64% and 85% of sales, respectively. Materials and the associated material handling expense often represent more than 85% of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers provide for cancellation charges equal to all costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities, including but not limited to all labor and material costs. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.


Suppliers

      Materials and components used in contract manufacturing, whether supplied by the OEM or by the Company, are available generally from a number of suppliers at negotiated prices which are firm for the life of the purchase order. However, at various times in the electronics industry there have been industry-wide shortages of components which have temporarily delayed the Company's manufacture and shipment of products. The Company's business is not dependent upon any one supplier.


Marketing and Sales


      The Company markets its services through a direct sales force of 5 individuals headquartered at the Company's facilities in Newark, New York, 20 program managers and 11 independent manufacturers' representatives, who currently employ approximately 55 sales people in 35 states and Canada. In addition to the sales and marketing staff, the Company's executives are closely involved with marketing efforts. The Company conducts extensive market research to identify industries and to target companies where the opportunity exists to provide contract manufacturing services across a number of product lines and product generations.

      The Company's sales effort is supported by advertising in numerous trade media, sales literature, video presentations, participation in trade shows and direct mail promotions. Inquiries resulting from these advertising and public relations activities are assigned to the manufacturers' representative covering the customer's location. IEC's direct sales force coordinates all such activity and monitors the performance of the manufacturers' representatives. In addition, referrals by existing customers are an important source of new opportunities. The Company's objective is to further diversify the customers and industries which it serves.

Backlog

      The Company's backlog as of December 17, 1996 and December 15, 1995 was approximately $136,683 and $87,013,000, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Approximately all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


Customers

      Compaq, Matrox, K-Tec and Itronix were the Company's four largest customers during the fiscal year ended September 30, 1996 and accounted for 22%, 13%, 9% and 6%, respectively, of the Company's net sales for such period. During fiscal 1996, the Company produced over 500 different assemblies which in turn were incorporated into over 100 products for its customers. The Company provides its services to multiple divisions and product groups of many of its customers and typically manufactures for a number of each customer's product generations. Historically, the Company has had substantial recurring sales from its customers. Customer contracts can be cancelled and purchase levels can be changed or delayed at any time. The timely replacement of cancelled, delayed or reduced contracts with new orders cannot be assured. During the fiscal year ended September 30, 1996, the Company provided services to approximately 74% of the customers for which it provided services in fiscal 1995.

      Compaq, Stratus, Symbol and ADC Video were the Company's four largest customers during the fiscal year ended September 30, 1995 and accounted for 43%, 8%, 4% and 4%, respectively, of the Company's net sales for such period.


Competition

      Once an OEM has decided to utilize the services of a contract manufacturer, competition for the OEM's manufacturing business is intense and is based upon technology, quality, service, price and the ability to deliver finished products on an expeditious and reliable basis. The Company believes that it competes favorably with respect to such factors. In the domestic contract manufacturing industry, the Company estimates that there are approximately 150 competitors and that it is among the ten largest independent companies in the industry based upon volume of product manufactured. Among the Company's larger competitors are Solectron Corporation and divisions of SCI Systems, Inc., both of which have greater resources than the Company.

      The Company also faces significant offshore competition. Although such competitors may offer low bid prices, the Company believes that because of additional costs and risks associated with utilizing offshore services such as delays in shipping, long lead times, inflexibility with respect to production and engineering changes and difficulty in communication, many OEMs choose to utilize domestic services, including those provided by the Company.

Governmental Regulation

      The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the workplace and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to the Company. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for the Company.


Employees

      The Company's employees numbered approximately 2,155 at December 17, 1996, including 142 employees engaged in engineering, 1914 in manufacturing and 99 in administrative and marketing functions. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages. Management believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, by virtue of its Texas location in the Rio Grande valley, and by virtue of its Alabama location 70 miles north of Birmingham and 30 miles south of Huntsville.


Patents and Trademarks

      The Company holds patents unrelated to contract manufacturing and also employs various registered trademarks. The Company does not believe that either patent or trademark protection is material to the operation of its business.


ITEM 2.  PROPERTIES
-------------------

      The Company's principal manufacturing facility, acquired with the aid of industrial revenue bond financing (see Note 5 of Notes to Consolidated Financial Statements), is located in Newark, New York and contains an aggregate of approximately 250,000 square feet, of which the Company currently utilizes approximately 230,000 square feet for its operations. Approximately 20,000 square feet of the building complex are available for business expansion. The Calidad manufacturing facility located in Edinburg, Texas consists of approximately 87,000 square feet of space of which approximately 60,000 square feet are currently utilized, leaving 27,000 square feet for expansion. The Accutek facility located in Arab, Alabama consists of approximately 125,000 square feet of which approximately 75,000 square feet are currently utilized, leaving 50,000 square feet for expansion.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      On March 23, 1994, three class action complaints were filed against the Company and certain of its officers and directors in the United States District Court for the Western District of New York located in Rochester, New York. The respective plaintiffs were Jacqueline Bowkey, Jeffrey Sandler and Maude Thompson and the defendants in each action were the Company, Roger E. Main (now deceased), the former Chairman and Chief Executive Officer of the Company, Timothy J. Kennedy, Vice President, Treasurer and Chief Financial Officer of the Company, Russell E. Stingel, President and current Chief Executive Officer of the Company, and Edward Butka, Vice President of the Company. The defendants were the same in the other two actions. In action no. 2, the plaintiff was Jeffrey Sandler and action no. 3, the plaintiff was Maude Thompson.

      In each action the plaintiff, claiming to represent a class of shareholders who purchased common stock of the Company between January 24, 1994 and March 22, 1994 (the "Class"), alleged (1) that defendants violated the federal securities laws by making misrepresentations regarding the future earnings and business prospects of the Company, and (2) that plaintiff and the Class purchased common stock of the Company at artificially inflated prices in reliance upon said statements and that they were damaged thereby. In each action, plaintiff sought unspecified damages.

      The three actions were consolidated in March 1995. The consolidated action was voluntarily discontinued in September 1996 without any payment to the plaintiffs or their counsel by any of the defendants. No Class had ever been certified by the Court.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      During the fourth quarter of fiscal 1996, no matters were submitted to a vote of security holders.
                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 1996, were as follows:

      Name                     Age             Position

Russell E. Stingel             65             Chairman of the Board,
                                          President, Chief Executive
                                          Officer and Director

Timothy J. Kennedy             56             Vice President, Treasurer and
                                          Chief Financial Officer and Secretary

Edward Butka                   58             Vice President and Assistant
                                          General Manager

J. Darrell Cottle              50             President, Accutek, Inc.

      Russell E. Stingel has served as President since February 1996, as Chief Executive Officer since July 1996, and as a director since October 1996. Prior thereto, he had been the Executive Vice President, Secretary and General Manager of the Company since 1977. He was previously employed as President of the Ward Hydraulics Division of Figgee International Holdings, Inc. and in various management positions by General Dynamics Corporation.

      Timothy J. Kennedy has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1981, as Secretary since February 1996 and in other capacities since 1979. He was previously employed by Titeflex Corp. as Controller and by General Instrument Corp. as Chief Accountant.

      Edward Butka has served as Vice President since October 1990, as Assistant General Manager since 1988 and in various other capacities since 1970. He was previously employed by General Dynamics Corporation in various capacities.

      J. Darrell Cottle has served as President and as a director of the Company's subsidiary, Accutek, Inc., since its acquisition by the Company on November 21, 1994. Mr. Cottle had been a major shareholder, officer and director of Accutek, Inc. from the time of its incorporation in May 1982 until its acquisition by the Company.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
--------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

      (a)  Market Information.

           The Company's Common Stock is traded on the Nasdaq National Market under the symbol IECE.

           The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market.

                                          Closing Sales Price
      Period                                   High        Low
October 1, 1994 - December 31, 1994            $16.50      $7.50
January 1, 1995 - March 31, 1995               $10.75      $7.25
April 1, 1995 - June 30, 1995                  $ 8.00      $6.375
July 1, 1995 - September 30, 1995              $11.25      $7.125
October 1, 1995 - December 31, 1995            $ 9.75      $8.625
January 1, 1996 - March 30, 1996               $10.75      $8.125
April 1, 1996 - June 30, 1996                  $ 8.8125    $7.00
July 1, 1996 - September 30, 1996              $ 8.375     $6.25

      The closing price of the Company's Common Stock on the Nasdaq National Market on December 19, 1996 was $8.25.

      (b)  Holders.

           As of December 19, 1996, there were approximately 145 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 1996 and September 30, 1995. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    Selected Consolidated Financial Data
-----------------------------------------------

                    SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                           Years Ended September 30

Income Statement Data            1992(1)  1993(1)  1994(1) 1995(1)(2)1996(1)(2)
---------------------            -------  -------  ------- --------- ----------
   Net Sales                     $43,170 $102,959 $130,296 $127,610 $179,707
   ---------                     ------- -------- -------- -------- --------
   Gross Profit                    7,822   25,469   27,281   18,327   15,219
                                 ------- -------- -------- -------- --------
   Operating Income                3,310   16,086   17,565    7,603    2,333
                                   -----   ------   ------    -----    -----
   Income before extraordinary       126    9,106   10,960    4,688    2,498
                                     ---    -----   ------    -----    -----
   item
   Extraordinary item - early         -     (663)      -        -        -
                                    ----    ----     ----      ----     ----
   extinguishment of debt, net
   ofincome tax benefit of $110
   Net Income                       $126   $8,443  $10,960   $4,688   $2,498
                                    ----   ------  -------   ------   ------
   Net income per common and        $.03    $1.45    $1.51     $.63     $.33
                                    ----    -----    -----     ----     ----
   common equivalent share:
      Income before
      extraordinary item              -      (.11)     -         -       -
                                    -----    -----   -----     -----   -----
      Extraordinary item
   Net Income                       $.03    $1.34    $1.51     $.63     $.33
                                    ----    -----    -----     ----     ----
   Common and equivalent shares    4,757    6,316    7,262    7,451    7,496
                                   -----    -----    -----    -----    -----
Balance Sheet Data:
   Working Capital                $1,637  $18,672  $20,796  $23,074  $25,959
                                  ------  -------  -------  -------  -------
   Total Assets                   41,289   64,137   84,954 $103,014 $109,521
                                  ------   ------   ------ -------- --------
   Long-term debt, less current  $16,350   $3,915   $3,733   $6,857   $7,409
                                 -------   ------   ------   ------   ------
   maturities
   Shareholders' equity           $8,856  $47,145  $58,455  $64,899  $67,457
                                  ------  -------  -------  -------  -------


      (1) The results of operations and financial position as of and for the years ended September 30, 1992, 1993, 1994, 1995 and 1996, include the operations of Calidad from acquisition on June 25, 1992.
      (2) The results of operations and financial position as of and for the years ended September 30, 1995 and 1996, include the operations of Accutek from acquisition on November 21, 1994.

      The following table sets forth for the years indicated the percentage relationship between net sales and certain expenses and earnings items, and the percentage increase or decrease of such items as compared to the prior year.


                                                        Period to Period
                                                        ----------------
                                                       Percentage Increase
                                                       -------------------
              Percentage Relationship to Net Sales         (Decrease)
              ------------------------------------         -----------
                    Year Ended September 30,          Year Ended September 30,
                    ------------------------          -------------------------
               1994          1995(1)       1996(1)    1994-1995       1995-1996
              -----         -------       -------     ---------       ---------
Net Sales     100.0%        100.0%        100.0%        (2.1%)          41%
              -----         -----         -----         -----           ---
Gross Profit   20.9%         14.4%          8.5%       (32.8%)         (17.0%)
               ----          ----           ---         -----            -----
Operating
 Income        13.5%         6.0%           1.3%       (56.7%)         (69.3%)
               ----          ---            ---         -----           -----


Net Income     8.4%          6.7%           1.4%        (57.2%)         (46.7)
               ---           ---            ---          -----          ------





      (1) The results of operations for the years ended September 30, 1995 and 1996, include the operations of Accutek from acquisition on November 21, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September
-----------------------------------------------------------------------------
30, 1995
--------

      Net sales for fiscal year 1996 were $179,707,316 as compared to $127,609,883 for fiscal year 1995, an increase of 40.8%. The increase in sales was due primarily to sales to new customers; of the 40.8% increase in sales, 37.8% were to new customers. Also, turnkey sales increased to 85% in fiscal 1996 versus 64% in fiscal 1995.

      Gross profit as a percentage of net sales decreased from 14.4% in fiscal year 1995 to 8.5% in fiscal year 1996. The cost of sales and resulting gross profit as a percentage of sales can vary widely among different jobs within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, complexity of the assemblies, the degree of automation utulized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

      The decrease in gross profit as a percentage of sales is due primarily to the higher material content in the cost of goods sold, inefficient direct labor, and excess overhead expense caused by underutilized manufacturing capacity. This inefficiency and underutilization is primarly the effect of customer rescheduling which, in turn, causes small lot size manufacturing, production interruption and restarts, set-up expense and production downtime. All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined. While component shortages have eased, certain component shortages also affected operating results, particularly in the first six months of the fiscal year. Accordingly, these factors may result in quarter-to-quarter fluctuations in both future revenues and earnings.

      Selling and administrative expenses increased to $12,411,776 in fiscal year 1996 from $10,270,026 in fiscal year 1995. This increase can be attributed to an increase in salaries and related costs and an increase in commision expenses related to the increased sales. As a percentage of sales, selling and administrative expenses decreased from 8% in fiscal year 1995 to 7% in fiscal year 1996.

      Net income decreased from $4,688,348 or $.63 per share the prior year to $2,497,888 or $.33 per share in fiscal year 1996.

      Excluding the effect of life insurance proceeds of $2,002,550, net income would have been $495,338 or $.07 per share in fiscal year 1996.

Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September
----------------------------------------------------------------------------
30, 1994
--------

      Net sales for fiscal year 1995 were $127,609,883 as compared to $130,296,380 for fiscal year 1994, a decrease of 2.1%. The decrease in sales was due primarily to a decline in turnkey sales, partially offset by an increase in consignment sales. Turnkey sales were approximately 64% in fiscal year 1995 versus 73% in 1994. Component shortages continued to adversely affect shipments and had a negative impact on sales.

      Gross profit as a percentage of net sales decreased from 20.9% in fiscal year 1994 to 14.4% in fiscal year 1995. In the contract electronics industry, business is managed by job on a customer basis. The cost of sales and resulting gross profit as a percentage of sales can vary widely among different jobs within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, complexity of the assemblies, the degree of automation utilized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

      The decrease in gross profit as a percentage of sales was primarily due to substantially increased direct labor and related overhead costs as a percentage of both turnkey and consignment sales. This was partially offset by the continuing increase in consignment sales. These higher costs as a percentage of sales are primarily due to increased direct and indirect labor and to continuing component shortages which cause frequent customer rescheduling which, in turn, causes short manufacturing lot sizes, production interruptions and restarts, set-up duplication and production line downtime. All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined.

      Component shortages are expected to continue in future months and will continue to have an impact on the Company's results; however, the scope and magnitude of their aggregate effects on sales and profits cannot be determined until close to the end of a given quarter when it becomes known that the short material in question will not arrive before quarter-end and will have a determinable effect on the resultant mix of production and delivery schedules. Accordingly, these factors may result in quarter-to-quarter fluctuations in both revenues and earnings.

      Selling and administrative expenses increased to $10,270,026 in fiscal 1995 from $9,362,443 in fiscal year 1994. As a percentage of sales, selling and administrative expense increased from 7.2% in fiscal year 1994 to 8.0% in fiscal year 1995. This increase can be attributed to the inclusion of the Accutek subsidiary, which was acquired in November 1994 and the building of an infrastructure at the Calidad subsidiary.

      Net income decreased from $10,959,846 or $1.51 per share the prior year, to $4,688,348 or $.63 per share in fiscal year 1995.

Fiscal Year Ended September 1994 Compared to Fiscal Year Ended September 30,
----------------------------------------------------------------------------
1993
----

      Net sales for fiscal year 1994 were $130,296,380 as compared to $102,959,074 for fiscal year 1993, an increase of 26.5%. The increase in sales was due to increased sales to both new and existing customers. Turnkey sales during the period were approximately 73% of net sales versus 71% for fiscal year 1993.

      Gross profit as a percentage of net sales decreased from 24.7% for fiscal year 1993 to 20.9% for fiscal year 1994. The decrease in gross profit as a percentage of net sales resulted from the increase in percentage of turnkey sales which generate lower gross margins than consignment sales, and overall decreases in gross margins for both turnkey and consignment sales which is primarily due to the factors discussed above.

      Selling and administrative expenses were relatively flat at $9,362,443 versus $9,029,652 in fiscal year 1993. As a percentage of sales, selling and administrative expenses decreased from 8.8% to 7.2% in fiscal year 1994.

      During the fiscal year ended September 30, 1993, an extraordinary charge against net income of $663,300 or $.11 per share was incurred as a result of the early repayment of debt for which commitment fees and other debt related costs were not fully amortized.

      Net income increased from $8,442,898 or $1.34 per share in fiscal year 1993 to $10,959,846 or $1.51 per share in fiscal year 1994.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended September 1996 as Compared to Fiscal Year Ended September
---------------------------------------------------------------------------
1995
----

      Net sales for the month of September 1996 were $22,222,722, representing 49.4% of the total net sales for the three-month period ending September 30, 1996. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

      Investment in plant and equipment was $9,096,689 as compared to $11,187,378 in fiscal year 1995. These expenditures were primarily used to expand the manufacturing capabilities of the Company's two subsidiaries.


      Delivery schedules continue to be paced by component shortages and long lead times which adversely affect operations and working capital utilization, primarily during the first six months of the fiscal year.

      The Company maintains a credit facility with its bank which provides credit facilities totalling $33,000,000. These facilities include a credit line of up to $13 million for operations, $12 million for equipment purchases and $8 million for financial material bearing contracts. At September 30, 1996, approximately $15,689,000 was available for borrowing under these existing lines.

      The Company believes its cash balances, funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding of these future transactions, if any, may require the Company to obtain additional sources of financing.

      The impact of inflation on the Company's operations for the last three years has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Fiscal Year Ended September 1995 as Compared to Fiscal Year Ended September
---------------------------------------------------------------------------
1994
----

      Net sales for the month of September 1995 were $14,749,682, representing 39% of the total net sales for the three-month period ending September 30, 1995. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

      In June 1995, the Company amended its credit facility with its bank, increasing its credit facilities to $33,000,000. These facilities include a credit line of up to $13 million for operations, $12 million for equipment purchases and $8 million for financial material bearing contracts. At September 30, 1995, approximately $21,500,000 was available for borrowing under these existing lines.

      Investment in plant and equipment was $11,187,378 as compared to $15,716,632 in fiscal year 1994. These expenditures were primarily used to expand the manufacturing capabilities of the Company's two subsidiaries.

      The purchase of Accutek, Inc., net of cash acquired, was $1,751,832.

      Delivery schedules continue to be paced by component shortages and long lead times which adversely affect operations and working capital utilization.


Fiscal Year Ended September 30, 1994 Compared to Fiscal Year Ended September
----------------------------------------------------------------------------
1993
----

      The Company maintains a credit facility with its bank which provides credit facilities totaling $26,000,000. These facilities include a credit line of up to $10 million for operations, $8 million for equipment purchases and $8 million for financing material bearing manufacturing contracts. At September 30, 1994, $16,858,351 was available for borrowing under these existing lines.

      Investment in plant and equipment was $15,716,632 as compared to $13,485,609 in fiscal year 1993. These expenditures were primarily due to need generated by increased sales and anticipated future demand for company growth.

      Effective October 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." This change did not have a material effect on the Company's financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      The information required by this item is incorporated herein by reference to pages 23 through 43 of this Form 10-K and is indexed under Item 14(a)(1) and (2).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

      There have been no disagreements on accounting and financial disclosure matters.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 1997 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 1997 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

      The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 1997 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 1997 and is incorporated in this report by reference thereto.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  23
              Consolidated Balance Sheets as of
               September 30, 1996 and 1995..................................  24
              Consolidated Statements of Income for the years
               ended  September 30, 1996, 1995 and 1994 ....................  26
              Consolidated Statements of Cash Flows for the years
               ended September 30, 1996, 1995 and 1994......................  27
              Consolidated Statements of Changes in Shareholders'
               Equity for the years ended September 30, 1996,
               1995 and 1995................................................  28
              Notes to Consolidated Financial Statements....................  29
              Schedule of Selected Quarterly Financial Data (Unaudited)
               for the years ended September 30, 1996, 1995 and 1994........  43
              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.
 (3) Exhibits

Exhibit No.                     Title                                     Page

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
3.3             Agreement and Plan of Merger of IEC Electronics into
                DFT Holdings Corp.  (Incorporated by reference to
                Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4             Certificate of Merger of IEC Electronics Corp.
                into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.5             Certificate of Ownership and Merger merging IEC
                Electronics Corp. into DFT Holdings Corp. - Delaware. (Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.6             Certificate of Merger of IEC Acquisition Corp. into
                IEC Electronics Corp.  (Incorporated by reference to
                Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.7             Articles of Incorporation of Calidad Electronics, Inc.
                (Incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.8 Articles of Amendments to the Articles of Incorporation of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on
                Form S-1, Registration No. 33-56498)
3.9 Statement of Change of Registered Office or Registered Agent or both by a Profit Corporation. (Incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.10 By-laws of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.1            IEC Electronics Corp. Stock Option Plan, as amended.
                (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration
                No. 33-56498)
10.2            Form of Amended and Restated Incentive Stock Option
                Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
10.3 Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.4 Documents Executed in Connection with the Acquisition of Certain Real Estate:
                (i) Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among
                IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, Jacob A. Graybill and Robert M. Tyle, dated as of
                August 29, 1983.
                (ii) Bond Purchase Agreement among IEC Electronics Corp.,
                Wayne County Industrial Development Agency, Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983.
                (iii) Mortgage from the Wayne County Industrial Development Agency to Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983.
                (iv) Lease Agreement between the Wayne County Industrial Development Agency and IEC Electronics Corp., dated as of December 1, 1983.
                (v) Amendment to Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, the Estate of Jacob A. Graybill and Robert M. Tyle, dated as of December 28, 1983.
                (vi) Loan Agreement between IEC Electronics Corp. and The Village of Newark, dated as of December 28, 1983.
                (vii) Mortgage between Wayne County Industrial Development Agency and IEC Electronics Corp., as mortgagors, and Wayne County Industrial Development Agency, as mortgagee, dated December 28, 1983.
                (viii) Mortgage between Wayne County Industrial Development Agency and The Village of Newark, dated December 28, 1983.
                (ix) First Agreement of Amendment to Loan Agreement of December 28, 1983, between IEC Electronics Corp. and The Village of Newark, dated as of December 30, 1983.
                (x) Loan and Use Agreement among Wayne County Economic Development Corp., Wayne County Industrial Development
                Agency, IEC Electronics Corp. and New York Job Development Authority, dated December 30, 1983.

      (Incorporated by reference to Exhibit 10.6 to the Company's
      Registration Statement on Form S-1, Registration No. 33-56498)
10.5*      Form of Indemnity Agreement.  (Incorporated by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.6*      IEC Electronics Corp. Savings and Security Plan.
           (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration
           No. 33-56498)
10.7*      Loan Agreement between IEC Electronics Corp. and Marine
           Midland Bank, N.A., dated June 30, 1993.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993
10.8       Amendment No. 1 to Loan Agreement between IEC Electronics
           Corp. and Marine Midland Bank, N.A., dated as of June 9, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.9*      IEC Electronics Corp. 1993 Stock Option Plan (Incorporated
           by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.10*     Form of Incentive Stock Option Agreement (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.11* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.12*     Form of Non-Employee Director Stock Option Agreement
           (Incorporated by reference to Exhbit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.13      Stock Purchase Agreement among IEC Electronics Corp.,
           Accutek, Inc., J. Darrell Cottle and Laura B. Cottle
           dated November 3, 1994 and Amendment thereto dated
           November 21, 1994.  (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1994)
10.14*     Employment and Non-Competition Agreement between Accutek, Inc.
           and J. Darrell Cottle dated November 21, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended December 30, 1994)
11.1       Statement relating to computation of per share earnings.
           See Note 1 to the Notes to the Company's Consolidated
           Financial Statements contained herein.
22.1       Subsidiaries of IEC Electronics Corp.                             44
24.1       Consent of Arthur Andersen LLP                                    45

          (b)  Reports on Form 8-K:

           None

                                  SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  19, 1996.


                               IEC Electronics Corp..


                               By:/s/Russel E. Stingel
                               -----------------------
                                    Russell E. Stingel, President
                                    and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

                          Director, President
                          and Chief Executive Officer
/s/Russell E. Stingel    (Principal Executive Officer)         December 19, 1996
---------------------
(Russell E. Stingel)

                          Vice President, Secretary,
                          Treasurer and   Controller
                          (Principal Financial
/s/Timothy J. Kennedy     and Accounting Officer)              December 19, 1996
---------------------
(Timothy J. Kennedy)


/s/David J. Beaubien      Director                             December 19, 1996
--------------------
(David J. Beaubien)


/s/Thomas W. Folger       Director                             December 19, 1996
--------------------
(Thomas W. Folger)


/s/W. Barry Gilbert       Director                             December 19, 1996
-------------------
(W.Barry Gilbert)


/s/Robert P.B. Kidd       Director                             December 19, 1996
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton        Director                             December 19, 1996
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor       Director                             December 19, 1996
-------------------
(Justin L. Vigdor)

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended September 30, 1996, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                  /s/Arthur Anderson LLP



Rochester, New York,
  November 8, 1996




                    IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    --------------------------------------


                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         SEPTEMBER 30, 1996 AND 1995
                         ---------------------------



                                    ASSETS
                                    ------

                                               1996              1995
                                           ------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                   1,481,694             8,639,803
   Accounts receivable                        28,210,567            17,378,065
   Inventories                                26,006,235            24,096,765
   Income taxes receivable                       756,879           -
   Deferred income taxes                         702,192               566,000
   Other current assets                          165,446               451,444
                                           ------------------------------------
            Total current assets              57,323,013            51,132,077
                                           ------------------------------------





PROPERTY, PLANT AND
   EQUIPMENT, net                             39,014,104            38,227,647
                                           ------------------------------------





OTHER ASSETS:
   Costs in excess of net assets
   acquired, net                              12,818,645            13,289,205
   Note receivable from officer                  355,519               355,519
   Other assets                                    9,309                 9,309
                                           ------------------------------------
                                              13,183,473            13,654,033
                                           ------------------------------------
                                             109,520,590           103,013,757
                                           ====================================



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------



                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                         1996         1995
                                                     ---------------------------
CURRENT LIABILITIES:
   Borrowings under lines of credit                      8,530,000    3,540,000
   Current portion of long-term debt                     2,781,517    3,018,497
   Accounts payable                                     16,974,916   16,971,184
   Accrued payroll and related
   expenses                                              2,772,330    3,047,203
   Accrued income taxes                                    -          1,246,680
   Other accrued expenses                                  305,237      234,713
                                                     ---------------------------
            Total current liabilities                   31,364,000   28,058,277
                                                     ---------------------------

DEFERRED INCOME TAXES                                    3,290,749    3,199,557
                                                     ---------------------------

LONG-TERM DEBT                                           7,409,076    6,857,403
                                                     ---------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - 0 shares                         -            -
   Common stock, par value $.01 per
       share, authorized - 15,000,000
       shares; issued and outstanding -
       7,415,070 and 7,387,366 shares,
       respectively                                         74,151       73,874
   Additional paid-in capital                           36,973,633   36,913,553
   Retained earnings                                    30,408,981   27,911,093
                                                     ---------------------------
            Total shareholders' equity                  67,456,765   64,898,520
                                                     ---------------------------
                                                       109,520,590  103,013,757
                                                     ===========================



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    --------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
            -----------------------------------------------------



                                     1996            1995           1994
                                -----------------------------------------------

NET SALES                           179,707,316    127,609,883     130,296,380

COST OF SALES                       164,488,633    109,283,330     103,015,539
                                -----------------------------------------------
         Gross profit                15,218,683     18,326,553      27,280,841

SELLING AND ADMINISTRATIVE
EXPENSES
  (exclusive of amortization
   expense shown below)              12,411,776     10,270,026       9,362,443

AMORTIZATION EXPENSE                    473,958        453,829         353,196
                                -----------------------------------------------
       Operating income               2,332,949      7,602,698      17,565,202

INTEREST EXPENSE                      1,584,457      1,101,273         598,123

LIFE INSURANCE GAIN                   2,002,550       -               -

OTHER INCOME, net                       395,846        653,923         340,767
                                -----------------------------------------------

  Income before income taxes          3,146,888      7,155,348      17,307,846

INCOME TAXES:
  Current                               694,000      2,150,000       5,148,000
  Deferred                             (45,000)        317,000       1,200,000
                                -----------------------------------------------
                                        649,000      2,467,000       6,348,000
                                -----------------------------------------------

NET INCOME                            2,497,888      4,688,348      10,959,846
                                ===============================================

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
      Net income                           0.33           0.63            1.51
                                ===============================================

 Common and common equivalent
     shares (in thousands)                7,496          7,451           7,262
                                ===============================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    --------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
            -----------------------------------------------------

                                               1996        1995       1994
                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   2,497,888   4,688,348   10,959,846
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization              8,270,636   7,128,171    5,444,143
  (Benefit from)provision for
  deferred income taxes                       (45,000)     317,000    1,200,000
  Gain on sale of fixed assets                (15,154)     (98,624)     (27,600)
  Amortization of costs in excess of net      473,958      453,829      353,196
  assets acquired
  Debt placement fee amortization                -            -          18,166
  Changes in operating assets and
  liabilities, net of effects of purchase of
  Accutek, Inc. in 1995:
   Increase in accounts receivable         (10,832,502) (2,122,595)  (7,164,216)
   Increase in inventories                  (1,909,470) (5,728,099)  (4,837,421)
   (Increase)Decrease in income taxes
   receivable                                 (756,879)  1,366,056   (1,366,056)
   Decrease(Increase) in other current
   assets                                      285,998     (13,688)     108,108
   Increase in note receivable from officer       -           -        (355,519)
   Decrease in other assets                       -         43,561       54,580
   Increase in accounts payable                  3,732   5,848,987    5,074,407
   Decrease in accrued payroll and related
   expenses                                   (274,873)   (678,492)    (449,459)
   (Decrease)increase in accrued income
   taxes                                    (1,246,680)  1,352,981      (96,229)
   Increase in other accrued expenses           70,524      13,229       54,866
                                           -------------------------------------
 Net cash provided by operating activities  (3,477,822) 12,570,664    8,970,812
                                           -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
  equipment                                 (9,096,689)(11,187,378) (15,716,632)
  Merger related costs                          (3,398)       (855)      (1,731)
  Purchase of Accutek, Inc., net of cash
  acquired                                         -    (1,751,832)         -
  Proceeds from sale of equipment               54,750     203,299       27,600
                                           -------------------------------------
   Net cash used in investing activities    (9,045,337)(12,736,766) (15,690,763)
                                           -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants        60,357        -         349,926
  Net borrowings (repayments) under line
  of credit agreements                       4,990,000  (1,015,000)   3,500,000
  Proceeds from long-term borrowings         4,062,000   5,921,000    2,760,000
  Principal payments on long-term debt      (3,747,307) (2,959,168)  (2,536,752)
                                            -------------------------------------
 Net cash provided by financing activities   5,365,050   1,946,832    4,073,174
                                            -------------------------------------

NET (DECREASE)INCREASE IN CASH AND CASH
EQUIVALENTS                                 (7,158,109)  1,780,730   (2,646,777)

CASH AND CASH EQUIVALENTS, beginning of
year                                         8,639,803   6,859,073    9,505,850
                                            -------------------------------------

CASH AND CASH EQUIVALENTS, end of year       1,481,694   8,639,803    6,859,073
                                            =====================================

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                   1,584,457   1,101,273      598,123
                                            ===================================
  Income taxes                               2,697,559      99,967    6,610,285
                                            ===================================
Cash received during the year for:
  Income taxes                                    -         555,843      -
                                            ===================================

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITY:
  In fiscal 1995, IEC Electronics Corp.
  purchased all of the common stock of
  Accutek, Inc. as follows:
    Fair value of assets acquired                 -         6,306,188    -
    Less- Liabilities assumed                     -        (2,356,162)   -
             Issuance of common stock             -        (1,755,000)   -
                                            -----------------------------------
       Net cash paid for acquisition              -         2,195,026    -
                                            ===================================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    --------------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            ----------------------------------------------------------

               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
               -----------------------------------------------------



                                              Additional             Total
                            Common    Stock  Paid-In    Retained   Shareholders'
                            --------------
                            Shares    Amount Capital    Earnings    Equity
                            ----------------------------------------------------

BALANCE, September 30, 1993 7,140,000 71,400  34,811,101  12,262,899  47,145,400

  Exercise of stock options
  and related income tax
  benefit                      46,250    463     349,463       -         349,926

  Net income                       -       -       -      10,959,846  10,959,846
                            ----------------------------------------------------

BALANCE, September 30, 1994 7,186,250 71,863  35,160,564  23,222,745  58,455,172

  Issuance of common stock
  for acquisition of
  Accutek, Inc.               201,116  2,011   1,752,989        -      1,755,000

  Net income                       -       -         -     4,688,348   4,688,348
                             ---------------------------------------------------

BALANCE, September 30, 1995 7,387,366 73,874  36,913,553  27,911,093  64,898,520

  Exercise of stock options     27,704    277     60,080        -         60,357

  Net income                        -       -        -     2,497,888   2,497,888
                               -------------------------------------------------

BALANCE, September 30, 1996 7,415,070 74,151  36,973,633  30,408,981  67,456,765
                            ====================================================




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                     --------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        SEPTEMBER 30, 1996, 1995 AND 1994
                        ---------------------------------



1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     --------------------------------------------------------

Business
--------

IEC Electronics Corp. (IEC) is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance and complete resource management.

Consolidation
-------------

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Calidad Electronics, Inc. (Calidad) and Accutek, Inc. (Accutek) (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

Effective November 21, 1994, IEC acquired all of the outstanding common stock of Accutek, a contract electronics manufacturer for approximately $4 million in cash and common stock. The acquisition has been accounted for by the purchase method of accounting, and accordingly, Accutek's net assets and results of operations are included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and the liabilities assumed based on estimated fair values at the date of acquisition. Cost in excess of net assets acquired related to the acquisition is being amortized on a straight-line basis over a period of 15 years.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on October 1, 1993, after giving effect to certain adjustments, including related income tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what could have occurred had the acquisition been made at the beginning of fiscal 1994 or of results which may occur in the future. Furthermore, no effect was given in the pro forma information for anticipated operating and synergistic benefits.
                                   1995           1994
                               (Unaudited)    (Unaudited)
                               -----------    -----------


Net sales                      $ 129,440,499  $ 138,829,401
                               =============  =============

Net income                     $   4,860,000  $  11,627,480
                               =============  =============
Net income per common and
   common equivalent share     $         .65  $        1.55
                               =============  =============


Recognition Revenue
-------------------

The Company recognizes revenue upon shipment of product for both turnkey and consignment contracts.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include money market and bank account balances, primarily all of which bear interest at approximately 5.4 percent. The Company's cash and cash equivalents are held and managed by high quality institutions which follow the Company's investment policy. The fair value of the Company's financial instruments approximate their carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.

Maintenance and repairs are charged to expense as incurred; renewals and improvements are capitalized. At the time of retirement or other disposition of property, plant, and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Costs in Excess of Net Assets Acquired
--------------------------------------

Costs in excess of net assets acquired of $1,811,424 and $14,049,924 are being amortized on a straight-line basis over a 15-year and a 40-year period, respectively. The balance is presented net of accumulated amortization of $3,042,703 and $2,572,143 at September 30, 1996 and 1995, respectively.

Officers' Life Insurance
------------------------

The Company carries life insurance policies covering its three and four executive officers as of September 30, 1996 and 1995, respectively. The face value of these policies at September 30, 1996 and 1995 is $2,250,000 and $4,250,000, respectively.

Net Income per Common and Common Equivalent Share
-------------------------------------------------

Net income per common and common equivalent share has been computed using all common stock and common stock equivalents (stock options and warrants under the "treasury stock" method). Based on this treatment, the number of weighted average shares of common stock outstanding is as follows at September 30:

                               1996       1995      1994
                            --------------------------------
Average number outstanding:
   Common shares             7,412,226  7,358,714 7,167,877
   Common equivalent shares     84,194     92,024    94,150
                                ------     ------    ------
                             7,496,420  7,450,738 7,262,027
                             =========  ========= =========

Fully diluted earnings per common share data are not presented as they are not materially different from primary earnings per common share for any period presented.

Recent Accounting Standards
---------------------------

In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No.
121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," was issued by the Financial Accounting Standards Board. This statement requires companies to review long-lived assets, including certain intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will be required to adopt SFAS No. 121 in fiscal 1997. The Company believes the effect of adoption will not be material.

In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board. This statement encourages companies to use the fair value based method to measure compensation cost, which is then recognized over the service period (usually the vesting period). As provided under SFAS No. 123, the Company has the option to continue to measure compensation cost using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosure of net income and, if presented, earnings per share as if the fair value based method had been applied. The Company will be required to adopt SFAS No. 123 on a prospective basis beginning in fiscal 1997. The Company believes that adoption of this statement could have a material impact but such impact is dependent upon future stock option activity.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    INVENTORIES:
     ---------------

The major classifications of inventories are as follows at September 30:

                                     1996       1995
                               -----------------------

       Raw materials           20,914,619  18,502,374
       Work-in-process          5,091,616   5,594,391
                               -----------------------
                               26,006,235  24,096,765
                               =======================


3.    PROPERTY, PLANT AND EQUIPMENT:
      ------------------------------

The major classifications of property, plant, and equipment are as follows at September 30:
                                     1996       1995
                              -----------------------

Land                               458,840     458,840
Land improvements                  612,030     225,214
Buildings                        5,929,185   5,067,639
Building improvements            4,086,337   3,663,789
Manufacturing equipment         54,652,988  48,825,721
Furniture and fixtures           4,724,842   3,535,128
Transportation equipment           187,191     202,343
                               -----------------------
                                70,651,413  61,978,674
Less- Accumulated depreciation
and amortization               (31,637,309)(23,751,027)
                               -----------------------
                                39,014,104  38,227,647
                               =======================

Depreciation and amortization of $8,270,636, $7,128,171 and $5,444,143 were charged against income of the Company for the years ended September 30, 1996, 1995 and 1994, respectively.

The principal depreciation and amortization lives used are as follows:

                                    Estimated
           Description                 Useful Lives
---------------------------------------------------

Buildings                         25 to 40 years
Building and land improvements     1 to 10 years
Manufacturing equipment            1 to 10 years
Furniture and fixtures             1 to  7 years
Transportation equipment           1 to  4 years


4.    FINANCING ARRANGEMENTS
      ----------------------

In June 1995, the Company obtained new financing arrangements with a bank, which replaced substantially similar arrangements. These arrangements are as follows:

       a.A secured working capital line of credit up to $13 million available through April 1, 1998 with interest at the prime rate, and secured by accounts receivable and inventory. Amounts borrowed are limited to 75 percent and 25 percent of qualified accounts receivable and inventory, respectively.

       b.A secured revolving line of credit up to $12 million available through April 1, 1998 with interest at the prime rate to be used for equipment purchases. Amounts borrowed will be collateralized by the related equipment and will be repayable monthly over a term of 60 months.

       c.A secured revolving line of credit up to $8 million available through April 1, 1998 with interest at the prime rate to be used to fund material bearing contracts into which the Company may enter. Amounts borrowed are limited based on the value of turnkey contracts entered into by the Company.

A facility fee of 1/4 percent of the average unused lines of credit is due annually.

Aggregate short-term borrowings by the Company under its working capital lines of credit for the years ended September 30 are as follows:
                                          1996           1995        1994
                                      --------------------------------------

Balance outstanding at September 30    8,530,000     3,540,000    4,500,000
Weighted average interest rate at
September 30                                  8%         8.75%        7.75%
Maximum amount outstanding during
the period                             8,530,000     4,555,000    4,500,000
Average amount outstanding during
the period (total of monthly
outstanding principal balances
divided by the number of months)       6,994,583     2,828,333    1,437,500
Weighted average interest rate
during the period (actual
interest expense on short-term
borrowings divided by average
short-term borrowings outstanding)          8.6%          8.9%         6.8%


These obligations and certain long-term debt contain specific affirmative and negative covenants binding the Company, including among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures and additional debt. The more restrictive of the covenants provide that the Company maintain a specified current ratio, debt to equity ratio and interest coverage ratio. At September 30, 1996 and 1995, the Company was in compliance with all covenants. The related debt has been classified in the accompanying financial statements in accordance with its repayment terms.

5.    LONG-TERM DEBT:
      ---------------

Long-term debt consists of the following at September 30:
                                                               1996     1995
                                                           ---------------------
IEC-
   Equipment notes payable obtained through revolving line of credit (Note 5), due in monthly installments of $312,324, plus interest at prime, through March 2001, secured by related equipment 8,811,001 8,065,543
   Capitalized lease obligation, due in monthly
     installments of $9,000, including interest at 12%,
     through January 1999                                   212,518     289,894
   Mortgage notes payable, due in monthly installments of
     $5,961, including interest at 8.25%, through January
     1999                                                   147,042     203,726
   Mortgage note payable, due in annual installments
     of $10,000,  plus interest at prime, through
     May 2005, secured by real property                      90,000        -

Calidad-
   Mortgage note payable in monthly installments of
     $2,425, including interest at 6.19%, through
     May 2005, secured by real property                      194,468    210,938

Accutek-
   Capital leases payable, due in monthly installments of $10,672, including interest ranging from 4.2% to 8.0%, through July 1997, secured by related equipment 52,979 161,354
   Capital leases payable, due in monthly installments of $12,029, including interest ranging from 4.33% to 8.33%, through December 1997, secured by
     related equipment                                       125,845    260,808
   Capital lease payable in monthly installments of
     $4,557, including interest at 7.02% through
     November 1998 with a balloon payment of $51,475,
     secured by related equipment                            149,615    190,129
  Mortgage note payable in monthly installments of
     $3,490, including interest at 7.0%, through
     August 1998, secured by real property                    77,950    113,043
   Mortgage note payable in monthly installments of
     $6,829, including interest at 7.75%, through July
     2001, secured by real property                          329,175    380,465
                                                         ----------------------
     Total                                                10,190,593  9,875,900
Less- Current portion                                     (2,781,517)(3,018,497)
                                                         ----------------------
                                                           7,409,076  6,857,403
                                                         ======================

Capitalized Lease Obligation and Mortgage Notes Payable
-------------------------------------------------------

The capital lease agreement with the Wayne County Industrial Development Agency
(IDA) requires annual lease payments equal to the principal and interest on the IDA issued bonds. These bonds and the lease agreement are secured by the land and building (the Premises) which house the Company's offices and the major part of its New York manufacturing facilities. Upon payment of the outstanding bonds, title to the Premises will be conveyed to the Company in accordance with the agreement.

Maturities of Consolidated Long-Term Debt
-----------------------------------------

The aggregate annual maturities of consolidated long-term debt at September 30, 1996 are as follows:
        1997            2,781,517
        1998            2,889,786
        1999            2,540,371
        2000            1,454,428
        2001              484,491
     Thereafter            40,000
                      ------------
                       10,190,593
                      ============

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its recorded value.

6.    INCOME TAXES:
      -------------

Effective October 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of this change in accounting principle did not have a material effect on the Company's financial position or results of operations.

The provision for deferred income taxes in fiscal 1996, 1995 and 1994 relates primarily to differences between income tax and financial statement accounting for depreciation, investment tax credits, and certain other expenses, summarized as follows (000's):

                             1996      1995      1994
                           ------------------------------

Depreciation                   $649       $943    $1,030
Incentive compensation          (34)       118       161
Inventory                       (80)      (230)       51
Compensated absences            (41)       (80)      (49)
Alternative minimum tax        (558)         -         -
credit
New York State
   investment tax credits        -        (300)        -
Other                            19       (134)        7
                           ------------------------------
                               $(45)      $317    $1,200
                           ==============================

The components of the deferred tax asset (liability) at September 30 are as follows (000's):

                               1996      1995
                             --------------------

Accelerated depreciation      $(4,149)  $(3,500)
                             --------------------

New York State
   investment tax credits        2,970     2,270
Compensated absences               291       250
Incentive compensation              34         -
Inventories                        380       300
Alternative minimum tax            558         -
credit
Other                              (3)        16
                             --------------------
                                 4,230     2,836
Less- Valuation allowance       (2,670)   (1,970)
                             --------------------
   Net deferred tax asset        1,560       866
                             --------------------
   Total deferred taxes, net    (2,589)   (2,634)
                             ====================

The Company has available approximately $4,500,000 in New York State investment tax credits available through 2006. A valuation allowance has been recorded at September 30, 1996 and 1995 to offset a majority of the deferred tax asset generated by New York State investment tax credits since the Company anticipates generating additional investment tax credits each year during the carryforward period, which limits the utilization of the tax credit carryforward.

The difference between the effective tax rates based on income before provision for income taxes and the statutory federal income tax rate for fiscal years 1996, 1995 and 1994 is summarized as follows (000's):

                           1996                1995                1994
                     -----------------  ------------------   ------------------
                                % of                 % of               % of
                               Pretax               Pretax             Pretax
                      Amount   Income    Amount     Income    Amount   Income
                     ----------------------------------------------------------

Provision for
income taxes at
statutory rates        $1,070   34.0%    $2,433      34.0%    $5,885    34.0%
Amortization of
cost in excess of
net assets acquired       120    3.8        120       1.7        120      .7
Life insurance
proceeds                 (681) (21.6)       -          -          -       -
Provision for state
taxes, net                153    4.8       (118)     (1.7)       401     2.3
Other items, net          (13)   (.4)        32        .5        (58)    (.3)
                     ----------------------------------------------------------
                          649   20.6%     2,467      34.5%      6,348   36.7%
                     ==========================================================


7.          SHAREHOLDERS' EQUITY:
            ---------------------

Stock Option Plan
-----------------

In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which was approved by the shareholders in February 1994. The SOP replaces and supersedes the 1989 Stock Option Plan. However, any outstanding options under the 1989 Plan remain in effect in accordance with, and subject to, the terms of the 1989 Plan. In November 1989, the Company awarded to four members of senior management non-qualified stock options for 138,750 shares, exercisable at $1.62 per share and vesting in increments of 50 percent in October 1991 and 50 percent in October 1992. In May 1990, incentive stock options for 58,150 shares, exercisable at $5.00 per share, were granted to other key employees, vesting one year from the date of grant. In October 1990, non-qualified options for 5,000 shares, exercisable at $5.00 per share were granted to a director, vesting in increments of 50 percent in October 1991 and 50 percent in October 1992. In June 1992, an incentive stock option and a non-qualified stock option for 25,000 and 5,000 shares, respectively, were granted to two former Calidad shareholders. The shares are exercisable at $6.00 per share, and vest in 25 percent increments per year. In February 1993, non-qualified options for 5,000 shares, exercisable at $13.00 per share, were granted to a director, vesting 50 percent in February 1994 and 50 percent in February 1995. Also in February 1993, incentive stock options for 38,000 shares, exercisable at $13.00 per share, were granted to key employees, vesting in increments of 25 percent per year. In January 1994, incentive stock options for 20,000 shares, exercisable at $12.25 per share, where granted to key employees, vesting in increments of 25 percent per year.

In February 1994, pursuant to passage of the 1993 Stock Option Plan, non-qualified stock options for 6,000 shares were granted to each non-employee director (total of 42,000 shares), exercisable at $20.00 per share, vesting in increments of 33 1/3 percent in October 1994, February 1995 and February 1996. In May 1994, incentive stock options for 161,000 shares and non-qualified stock options for 28,000 shares, exercisable at $12.75 per share, were granted to key employees, vesting in increments of 25 percent per year. In September 1994, incentive stock options for 40,000 shares, exercisable at $12.75 per share, were granted to a key employee vesting in increments of 25 percent per year. In conjunction with the Accutek acquisition in November 1994 incentive stock options for 45,000 shares, exercisable at $12.31 per share, were granted to a former shareholder, vesting in three equal annual increments. In July 1995, incentive stock options for 60,000 shares, exercisable at $8.63 per share, were granted to key employees, vesting in increments of 25 percent per year. In September 1995, incentive stock options for 15,000 shares, exercisable at $8.75 per share, were granted to a key employee, vesting in increments of 25 percent per year. In November 1995, incentive stock options for 15,000 shares, exercisable at $9.19 per share, were granted to a key employee, vesting in increments of 25 percent per share.

Under the SOP, a total of 900,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 1996. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and non-qualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                       1996         1995          1994
                                   ----------------------------------------

Outstanding at beginning of period      525,720       474,351      229,601
Granted                                  15,000       140,000      291,000
Exercised                               (27,704)         -         (46,250)
Forfeited                                (8,474)      (88,631)        -
                                   ----------------------------------------
Outstanding at end of period            504,542       525,720      474,351
                                   ========================================
Options at end of period -
Exercisable                             306,542       231,720      165,101
Available for grant                     306,504        13,030       64,399
Average exercise price per share   $      10.53  $      10.19 $      10.45
Outstanding option price           $1.62-$20.00  $1.62-$20.00 $1.62-$20.00

8.    LIFE INSURANCE PROCEEDS:
      ------------------------

Due to the death of Roger E. Main, President and Chief Executive Officer in July 1996, the Company realized non-taxable income from life insurance proceeds in the amount of $2,002,550, which is separately stated in the Consolidated Statement of Income for the year ended September 30, 1996.

9.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:
      -----------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the computer industry and are concentrated among specific companies. For the fiscal year ended September 30, 1996, two customers accounted for 22 percent and 13 percent of the Company's net sales. For the fiscal years ended September 30, 1995 and 1994, one customer accounted for 43 percent and 65 percent of the Company's net sales, respectively. At September 30, 1996, amounts due from the two customers represented 10 percent and 11 percent of trade accounts receivable. At September 30, 1995 and 1994, amounts due from the one customer represented 29 percent and 42 percent, respectively, of trade accounts receivable. The Company performs ongoing credit evaluation of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 17 percent, 18 percent and 11 percent of total net sales in fiscal years 1996, 1995 and 1994, respectively.

10.   RETIREMENT AND EMPLOYEE COMPENSATION PLANS:
      -------------------------------------------

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The Company contributes an amount equal to 33 percent of the amount contributed by each participant. The matching Company contributions were $518,789, $401,452 and $282,640 for the years ended September 30, 1996, 1995 and 1994, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 1996, 1995 or 1994.

In fiscal 1996, 1995 and 1994, the Company's board of directors authorized incentive bonuses based upon the Company's income before income taxes. The amounts accrued for these bonuses were $100,000, $449,000 and $2,142,931 as of September 30, 1996, 1995 and 1994, respectively.

11.   LEGAL MATTERS:
      --------------

In March 1994, the Company, and certain of its officers, were named as defendants in three separate complaints filed by certain shareholders who claim to represent a class of shareholders (the Class), alleging that the defendants violated the federal securities laws. The three actions were consolidated in March 1995. The consolidated action was voluntarily discontinued in September 1996 without any payment to the plaintiffs or to their counsel. No class had ever been certified by the court.

The Company is also involved with other legal matters in the ordinary course of business, including certain employment matters. The outcomes of these matters are uncertain at this time and related loss contingencies, if any, are currently not estimable. Management believes these matters to be without merit and believes that resolution of these matters will likewise not have a material adverse effect on the Company's financial position or results of operations.

               IEC ELECTRONICS CORP. AND SUBSIDIARIES
               --------------------------------------

     SCHEDULE OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     ---------------------------------------------------------

       FOR THE YEARS ENDED SEPTEMBER  30,  1996,  1995 AND 1994
       --------------------------------------------------------
           (All amounts in thousands, except per share data)



                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
                             ----------------------------------------

Year Ended September 30,
1996

Net sales                      $46,982   $44,385   $43,352   $44,988
Gross profit                     6,579     4,277       669     3,694
Net income                       1,914       419    (1,880)    2,045
Net income per common and
   common equivalent share         .25       .06      (.25)      .27

Year Ended September 30,
1995

Net sales                       27,701    29,286    32,550    38,073
Gross profit                     2,618     3,343     6,352     6,014
Net income                         191       444     1,906     2,147
Net income per common and
   common equivalent share         .03       .06       .25       .28

Year Ended September 30,
1994

Net sales                       27,118    31,955    37,628    33,596
Gross profit                     6,741     6,514     8,691     5,335
Net income                       2,671     2,463     3,569     2,257
Net income per common and
   common equivalent share         .37       .34       .49       .31



The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                  EXHIBIT 22.1




                     Subsidiaries of IEC Electronics Corp.


Calidad Electronics, Inc., a Texas corporation, wholly-owned by IEC Electronics
 Corp.
Accutek, Inc., an Alabama corporation, wholly-owned by IEC Electronics Corp.

                                  EXHIBIT 24.1






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As indepentdent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previous filed Registration Statements on Form S-8 File Nos. 33-63816,33-79360 and 333-4634.


                                                     /s/Arthur Anderson LLP


Rochester, New York,
December 18, 1996