Form 10-Q
period 1996-12-31
IEC ELECTRONICS CORP
filed 1997-02-10
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange - Act of 1934

For the quarterly period ended December 27, 1996

Commission file Number 0-6508

                              IEC ELECTRONICS CORP
              -----------------------------------------------------
            (Exact name of registrant as specified in its charter.)

       Delware                               13-3458955
 -----------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

                   105 Norton Street, Newark, New York   14513
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices (Zip Code)

                                 (315) 331-7742
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code:


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

     Common Stock, $0.01 Par Value - 7,415,070 shares as of February 10, 1997.

                              IEC ELECTRONICS CORP
                                      INDEX



PART 1       FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 27, 1996 (Unaudited) and September 30, 1996.......   4

               Consolidated Statements of Income
               for the three months ended:
               December 27, 1996 (Unaudited) and
               December 29, 1995(Unaudited)................................  5

               Consolidated Statement of Cash Flows
               for the three months ended:
               December 27, 1996 (Unaudited) and
               December 29, 1995(Unaudited)................................  6

               Consolidated Statement of Changes
               in Shareholders' Equity for the years ended
               September 30, 1996 and 1995 and for the
               three months ended December 27, 1996 (Unaudited)............  7

               Notes to Consolidated Financial
               Statements (Unaudited) ...................................... 8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................  11


                                PART II

     Item 1. Legal Proceedings............................................  13

     Item 2. Changes in Securities........................................  13

     Item 3. Defaults Upon Senior Securities..............................  13

     Item 4. Submission of Matters to a Vote of Security Holders..........  13

     Item 5. Other Information............................................  13

     Item 6. Exhibits and Reports on Form 8-K.............................  13

     Signature ...........................................................  14

                  IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 DECEMBER 27, 1996 AND SEPTEMBER 30, 1996

                                             DECEMBER 27,1996 SEPTEMBER 30,1996
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)

Current Assets:
   Cash and cash equivalents                     $2,066,330       $1,481,694
   Accounts receivable                           28,643,442       28,210,567
   Inventories                                   28,642,442       26,006,235
   Income taxes receivable                                0          756,879
   Deferred income taxes                            702,192          702,192
   Other current assets                             (63,467)         165,446
                                               -------------   -------------

      Total current assets                       59,990,939       57,323,013
                                               -------------   -------------

Property, Plant and Equipment, net               38,748,165       39,014,104
                                               ------------    -------------


Other Assets:
   Cost in excess of net assets acquired, net    12,700,156       12,818,645
   Note receivable from officer                     393,464          355,519
   Other assets                                       9,309            9,309
                                               ------------    ------------
                                                 13,102,929       13,183,473
                                               ------------    ------------
                                               $111,842,033     $109,520,590
                                               ============    =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Borrowings under lines of credit              $8,530,000       $8,530,000
   Current portion of long-term debt              2,753,464        2,781,517
   Accounts payable                              19,537,263       16,974,916
   Accrued payroll and related expenses           2,208,391        2,772,330
   Accrued income taxes                             259,121                0
   Other accrued expenses                           211,910          305,237
                                               ------------    -------------

       Total current liabilities                 33,500,149       31,364,000
                                               ------------    -------------

Deferred Income Taxes                             3,290,749        3,290,749
                                               ------------    -------------

Long-Term Debt                                    6,682,102        7,409,076
                                               ------------    -------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                         -               -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,415,070 shares                74,151          74,151
   Additional paid-in capital                    36,973,633      36,973,633
   Retained earnings                             31,321,249      30,408,981
                                               ------------    ------------
       Total shareholders' equity                68,369,033      67,456,765
                                               ------------    ------------
                                               $111,842,033    $109,520,590
                                               ============    ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets

                 IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE MONTHS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995


                                    3 MONTHS ENDED     3 MONTHS ENDED
                                    DECEMBER 27,1996   DECEMBER 29, 1995
                                    ----------------   -----------------
                                      (Unaudited)        (Unaudited)
Net sales                              $50,522,239         $46,982,183
Cost of sales                           45,814,201          40,402,751
                                        ----------          ----------
  Gross profit                           4,708,038           6,579,432

Selling and administrative
expenses (exclusive of
  amortization expense shown below)      2,733,673           3,076,093
Amortization expense                       118,490             118,490
                                        ----------          ----------
      Operating income                   1,855,875           3,384,849

Interest expense                         (390,209)           (336,519)
Other income, net                           95,602             122,203
                                        ----------          ----------
      Net income before income           1,561,268           3,170,533
taxes

Income taxes                               649,000           1,257,000
                                        ----------          ----------

Net Income                                $912,268          $1,913,533
                                        ==========          ===========
Net income per common and common
equivalent share                             $0.12               $0.26
                                        ----------          ----------
Common and common equivalent shares      7,503,400           7,475,073
                                        ----------          ----------

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995
                                            3 MONTHS         3 MONTHS
                                              ENDED            ENDED
                                           DECEMBER 27, 1996  DECEMBER 29,1995
                                           -----------------  ----------------
                                             (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
  Net Income                                      $912,268       $1,913,533
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization               2,351,760        1,935,960
     Increase in other assets                      (37,945)           -
     Gain on sale of fixed assets                  (14,000)           -
     Amortization of cost in excess of
     net assets acquired                           118,490          118,490
     Changes in operating assets and
     liabilities:
      (Increase)in accounts receivable            (432,875)      (4,420,049)
      (Increase)in inventories                  (2,636,207)      (2,930,220)
       Decrease in income taxes receivable         756,879             -
       Decrease in other current assets            228,913          204,962
       Increase (Decrease) in accounts payable   2,562,347          960,701
       Decrease in accrued payroll and
       related expenses                           (563,939)        (884,854)
       Decrease in accrued income taxes            259,121          (95,240)
      (Decrease)Increase in other
       accrued expenses                            (93,327)         135,688
                                               ------------      -----------
          Net cash provided by (used in)
          operating activities                   3,411,485       (3,061,029)
                                                ------------     -----------
Cash Flows from Investing Activities:
  Purchases of property, plant and equipment    (2,085,822)      (2,788,522)
  Proceeds from sale of property                    14,000             -
  Merger related costs                                -              (3,285)
                                                ------------     -----------
         Net cash used in investing activities  (2,071,822)      (2,791,807)
                                                ------------     -----------
Cash Flows from Financing Activities:
  Net borrowings under line of credit              -              4,000,000
  agreements
  Proceeds from long-term borrowings               -              2,398,000
  Principal payments on long-term debt            (755,027)        (888,210)
                                                -----------      -----------
        Net cash (used in)provided by
        financing activities                      (755,027)       5,509,790
                                                ------------     -----------
  Net Increase (Decrease) in cash and
  cash equivalents                                 584,636         (343,046)
  Cash and cash equivalents at beginning
  of period                                      1,481,694        8,639,803

  Cash and cash equivalents at end of period    $2,066,330       $8,296,757
                                                ===========      ===========
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                      $390,209       $336,519
                                                  ========     ==========
    Income taxes                                  $   -        $1,352,240
                                                  ========     ==========
  Cash received during the period for:
    Income taxes                                  $367,000      $    -
                                                  ========      =========

The accompanying notes to unaudited consolidated financial statements are an integral partof these financial statements.

                                  Page 6 of 14

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                   AND THE THREE MONTHS ENDED DECEMBER 27, 1996

                                                                        Total
                            Common Stock    Additional    Retained Shareholders'
                            -----------------
                             Shares   Amount  Capital     Earnings     Equity
                            ------------------------------------------------

Balance,September 30, 1994 7,186,250 $71,863 $35,160,564 $23,222,745 $58,455,172
Issuance of Stock-Purchase
of Accutek                   201,116   2,011   1,752,989      -        1,755,000
  Net income                    -       -        -         4,688,348   4,688,348
                            ----------------------------------------------------
Balance,September 30, 1995 7,387,366  73,874  36,913,553  27,911,093  64,898,520
 Exercise of stock options    27,704     277      60,080       -          60,357
 Net income                        -       -        -      2,497,888   2,497,888
                           ----------------------------------------------------
Balance,September 30, 1996 7,415,070  74,151  36,973,633  30,408,981  67,456,765
  Net income for the three
  months ended
  December 27, 1996               -       -        -         912,268     912,268
  (unaudited)
                           =====================================================
Balance,December 27, 1996  7,415,070 $74,151 $36,973,633 $31,321,249 $68,369,033
(unaudited)
                           =====================================================

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 7 of 14

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 27, 1996


(1) Business and Summary of Significant Accounting Policies

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

    Consolidation
    -------------
    The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Calidad Electronics, Inc. (Calidad) and Accutek, Inc.(Accutek)(collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

    Effective November 21, 1994, the Company acquired all of the outstanding common stock of Accutek, a contract electronics manufacturer for approximately $4 million in cash and common stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, Accutek's net assets and results of operations are included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Cost in excess of net assets acquired related to the acquisition is being amortized on a straight-line basis over a period of 15 years.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 27, 1996


     Revenue Recognition
     -------------------
     The Company recognizes revenues upon shipment of product for both turnkey and consignment contracts.

     Inventories
     -----------
     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                          December 27,          September 30,
                             1996                  1996
                      ----------------      ----------------
                         (Unaudited)
     Raw materials       $23,775,299           $20,914,619
     Work-in-process       4,867,143             5,091,616
                      ----------------      ----------------
                         $28,642,442           $26,006,235
                      ================      ================

    Unaudited Finanical Statements
    ------------------------------
    The accompanying unaudited financial statements as of December 27, 1996, and for the three months ended December 27, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 27, 1996


(2) Financing Arrangements
    At December 27, 1996, $8,500,000 and $8,179,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months.

(3) Legal Matters

   The Company is involved with various legal matters in the ordinary course of business, including certain employment matters. The outcomes of these matters are uncertain at this time and related loss contingencies, if any, are currently not estimable. Management believes these matters to be without merit and believes that resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2:Management's Discussion and Analysis of Financial Condition and
       ---------------------------------------------------------------
       Results of Operations
       ---------------------

       Results of Operations - Three months ended December 27, 1996 as
       ---------------------------------------------------------------
       compared to three months ended December 29,1995.
       ------------------------------------------------

       Net sales for the three month period ended December 27, 1996, were $50,522,239 as compared to $46,982,183 for the comparable period of the prior fiscal year, an increase of 7.5%. The increase in sales is primarily due to sales to new customers, offset by a decrease in sales to some existing customers. Turnkey sales were 91% of net sales in the three months ended December 27,1996, as compared to 76% for the comparable period of the prior year. Customer reschedules and the resulting material shortages impacted both sales and earnings for the quarter.

       Gross profit as a percentage of sales was 9.3% in the three months ended December 27, 1996, down from 14% in the comparable period of the prior year. This decrease is primarily due to the increased raw material value in the cost of sales and underutilized manufacturing capacity.
       This underutilization is primarily the effect of customer rescheduling which, in turn, causes production interruption and restarts, set-up expense and production downtime resulting in direct labor inefficiency. All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined. While component shortages have eased, certain component shortages also affected operating results. Accordingly, these factors may result in quarter-to-quarter fluctuations in both future revenues and earnings.

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

       Selling and administrative expenses decreased to $2,733,673 in the three months ended December 27, 1996, from $3,076,093 in the comparable period of the prior fiscal year. This decrease can be attributed primarily to decreased commission expense related to an increase in sales of non-commission accounts and decrease in sales of commission accounts. As a percentage of net sales, selling and administrative expenses decreased to 5.4% from 6.5% in the same quarter of the prior year.

       Net income for the quarter decreased to $912,268 from $1,913,533 in the first quarter of fiscal year 1996. Earnings per share were $.12 as compared to $.26 per share in the comparable period of fiscal 1996.

       Liquidity  and Capital  Resources

       Net sales for the month of December 1996 were $19,363,836, representing 38% of the total net sales for the three month period ending December 27, 1996. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month. At December 27, 1996, $8,500,000 and $8,179,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months. At December 27, 1996, approximately $16,321,000 was available for borrowing under these existing lines of credit. The Company believes that its cash balances, funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

       The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     None.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                          REGISTRANT

Dated:  February 10, 1997                  By:/s/Russell E. Stingel
                                       ------------------------------
                                              Russell E. Stingel
                                       President, Chief Executive Officer


Dated:  February 10, 1997                  By:/s/Timothy J. Kennedy
                                       ------------------------------
                                              Timothy J. Kennedy
                                       Vice President, Treasurer, Secretary and
                                       Chief Finanical Officer