Form 10-Q
period 1997-03-31
IEC ELECTRONICS CORP
filed 1997-04-22
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 28, 1997

Commission file Number     0-6508


                   IEC ELECTRONICS CORP
 --------------------------------------------------------
 (Exact name of registrant as specified in its charter.)

       Delaware                        13-3458955
-------------------------------    ------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification No.)

105 Norton Street, Newark, New York            14513
--------------------------------------       ----------
(Address of principal executive offices      (Zip Code)


               (315) 331-7742
---------------------------------------------------
Registrant's telephone number, including area code:


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

     Common Stock, $0.01 Par Value - 7,415,070 shares as of April 22, 1997.

                             IEC ELECTRONICS CORP
                                      INDEX



PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               March 28, 1997 (Unaudited) and September 30, 1996..........   4

               Consolidated Statements of Income
               for the three months ended:
               March 28, 1997 (Unaudited) and
               March 29, 1996(Unaudited)...................................  5

               Consolidated Statements of Income
               for the six months ended:
               March 28, 1997 (Unaudited) and
               March 29, 1996(Unaudited)...................................  6

               Consolidated Statement of Cash Flows
               for the six months ended:
               March 28, 1997 (Unaudited) and
               March 29, 1996(Unaudited)...................................  7

               Consolidated Statement of Changes
               in Shareholders' Equity for the years ended
               September 30, 1996 and 1995 and for the
               six months ended March 28, 1997 (Unaudited).................  8

               Notes to Consolidated Financial
               Statements (Unaudited) ...................................... 9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................  12


                                PART II

     Item 1. Legal Proceedings............................................  14

     Item 2. Changes in Securities........................................  14

     Item 3. Defaults Upon Senior Securities..............................  14

     Item 4. Submission of Matters to a Vote of Security Holders..........  14

     Item 5. Other Information............................................  14

     Item 6. Exhibits and Reports on Form 8-K.............................  14

     Signature ...........................................................  15


                   IEC ELECTRONICS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 28, 1997 AND SEPTEMBER 30, 1996

                                                 MARCH 28,    SEPTEMBER 30,
                                                   1997            1996
                                              --------------------------------
                    ASSETS                      (Unaudited)     (Unaudited)

Current Assets:
   Cash and cash equivalents                       $2,498,919      $1,481,694
   Accounts receivable                             37,827,764      28,210,567
   Inventories                                     31,116.794      26,006,235
   Income taxes receivable                                  0         756,879
   Deferred income taxes                              702,192         702,192
   Other current assets                               168,767         165,446
                                              --------------------------------
      Total current assets                         72,314,436      57,323,013
                                              --------------------------------

Property, Plant and Equipment, net                 37,592,511      39,014,104
                                              --------------------------------

Other Assets:
   Cost in excess of net assets acquired, net      12,582,229      12,818,645
   Note receivable from officer                       393,464         355,519
   Other assets                                         9,309           9,309
                                              --------------------------------
                                                   12,985,002      13,183,473
                                              --------------------------------
                                                 $122,891,949    $109,520,590
                                              ================================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Borrowings under lines of credit                $8,530,000      $8,530,000
   Current portion of long-term debt                2,721,251       2,781,517
   Accounts payable                                28,146,489      16,974,916
   Accrued payroll and related expenses             2,968,290       2,772,330
   Accrued income taxes                               724,311               0
   Other accrued expenses                             293,782         305,237
                                              --------------------------------
       Total current liabilities                   43,384,123      31,364,000
                                              --------------------------------

Deferred Income Taxes                               3,290,749       3,290,749
                                              --------------------------------

Long-Term Debt                                      5,975,469       7,409,076
                                              --------------------------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -        -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,415,070 shares                  74,151          74,151
   Additional paid-in capital                      36,973,633      36,973,633
   Retained earnings                               33,193,824      30,408,981
                                              --------------------------------
       Total shareholders' equity                  70,241,608      67,456,765
                                              --------------------------------
                                                 $122,891,949    $109,520,590
                                              ================================

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets

                                  Page 4 of 15





                 IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996


                                     3 MONTHS         3 MONTHS
                                       ENDED            ENDED
                                    MARCH 28, 1997    MARCH 29, 1996                                        1996
                                   -----------------------------------
                                      (Unaudited)        (Unaudited)

Net sales                              $61,102,718         $44,384,964
Cost of sales                           54,014,937          40,107,663
                                    -----------------------------------
     Gross profit                        7,087,781           4,277,301

Selling and administrative
expenses (exclusive of
  amortization expense shown below)      3,587,435           3,079,612
Amortization expense                       118,489             118,489
                                    -----------------------------------
      Operating income                   3,381,857           1,079,200

Interest expense                         (383,373)           (411,524)
Other income, net                           82,091             103,151
                                    -----------------------------------
      Net income before income           3,080,575             770,827
taxes

Income taxes                             1,208,000             352,000
                                    -----------------------------------

Net Income                              $1,872,575            $418,827
                                    ===================================
Net income per common and common
equivalent share                             $0.25               $0.06
                                             -----               -----
Common and common equivalent shares      7,531,868           7,478,611
                                         ---------           ---------

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 OF 15

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996


                                        6 MONTHS         6 MONTHS
                                          ENDED            ENDED
                                     MARCH 28, 1997      MARCH 29, 1996
                                    ---------------------------------------
                                       (Unaudited)        (Unaudited)

Net sales                                $111,624,957          $91,367,147
Cost of sales                              99,829,138           80,510,414
                                    ---------------------------------------
     Gross profit                          11,795,819           10,856,733

Selling and administrative
expenses (exclusive of
  amortization expense shown below)         6,321,108            6,155,705
Amortization expense                          236,979              236,979
                                    ---------------------------------------
  Operating income                          5,237,732            4,464,049

Interest expense                            (773,582)            (748,043)
Other income, net                             177,693              225,354
                                    ---------------------------------------
  Net income before income taxes            4,641,843            3,941,360

Income taxes                                1,857,000            1,609,000
                                    ---------------------------------------

Net Income                                 $2,784,843           $2,332,360
                                    =======================================
Net income per common and common
equivalent share                                $0.37                $0.31
                                                -----                -----
Common and common equivalent shares         7,521,940            7,476,842
                                            ---------            ---------

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                  IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
                                             6 MONTHS        6 MONTHS
                                               ENDED           ENDED
                                             MARCH 28, 1997  MARCH 29, 1996
                                           ---------------------------------
                                              (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
  Net Income                                    $2,784,843    $2,332,360
  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization               4,703,520     4,255,920
     Increase in other assets                      (37,945)         -
     Gain on sale of fixed assets                  (14,000)       (3,750)
     Amortization of cost in excess of
     net assets acquired                           236,979       236,979
     Changes in operating assets and
     liabilities:
      (Increase) Decrease in accounts
       receivable                              (9,617,197)   (4,485,382)
      (Increase) Decrease in inventories       (5,110,559)   (7,677,181)
       Decrease in income taxes rceivable          756,879        -
       Decrease in other current assets             (3,321)
       Increase in Accounts Payable             11,171,573     1,847,231
       Decrease in accrued payroll and
       related expenses                            195,960     (630,643)
       Decrease in accrued income taxes            724,311     (877,840)
       Increase (Decrease) in other
       accrued expenses                            (11,455)      64,321
                                                  -----------------------
         Net cash provided by (used in)
         operating activities                    5,779,588   (5,032,596)
                                                 -------------------------
Cash Flows from Investing Activities:
 Purchases of property, plant and
 equipment                                      (3,281,927)   (6,423,318)
  Proceeds from sale of property                    14,000         3,750
  Proceeds from exercise of options                    -          15,264
  Merger related costs                                (563)       (3,282)
                                                 -------------------------
     Net cash used in investing activities      (3,268,490)   (6,407,586)
                                                 -------------------------
Cash Flows from Financing Activities:
  Net borrowings under line of credit
  agreements                                       -           4,000,000
  Proceeds from long-term borrowings               -           3,970,000
  Principal payments on long-term debt          (1,493,873)   (1,904,978)
                                                ---------------------------
        Net cash (used in)provded by
        financing activities                    (1,493,873)    6,065,022
                                                ----------------------------
  Net Increase (Decrease) in cash
  and cash equivalents                           1,017,225     (5,375,160)
  Cash and cash equivalents at beginning
  of period                                      1,481,694      8,639,803
                                                -----------------------------
  Cash and cash equivalents at end of
  period                                        $2,498,919      $3,264,643
                                                =============================
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                      $773,582      $748,043
                                                  ========      ========
    Income taxes                                  $742,810    $2,486,840
                                                  ========    ==========
  Cash received during the period for:
    Income taxes                                  $367,000    $  -
                                                  ========    ==========

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                   AND THE SIX MONTHS ENDED MARCH 28, 1997

                                                                     Total
                            Common Stock     Additional  Retained   Shareholders
                            ------------
                            Shares Amount     Capital     Earnings    Equity
                            ------------------------------------------------

Balance, September 30, 1994 7,186,250 $71,863 $35,160,564 $23,222,745$58,455,172
 Issuance of Stock-
 Purchase of Accutek          201,116   2,011   1,752,989     -        1,956,116
  Net income                      -       -        -        4,688,348  4,688,348
                            ----------------------------------------------------
Balance, September 30, 1995 7,387,366  73,874 36,913,553   27,911,093 64,898,520
 Exercise of stock options     27,704     277     60,080       -          60,357
  Net income                    -          -        -       2,497,888  2,497,888
                            ----------------------------------------------------
Balance, September 30, 1996 7,415,070  74,151  36,973,633  30,408,981 67,456,765
 Net income for the six
 months ended March 28, 1997
 unaudited)                      -        -        -        2,784,843  2,784,843
                            ----------------------------------------------------
Balance, March 28, 1997     7,415,070 $74,151 $36,973,633 $33,193,82 $68,369,033
(unaudited)                 ====================================================

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1997



(1)  Business and Summary of Significant Accounting Policies

Business
IEC Electronics Corp. (IEC) is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance and complete resource management.

Consolidation
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Calidad Electronics, Inc. (Calidad) and Accutek, Inc. (Accutek)(collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

Effective November 21, 1994, the Company acquired all of the outstanding common stock of Accutek, a contract electronics manufacturer for approximately $4 million incash and common stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, Accutek's net assets and results of operations are included in the consolidated financial statements since the date ofacquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Cost in excess of net assets acquired related to the acquisition is being amortized on a straight-line basis over a period of 15 years.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1997


Revenue Recognition
-------------------
The Company recognizes revenues upon shipment of product for both turnkey and consignment contracts.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                              MARCH 28,         SEPTEMBER 30,
                                1997                1996
                          -----------------     --------------
                            (Unaudited)
Raw materials               $28,038,844           $20,914,619
Work-in-process               3,077,950             5,091,616
                            -----------           -----------
                            $31,116,794           $26,006,235
                            ===========           ===========


Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of March 28, 1997, and for the six months ended March 28, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K.


New Pronouncements
------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement is effective for fiscal years ending after December 15, 1997. When adopted, restatement of prior years' earning per share will be required.

The statement establishes revised standards for computing and presenting earning per share. Mangement does not expect the application to have a material effect on the Company's financial Statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1997


(2)   Financing Arrangements

At March 28, 1997, $8,500,000 and $7,547,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months.



(3)   Legal Matters

In March 1994, the Company, and certain of its officers were named as defendants in three separate complaints filed by certain shareholders who claim to represent a class of shareholders (the Class), alleging that the defendants violated the federa securities laws. The three actions were consolidated in March 1995. The consolidated action was voluntarily discontinued in September 1996 without any payment to the plaintiffs or to their counsel. No class had ever been certified by the court.

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

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
----------------------
Results of Operations - Three months ended March 28, 1997 as compared to three
------------------------------------------------------------------------------
months ended March 29,1996.
---------------------------

Net sales for the three month period ended March 28, 1997, were $61,102,718 as compared to $44,384,964 for the comparable period of the prior fiscal year, an increase of 37.7%. The increase in sales was primarily due to sales to existing customers and sales to new customers. Sales to new customers were approximately 11% of the sales for the quarter. Turnkey sales were 94% of net sales in the three months ended March 28, 1997, as compared to 84% for the comparable period of the prior year.

Gross profit as a percentage of sales was 11.6% in the three months ended March 30, 1997, up from 9.6% in the comparable period of the prior year. This increase is primarily due to increased capacity utilization and partial use of 24 hours a day, 7 days a week manufacturing operations, both of which lead to improved labor efficiencies and absorption of fixed overhead costs.

Selling and administrative expenses increased to $3,587,435 in the three months ended March 28, 1997, from $3,079,612 in the comparable period of the prior fiscal year. This increase is primarily due to the bonus accrual based upon improved profitability. As a percentage of net sales, selling and administrative expenses decreased to 5.9% from 6.9% in the same quarter of the prior year.

Net income for the quarter increased to $1,872,575 from $418,827 in the comparable quarter of the prior year. Earnings per share were $.25 as compared to $.06 per share in the comparable quarter of the prior year.


Results of Operations - Six months ended March 28, 1997 as compared to six months ended March 29, 1996.

Net sales for the six month period ended March 28, 1997, were $111,624,957 as compared to $91,367,147 for the comparable period of the prior fiscal year, an increase of 22.2%. The increase in sales was primarily due to increased sales to existing customers and sales to new customers. Turnkey sales were 93% of net sales in the six months ended March 28, 1997, as compared to 80% for the comparable period of the prior year.

Gross profit as a percentage of sales was 10.6% in the six months ended March 30, 1997, down from 11.9% in the comparable period of the prior year. This decrease is primarily due to the increased raw material value in the cost of sales.

Selling and administrative expenses increased to $6,321,108 in the six months ended March 28, 1997, from $6,155,705 in the comparable period of the prior year. This increase is due primarily to increased salaries and wages, a bonus accrual based on increased profitability, partially offset by decreased commission expense related to an increase in sales of non-commissioned accounts. As a percentage of net sales, selling and administrative expenses decreased to 5.7% from 6.7% for the comparable period of the prior year.

Net income for the first six months of fiscal year 1997 increased to $2,784,843 from $2,332,360 in the same period of fiscal year 1996. Earnings per share were $.37 for the six months as compared to $.31 per share in the six months of the prior year.

In the contract electronics industry, business is managed by job on a customer basis. The cost of goods and resulting gross profit as a percentage of sales can vary widely among different jobs within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment sales and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, complexity of the assemblies, the degree of atomization utilized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

The Company has experienced component shortages which cause inefficiencies due to frequent customer rescheduling, short manufacturing lot sizes, production interruptions and restarts, set-up duplication and production line downtime. Other rescheduling has been the result of customers adjusting to their current business conditions.

All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined.

Certain component shortages are expected to continue in future months and will continue to have an impact on the Company's results. However, the scope and magnitude of their aggregate effects on sales and profits cannot be determined until close to the end of a given quarter when it becomes known that the short material in question will not arrive before quarter end and therefore will have a determinable effect on the resultant mix of production and delivery schedules. Accordingly, these factors may result in quarter to quarter fluctuations in both future revenues and earnings.



Liquidity and Capital Resources

Net sales for the month of March 1997 were $27,985,769, representing 46% of the total net sales for the three month period ending March 28, 1997. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

At March 28, 1997, $8,500,000 and $7,547,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months. At March 28, 1997, approximately $16,953,000 was available for borrowing under these existing lines of credit.

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

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the Company's September 30, 1996, Form 10-K and in its other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was held on February 26, 1997.

         (b) The names of the directors elected at the Annual Meeting are as follows:

             David J. Beaubien
             Thomas W. Folger
             W. Barry Gilbert
             Robert P. B. Kidd
             Eben S. Moulton
             Russell E. Stingel
             Justin J. Vigdor

         (c) At the Annual Meeting, the tabulation of votes with respect to each nominee for director was as follows:

        Nominee             Votes FOR                    Authority Witheld
        -------             ---------                    -----------------
David J.Beaubien            6,389,508                         34,250
Thomas W. Folger            6,389,508                         34,250
W. Barry Gilbert            6,389,508                         34,250
Robert P.H. Kidd            6,389,508                         34,250
Eben S. Moulton             6,388,858                         34,900
Russel E. Stingel           6,389,408                         34,350
Justin L. Vigdor            6,389,408                         34,350



Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits
      10.1 Admendment No.2 dated January 21, 1997 to the Loan Agreement dated June 30, 1993, between IEC Electronics Corp and Marine Midland Bank, N.A.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                   REGISTRANT

Dated:  April 22, 1997              /s/Russell E. Stingel
                                    -----------------------------
                                              Russell E. Stingel
                                       President, Chief Executive Officer


Dated:  April 22, 1997              /s/Timothy J. Kennedy
                                    ------------------------------
                                              Timothy J. Kennedy
                                       Vice President, Treasurer, Secretary and
                                       Chief Finanical Officer

EXHIBIT 10.1 Admendment No.2 dated January 21, 1997 to the Loan Agreement dated June 30, 1993, between IEC Electronics Corp.
and Marine Midland Bank, N.A.

                                    AMENDMENT


      AMENDMENT NO. 2 dated as of January 21, 1997 (this "Amendment") to the Loan Agreement, dated as of June 30, 1993, as amended by Amendment No. 1 thereto dated as of June 9, 1995 (collectively the "Agreement") between IEC ELECTRONICS CORP., a Delaware corporation (the "Company"), and Marine Midland Bank, N.A. the predecessor to MARINE MIDLAND BANK, a bank organized under the laws of the State of New York (the "Bank"). All references to Marine Midland Bank, N.A. in the Agreement, the Promissory Notes, the Security Agreement, all Exhibits to the Agreement and all other documents, shall be deemed to be references to MARINE MIDLAND BANK, the successor bank to Marine Midland Bank, N.A.
      WHEREAS, the Company and the Bank desire to further amend the Agreement for the purposes of (i) permitting the Company to borrow under the Accounts/Inventory Line of Credit to finance the accounts receivables and inventory purchases of the Company's two wholly owned subsidiaries Accutek, Inc. and Calidad Electronics, Inc. (the "Wholly Owned Subsidiaries") (ii) requiring the Company to provide to the Bank the unlimited guarantys of the obligations of the Company to the Bank under the Agreement by each Wholly Owned Subsidiary secured by a "blanket" security interest in the assets of each Wholly Owned Subsidiary, (iii) eliminating the limitation on loans by the Company to Wholly Owned Subsidiaries, and (iv) making applicable to the Wholly Owned Subsidiaries certain Affirmation and Negative Covenants contained in the Agreement.

      NOW THEREFORE, the parties hereto agree as follows:
      Section 1. Defined Terms (Section 1)
      (a) Except as otherwise provided herein, all terms used herein and defined in the Agreement shall have the meanings ascribed to such terms in the Agreement.
      (b) The Agreement shall be amended by adding Section 1.54 (1) as follows:
            "Subsidiary Documents" The Security Agreement and the unlimited Guaranty of each Wholly Owned Subsidiary in the form of Exhibits A and B to Amendment No. 2 to the Agreement.

      (c) The Agreement shall be amended by deleting Sections 1.11, 1.46, 1.47 and 1.51 in their entirety and substituting the following Sections 1.11, 1.46,
1.47 and 1.51 in lieu thereof:
            1.11 The term "Collateral" shall mean all property which is subject to the Liens granted by the Security Agreements.

            1.46 The term "Qualified Account" shall mean an account owing to the Company or either of the Wholly Owned Subsidiaries, now existing or hereafter arising, which is included in the Borrowing Base as calculated by the Bank from time to time, which account met the following specifications at the time it came into existence and continues to meet the same until it is collected in full:

            (a) The account is due and payable in full in not more than ninety
      (90) days and not more than sixty (60) days have elapsed since the due date of the invoice;

            (b) The account arose from the outright sale of goods or from the performance of services by Company or either of the Wholly Owned Subsidiaries; such goods have been shipped to the account debtor or such services have been performed, and the account is evidenced by such invoices, shipping documents, or other instruments ordinarily used in the trade as shall be reasonably satisfactory to Bank;

            (c) No return, rejection or repossession has occurred, and such goods or services have been finally accepted by the account debtor without dispute;

            (d) The account is not a right to receive rentals or other payments under any lease or any ongoing or master agreement; the account is not subject to any prior assignment, claim, Lien, or security interest, and neither the Company nor either of the Wholly Owned Subsidiaries will make any further assignment thereof or create any further security interest therein, or permit the account to be reached by attachment, levy, garnishment or other judicial process;

            (e) To the knowledge of the Company and each of the Wholly Owned Subsidiaries, as the case may be, the account is a valid and legally enforceable obligation of the account debtor and is not subject to credit, allowance, offset, defense, counterclaim or adjustment by the account debtor, except discount allowed for prompt payment;

            (f) The account arose in the ordinary course of business of the Company or either of the Wholly Owned Subsidiaries, as the case may be, and no notice of the bankruptcy, insolvency, failure, or suspension or termination of business of the account debtor has been received by the Company or either of the Wholly Owned Subsidiaries;

            (g) The Bank in its reasonable discretion, after consultation with the Company or either of the Wholly Owned Subsidiaries, has not deemed the account or the account debtor unsatisfactory.

            1.47 The term "Qualified Inventory Value" shall mean the value of the Company's and the Wholly Owned Subsidiary's inventory, now existing or hereafter acquired, of finished products, work in process and raw materials computed at the lower of cost or market on a first-in, first-out basis. Qualified Inventory Value shall not include the following:

            (a)   any goods which are the subject of any Qualified Account;

            (b) any goods not in the Company's or either of the Wholly Owned Subsidiaries' possession for which the Company or either of the Wholly Owned Subsidiaries' does not own a document of title free and clear of any Liens; and

            (c) any goods financed, or to be financed in the performance of Material-Bearing Contracts.

            1.51 The Term "Security Agreements" shall mean the Security Agreement of the Company in the form of Exhibit H attached, and the Security Agreements substantially in the form of Exhibit A to Amendment No. 2 to the Agreement, to be executed and delivered pursuant to this Agreement and Amendment No. 2 thereto.

      Section 2. Provisions Applicable to the Aggregate Loan Commitment (Section
                 ---------------------------------------------------------------
      2).
      ---

The Agreement shall be amended by deleting Section 2 in its entirety and substituting the following Section 2 in lieu thereof:
            2.1 The Company agrees that it may borrow and the Bank agrees to lend to the Company, after the Effective Date, in the aggregate, up to Thirty- three Million Dollars ($33,000,000) in three separate credit facilities, upon the terms and conditions set forth in the Agreement, as amended.

      Section 3.        Provisions Applicable to the Accounts/Inventory
                        -----------------------------------------------
                        Line of Credit (Section 3).
                        ---------------------------

      The Agreement shall be amended by deleting Sections 3.3 in its entirety and substituting the following Section 3.3 in lieu thereof:

            3.3 The Accounts/Inventory Line of Credit is intended to fund the Company's and either of the Wholly Owned Subsidiary's accounts receivable and inventory purchases. Notwithstanding anything to the contrary contained in the Agreement, said Line of Credit may be used by the Company to support up to $300,000 (at any given time) in Standby Letters of Credit issued by the Bank to the Company's suppliers having an expiration date not later than April 1, 1998.

      Section 4.        Provisions Applicable to the Conditions Precedent to
                        ----------------------------------------------------
      Financial Commitment (Section 8).
      ---------------------------------

      (a) The Agreement shall be amended by deleting Section 8.3 in its entirety and substituting the following Section 8.3 in lieu thereof:

            8.3 (a) The Company and each of the Wholly Owned Subsidiaries shall deliver to the Bank its respective Security Agreement, duly executed by the Company and each Wholly Owned Subsidiary, as the case may be, together with (a) acknowledgment copies of the Financing Statements (UCC-l) duly filed under the Uniform Commercial Code of all jurisdictions necessary or, in the opinion of the Bank, desirable to perfect the security interest created by the Security Agreements; and (b) certified copies of Requests for Information (Form UCC-ll) identifying all of the financing statements on file with respect to the Company and each of the Wholly Owned Subsidiaries in all jurisdictions referred to under (a), including the Financing Statements filed by the Bank against the Company and each of the Wholly Owned Subsidiaries, indicating that no party claims an interest in any of the Collateral (except as hereinafter permitted).

      (b) The Agreement shall be amended by adding a new Sections 8.7 and 8.8 thereto as follows:

            8.7 The Company shall deliver the Bank the Subsidiary Documents in the form attached to Amendment No. 2 to the Agreement as Exhibit B, duly executed by the appropriate Wholly Owned Subsidiaries, together with the following supporting documents, each certified as indicated below: (a) a copy of the charter, as amended and in effect, of each Wholly Owned Subsidiary, certified as of a recent date by the Secretary of State of its jurisdiction of incorporation, and a certificate from such Secretary of State dated as of a recent date as to the good standing of and charter documents filed by each Wholly Owned Subsidiary; a Certificate of the Secretary or an Assistant Secretary of each Wholly Owned Subsidiary, dated the date first above written and certifying (i) that attached thereto is a true and complete copy of the by-laws of each Wholly Owned Subsidiary as amended and in effect at all times from the date on which the resolutions referred to in clause (ii) were adopted to and including the date of such certificate, (ii) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of each Wholly Owned Subsidiary authorizing the execution, delivery and performance of the applicable Subsidiary Documents, and the extensions of credit hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (iii) that the charter of each Wholly Owned Subsidiary has not been amended since the date of the certification thereto furnished pursuant to clause (1) above, and (iv) as to the incumbency and specimen signature of each officer of each Wholly Owned Subsidiary executing the applicable Subsidiary Documents, and each other document to be delivered by each Wholly Owned Subsidiary from time to time in connection therewith.

            8.8 The Bank shall have received a written legal opinion, addressed to the Bank, dated the Effective Date of Amendment No. 2 to the Agreement from Boylan, Brown, Code, Fowler, Vigdor & Wilson, LLP, counsel to the Wholly Owned Subsidiaries. Such legal opinion shall be in the form set out in Exhibit C to Amendment No. 2 to the Agreement.
          Section 5. Provisions Applicable to the Affirmative Covenants
                     --------------------------------------------------
     (Section 9).
     ------------

      The Company covenants and agrees that until all sums owed the Bank pursuant to the Agreement and the Promissory Notes are paid in full, it shall cause the Wholly Owned Subsidiaries to comply with each and every Affirmative Covenant of the Company set forth in Section 9.5 (b), 9.6, 9.7, 9.9, 9.10 and 9.11, and the failure by either Wholly Owned

      Subsidiary to so comply shall be deemed a failure by the Company to comply with any such Affirmative Covenant.

          Section 6. Provisions Applicable to Negative Covenants (Section 10).
                     ---------------------------------------------------------
      The Company covenants and agrees that until all sums owed the Bank pursuant to the Agreement and the Promissory Notes are paid in full, it shall not, without the prior written consent of the Bank, permit any Wholly Owned Subsidiary to violate any of the Negative Covenants set forth in Sections 10.1 through 10.8, 10.10,10.11 or 10.12 of the Agreement, and the violation by either of the Wholly Owned Subsidiaries of any such Negative Covenant without the prior written consent of the Bank, shall be deemed a violation by the Company of such Negative Covenant.

          Section 7.  Provisions Applicable to Events of Default (Section 12).
                      --------------------------------------------------------
      There shall be added to the Agreement a new Section 12.10 as follows:

          12.10 The unlimited Guarantys by either of the Wholly Owned Subsidiaries shall at any time after the execution and delivery thereof and for any reason, cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by either Wholly Owned Subsidiary or any Wholly Owned Subsidiary shall deny it has any further liability or obligation under or shall fail to perform its obligations under its Guaranty;

          Section 8. Representations and Warranties.
                     -------------------------------

                 (a) The Company represents and warrants to the Bank (which representations and warranties shall survive the execution and delivery of this Amendment) that each of the Representations and Warranties of the Company contained in Section 7 of the Agreement is true and correct on the date hereof and will be true and correct on the Effective Date of the Amendment as hereinafter defined. For purposes of this Section 8, where a Representation and Warranty contained in the Agreement makes reference to the Agreement, the term "Agreement" shall be deemed to mean the Agreement as Amended by this Amendment and where appropriate shall be deemed to be made so as to include the execution, delivery and performance of this Amendment.
            (b) The Company represents and warrants to the Bank that all necessary action has been taken to perfect the security interests in and charges upon the Collateral described in the Security Agreements for the benefit of the Bank, and no filing (including without limitation, any financing statements pursuant to the Uniform Commercial Code), recording, registration, giving of notice to other action is required in connection with this Amendment (other than as provided for herein) in order to continue in effect the security interests described in the Security Agreements.

          Section 9. Conditions Precedent to Effectiveness Hereof. When this
                     ---------------------------------------------
Amendment has been executed by the Bank and the Company and lodged with the Bank, this Amendment shall be deemed to be effective (the "Effective Date"); provided that each of the following conditions shall have been satisfied in a manner satisfactory to the Bank;
            (a) All representations and warranties contained herein or otherwise made in writing in connection herewith shall be true and correct with the same force and effect as though the representations and warranties had been made on the Effective Date.
            (b) No material adverse change shall have occurred in the financial condition of the Company since September 30, 1996.
            (c) There shall not exist on the Effective Date any Event of Default as defined in Section 12 of the Agreement, or any event which with notice or lapse of time, or both, would constitute such an Event of Default.

            (d) All corporate and legal proceedings necessary in connection with the transactions contemplated by this Amendment shall have been completed and the execution and delivery of this Amendment and the Subsidiary Documents in the form of Exhibits A and B hereto by an authorized officer of the Company and each Wholly Owned Subsidiary shall have been duly authorized, all as provided for more particularly in Section 4 hereof.
            (e) On the Effective Date, the Bank shall have received a certificate of the chief executive officer of the Company, dated such date, to the effect that all of the conditions specified in this Section 9 have been satisfied as of such date, and that the representations and warranties set forth in Section 8 are true and correct as of such date.

          Section 10. Survival of Covenants. All covenants, agreements,
                      ----------------------
representations and warranties made herein or concurrently with the execution and delivery hereof, and in certificates given pursuant hereto, shall survive the execution and delivery of this Amendment and the Subsidiary Documents, and shall continue in full force and effect with respect to the date as of which they were made as long as any indebtedness remains unpaid hereunder or under the Agreement.

          Section 11.  Amendment. This Amendment may not be amended or modified
                       ----------
except in writing signed by the Company and the Bank.

          Section 12. Successors and Assigns. This Amendment shall be binding
                     -----------------------
upon and shall inure to the benefit of the Company, the Bank and their respective successors and assigns, including each successive holder or holders of any Promissory Note (or any interest therein).

          Section 13.  Limitation of Amendments.  The amendments set forth
                       -------------------------
herein are limited precisely as written and shall not be deemed to be a consent or any waiver of or modification of any other term or condition of the Agreement, or any of the instruments or agreements referred to therein, or prejudice any right or rights which the Bank may now have or may have in the future under or in connection with the Agreement, or any of the instruments or agreements referred to therein. Except as expressly modified hereby, the terms and provisions of this Agreement shall continue in full force and effect. Whenever the Agreement is referred to in the Agreement, it shall be deemed to mean the Agreement as amended and modified hereby.
      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.
                                          IEC ELECTRONICS CORP.

                                    By:   /s/Timothy J. Kennedy
                                          ---------------------
                                    Its:  Vice President


                                          MARINE MIDLAND BANK

                                    By:   _________________________________
                                    Its:  Vice President