Form 10-Q
period 1997-06-27
IEC ELECTRONICS CORP
filed 1997-07-25
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 27, 1997

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

     Common Stock, $0.01 Par Value - 7,504,320 shares as of July 25, 1997.

                              IEC ELECTRONICS CORP
                                      INDEX



PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               June 27, 1997 (Unaudited) and September 30, 1996..........   4

               Consolidated Statements of Income
               for the three months ended:
               June 27, 1997 (Unaudited) and
               June 28, 1996(Unaudited)...................................  5

               Consolidated Statements of Income
               for the nine months ended:
               June 27, 1997 (Unaudited) and
               June 28, 1996(Unaudited)...................................  6

               Consolidated Statement of Cash Flows
               for the nine months ended:
               June 27, 1997 (Unaudited) and
               June 28, 1996(Unaudited)...................................  7

               Consolidated Statement of Changes
               in Shareholders' Equity for the years ended
               September 30, 1996 and 1995 and for the
               nine months ended June 27, 1997 (Unaudited).................  8

               Notes to Consolidated Financial
               Statements (Unaudited) ...................................... 9

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................  11


                                PART II

     Item 1. Legal Proceedings............................................  13

     Item 2. Changes in Securities........................................  13

     Item 3. Defaults Upon Senior Securities..............................  13

     Item 4. Submission of Matters to a Vote of Security Holders..........  13

     Item 5. Other Information............................................  13

     Item 6. Exhibits and Reports on Form 8-K.............................  13

     Signature ...........................................................  14


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 27, 1997 AND SEPTEMBER 30, 1996

                                                 JUNE 27,    SEPTEMBER 30,
                                                   1997            1996
                                              -------------  ---------------
                    ASSETS                      (Unaudited)     (Unaudited)

Current Assets:
   Cash and cash equivalents                       $2,284,187      $1,481,694
   Accounts receivable                             32,886,805      28,210,567
   Inventories                                     40,426,451      26,006,235
   Income taxes receivable                                  0         756,879
   Deferred income taxes                              702,192         702,192
   Other current assets                               (75,716)        165,446
                                              ----------------  --------------
      Total current assets                         76,223,919      57,323,013
                                              ----------------  --------------

Property, Plant and Equipment, net                 36,128,170      39,014,104
                                              ----------------  --------------

Other Assets:
   Cost in excess of net assets acquired, net      12,463,738      12,818,645
   Note receivable from officer                       393,464         355,519
   Other assets                                         9,309           9,309
                                              -----------------  -------------
                                                   12,866,511      13,183,473
                                              -----------------  -------------
                                                 $125,218,600    $109,520,590
                                              ================  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                              Current Liabilities:
   Borrowings under lines of credit                $9,530,000      $8,530,000
   Current portion of long-term debt                2,673,982       2,781,517
   Accounts payable                                26,120,302      16,974,916
   Accrued payroll and related expenses             4,099,221       2,772,330
   Accrued income taxes                             1,340,163               0
   Other accrued expenses                             267,420         305,237
                                              -----------------  -------------
       Total current liabilities                   44,031,088      31,364,000
                                              -----------------  -------------

Deferred Income Taxes                               3,290,749       3,290,749
                                              -----------------  -------------

Long-Term Debt                                      5,255,636       7,409,076
                                              -----------------  -------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -        -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,476,320 shares                  74,763          74,151
   Additional paid-in capital                      37,549,057      36,973,633
   Retained earnings                               35,017,307      30,408,981
                                              -----------------  ------------
       Total shareholders' equity                  72,641,127      67,456,765
                                              -----------------  ------------
                                                 $125,218,600    $109,520,590
                                              ================   =============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets

                                  Page 4 of 14





                 IEC ELECTRONICS CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996


                                     3 MONTHS         3 MONTHS
                                       ENDED            ENDED
                                    JUNE 27, 1997    JUNE 28, 1996
                                    --------------  -----------------
                                      (Unaudited)        (Unaudited)

Net sales                              $62,797,999     $43,351,935
Cost of sales                           54,894,372      42,683,056
                                    --------------  -----------------
     Gross profit                        7,903,627         668,879

Selling and administrative
expenses (exclusive of
  amortization expense shown below)      4,812,735       3,115,715
Amortization expense                       118,490         118,490
                                    --------------  -----------------
      Operating income                   2,972,402      (2,565,326)

Interest expense                          (396,576)       (442,700)
Other income, net                          228,657         107,352
                                    --------------  -----------------
      Net income before income taxes     2,804,483      (2,900,674)


Income taxes                               981,000      (1,021,000)
                                    --------------  -----------------

Net Income                              $1,823,483     $(1,879,674)
                                     =============   ================
Net income per common and common
equivalent share                             $0.24          $(0.25)
                                             -----           -----
Common and common equivalent shares      7,682,924       7,446,168
                                    --------------  -----------------

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 OF 14

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996


                                        9 MONTHS         9 MONTHS
                                          ENDED            ENDED
                                     JUNE 27, 1997      JUNE 28, 1996
                                    --------------  ------------------
                                       (Unaudited)        (Unaudited)

Net sales                                $174,422,956     $134,719,082
Cost of sales                             154,723,510      123,193,470
                                    -----------------  ----------------
     Gross profit                          19,699,446       11,525,612

Selling and administrative
expenses (exclusive of
  amortization expense shown below)        11,133,843        9,271,420
Amortization expense                          355,469          355,469
                                     -----------------  ---------------
  Operating income                          8,210,134        1,898,723

Interest expense                           (1,170,158)      (1,190,743)
Other income, net                             406,350          332,706
                                     -----------------  ----------------
  Net income before income taxes            7,446,326        1,040,686

Income taxes                                2,838,000          588,000
                                     -----------------  ----------------

Net Income                                 $4,608,326          $452,686
                                     =================  =================
Net income per common and common
equivalent share                                $0.61             $0.06
                                                -----             -----
Common and common equivalent shares         7,572,731         7,466,617
                                      -----------------  ----------------

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                  IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996
                                             9 MONTHS         9 MONTHS
                                               ENDED            ENDED
                                             JUNE 27, 1997   JUNE 28, 1996
                                           --------------- -----------------
                                              (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
  Net Income                                   $4,608,326      $452,686
  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization              7,055,581     6,383,880
     Increase in other assets                     (37,945)         -
     Gain on sale of fixed assets                 (70,093)       (8,750)
     Amortization of cost in excess of
     net assets acquired                          355,469       355,469
     Changes in operating assets and
     liabilities:
       Increase in accounts receivable         (4,676,238)   (3,683,862)
       Increase in inventories                (14,420,216)   (3,866,678)
      (Increase)Decrease in income
       taxes receivable                           756,879      (831,688)
       Decrease in other current assets           241,162        90,724
      (Decrease)Increase in accounts payable    9,145,386    (1,212,185)
       Increase (Decrease) in
        accrued payroll and related expenses    1,326,891      (458,247)
       Increase (Decrease)in accrued
        income taxes                            1,340,163    (1,246,680)
       Increase (Decrease)in other
        accrued expenses                          (37,817)       99,868
                                              ------------ ----------------
         Net cash provided by (used in)
         operating activities                   5,587,548    (3,925,463)
                                              ------------ ----------------
Cash Flows from Investing Activities:
 Purchases of property, plant and
 equipment                                     (4,377,553)   (7,860,072)
 Proceeds from sale of property                   278,000         8,750
 Proceeds from exercise of options                576,036        22,895
 Merger related costs                                (563)       (3,397)
                                             ------------- ---------------
     Net cash used in investing activities     (3,524,080)  $(7,831,824)
                                             ------------- ---------------
Cash Flows from Financing Activities:
  Net borrowings under line of credit
  agreements                                    1,000,000     5,100,000
  Proceeds from long-term borrowings               -          3,970,000
  Principal payments on long-term debt         (2,260,975)   (2,978,848)
                                               ----------- -------------
        Net cash (used in)provded by
        financing activities                   (1,260,975)    6,091,152
                                               ----------- ---------------
  Net Increase (Decrease) in cash
  and cash equivalents                            802,493    (5,666,135)
  Cash and cash equivalents at beginning
  of period                                     1,481,694     8,639,803
                                               ----------- ----------------
  Cash and cash equivalents at end of
  period                                       $2,284,187    $2,973,668
                                              ============ ===============
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                   $1,178,211    $1,190,743
                                               ============ ===============
    Income taxes                               $1,633,481    $2,509,680
                                                ============ ===============
  Cash received during the period for:
    Income taxes                               $  655,523   $      -
                                                ============ ===============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                   AND THE NINE MONTHS ENDED JUNE 27, 1997

                                                                        Total
                               Common Stock  Additional   Retained  Shareholders
                               ------------
                               Shares Amount  Capital     Earnings     Equity
                               ------ ------ ----------- ---------- -----------

Balance, September 30, 1994 7,186,250 $71,863 $35,160,564 $23,222,745$58,455,172
 Issuance of Stock-
 Purchase of Accutek          201,116   2,011   1,752,989     -        1,755,000
  Net income                     -       -        -         4,688,348  4,688,348
                            --------- ------- ----------- ----------- ----------
Balance, September 30, 1995 7,387,366  73,874 36,913,553   27,911,093 64,898,520
 Exercise of stock options     27,704     277     60,080       -          60,357
  Net income                    -          -        -       2,497,888  2,497,888
                            --------- ------- ----------- ----------- ----------
Balance, September 30, 1996 7,415,070  74,151  36,973,633  30,408,981 67,456,765
Exercise of stock options      61,250     612     575,424                576,036
Net income for the nine
 months ended June 27, 1997
 (unaudited)                     -        -        -        4,608,326  4,608,326
                            --------- ------- ----------- ----------- ----------
Balance, June 27, 1997      7,476,320 $74,763 $37,549,057 $35,017,307$72,641,127
(unaudited)                 ========= ======= =========== =========== ==========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997



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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                              JUNE 27,         SEPTEMBER 30,
                                1997                1996
                          -----------------     --------------
                            (Unaudited)
Raw materials               $32,623,345           $20,914,619
Work-in-process               7,803,106             5,091,616
                            -----------           -----------
                            $40,426,451           $26,006,235
                            ===========           ===========


Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of June 27, 1997, and for the nine months ended June 27, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K.


New Pronouncements
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS no.128). The Company is required to adopt SFAS No. 128 effective for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. Restatement of previously reported earnings per share is required to be presented. Therefore SFAS No.128 will be applicable for the Company with the quarter ended December 31, 1997. SFAS No.128 establishes revised standards for computing and presenting earnings per share. The Company believes the effect of adoption will not be material.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 1997


(2)   Financing Arrangements

At June 27, 1997, $9,500,000 and $6,915,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months.



(3)   Legal Matters

The Company is involved with various legal matters in the ordinary course of business. Management believes resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flow.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
----------------------
Results of Operations - Three months ended June 27, 1997 as compared to three
------------------------------------------------------------------------------
months ended June 28,1996.
---------------------------

Net sales for the three month period ended June 27, 1997, were $62,797,999 as compared to $43,351,935 for the comparable period of the prior fiscal year, an increase of 44.9%. The increase in sales was primarily due to sales to existing customers and sales to new customers. Sales to new customers were approximately 4% of the sales for the quarter. Turnkey sales were 94% of net sales in the three months ended June 27, 1997, as compared to 92% for the comparable period of the prior year.

Gross profit as a percentage of sales was 12.6% in the three months ended June 27, 1997, up from 1.5% in the comparable period of the prior fiscal year. The increase in gross profit as a percentage of sales is primarily due to a lower percentage in the material cost of sales and an increase use of 24 hours a day, 7 days a week manufacturing operations, both of which lead to improved labor efficiencies and absorption of fixed overhead costs.

Selling and administrative expenses increased to $4,812,735 in the three months ended June 27, 1997, from $3,115,715 in the comparable period of the prior fiscal year. This increase is primarily due to the bonus accrual based upon improved profitability. As a percentage of net sales, selling and administrative expenses increased to 7.7% from 7.2% in the same quarter of the prior year.

Net income for the quarter increased to $1,823,483 from a net loss of $(1,879,674)in the comparable quarter of the prior year. Earnings per share were
 $.24 as compared to a net loss per share of $(.25) per share in the comparable period of the prior fiscal year.


Results of Operations - Nine months ended June 27, 1997 as compared to nine
---------------------------------------------------------------------------
months ended June 28, 1996.
---------------------------

Net sales for the nine month period ended June 27, 1997, were $174,422,956 as compared to $134,719,082 for the comparable period of the prior fiscal year, an increase of 29.5%. The increase in sales was primarily due to increased sales to existing customers and sales to new customers. Turnkey sales were 94% of net sales in the nine months ended June 27, 1997, as compared to 84% for the comparable period of the prior fiscal year.

Gross profit as a percentage of sales was 11.3% in the nine months ended June 27, 1997, up from 8.6% in the comparable period of the prior year. This increase is primarily due to the increased labor efficiencies and lower overhead costs in relation to increased sales.


Selling and administrative expenses increased to $11,133,843 in the nine months ended June 27, 1997, from $9,271,420 in the comparable period of the prior fiscal year. This increase is due primarily to increased salaries and wages, a bonus accrual based on increased profitability, partially offset by decreased commission expense related to an increase in sales of non-commissioned accounts. As a percentage of net sales, selling and administrative expenses decreased to 6.4% from 6.9% for the comparable period of the prior fiscal year.

Net income for the first nine months of fiscal year 1997 increased to $4,608,326 from $452,686 in the same period of fiscal year 1996. Earnings per share were $.61 for the nine months as compared to $.06 per share in the nine months of the prior year.

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

Historically, from time to time, the Company has experienced component shortages which cause inefficiencies due to frequent customer rescheduling, short manufacturing lot sizes, production interruptions and restarts, set-up duplication and production line downtime. Other rescheduling has been the result of customers adjusting to their current business conditions.

All of these factors are continually changing and are interrelated. The effect of each factor cannot be separately determined.

If component shortages should occur in future months, they may have an impact on the Company's results. However, the scope and magnitude of their aggregate effects on sales and profits cannot be determined until close to the end of a given quarter when it becomes known that the short material in question will not arrive before quarter end and therefore will have a determinable effect on the resultant mix of production and delivery schedules. Accordingly, these factors may result in quarter to quarter fluctuations in both future revenues and earnings.



Liquidity and Capital Resources

Net sales for the month of June 1997 were $24,631,401, representing 39% of the total net sales for the three month period ending June 27, 1997. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

At June 28, 1997, $9,500,000 and $6,915,000 is outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months. At June 27, 1997, approximately $16,585,000 was available for borrowing under these existing lines of credit.

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

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     Effective June 13, 1997, David W. Fradin joined the Company as President and Chief Operating Officer. Russell Stingel, previous president was named Chairman of the Board and Chief Executive Officer. In addition, Bill Anderson was promoted to Executive Vice President and General Manager.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     None.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                   REGISTRANT

Dated: July 23, 1997                /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chief Executive Officer


Dated: July 23, 1997                /s/Timothy J. Kennedy
                                    ------------------------------
                                          Timothy J. Kennedy
                                       Vice President, Treasurer, Secretary and
                                       Chief Finanical Officer