Form 10-K
period 1997-09-30
IEC ELECTRONICS CORP
filed 1997-12-30
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 1997 or
                                 ------------------


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

As of December 22, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $61,150,700.

(Assumes officers, directors, and any stockholder holding 5% of the outstanding shares are affiliates.)

As of December 22, 1997, there were outstanding 7,557,701 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1998 are incorporated into Part III of this Form 10-K

                                TABLE OF CONTENTS



                                     PART I

                                                                            PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................    11
Item 3:  Legal Proceedings............................................    11
Item 4:  Submission of Matters to a Vote of Security Holders..........    12
         Executive Officers of Registrant.............................    12


                                     PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    13
Item 6:  Selected Consolidated Financial Data.........................    14
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    15
Item 8:  Financial Statements and Supplementary Data..................    20
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    20


                                    PART III


Item 10:   Directors and Executive Officers of the Registrant.........    21
Item 11:   Executive Compensation.....................................    21
Item 12:   Security Ownership of Certain Beneficial Owners and
            Management................................................    21
Item 13:   Certain Relationships and Related Transactions.............    21

                                     PART IV


Item 14:   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..............................................    22

                                     PART I



ITEM 1.  BUSINESS
-----------------

      IEC Electronics Corp. is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. The Company believes that it is a leader in the contract electronics manufacturing industry based upon its state-of-the-art manufacturing facilities, volume of production and quality of its services. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. The Company believes that, based upon its volume of production, it is one of the largest independent SMT contract manufacturers in the United States. As a full-service contract manufacturer, the Company offers it customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired all of the then outstanding common stock of Calidad Electronics, Inc. ("Calidad"), located in Edinburg, Texas. In November 1994, the Company acquired all of the then outstanding common stock of Accutek, Inc. ("Accutek"), located in Arab, Alabama. As used herein, "Company" or "IEC" includes IEC Electronics Corp. and its subsidiaries, unless the context otherwise requires.

     In October 1997, IEC announced that all its locations will operate under a unified name. IEC's headquarters and manufacturing facility in Newark, NY will operate as IEC Newark NY Operations, Calidad will operate as IEC Edinburg Texas Operations, and Accutek will be known as IEC Arab Alabama Operations.

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

      The Company's executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742.

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


     The Company continually evaluates emerging technology and makes these processes available to its customers when commercial and design factors so indicate. The next generation of interconnection technologies will include chip scale packaging and ball grid array (BGA) assembly techniques. These techniques achieve greater density on printed circuit assemblies. Last year the Company mounted nearly five million BGAs. The Company's Advanced Material Technology laboratory has been employing real time x-ray imaging to enhance process development

The Company's Strategy

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

      As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 1997, the Company invested approximately $9.9 million in capital equipment.
The vast majority of this amount was invested to significantly upgrade equipment and process automation projects. The Company believes that it operates one of the largest SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that contract manufacturers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the contract manufacturing industry.


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


Products and Services

     The Company manufactures a wide range of assemblies which are incorporated into hundreds of different products. The Company provides contract manufacturing services primarily for micro, mini and mainframe computers; computer peripheral equipment; industrial photography and imaging equipment; office equipment; telecommunications equipment; measuring devices; and medical instrumentation. During the fiscal year ended September 30, 1997 the Company provided contract manufacturing services to 97 different customers, including Compaq Computer Corporation ("Compaq"), Matrox Graphics, Inc. ("Matrox"), Kulicke and Soffa Industries, Inc. ("K&S"), Stratus Corporation ("Stratus"), Symbol Technologies,Inc. ("Symbol") and ADC Video Systems ("ADC Video"). The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.


Materials Management

     In fiscal 1997, 1996, and 1995, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented 95%, 85% and 64% of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

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

     In 1997, Master distribution programs were put in place with Arrow/Schweber Electronics and Pioneer-Standard Electronics. These alliances have the benefit of reducing lead time on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during allocation, providing better payment terms, reducing overhead cost and providing access to global resources.

Marketing and Sales

     The Company markets its services through a direct sales force of 5 individuals, 20 program managers and 10 independent manufacturers' representatives, who currently employ approximately 40 sales people. In addition to the sales and marketing staff, the Company's executives are closely involved with marketing efforts. The Company conducts extensive market research to identify industries and to target companies where the opportunity exists to provide contract manufacturing services across a number of product lines and product generations.

     The Company's sales effort is supported by advertising in numerous trade media, sales literature, Internet website, video presentations, participation in trade shows and direct mail promotions. Inquiries resulting from these advertising and public relations activities are assigned to the manufacturers' representative covering the customer's location. IEC's direct sales force coordinates all such activity and monitors the performance of the manufacturers' representatives. In addition, referrals by existing customers are an important source of new opportunities. The Company's objective is to further diversify the customers and industries which it serves.

Backlog

      The Company's backlog as of December 22, 1997 and December 17, 1996 was approximately $129 million and $136 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Approximately all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


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



Employees

      The Company's employees numbered approximately 3,235 at December 18, 1997, including 146 employees engaged in engineering, 2,963 in manufacturing and 126 in administrative and marketing functions. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. Management believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, by virtue of its Texas location in the Rio Grande valley, and by virtue of its Alabama location 70 miles north of Birmingham and 30 miles south of Huntsville.


Patents and Trademarks

      The Company holds patents unrelated to contract manufacturing and also employs various registered trademarks. The Company does not believe that either patent or trademark protection is material to the operation of its business.

Safe Harbor for Forward-looking Statements under Securities Litigation Reform act of 1995: Certain Cautionary Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filing made by the Company with the Securities and Exchange commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward looking statements.

The risks included here are not exhaustive. Futhermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial preformance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Stockholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of such statement or report. Accordingly, to the extent that reports issued by a securities analyst contain any projections, forecasts, or opinions, such reports are not the responsibility of the company.


Customer Concentration; Dependence On the Electronics Industry

A small number of customers are currently responsible for a significant portion of the Company's net sales. During fiscal 1997, the Company's ten largest customers accounted for 73.2% of consolidated net sales, and in the fiscal years 1996 and 1995, the Company's ten largest customers accounted for 74.8% and 76.4%, respectively, of consolidated net sales. Compaq Computer Corporation ("Compaq"), historically the Company's largest customer accounted for 26.2%, 21.8% and 43.5%, respectively, of consolidated net sales for fiscal years 1997, 1996, and 1995. In fiscal years 1997 and 1996, respectively, Matrox Graphics Inc. ("Matrox") accounted for 20.1% and 13% of the Company's consolidated net sales. No customer other than Compaq accounted for over 10% of consolidated net sales during fiscal year 1995. The Company is dependent upon continued revenues from its top customers. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Management of Growth; Geographic Expansion

The Company has experienced substantial revenue growth over the last fiscal years, with net sales increasing from $43.2 million in fiscal 1992 to $260.7 million in fiscal 1997. In recent years, the Company has acquired facilities in Texas and Alabama. There can be no assurance that the Company's rate of revenue growth will continue. There can also be no assurance that the Company will successfully manage the integration of the Alabama and Texas acquisitions, or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if any new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.


Availability of Components

A substantial portion of the Company's net sales are derived from turnkey manufacturing in which the Company provides both materials procurement and assembly services. In turnkey manufacturing, the Company potentially bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have a material adverse effect on the Company's results of operations.

Availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect revenue levels and operating efficiencies.


Potential Fluctuations in Operating Results

The Company's margins and operating results are affected by a number of factors, including product mix, additional costs associated with new projects, price erosion within the electronics industry, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by the Company in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, and increased costs and shortages of components or labor. The Company's turnkey manufacturing, which typically results in higher net sales and gross profits but lower gross profit margins than consignment assembly and testing services, represents a substantial percentage of net sales. All of these factors can cause fluctuations in the Company's operating results over time. Because of these factors, there can be no assurance that the Company's margins or results of operations will not fluctuate or decrease in the future.


Competition

The electronics assembly and manufacturing industry is comprised of a large number of domestic and off-shore companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate its capacities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development, and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules, and reliable delivery of finished products on a timely and price-competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with facilities established where labor costs are lower.

Environment Compliance

The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material adverse effect on the Company's business. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other expenses to comply with environmental regulations.



Dependence on Key Personnel and Skilled Employees

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.


ITEM 2.  PROPERTIES
-------------------

     The Company's administrative and principal manufacturing facility, acquired with the aid of industrial revenue bond financing (see Note 5 of Notes to
Consolidated Financial Statements), is located in Newark, New York and contains an aggregate of approximately 250,000 square feet. The IEC Edinburg, Texas manufacturing facility consists of approximately 87,000 square feet.
The IEC Arab, Alabama facility consists of approximately 125,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or subsidiaries' property is subject. To the Company's knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      During the fourth quarter of fiscal 1997, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 1997, were as follows:

      Name                     Age             Position

Russell E. Stingel             66             Chairman of the Board,
                                          and Chief Executive Officer

David W. Fradin                51             President and Chief Operating
                                          Officer

Timothy J. Kennedy             57             Vice President, Treasurer and
                                          Chief Financial Officer and Secretary

Diana R. Kurty                 44             Vice President, Treasurer and
                                          Chief Financial Officer Designate

Bill R. Anderson               52             Vice President and General Manager
                                          IEC Newark NY Operations

Edward Butka                   59             Vice President and Assistant
                                          General Manager


    Russell E. Stingel has served as Chairman of the Board of Directors since February 1997, as Chief Executive Officer since July 1996 and as a director since October 1996. Prior thereto, he had been the President of the Company (February 1996 -June 1997)and Executive Vice President, Secretary and General Manager of the Company (1977 - February 1996). He was previously employed as President of the Ward Hydraulics Division of Figgee International Holdings, Inc. and in various management positions by General Dynamics Corporation.

    David W. Fradin has served as President and Chief Operating Officer since June 1997. He was previously employed as President and Chief Operating Officer of Harvard Custom Manufacturing LLC (July 1996 - June 1997)and by EMD Associates Inc. as President and Chief Executive Officer (1993 - July 1996).

    Timothy J. Kennedy has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1981, as Secretary since February 1996 and in other capacities since 1979. He was previously employed by Titeflex Corp. as Controller and by General Instrument Corp. as Chief Accountant. Mr. Kennedy retired as an employee as of July 1997 and retired as an officer of the Company as of September 30, 1997.

    Diana R. Kurty has served as Vice President, Chief Financial Officer and Treasurer of the Company since October 1997. She was previously employed as Vice President and Corporate Controller as well as other management roles at Goulds Pumps, Inc. from 1990 -1997 and prior to that by Coopers & Lybrand as a Senior Audit Manager and various other positions (1975-1990).

    Bill R. Anderson has served as Executive Vice President and as General Manager of IEC Newark Operations since June 1997. Prior thereto he had been Vice President of Materials since 1995. He was previously employed as Director of Procurement and Reliability at C-Cor Electronics (1991 - 1995) and Manager of Materials at F.L Smithe Machine Co. (1986 - 1991).

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

                                              Closing Sales Price
      Period                                   High        Low
October 1, 1995 - December 31, 1995            $ 9.75      $8.625
January 1, 1996 - March 30, 1996               $10.75      $8.125
April 1, 1996 - June 30, 1996                  $ 8.8125    $7.00
July 1, 1996 - September 30, 1996              $ 8.375     $6.25
October 1, 1996 - December 31, 1996            $ 8.375     $6.375
January 1, 1997 - March 30, 1997               $ 8.875     $7.625
April 1, 1997 - June 30, 1997                  $14.25      $8.625
July 1, 1997 - September 30, 1997              $22.25     $13.75




      The closing price of the Company's Common Stock on the Nasdaq National Market on December 22, 1997 was $13.125.

      (b)  Holders.

           As of December 22, 1997, there were approximately 115 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 1997 and September 30, 1996. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                            Years Ended September 30


Income Statement Data            1997     1996     1995(1)   1994    1993
----------------------         --------------------------------------------

Net Sales                      $260,686 $179,707 $127,610 $130,296 $102,959
                               --------------------------------------------

Gross Profit                    $28,094  $15,219  $18,327  $27,281  $25,469
                                -------------------------------------------

Operating Income                $12,321   $2,333   $7,603  $17,565  $16,086
                                -------------------------------------------

Income before extraordinary
item                             $6,958   $2,498   $4,688  $10,960   $9,106
                                 ------------------------------------------

Extraordinary item - early
extinguishment of debt, net
of income tax benefit of $110      -        -        -        -        $633
                                 ------------------------------------------

Net Income                       $6,958   $2,498   $4,688  $10,960   $8,443
                                -------------------------------------------

Income before extraordinary item
per common and common
equivalent share:                 $0.91    $0.33    $0.63    $1.51    $1.45
                                 -------------------------------------------
Extraordinary item                  -        -        -        -      $0.11
                                 -------------------------------------------

Net Income                        $0.91    $0.33    $0.63    $1.51    $1.34
                                  -----------------------------------------

Common and Common
equivalent shares                 7,617    7,496    7,451    7,262    6,316
                                  ------------------------------------------

Balance Sheet Data:
Working Capital                 $34,622  $25,959  $23,074  $20,796  $18,672
                                -------------------------------------------

Total Assets                   $152,070 $109,521 $103,014 $84,9541  $64,137
                                -------------------------------------------

Long-term debt, less current
 maturities                      $6,988   $7,409   $6,857   $3,733   $3,915
                                -------------------------------------------


Shareholders' equity            $75,461  $67,457  $64,899  $58,455  $47,145
                                -------------------------------------------



(1) The results of operations and financial position as of and for the years ended September 30, 1995, include the operations of Accutek as of the acquisition date, November 21, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
         --------------------------


                      MANAGEMENT'S DISCUSSION OF OPERATIONS


The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements, the related Notes to Financial Statements and the Five-Year Summary of Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Item 1 of this Form 10K.

Overview
--------

IEC Electronics had a strong year in fiscal 1997, posting record sales of $260.7 million, a 45.1% increase over last year. Net income of $7.0 million in fiscal 1997 was 178.6% higher than net income of $2.5 million in fiscal 1996. The Company took several important steps in 1997:

o The Company's management team was further strengthened by the appointments of a new president and COO, new executive vice president, new chief financial officer, new leadership in the Company's operations in Texas and Alabama and a new corporate director of procurement. This new talent is being blended with the existing management structure to create a team which will focus on Company growth and improved profitability.

o Master distribution programs were put in place with Arrow Electronics and Pioneer-Standard Electronics. These alliances have the benefit of reducing lead times on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during allocation, providing better payment terms, reducing overhead cost and providing access to global resources.

o The Company adopted a 24-hour, 7-day a week production schedule in both the Newark and Texas operations to better meet customer demands, allow for more efficient use of manufacturing equipment and reduce overtime costs.

Analysis of Operations
(dollars in millions)

For Year Ended September 30,     1997       1996     Change   1995  Change

Net Sales                       $260.7     $179.7    45.1%   $127.6  40.8%

The 45.1% increase in fiscal 1997 sales compared to fiscal year 1996 and the 40.8% increase from 1995 to 1996 were due to increased demand from existing customers, a further shift to a greater percentage of turnkey sales and sales to new customers. Demand in the electronics manufacturing services industry is being driven by both growth in the electronics industry and even more importantly, increased electronics outsourcing from OEMs. The Company has converted to a higher percentage of turnkey sales which represented 95%, 85% and 64% of net sales in fiscal 1997, 1996, and 1995, respectively.

      Gross Profit and Selling and Administrative Expenses
      (as a % of Net Sales)

      For Year Ended September 30,
                                           1997        1996        1995
      Gross Profit                         10.8%       8.5%        14.4%
      Selling and Administrative Expenses   6.1%       7.2%         8.4%


Gross profit as a percentage of sales increased over 2 percentage points to 10.8% in fiscal 1997. This increase resulted from improved utilization of manufacturing capacity, benefits from material purchase volume, and strategic initiatives such as the master distribution programs with Arrow Electronics and Pioneer-Standard Electronics. The Company also established certain criteria for new customers which included minimum size guidelines to help reduce small-lot-size manufacturing.

The Company's gross profit percentage decreased nearly 6 percentage points between fiscal 1995 and 1996. The decrease was due to the higher material content in the cost of goods sold as the turnkey sales percentage increased, inefficiencies in the utilization of direct labor, component shortages in the first half of fiscal 1996 and excess overhead expense caused by underutilized manufacturing capacity. This inefficiency and underutilization was primarily the effect of customer rescheduling which, in turn, caused small-lot-size manufacturing, production interruption and restarts, set-up expense and production downtime.

Selling and administrative expenses decreased to 6.1% of sales in fiscal 1997, down from 7.2% in fiscal 1996 and 8.4% in fiscal 1995. These improvements are a result of the Company's ability to leverage its operating expenses. Selling and administrative expenses were $15.8 million in fiscal 1997, $12.9 million in fiscal 1996, and $10.7 million in fiscal 1995. These increases can largely be attributed to staff additions, increases in salaries, bonuses and related costs and to increases in commission expense related to increased net sales.

      Other Income and Expense
      (dollars in millions)
      For Year Ended September 30,
                                          1997        1996        1995

      Interest Expense                    $1.6        $1.6        $1.1

      Life Insurance Proceeds              ---         2.0         ---

      Other Income                          .5          .4          .7



Interest expense remained nearly constant at $1.6 million in 1997 and 1996 but increased $.5 million from 1995 to 1996 due to higher average borrowing levels. Life insurance proceeds of $2.0 million were received in 1996 as a result of the death of the Company's founder, Roger E. Main. Other income is composed primarily of investment earnings.

      Income Taxes
      For Year Ended September 30,
                                          1997        1996        1995

      Effective Tax Rate                  37.9%       20.6%       34.5%



The Company's low effective tax rate of 20.6% in 1996 resulted from the aforementioned receipt of non-taxable life insurance proceeds of $2.0 million. The 1997 effective tax rate of 37.9% reflects a more typical rate based on the Company's current mix of federal and state jurisdictions. The 1995 tax rate benefited from the recognition of state investment tax credits.

Liquidity and Capital Resources
-------------------------------

As reflected in the Consolidated Statement of Cash Flows for 1997, the $8.9 million of cash provided by operating activities and the $3.1 million provided by financing activities were used to fund $9.6 million of net investing activities, thus increasing cash by $2.4 million. Significant changes in working capital items that impacted cash flow from operating activities in 1997 were a $20.8 million increase in accounts receivables largely due to overall sales growth, in particular a record sales month of $36.7 million in September 1997, a $19.4 million increase in inventory as the result of higher operating volumes and the Company's conversion to a higher turnkey sales percentage of 95% in 1997 from 85% in 1996, and a $26.9 million increase in accounts payable resulting from higher inventories and the timing of capital additions.

Capital additions were $9.9 million in 1997 and $9.1 million in 1996. These expenditures were primarily used to upgrade the manufacturing capabilities of the Company.

The Company maintained credit facilities with its bank as of September 30, 1997. These facilities included a credit line of up to $13.0 million for operations, $12.0 million for equipment purchases and $8.0 million for financial material bearing contracts. At September 30, 1997, approximately $12.0 million was available for borrowing under these existing lines.

In late December 1997, the Company was in the process of negotiating to increase its credit facility to between $40.0 million and $50.0 million. The Company had outstanding borrowings of $31.8 million at that time. The Company believes its cash balances, funds generated from operations and its credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding of these future transactions, if any, may require the Company to obtain additional sources of financing.

Impact of Inflation
-------------------

The impact of inflation on the Company's operations for the last three years has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Year 2000 Conversion
--------------------

During fiscal 1997, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and software necessary to achieve a year 2000 date conversion. The Company's objective is to ensure that computer systems and software will recognize and process the year 2000 and beyond with no effect on customers or disruptions to business operations. The total cost of this effort and its effect on the Company's future results of operations is not expected to be material.


Recently Issued Accounting Standards
------------------------------------

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings Per Share", was issued, superseding Accounting Principles Board Opinion No. 15 (Opinion 15), "Earnings Per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS). This statement replaces the reporting of primary EPS with basic EPS and changes the computation of fully diluted EPS to dilutive EPS which uses the average share price rather than the more dilutive greater of the average or end-of-period share price required by Opinion 15. The Company will be required to adopt SFAS No. 128 on a prospective basis in Fiscal 1998. The Company believes the effect of adoption will not be material.

      .

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 25, 1998 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 25, 1998 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

    The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 25, 1998 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 25, 1998 and is incorporated in this report by reference thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  26
              Consolidated Balance Sheets as of
               September 30, 1997 and 1996..................................  27
              Consolidated Statements of Income for the years
               ended  September 30, 1997, 1996 and 1995 ....................  29
              Consolidated Statements of Changes in Shareholders'
               Equity for the years ended September 30, 1997,
               1996 and 1995................................................  30
              Consolidated Statements of Cash Flows for the years
               ended September 30, 1997, 1996 and 1995......................  31
              Notes to Consolidated Financial Statements....................  32

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

10.6*      IEC Electronics Corp. Savings and Security Plan.
           (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration
           No. 33-56498)
10.7* Loan Agreement between IEC Electronics Corp. and Marine Midland Bank, N.A., dated June 30, 1993. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993
10.8 Amendment No. 1 to Loan Agreement between IEC Electronics Corp. and Marine Midland Bank, N.A., dated as of June 9, 1995 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.9*      IEC Electronics Corp. 1993 Stock Option Plan (Incorporated
           by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.10*     Form of Incentive Stock Option Agreement (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.11* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.12*     Form of Non-Employee Director Stock Option Agreement
           (Incorporated by reference to Exhbit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.13      Stock Purchase Agreement among IEC Electronics Corp., Accutek, Inc.,
           J. Darrell Cottle and Laura B. Cottle dated November 3, 1994 and Amendment thereto dated November 21, 1994. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1994)
10.14*     Employment and Non-Competition Agreement between Accutek, Inc.
           and J. Darrell Cottle dated November 21, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended December 30, 1994)
10.15 Amendment No. 2 dated January 21, 1997 to Loan Agreement dated June 30, 1993 between IEC Electronics Corp. and Marine Midland Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.
10.16 Amendment No.3 dated October 27, 1997 to Loan Agreement dated June 30, 1993 between IEC Electronics Corp. and
           Marine Midland Bank, N.A.                                          44
10.17      IEC Electronics Corp. Defined Contribution Plan effective
           June 1, 1997                                                      48
10.18*     Employment Agreement between IEC Electronics Corp. and
           David W. Fradin                                                  151
11.1       Statement relating to computation of per share earnings. See Note
           12 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
22.1       Subsidiaries of IEC Electronics Corp.                            153
24.1       Consent of Arthur Andersen LLP                                   154

          (b) Reports on Form 8-K:

           None

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  18, 1997.


                             IEC Electronics Corp..


                             By:/s/Russel E. Stingel
                               -----------------------
                               Russell E. Stingel
                               Chairman of the Board and
                             Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

/s/Russell E. Stingel     Chairman of the Board and
---------------------     Chief Executive Officer
(Russell E. Stingel)     (Principal Executive Officer)         December XX, 1997


/s/Diana R. Kurty      Vice President of Finance
-----------------      (Principal Financial
(Diana R. Kurty)       and Accounting Officer)                 December xx, 1997



/s/David J. Beaubien      Director                             December xx, 1997
--------------------
(David J. Beaubien)


/s/Thomas W. Folger       Director                             December xx, 1997
--------------------
(Thomas W. Folger)


/s/W. Barry Gilbert       Director                             December xx, 1997
-------------------
(W.Barry Gilbert)


/s/Robert P.B. Kidd       Director                             December xx, 1997
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton        Director                             December xx, 1997
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor       Director                             December xx, 1997
-------------------
(Justin L. Vigdor)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                           /s/Arthur Andersen LLP


Rochester, New York,
  November  12, 1997

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

                        (in thousands, except share data)



                                     ASSETS

                                                            1997       1996
                                                        ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                               $   3,921    $  1,482
  Accounts receivable                                        49,045      28,211
  Inventories                                                45,360      26,006
  Income taxes receivable                                         -         757
  Deferred income taxes                                       1,900         702
  Other current assets                                           98         165
                                                         ----------------------
        Total current assets                                100,324      57,323
                                                         ----------------------






PROPERTY, PLANT, AND  EQUIPMENT, net                         39,391      39,014
                                                         ----------------------






OTHER ASSETS:
   Costs in excess of net assets acquired, net               12,346      12,819
   Other assets                                                   9         365
                                                         ----------------------
                                                             12,355      13,184
                                                         ----------------------
                                                          $ 152,070   $ 109,521
                                                         ======================



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

                        (in thousands, except share data)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1997        1996
                                                      -------------------------
CURRENT LIABILITIES:
  Short-term borrowings under lines ofCredit          $ 10,530       8,530
  Current portion of long-term debt                      3,291       2,782
  Accounts payable                                      43,904      16,975
  Accrued payroll and related expenses                   5,611       2,772
  Accrued income taxes                                   1,887           -
  Other accrued expenses                                   479         305
                                                      -------------------------
        Total current liabilities                       65,702      31,364
                                                      -------------------------

DEFERRED INCOME TAXES                                    3,919       3,291
                                                      -------------------------

LONG-TERM DEBT                                           6,988       7,409
                                                      -------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - none                         -           -
   Common stock, par value $.01 per
     share, authorized - 15,000,000
     shares; issued and outstanding -
     7,552,201 and 7,415,070 shares,
      respectively                                          75          74
   Additional paid-in capital                           38,430      36,974
   Retained earnings                                    37,367      30,409
   Treasury stock, at cost - 20,573 and 0 shares,
      respectively                                        (411)          -
                                                      -------------------------
        Total shareholders' equity                      75,461      67,457
                                                      -------------------------
                                                     $ 152,070     109,521
                                                      =========================



        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                        (in thousands, except share data)



                                             1997      1996      1995
                                          ------------------------------

Net sales                                  $ 260,686 $ 179,707 $ 127,610


Cost of sales                                232,592   164,488   109,283
                                          ------------------------------
   Gross profit                               28,094    15,219    18,327

Selling and administrative expenses           15,773    12,886    10,724
                                          ------------------------------
    Operating income                          12,321     2,333     7,603

Interest expense                               1,586     1,584     1,101

Life insurance proceeds                            -     2,002         -

Other income, net                                472       396       653
                                          ------------------------------
    Income before income taxes                11,207     3,147     7,155

Income taxes                                   4,249       649     2,467
                                          ------------------------------

Net income                                $    6,958    $2,498    $4,688
                                          ==============================

Net income per common and
   common equivalent share                $      .91    $  .33     $ .63
                                          ==============================

        Common and common equivalent
             shares                        7,617,345 7,496,420 7,450,738



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 (in thousands)



                                        Additional                    Total
                                 Common Paid-In  Retained Treasury Shareholders'
                                  Stock Capital  Earnings  Stock     Equity
                                 --------------------------------------------

BALANCE, September 30, 1994      $  72  $ 35,161 $ 23,233  $    -   $ 58,456
Issurance of common stock for
    acquisition of Accutek, Inc.     2     1,753        -       -      1,755

   Net income                        -         -    4,688       -      4,688
                                  --------------------------------------------

BALANCE, September 30, 1995         74    36,914   27,911       -     64,899

   Exercise of stock options         -        60        -       -         60

  Net income                         -         -    2,498       -      2,498
                                  --------------------------------------------

BALANCE, September 30, 1996         74    36,974   30,409       -     67,457

   Exercise of stock options         1     1,456        -       -      1,457

   Purchase of treasury shares       -         -        -    (411)      (411)

   Net income                        -         -    6,958      -       6,958
                                  --------------------------------------------

BALANCE, September 30, 1997       $ 75  $ 38,430  $37,367  $ (411)   $75,461
                                  ============================================




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 (in thousands)

                                                        1997      1996    1995
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 6,958  $ 2,498 $ 4,688
   Adjustments to reconcile net income to net cash
     (used in) provided
       by operating activities:
         Depreciation and amortization                   9,252    8,271   7,128
         Deferred income taxes                            (570)     (45)    317
         Gain on sale of fixed assets                      (53)     (15)    (99)
         Amortization of costs in excess of
          net assets acquired                              474      474     454
         Changes in operating assets and liabilities:
            Increase in accounts receivable            (20,834) (10,833) (2,123)
            Increase in inventories                    (19,354)  (1,909) (5,728)
            Decrease (increase) in
             income taxes receivable                       757     (757)  1,366
            Decrease (increase) in other current
             assets                                         67      286     (13)
            Decrease in other assets                       355        -      44
            Increase in accounts payable                26,929        4   5,849
            Increase (decrease) in accrued
             payroll and related expenses                2,839     (275)   (678)
            Increase (decrease) in
             accrued income taxes                        1,887   (1,247)  1,353
            Increase in other accrued expenses             174       70      13
                                                      -------------------------
               Net cash provided by (used in)
                 operating activities                    8,881   (3,478) 12,571
                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment           (9,912)  (9,096)(11,188)
   Merger related costs                                      -       (3)      -
   Purchase of Accutek, Inc., net of cash acquired           -        -  (1,752)
   Proceeds from sale of equipment                         335       54     203
                                                       -------------------------
                Net cash used in investing activities   (9,577)  (9,045)(12,737)
                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options and warrants                1,457       60       -
   Purchase of treasury stock                             (411)       -       -
   Net borrowings (repayments) under line
    of credit agreements                                 2,000    4,990  (1,015)
   Proceeds from long-term debt                          3,150    4,062   5,921
   Principal payments on long-term debt                 (3,061)  (3,747) (2,959)
                                                       -------------------------
               Net cash provided by financing
                activities                               3,135    5,365   1,947
                                                       -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH                 2,439   (7,158)  1,781
EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of year             1,482    8,640   6,859
                                                       -------------------------
CASH AND CASH EQUIVALENTS, end of year                 $ 3,921   $1,482  $8,640
                                                       =========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (receivable) during the year for:
       Interest                                        $ 1,586   $1,584  $1,101
                                                       =========================
       Income taxes, net of refunds received           $ 1,769   $2,698  $ (456)
                                                       =========================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY:
   In fiscal 1995, IEC Electronics Corp. purchased
     all of the common stock of Accutek, Inc.as follow:
         Fair value of assets acquired                 $     -  $     -  $6,306
         Less- liabilities assumed                           -        -  (2,356)
                   Issuance of common stock                  -        -  (1,755)
                                                       -------------------------
               Net cash paid for acquistion            $     -   $    - $ 2,195
                                                       =========================


         The accompanying notes to consolidated financial statements are an integral part of these statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 1997, 1996 AND 1995



1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

IEC Electronics Corp. (IEC) is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance, and complete resource management.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Calidad Electronics, Inc. (Calidad) and Accutek, Inc. (Accutek) (collectively, the Company). In October 1997, IEC announced that all its locations will operate under a unified name. IEC's headquarters and manufacturing facility in Newark, NY will operate as IEC Newark NY Operations, Calidad will operate under the name IEC Edinburg Texas Operations, and Accutek will be known as IEC Arab Alabama Operations. All significant intercompany transactions and accounts have been eliminated.

Effective November 21, 1994, IEC acquired all of the outstanding common stock of Accutek, a contract electronics manufacturer for approximately $4 million in cash and common stock. The acquisition was accounted for by the purchase method of accounting, and accordingly, Accutek's net assets and results of operations are included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values at the date of acquisition. Cost in excess of net assets acquired related to the acquisition is being amortized on a straight-line basis over a period of 15 years.

Revenue Recognition

The Company recognizes revenue upon shipment of product for both turnkey and consignment contracts.

Cash and Cash Equivalents

Cash and cash equivalents include money market and bank account balances. The Company's cash and cash equivalents are held and managed by institutions which follow the Company's investment policy. The fair value of the Company's financial instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.

Maintenance and repairs are charged to expense as incurred; renewals and improvements are capitalized. At the time of retirement or other disposition of property, plant, and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Current Assets and Liabilities - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

Debt - The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues which approximates carrying amount.

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired of $15.9 million is being amortized on a straight-line basis over a range of 15 to 40 years. The balance is presented net of accumulated amortization of $3.5 million and $3.0 million at September 30, 1997 and 1996, respectively. Amortization of $474,000, $474,000, and $454,000
was charged against income for the years ended September 30, 1997, 1996, and 1995, respectively.

Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed using all common stock and common stock equivalents (stock options and warrants under the "treasury stock" method). The number of weighted average shares of common stock outstanding is as follows at September 30:

                                    1997      1996       1995
                                 ---------- ---------- ---------
Average number
outstanding:
   Common shares                 7,441,881  7,412,226  7,358,714
   Common equivalent shares        175,464     84,194     92,024
   ------                        ---------  ---------  ---------
                                 7,617,345  7,496,420  7,450,738
                                 ========== ========== =========


Fully diluted earnings per common share data are not presented as they are not materially different from primary earnings per common share for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the prior years have been reclassified to conform with current-year presentation.

2.    INVENTORIES:

The major classifications of inventories are as follows at September 30 (in thousands):

                            1997     1996
                          -------- --------

   Raw materials           $38,209  $20,915
   Work-in-process           7,151    5,091
                          -------- --------
                           $45,360  $26,006
                          ======== ========

3.    PROPERTY, PLANT, AND EQUIPMENT:

The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 1997     1996
                                -------- --------

Land and land improvements      $ 1,071  $ 1,071
Buildings and improvements       10,394   10,015
Machinery and Equipment          59,842   54,840
Furniture and fixtures            5,874    4,725
                                -------- --------
                                 77,181   70,651
Less- Accumulated depreciation
   and amortization             (37,790) (31,637)
                                -------- --------
                               $ 39,391 $ 39,014
                                ======== ========

Depreciation and amortization was $9.3 million, $8.3 million, and $7.1 million for the years ended September 30, 1997, 1996 and 1995, respectively.

The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                   10 years
Buildings and improvements          10 to 40 years
Machinery and equipment              3 to 10  years
Furniture and fixtures               5 to 7  years


4.    FINANCING ARRANGEMENTS:

Financing arrangements are as follows:

      a. A secured working capital line of credit up to $13 million available through April 1, 1998, with interest at the prime rate, and secured by accounts receivable and inventory. Amounts borrowed are limited to 75% and 25% of qualified accounts receivable and inventory, respectively.

      b. A secured revolving line of credit up to $12 million available through April 1, 1998, with interest at the prime rate to be used for equipment purchases. Amounts borrowed will be collateralized by the related equipment and will be repayable monthly over a term of 60 months.

      c. A secured revolving line of credit up to $8 million available through April 1, 1998, with interest at the prime rate to be used to fund material bearing contracts into which the Company may enter. Amounts borrowed are limited based on the value of turnkey contracts entered into by the Company.

A facility fee of 1/4% of the average unused lines of credit is due annually.

In October 1997, the Company amended the above financing arrangements with the bank, which effectively removed the $8 million secured revolving line of credit to fund material bearing contracts and increased the secured working capital line of credit to $21 million, leaving the total borrowing capability unchanged at $33 million.

Aggregate short-term borrowings by the Company under its working capital lines of credit for the years ended September 30 are as follows (in thousands):

                                           1997     1996     1995
                                          -------  -------  -------

Balance outstanding at September 30     $ 10,530  $ 8,530  $ 3,540
Weighted average interest rate
at September 30                             8.50%    8%       8.75%
Maximum amount outstanding
during the period                       $ 10,530  $ 8,530  $ 4,555
Average amount outstanding
during the period                        $ 9,030   $6,995   $2,828
Weighted average interest rate at
during the period                           8.6%     8.6%     8.9%


These obligations and certain long-term debt contain specific affirmative and negative covenants binding the Company, including among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, and additional debt. The more restrictive of the covenants provide that the Company maintain a specified current ratio, debt to equity ratio, and interest coverage ratio. At September 30, 1997, the Company was in compliance with all covenants.

5.    LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                                                 1997     1996
                                                               -------- -------
Equipment Notes Payable:
 Equipment notes payable obtained through revolving line
 credit with interest at prime (8.5% at September 30, 1997),
 through October 2002, secured by related equipment            $ 9,380  $ 8,811

Mortgage Notes Payable:
   Mortgage note payable with interest at 8.25%, through
    January 1999                                                    85      147
   Mortgage note payable with interest at
   prime, through May 2005, secured by real property                80       90
   Mortgage note payable with interest at 7.0%, through
    August 1998, secured by real property                           40       78
   Mortgage note payable with interest at 7.75%, through
    July 2001, secured by real property                            271      329
   Mortgage note payable with interest at 6.19%, through
    May 2005, secured by real property                             177      194

Capital Lease Obligations:
   Capital leases payable, paid in July 1997, including
    interest ranging from 4.2% to 8.0%                               -       53
   Capital leases payable with interest ranging from 4.33%
    to 8.33%, through December 1997, secured by
    related equipment                                               19      126
   Capital lease payable with interest at 7.02% through
    November 1998 with a balloon payment of $51,000,
    secured by related equipment                                   102      150
   Capitalized lease obligation with interest at 12%,
    through January 1999                                           125      213
                                                               -------- -------
                                                                10,279   10,191
   Less- Current portion                                        (3,291)  (2,782)
                                                               -------- -------
                                                               $ 6,988  $ 7,409
                                                               ======== =======

                 The Prime rate at September 30, 1997 was 8.5%

The aggregate annual maturities of long-term debt at September 30, 1997 are as follows (in thousands):

                                   1998             $  3,291
                                   1999                3,161
                                   2000                2,080
                                   2001                  927
                                   2002                  702
                              Thereafter                 118
                                                      -------
                                                    $ 10,279
                                                      =======

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its recorded value.

6.    INCOME TAXES:

The provision for income taxes in fiscal 1997, 1996 and 1995 is summarized as follows(in thousands):
                                           1997    1996     1995
                                          ------- -------  -------

Current
   Federal                                 $4,462    $565   $1,868
   State                                      357     129      282
Deferred                                     (570)    (45)     317
                                           -------  ------- -------
    Provision for income taxes, net        $4,249   $ 649   $2,467
                                           ======= =======  =======


The components of the deferred tax asset (liability) at September 30 are as follows(in thousands):



                                                      1997           1996
                                                      ----           ----
Accelerated Depreciation                            $(4,318)        $(4,149)
New York State investment tax credits                 3,102           2,970
Conpensated Balances                                    336             291
Inventories                                           1,318             380
Receivables                                             245              34
Alternative minimum tax credit                          -               558
Other                                                   -                (3)
                                                     -------         -------
                                                        683              81
Less- Valuation allowance                            (2,702)         (2,670)
                                                     -------         -------
                                                    $(2,019)        $(2,589)
                                                     =======         =======

The Company has available approximately $4.7 million in New York State investment tax credits through 2007. A valuation allowance has been recorded at September 30, 1997 and 1996 to offset a majority of the deferred tax assets generated by New York State investment tax credits since the Company anticipates generating additional investment tax credits each year during the carryforward period, which limits the utilization of the tax credit carryforward.

The difference between the effective tax rates and the statutory federal income tax rate for fiscal years 1997, 1996 and 1995 is summarized as follows:

                                      1997   1996   1995
                                      -----  -----  -----
Provision for income taxes at
  statutory rates                     34.0%  34.0%  34.0%
Amortization of cost in excess
 of net assets acquired                1.1    3.8    1.7
Life insurance proceeds                 -   (21.6)    -
Provision for state taxes,net          2.1    4.8   (1.7)
Other                                  0.7   (0.4)   0.5
                                      -----  -----  -----
                                      37.9%  20.6%  34.5%
                                      =====  =====  =====



7.    SHAREHOLDERS' EQUITY:

Stock -Based Compensation Plans

In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which was approved by the shareholders in February 1994. The SOP replaces and supersedes the 1989 Stock Option Plan. However, any outstanding options under the 1989 Plan remain in effect in accordance with and subject to the terms of the 1989 plan.

Under the SOP, a total of 900,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 1997. The option price for incentive options must be at least 100% of the fair market value at date of grant, or if the holder owns more than 10% of total common stock outstanding at the date of grant, then not less than 110% of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Incentive stock options granted during November 1994 which vested in three annual increments expired in fiscal year 1997. Incentive stock options granted during the periods between July 1995 through September 1997 vest in increments of 25 percent. Non-qualified stock options granted during fiscal year 1997 vest in increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                       Weighted  Options
                                       Shares    Average  Available
                                        Under    Exercise   for
                                       Option    Price     Grant     Exercisable
                                       --------- -------- --------    ----------

Balance   September 30,1994            474,351   $10.45
          Options granted              140,000   $10.48
          Options forfeited            (88,631)  $12.08
                                       ---------
Balance   September 30, 1995           525,720   $10.19    13,030        231,720
          Options granted               15,000   $ 9.19
          Options exercised            (27,704)  $ 2.18
          Options forfeited             (8,474)  $14.38
                                       ---------
Balance   September 30, 1996           504,542   $10.53   306,504        306,542
          Options granted              376,500   $ 8.56
          Options exercised           (137,131)  $ 7.67
          Options forfeited           (105,000)  $11.89
                                      ---------
Balance   September 30, 1997           638,911  $  9.75    35,004        199,661
                                      =========



The following table summarizes information about stock options outstanding as of September 30, 1997:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------
                                Weighted
    Range          Number        Average    Weighted      Number       Weighted
     of          Outstanding    Remaining   Average     Exercisable    Average
  Exercise           at         Contractual Exercise        at         Exercise
   Prices       September 30,     Life       Price     September 30,    Price
                    1997                                   1997
-------------- ---------------- ----------  --------- ---------------- ---------

 $0-1.62               23,125        2.14   $   1.62           23,125  $   1.62
 $5.00-6.25           175,536        5.97   $   6.08           24,536  $   5.00
 $7.625-10.825        247,500        6.02   $   9.32           32,750  $   8.72
 $12.75-16.00         151,750        4.27   $  13.21           95,250  $  12.79
 $19.625-20.00         41,000        3.82   $  19.95           24,000  $  20.00
               ----------------                      -----------------


                      638,911                                 199,661
               ================                        ================

The weighted average fair value of options granted during fiscal 1997 and 1996 was $4.80 and $5.01, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.43% for fiscal 1997 and 5.89% for fiscal 1996; volatility of 50% for both fiscal 1997 and 1996, and expected option life of 5.8 years for both fiscal 1997 and 1996. The dividend yield was 0% for both fiscal 1997 and 1996. Forfeitures are recognized as they occur.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In fiscal 1997, the Company elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and net income per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                                  1997            1996
                             --------------- ---------------
                              As       Pro     As      Pro
                             Reported Forma  Reported Forma
                             ------  ------- ------- -------

Net income                  $6,958   $6,683  $2,498  $2,487
                             ======  ======= ======= =======

Net income per common and
   common equivalent share   $0.91   $0.88   $0.33   $0.33
                             ======  ======= ======= =======


Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Treasury Stock

On August 25, 1997, a note receivable from an officer was paid in full, including accrued interest, by the surrender of Company stock held by the officer. Accordingly, the Company acquired 20,573 shares at the fair market value of $411,000.

8.    LIFE INSURANCE PROCEEDS:

Due to the death of Roger E. Main, President and Chief Executive Officer in July 1996, the Company realized nontaxable income from life insurance proceeds in the amount of $2 million, which is separately presented in the Consolidated Statement of Income for the year ended September 30, 1996.

9.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the computer industry and are concentrated among specific companies. For the fiscal year ended September 30, 1997, two customers accounted for 26% and 20%, respectively, of the Company's net sales. For the fiscal year ended September 30, 1996, two customers accounted for 22% and 13%, respectively, of the Company's net sales. For the fiscal year ended September 30, 1995, one customer accounted for 43% of the Company's net sales. At September 30, 1997, amounts due from the two customers represented 44% and 12%, respectively, of trade accounts receivable. At September 30, 1996, amounts due from the two customers represented 10% and 11%, respectively, of trade accounts receivable. The Company performs ongoing credit evaluation of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 32%, 17%, and 18% of total net sales in fiscal years 1997, 1996 and 1995, respectively.

10.   RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The Company contributes an amount equal to 33% of the amount contributed by each participant. The matching Company contributions were approximately $524,000, $519,000, and $401,000 for the years ended September 30, 1997, 1996, and 1995, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 1997, 1996, or 1995.

11.   ACCOUNTING PRONOUNCEMENTS:

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings Per Share," was issued, superseding Accounting Principles Board Opinion No. 15 (Opinion 15), "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS). This statement replaces the reporting of primary EPS with basic EPS and changes the computation of fully diluted EPS to dilutive EPS which uses the average share price rather than the more dilutive greater of the average or end-of-period share price required by Opinion 15. The Company will be required to adopt SFAS No. 128 on a prospective basis in fiscal 1998. The Company believes the effect of adoption will not be material.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third    Fourth
                                  Quarter  Quarter  Quarter   Quarter
                                  -------- -------- -------- ----------

                                   (in thousands, except share data)
YEAR ENDED SEPTEMBER 30,1997:
   Net sales                      $50,522  $61,103  $62,798    $86,263
   Gross profit                     4,708    7,088    7,904      8,394
   Net income                         912    1,873    1,823      2,350
   Net income per common and
    common equivalent share           .12      .25      .24        .30

YEAR ENDED SEPTEMBER 30, 1996:
   Net sales                       $46,982  $44,385  $43,352    $44,988
   Gross profit                      6,579    4,277      669      3,694
   Net income (loss)                 1,914      419  (1,880)      2,045
   Net income (loss) per common and
    common equivalent share            .25      .06    (.25)        .27

                                 EXHIBIT 10.16


                      IEC ELECTRONICS CORP. LOAN AGREEMENT

     THIS AMENDENT NO.3, dated as of October 27, 1997, amends the Loan Agreement dated as of June 30, 1993 between IEC ELECTRONICS CORP.,a Delaware corporation (the "Company")and MARINE MIDLAND BANK, a bank organized under the laws of the State of New York (the "Bank"), as previously amended by Amendment No.1 dated as of June 9, 1995 and Amendment No.2 dated as of January 21, 1997 (collectively the "Agreement").

     The Company and the Bank desire to further amend the Agreement for the purposes of (i)increasing the amount of credit available to the company under the Accounts/Inventory Line of Credit and (ii) eliminating the Contract Line of Credit.

     NOW THEREFORE, in consideration of the foregoing and mutual promises of the parties contained herein, the parties hereto agree as follows:

     1)   DEFINED TERMS
          -------------
          (a) Except as otherwise provided herein, all terms used herein and defined in the Agreement shall have the meanings ascribed to such terms in the Agreement.

          (b) The Agreement shall be amended by deleting Section 1.1 in its entirety and substituting the following Section 1.1 in lieu thereof:

               1.1 The term "Accounts/Inventory Line of Credit" shall mean the revolving line of credit in the amount of $21,000,000 established pursuant to Section 3 of this Agreement.

          (c) The Agreement shall be amended by deleting Sections 1.13 and 1.14 in their entirety.

     2)   AMENDMENTS. The Agreement shall be amended as follows:
          -----------
          (a) by deleting Section 2 in its entirety and substituting the following Section 2 in lieu thereof:

               The Company agrees that it may borrow and the Bank agrees to lend to the Company, after the Effective Date, in the aggregate, up to Thirty-three Million Dollars ($33,000,000) in two separate credit facilities, upon the terms and conditions set forth in the Agreement, as admended.

          (b) by deleting Sections 3.1, 3.2(a) and (b), and 3.7(a) and (b) in their entirety, and substituting the following Sections 3.1, 3.2(a) and (b) and 3.7(a) and (b)in lieu thereof:

                3.1 On Effective Date of this Amendment, the Bank will establish, and hereby does establish, for the Company, a line of credit(inclusive of the amount of the Accounts/Inventory Line of Credit provided for in the Agreement as orginally executed) in the maximim principal amount of TWENTY-ONE MILLION DOLLARS ($21,000,000) (the "Accounts/Inventory Line of Credit)

               3.2 (a) Upon execution and deliver of the Amendment to the Agreement, the Company will deliver to the Bank an Accounts/Inventory Promissory Note in the form annexed hereto, and made a part of this Amendment as Exhibit A-3, in the full amount of $21,000,000.

                    (b) Thereafter, as the Company desires to draw down advances on the Accounts/Inventory Line of Credit, the Company shall deliver to the bank, pursuant to procedures to be established between the Bank and the Company, a Borrowing Base Certificate completed by the Company in the form annexed to the Amendment, and made a part of the Amendment as Exhibit "B-3," and the Bank shall promptly advance the requested funds to the Company's account (up to $21,000,000 Accounts/Inventory Line of Credit limit); provided however, the Bank shall not be obligated to lend to the Company if immediately after giving effect to such loan the aggregate principal balance of all loans then outstanding under the Accounts/Inventory Line of Credit would exceed the Borrowing Base. The Company shall be required to repay as principal only the aggregate amount of all such advances, and shall be responsible for interest only on the unpaid balance of all advances, as outstanding from time to time.

               3.7 (a) The Accounts/Inventory Line of Credit may be utilized by the Company in amounts as it requires from time to time provided that the principal amount of all advances at any one time shall not exceed the lesser of $21,000,000 (minus the aggregate undrawn face amount of any unexpired Standby Letters of Credit then issued and outstanding), or the amount of the Borrowing Base.

                    (b)  Once paid off, in whole or in part, the
          Accounts/Inventory Line of Credit may be reutilized by the Company to the full amount of $21,000,000, or the amount of the Borrowing Base, whichever is less, at any time prior to April 1, 1998.

          (c)  by deleting Section 5 of the Agreement in its entirety.

     3).  Representations and Warranties
          ------------------------------
          (a) The Company represents and warrants to the Bank (which representations and warranties shall survive the execution and delivery of this Amendment) that each of the Representations and Warranties of the Company contained in Section 7 of the Agreement is true and correct on the date hereof and will be true and correct on the Effective Date of the Amendment as hereinafter defined. For Purposes of this Section 8, where a Representation and Warranty contained in the Agreement makes reference to the Agreement, the term "Agreement" shall be deemed to mean the Agreement as Amended by this Amendment and where appropriate shall be deemed to be made so as to include the execution, delivery and performance of this Amendment.

          (b) The Company represents and warrants to the Bank that all necessary action has been taken to perfect the security interests in and charges upon the Collateral described in the Security Agreements for the benefit of the Bank, and no filing (including without limitation, any financing statements pursant to the Uniform Commerial Code), recording, registration, giving of notice to other action is required in connection with this Amendment (other than provided for herein) in order to continue in effect the security interests described in the Security Agreements.

     4.   Conditions Precedent to Effectiveness Hereof. When this Amendment has
           --------------------------------------------
been executed by the Bank and the Company and lodged with the Bank, this Amendment shall be deemed to be effective(the "Effective Date"); provided that each of the following conditions shall have been satisfied in a manner satisfactory to the Bank:

          (a) All representations and warranties contained herein or otherwise made in writing in connection herewith shall be true and correct with the same force and effect as though the representations and warranties had been made on the Effective Date.

          (b) No material adverse change shall have occurred in the financial condition of the Company since June 30, 1997.

          (c) There shall not exist on the Effective Date any Event of Default as defined in Section 12 of the Agreement, or any event which with notice or laspe of time, or both, would constitute such an Event of Default.

     5.   Survival of Covenants.   All covenants, agreements, representations
          ---------------------
and warranties made herein or concurrently with the execution and delivery hereof, and in certificates given pursant hereto, shall survive the excution and delivery of this Amendment and the Subsidiary Documents, and shall continue in full force and effect with respect to the date as of which they were made as long as any indebtedness remains unpaid hereunder or under the Agreement.

     6.   Amendment.     This Amendment may not be amended or modified except
         ----------
in writing signed by the Company and the Bank.

     7.   Successor and Assigns.   This Amendment shall be binding upon and
          ----------------------
shall inure to the benefit of the Company, the Bank and their respective sucessors and assigns, including each successive holder or holders of any Promissory Note (or any interest therein).

     8.   Limitation of Amendments.    The amendents set forth herein are
limited precisely as written and shall not be deemed to be a consent or any waiver of or modification of any other term or condition of the Agreement, or any of the instruments or agreements referred to therein, or prejudice any right or rights which the Bank may now have or may have in the future under or in connection with the Agreement, or any of the instruments or agreements referred to therein. Except as expressly modified hereby, the terms and provisions of this Agreement shall continue in full force and effect. Whenever the Agreement is referred to in the Agreement, it shall be deemed to mean the Agreement as amended and modified hereby.

     IN WITNESS WHEREOF, the parties hereto have caused this amendment to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

                                                        IEC ELECTRONICS CORP.
                                                        /S/Timothy J Kennedy
                                                        --------------------
                                                         Vice President

                                                        Marine Midland Bank
                                                        /s/Rick Ford
                                                        --------------------
                                                          Vice President

                                 EXHIBIT 10.17

                  CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                            DEFINED CONTRIBUTION PLAN
                          BASIC PLAN DOCUMENT NUMBER 03

                                TABLE OF CONTENTS

SECTION                            CONTENTS                               PAGE

                             ARTICLE I - DEFINITIONS

1.1   Accrued Benefit........................................................1

1.2   Additional Matching Contributions......................................1

1.3   Adoption Agreement.....................................................1

1.4   Alternate Payee........................................................1

1.5   Annuity................................................................1

1.6   Annuity Contract.......................................................1

1.7   Annuity Starting Date..................................................1

1.8   Beneficiary............................................................1

1.9   Board of Directors.....................................................2

1.10  CODA...................................................................2

1.11  Code...................................................................2

1.12  Compensation...........................................................2

1.13  Considered Net Profits.................................................5

1.14  Contribution Period....................................................5

1.15  Davis-Bacon Act........................................................5

1.16  Disability.............................................................5

1.17  Disability Retirement Date.............................................6

1.18  Early Retirement Date..................................................6

1.19  Earned Income..........................................................6

1.20  Effective Date.........................................................6

1.21  Elective Deferral Contributions........................................6

1.22  Employee...............................................................7

1.23  Employee Contributions.................................................7

1.24  Employer...............................................................7

1.25  Entry Date.............................................................8

1.26  ERISA..................................................................8

1.27  Fiduciary..............................................................8

1.28  Forfeiture.............................................................8

1.29  Highly Compensated Employee............................................8

1.30  Insurance Company.....................................................11

1.31  Late Retirement Date..................................................11

1.32  Leased Employee.......................................................11

1.33  Life Annuity..........................................................12

1.34  Life Insurance Policy.................................................12

1.35  Matching Contributions................................................12

1.36  Money Purchase Pension Contributions..................................12

1.37  Named Fiduciary.......................................................12

1.38  Nonelective Contributions.............................................12

1.39  Non-Trusteed..........................................................12

1.40  Normal Retirement Age.................................................12

1.41  Normal Retirement Date................................................13

1.42  Owner-Employee........................................................13

1.43  Participant...........................................................13

1.44  Participant's Account.................................................13

1.45  Participant's Employer Stock Account..................................14


                                      - i -

1.46  Partner...............................................................14

1.47  Partnership...........................................................14

1.48  Person................................................................14

1.49  Plan..................................................................14

1.50  Plan Administrator....................................................14

1.51  Plan Year.............................................................14

1.52  Prevailing Wage Law...................................................15

1.53  Prior Employer Contributions..........................................15

1.54  Prior Required Employee Contributions.................................15

1.55  Prior Voluntary Employee Contributions................................15

1.56  QDRO.  ...............................................................15

1.57  Qualified Matching Contributions......................................15

1.58  Qualified Nonelective Contributions...................................15

1.59  QVEC Contributions....................................................15

1.60  Required Employee Contributions.......................................15

1.61  Rollover Contribution.................................................15

1.62  Salary Deferral Agreement.............................................15

1.63  Self-Employed Individual..............................................16

1.64  Serious Financial Hardship............................................16

1.65  Shareholder-Employee..................................................16

1.66  Social Security Integration Level.....................................16

1.67  Social Security Taxable Wage Base.....................................16

1.68  Sponsoring Organization...............................................16

1.69  Spouse................................................................16

1.70  Straight Life Annuity.................................................16

1.71  Termination of Employment.............................................16

1.72  True-Up Contributions.................................................16

1.73  Trust.................................................................16

1.74  Trustee...............................................................17

1.75  Vested Interest.......................................................17

1.76  Vesting Percentage....................................................17

1.77  Voluntary Employee Contributions......................................18

                         ARTICLE II - GENERAL PROVISIONS



2A.  SERVICE



2A.1  Service...............................................................19

2A.2  Absence from Employment...............................................19

2A.3  Hour of Service.......................................................19

2A.4  1-Year Break-in-Service...............................................20

2A.5  Year(s) of Service....................................................20

2A.6  Determining Vesting Percentage........................................21

2A.7  Excluded Years of Service for Vesting.................................21

2A.8  Change in Plan Years..................................................22

2A.9  Elapsed Time..........................................................23

2A.10 Excluded Periods of Service for Vesting...............................23



2B.  ELIGIBILITY, ENROLLMENT AND PARTICIPATION



2B.1  Eligibility...........................................................24

                                     - ii -


2B.2  Enrollment............................................................24

2B.3  Reemployed Participant................................................24

2B.4  Eligible Class........................................................24

2B.5  Waiver of Participation...............................................24

2B.6  Trades or Businesses Controlled by Owner-Employees....................25



2C.  CONTRIBUTIONS AND ALLOCATIONS



2C.1  Profit Sharing/Thrift Plan with 401(k) Feature........................25

2C.2  Money Purchase Pension Plan...........................................33

2C.3  Rollover Contributions................................................36

2C.4  Contributions Subject to Davis-Bacon Act..............................36

2C.5  QVEC Contributions....................................................36

                           ARTICLE III - DISTRIBUTIONS



3A.  TIMING AND FORM OF BENEFITS



3A.1  Payment of Benefits...................................................37

3A.2  Commencement of Benefits..............................................39

3A.3  From Life Insurance Policies..........................................40

3A.4  Nontransferable.......................................................40

3A.5  Alternate Payee Special Distribution..................................40



3B.  MINIMUM DISTRIBUTION REQUIREMENTS



3B.1  Definitions...........................................................40

3B.2  Distribution Requirements.............................................42

3B.3  Death Distribution Provisions.........................................43

3B.4  Transitional Rule.....................................................44



3C.  JOINT AND SURVIVOR ANNUITY REQUIREMENTS



3C.1  Applicability.  ......................................................45

3C.2  Definitions...........................................................45

3C.3  Qualified Joint and Survivor Annuity..................................46

3C.4  Qualified Preretirement Survivor Annuity..............................46

3C.5  Notice Requirements...................................................47

3C.6  Safe Harbor Rules.....................................................48

3C.7  Transitional Rules....................................................48



3D.  TERMINATION OF EMPLOYMENT



3D.1  Distribution..........................................................50

3D.2  Repayment of Prior Distribution.......................................51

3D.3  Life Insurance Policy.................................................52

3D.4  No Further Rights or Interest.........................................52

3D.5  Forfeiture............................................................52

3D.6  Lost Participant......................................................52

3D.7  Deferral of Distribution..............................................53


                                     - iii -

3E.  WITHDRAWALS



3E.1  Withdrawal - Employee Contributions...................................53

3E.2  Withdrawal - Elective Deferral Contributions..........................54

3E.3  Withdrawal - Employer Contributions...................................54

3E.4  Withdrawal for Serious Financial Hardship of Contributions Other than

      Elective Deferral Contributions.......................................54

3E.5  Withdrawal for Serious Financial Hardship of Elective Deferral

      Contributions.........................................................54

3E.6  Withdrawal - QVEC Contributions and Rollover Contributions............56

3E.7  Notification..........................................................56

3E.8  Vesting Continuation..................................................57

3E.9  Withdrawal - Participant's Employer Stock Account.....................57

3E.10 Withdrawal by Terminated Participants.................................57



3F.  DIRECT ROLLOVERS



3F.1  Definitions...........................................................57

3F.2  Direct Rollovers......................................................57





                ARTICLE IV - LEGAL LIMITATIONS ON CONTRIBUTIONS



4A.  NONDISCRIMINATION TESTS



4A.1  Definitions...........................................................58

4A.2  Actual Deferral Percentage Test.......................................59

4A.3  Special Rules - ADP Test..............................................59

4A.4  Actual Contribution Percentage Test...................................60

4A.5  Special Rules - ADP/ACP Tests.........................................61

4B.  LIMITATIONS ON ALLOCATIONS


4B.1  Definitions...........................................................62

4B.2  Basic Limitation......................................................66

4B.3  Estimated Maximum Permissible Amount..................................66

4B.4  Actual Maximum Permissible Amount.....................................66

4B.5  Participants Covered by Another Prototype Defined

      Contribution Plan.....................................................67

4B.6  Participants Covered by Non-Prototype Defined Contribution Plan.......68

4B.7  Participants Covered by Defined Benefit Plan..........................68



4C.  TREATMENT OF EXCESSES



4C.1  Definitions...........................................................68

4C.2  Excess Elective Deferral Contributions................................68

4C.3  Excess Annual Additions...............................................69

4C.4  Excess Contributions..................................................70

4C.5  Excess Aggregate Contributions........................................71



                                     - iv -


                       ARTICLE V - PARTICIPANT PROVISIONS



5A.  ANNUITY CONTRACT AND PARTICIPANT'S ACCOUNT



5A.1  Participant's Account.................................................72

5A.2  Investment Transfers..................................................72

5A.3  Participant's Account Valuation.......................................72



5B.  LIFE INSURANCE POLICIES



5B.1  Optional Purchase of Life Insurance...................................73

5B.2  Premiums on Life Insurance Policies...................................73

5B.3  Limitations on Premiums...............................................73

5B.4  Disposal..............................................................73

5B.5  Rights under Policies.................................................74

5B.6  Loans.................................................................74

5B.7  Conditions of Coverage................................................74

5B.8  Policy Not Yet in Force...............................................74

5B.9  Value of Policy.......................................................74

5B.10 Dividends.............................................................74

5B.11 Distribution..........................................................74

5B.12 Application...........................................................74

5C.  LOANS



5C.1  Loans to Participants.................................................75

5C.2  Loan Procedures.......................................................76




5D.  PARTICIPANTS' RIGHTS



5D.1  General Rights of Participants and Beneficiaries......................76

5D.2  Filing a Claim for Benefits...........................................76

5D.3  Denial of Claim.......................................................76

5D.4  Remedies Available to Participants....................................76

5D.5  Limitation of Rights..................................................77

5D.6  100% Vested Contributions.............................................77

5D.7  Reinstatement of Benefit..............................................77

5D.8  Non-Alienation........................................................77





                        ARTICLE VI - OVERSEER PROVISIONS



6A.  FIDUCIARY DUTIES AND RESPONSIBILITIES



6A.1  General Fiduciary Standard of Conduct.................................78

6A.2  Service in Multiple Capacities........................................78

6A.3  Limitations on Fiduciary Liability....................................78

6A.4  Investment Manager....................................................78




                                      - v -

6B.  THE PLAN ADMINISTRATOR



6B.1  Designation and Acceptance............................................78

6B.2  Duties and Responsibility.............................................78

6B.3  Special Duties........................................................79

6B.4  Expenses and Compensation.............................................79

6B.5  Information from Employer.............................................79

6B.6  Administrative Committee; Multiple Signatures.........................79

6B.7  Resignation and Removal; Appointment of Successor.....................79

6B.8  Investment Manager....................................................80

6B.9  Delegation of Duties..................................................80



6C.  TRUST AGREEMENT



6C.1  Creation and Acceptance of Trust......................................80

6C.2  Trustee Capacity; Co-Trustees.........................................80

6C.3  Resignation and Removal; Appointment of Successor Trustee.............80

6C.4  Taxes, Expenses and Compensation of Trustee...........................81

6C.5  Trustee Entitled to Consultation......................................81

6C.6  Rights, Powers and Duties of Trustee..................................81

6C.7  Evidence of Trustee Action............................................83

6C.8  Investment Policy.....................................................83

6C.9  Period of the Trust...................................................83



6D.  THE INSURANCE COMPANY



6D.1  Duties and Responsibilities...........................................83

6D.2  Relation to Employer, Plan Administrator and Participants.............83

6D.3  Relation to Trustee...................................................84



6E.  ADOPTING EMPLOYER



6E.1  Election to Become Adopting Employer..................................84

6E.2  Definition............................................................84

6E.3  Effective Date of Plan................................................84

6E.4  Forfeitures...........................................................84

6E.5  Contributions.........................................................84

6E.6  Expenses..............................................................84

6E.7  Substitution of Plans.................................................84

6E.8  Termination of Plans..................................................85

6E.9  Amendment.............................................................85

6E.10 Plan Administrator's Authority........................................85

         ARTICLE VII - SPECIAL CIRCUMSTANCES WHICH MAY AFFECT THE PLAN



7A.  TOP-HEAVY PROVISIONS



7A.1  Definitions...........................................................86

7A.2  Minimum Allocation....................................................88

7A.3  Minimum Vesting Schedule..............................................89



                                     - vi -


7B.  AMENDMENT, TERMINATION OR MERGER OF THE PLAN



7B.1  Amendment of Elections under Adoption Agreement by Employer...........89

7B.2  Amendment of Plan, Trust, and Form of Adoption Agreement..............90

7B.3  Conditions of Amendment...............................................90

7B.4  Termination of the Plan...............................................90

7B.5  Full Vesting..........................................................91

7B.6  Application of Forfeitures............................................91

7B.7  Merger with Other Plan................................................91

7B.8  Transfer from Other Plans.............................................91

7B.9  Transfer to Other Plans...............................................92

7B.10 Approval by the Internal Revenue Service..............................92

7B.11 Subsequent Unfavorable Determination..................................92




7C.  SUBSTITUTION OF PLANS



7C.1  Substitution of Plans.................................................92

7C.2  Transfer of Assets....................................................92

7C.3  Substitution for Pre-Existing Master or Prototype Plan................93

7C.4  Partial Substitution or Partial Transfer of the Plan or Assets........93






                          ARTICLE VIII - MISCELLANEOUS



8.1   Nonreversion.........................................................94

8.2   Gender and Number....................................................94

8.3   Reference to the Internal Revenue Code and ERISA.....................94

8.4   Governing Law........................................................94

8.5   Compliance with the Internal Revenue Code and ERISA..................94

8.6   Contribution Recapture...............................................94


                                     - vii -

                   CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                            DEFINED CONTRIBUTION PLAN
                          BASIC PLAN DOCUMENT NUMBER 03


The Plan set forth herein may be adopted by an Employer and accepted by the Plan Administrator and, if applicable, the Trustee by executing an Adoption Agreement, which together shall constitute the Employer's Plan, for the exclusive benefit of its eligible Employees and their Beneficiaries, as fully as if set forth in said Adoption Agreement; provided, however, no Employer may adopt this Plan except with the consent of Connecticut General Life Insurance Company.

                             ARTICLE I - DEFINITIONS

1.1 ACCRUED BENEFIT. The term Accrued Benefit means the value of the Participant's Account on any applicable date.

1.2 ADDITIONAL MATCHING CONTRIBUTIONS. The term Additional Matching Contributions means additional discretionary Matching Contributions made to the Plan by the Employer, as authorized by its Board of Directors by resolution. Additional Matching Contributions shall be treated as Matching Contributions for nondiscrimination testing and allocation purposes.

1.3 ADOPTION AGREEMENT. The term Adoption Agreement means the prescribed agreement by which the Employer adopts this Plan, and which sets forth the elective provisions of this Plan as specified by the Employer.

1.4 ALTERNATE PAYEE. The term Alternate Payee means a person, other than the Participant, identified under a QDRO to be a recipient of part or all of the Participant's benefit under the Plan.

1.5 ANNUITY. The term Annuity means a series of payments made over a specified period of time.

1.6 ANNUITY CONTRACT. The term Annuity Contract means the group annuity contract form issued by the Insurance Company to fund the benefits provided under this Plan, as such contract may be amended from time to time in accordance with the terms thereof. The Employer will specify and communicate to its Employees the types of investments available under this Plan and Annuity Contract.

1.7 ANNUITY STARTING DATE. The term Annuity Starting Date means the first day of the first period for which an amount is paid as an Annuity or any other form.

1.8 BENEFICIARY. The term Beneficiary means the beneficiary or beneficiaries entitled to any benefits under a Participant's Account hereunder upon the death of a Participant, Beneficiary or Alternate Payee pursuant to a QDRO. If any Life Insurance Policy is purchased on the life of a Participant hereunder, the Beneficiary under such Policy shall be designated separately therein. However, any such Beneficiary designation shall be subject to the terms of Section 3C.

      A Participant's Beneficiary shall be his Spouse, if any, unless the Participant designates a person or persons other than his Spouse as Beneficiary with his Spouse's written consent. A Participant may designate a Beneficiary on the form approved by the Plan Administrator.

      If any distribution is made to a Beneficiary in the form of an Annuity, and if such Annuity provides for a death benefit, then such Beneficiary shall also have a right to designate a beneficiary and to change that beneficiary from time to time. As an alternative to receiving the benefit in the form of an Annuity, the Beneficiary may elect to receive a single cash payment or any other form of payment provided by the Employer's election in the Adoption Agreement.

Article I - Definitions              -1-                       August 29, 1997

      If no Beneficiary has been designated pursuant to the provisions of this Section, or if no Beneficiary survives the Participant and he has no surviving Spouse, then the Beneficiary under the Plan shall be the deceased Participant's surviving children in equal shares or, if there are no surviving children, the Participant's estate. If a Beneficiary dies after becoming entitled to receive a distribution under the Plan but before distribution is made to him in full, and if no other Beneficiary has been designated to receive the balance of the distribution in that event, the estate of the deceased Beneficiary shall be the Beneficiary for the balance of the distribution.

      If the Employer so elects in the Adoption Agreement, an Alternate Payee and/or Beneficiary shall be allowed to direct the investment of his segregated portion of the Participant's Account, pursuant to Section 5A. An individual who is designated as an Alternate Payee in a QDRO relating to a Participant's benefits under this Plan shall be treated as a Beneficiary hereunder, to the extent provided by such order.

1.9 BOARD OF DIRECTORS. The term Board of Directors means the Employer's board of directors or other comparable governing body.

1.10 CODA. The term CODA means cash or deferred arrangement as described in Code section 401(k) and the regulations thereunder.

1.11 CODE. The term Code means the Internal Revenue Code of 1986, as amended from time to time.

1.12 COMPENSATION. The term Compensation means Compensation as defined below. For any Self-Employed Individual covered under the Plan, Compensation shall mean Earned Income. Compensation shall include only that Compensation which is actually paid to the Participant during the applicable Determination Period. Except as provided elsewhere in this Plan, the Determination Period shall be the period elected by the Employer in the Adoption Agreement. If the Employer makes no election, the Determination Period shall be the Plan Year.

      An Employer may elect in the Adoption Agreement to use one of the following definitions of Compensation for purposes of allocating all contributions:

      (a)   Wages, Tips, and Other Compensation Box on Form W-2.
            (Information required to be reported under Code sections 6041, 6051 and 6052). Wages within the meaning of Code section 3401(a) and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Code sections 6041(d), 6051(a)(3), and 6052. Compensation must be determined without regard to any rules under Code section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code section 3401(a)(2)).

      (b)   Section 3401(a) wages.  Wages as defined in Code section
            3401(a) for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code section 3401(a)(2)).

Article I - Definitions              -2-                       August 29, 1997

      (c) 415 safe-harbor compensation. Wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan as described in Code section 1.62-2(c)), and excluding the following:

           (1) Employer contributions to a plan of deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

           (2)    Amounts realized from the exercise of a
                  non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

           (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

           (4) Other amounts which received special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in Code section 403(b) (whether or not the contributions are actually excludable from the gross income of the Employee).

      (d)   Modified Wages, Tips, and Other Compensation Box on Form
            W-2. Compensation as defined in subsection (a) above, but reduced by all of the following items (even if includable in gross income): reimbursements or other expense allowances, fringe benefits (cash or noncash), moving expenses, deferred compensation, and welfare benefits. This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

      (e) Modified Section 3401(a) wages. Compensation as defined in subsection (b) above, but reduced by all of the following items (even if includable in gross income): reimbursements or other expense allowances, fringe benefits (cash or noncash), moving expenses, deferred compensation, and welfare benefits. This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

      (f) Modified 415 safe-harbor compensation. Compensation as defined in subsection (c) above, but reduced by all of the following items (even if includable in gross income): reimbursements or other expense allowances, fringe benefits (cash or noncash), moving expenses, deferred compensation, and welfare benefits. This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

      (g) Regular or base salary or wages. Regular or base salary or wages (excluding overtime and bonuses) received during the applicable period by the Employee from the Employer. This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

Article I - Definitions              -3-                       August 29, 1997

      (h) Regular or base salary wages plus overtime and/or bonuses. Regular or base salary or wages, plus either or both overtime and/or bonuses, as elected by the Employer in the Adoption Agreement, received during the applicable period by the Employee from the Employer. This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

      (i) A reasonable alternative definition of Compensation, as that term is used in Code section 414(s)(3) and the regulations thereunder, provided that the definition does not favor Highly Compensated Employees and satisfies the nondiscrimination requirements under Code section 414(s). This definition may not be used by standardized plans or plans using a contribution or allocation formula that is integrated with Social Security.

      Notwithstanding the above, if elected by the Employer in the Adoption Agreement, Compensation shall include any amount which is contributed by the Employer pursuant to a salary reduction agreement and which is not includable in the gross income of the Employee under Code sections 125, 402(e)(3), 402(h)(1)(B) or 403(b).

      For years beginning on or after January 1, 1989, and before January 1, 1994, the annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any Plan Year shall not exceed $200,000. This limitation shall be adjusted by the Secretary at the same time and in the same manner as under Code section 415(d) (unless a lesser amount is elected by the Employer in the Adoption Agreement), except that the dollar increase in effect on January 1 of any calendar year is effective for Plan Years beginning in such calendar year and the first adjustment to the $200,000 limitation is effective on January 1, 1990.

      For Plan Years beginning on or after January 1, 1994, the annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any Plan Year shall not exceed $150,000, as adjusted for increases in the cost-of-living in accordance with Code section 401(a)(17)(B). The cost-of-living adjustment in effect for a calendar year applies to any Determination Period beginning in such calendar year.

      If a Determination Period consists of fewer than 12 calendar months, then the annual compensation limit is an amount equal to the annual compensation limit for the calendar year in which the compensation period begins, multiplied by the ratio obtained by dividing the number of full months in the period by 12.

      In determining the Compensation of a Participant for purposes of this limit, the rules of Code section 414(q)(6) shall apply, except in applying such rules, the term "family" shall include only the spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of the year. If, as a result of the application of such rules, the adjusted annual Compensation limit is exceeded, then (except for purposes of determining the portion of Compensation up to the integration level if this Plan uses a contribution or allocation formula that is integrated with Social Security), the limit shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this Section prior to the application of this limit.

      If Compensation for any prior Determination Period is taken into account in determining an Employee's contributions or benefits for the current year, the Compensation for such prior Determination Period is subject to the applicable annual compensation limit in effect for that prior period. For this purpose, in determining allocations in Plan Years beginning on or before January 1, 1989, the annual compensation limit in effect for Determination Periods before that date is $200,000. In addition, in determining allocations in Plan Years beginning on or after January 1, 1994, the annual compensation limit in effect for Determination Periods beginning before that date is $150,000.

Article I - Definitions              -4-                       August 29, 1997

1.13 CONSIDERED NET PROFITS. The term Considered Net Profits means the entire amount of the accumulated or current operating profits (excluding capital gains from the sale or involuntary conversion of capital or business assets) of the Employer after all expenses and charges other than (1) the Employer contribution to this and any other qualified plan, and (2) federal, state or local taxes based upon or measured by income, as determined by the Employer, either on an estimated basis or a final basis, in accordance with the generally accepted accounting principles used by the Employer. When, for any Plan Year, the amount of Considered Net Profits has been determined by the Employer, and the Employer contribution made on the basis of such determination, such determination and contribution shall be final and conclusive and shall not be subject to change because of any adjustments in income or expense which may be required by the Internal Revenue Service or otherwise. Such determination and contribution shall not be open to question by any Participant either before or after the Employer contribution has been made.

      In the case of an Employer that is a non-profit entity, the term Considered Net Profits means the entire amount of the accumulated or current operating surplus (excluding capital gains from the sale or involuntary conversion of capital or business assets) of the Employer after all expenses and charges other than (1) the contribution made by the Employer to the Plan, and (2) federal, state or local taxes based upon or measured by income, in accordance with the generally accepted accounting principles used by the Employer.

1.14 CONTRIBUTION PERIOD. The term Contribution Period means that regular period, specified by the Employer in its Adoption Agreement, for which the Employer shall make Employer contributions, if any, and that regular period specified by the Employer in its Adoption Agreement, for which Participants may make Employee Contributions, if any, and Elective Deferral Contributions, if any. The first Contribution Period may be an irregular period, not longer than one month, commencing not prior to the Effective Date. However, the first Contribution Period for Elective Deferral Contributions may not commence before the later of the Plan's Effective Date or adoption date.

1.15 DAVIS-BACON ACT. The term Davis-Bacon Act means the Davis-Bacon Act (40 U.S.C. section 276(a) et seq., as amended from time to time), which guarantees minimum wages to laborers and mechanics employed on Federal government contracts for the construction, alteration, or repair of public buildings or works. The minimums are the amounts found by the Secretary of Labor to be prevailing for similar workers in the area in which the work is to be done.

      The term wages as used in the Davis-Bacon Act includes, in addition to the basic hourly rate of pay, contributions irrevocably made to trustees for pension benefits for laborers and mechanics employed on Federal government contracts and the cost of other fringe benefits. However, overtime pay is to be computed only on the basis of the basic hourly rate of pay.

1.16 DISABILITY. The term Disability means a Participant's incapacity to engage in any substantial gainful activity because of a medically determinable physical or mental impairment which can be expected to result in death, or which has lasted or can be expected to last for a continuous period of not less than 12 months. The performance and degree of such impairment shall be supported by medical evidence. All Participants in similar circumstances shall be treated alike.

Article I - Definitions              -5-                       August 29, 1997

      If elected by the Employer in the Adoption Agreement, nonforfeitable contributions will be made to the Plan on behalf of each disabled Participant who is not a Highly Compensated Employee (within the meaning of Section 1.29 of the Plan).

1.17 DISABILITY RETIREMENT DATE. The term Disability Retirement Date means the first day of the month after the Plan Administrator has determined that a Participant's incapacity is a Disability. A Participant who retires from the Service of the Employer as of his Disability Retirement Date shall have a Vesting Percentage of 100% and shall be entitled to receive a distribution of the entire value of his Participant's Account and any Life Insurance Policies, or the values thereof, as of his Disability Retirement Date, subject to the provisions of Section 3A and Section 3C.

1.18 EARLY RETIREMENT DATE. If the Employer has specified in its Adoption Agreement that Early Retirement is permitted, then the term Early Retirement Date means the first day of the month coinciding with or next following the date a Participant is separated from Service with the Employer for any reason other than death or Disability, provided that on such date the Participant has attained the conditions specified by the Employer in its Adoption Agreement and has not attained his Normal Retirement Age. A Participant who retires from the Service of the Employer on his Early Retirement Date shall have a Vesting Percentage of 100% and shall be entitled to receive a distribution of the entire value of his Participant's Account and any Life Insurance Policies, or the values thereof, as of his Early Retirement Date, subject to the provisions of Section 3A and Section 3C.

      If a Participant separates from Service before satisfying the age requirement for Early Retirement, but has satisfied the Service requirement, the Participant shall be 100% vested as of his Termination of Employment date, but he will not be eligible for a distribution of the entire value of his Participant's Account until satisfying such age requirement.

1.19 EARNED INCOME. The term Earned Income means the net earnings from self-employment in the trade or business with respect to which the Plan is established, and for which the personal services of the individual are a material income-producing factor. Net earnings will be determined without regard to items not included in gross income and the deductions allocable to such items. Net earnings are reduced by contributions made by the Employer to a qualified plan to the extent deductible under Code section 404.

      Net earnings shall be determined with regard to the deductions allowed to the taxpayer by Code section 164(f) for taxable years beginning after December 31, 1989.

1.20 EFFECTIVE DATE. The term Effective Date means the date specified by the Employer in its Adoption Agreement as the Effective Date of the Plan.

1.21 ELECTIVE DEFERRAL CONTRIBUTIONS. The term Elective Deferral Contributions means contributions made by the Employer to the Plan at the election of the Participant, in lieu of cash compensation, and shall include contributions made pursuant to a Salary Deferral Agreement or other deferral mechanism.

      With respect to any taxable year, a Participant's elective deferral is the sum of all Employer contributions made on behalf of such Participant pursuant to an election to defer under any CODA, any simplified employee pension cash or deferred arrangement as described in section 402(h)(1)(B), any eligible deferred compensation plan as described in section 457, any plan described in section 501(c)(18), and any Employer contributions made on the behalf of a Participant for the purchase of an annuity contract under section 403(b) pursuant to a salary reduction agreement.
      Elective Deferral Contributions shall not include those contributions properly distributed as Excess Annual Additions, as defined in Section 4C.1(b).

Article I - Definitions              -6-                       August 29, 1997

1.22 EMPLOYEE. The term Employee means any employee of the Employer maintaining the Plan or any other employer required to be aggregated with such Employer under Code sections 414(b), (c), (m), or (o).

      The term Employee also includes any Leased Employee deemed to be an Employee of the Employer in accordance with Code sections 414(n) or (o).

1.23 EMPLOYEE CONTRIBUTIONS. The term Employee Contributions means contributions to this Plan or any other plan, that are designated or treated at the time of contribution as after-tax contributions made by the Employee and are allocated to a separate account to which attributable earnings and losses are allocated. Such term includes Required Employee Contributions, Voluntary Employee Contributions, Prior Required Employee Contributions, and Prior Voluntary Employee Contributions.

1.24 EMPLOYER. The term Employer means the employer that adopts this Plan. In the case of a group of Employers that constitutes a controlled group of corporations (as defined in Code section 414(b)) or that constitutes trades or businesses (whether or not incorporated) that are under common control (as defined in section 414(c)) or that constitutes an affiliated service group (as defined in section 414(m)), Service with all such employers shall be considered Service with the Employer for purposes of eligibility and vesting. The term Employer shall also mean any Adopting Employer as defined in Section 6E.2.


Article I - Definitions              -7-                       August 29, 1997

      A state or local government or political subdivision thereof, or any agency or instrumentality thereof, or any organization exempt from tax under Subtitle A of the code, may not elect a 401(k) option (CODA) in the Adoption Agreement.

1.25 ENTRY DATE. The term Entry Date means either the Effective Date or each applicable date thereafter as specified by the Employer in its Adoption Agreement, when an Employee who has fulfilled the eligibility requirements commences participation in the Plan.

      If an Employee is not in the active Service of the Employer as of his initial Entry Date, his subsequent Entry Date shall be the date he returns to the active Service of the Employer, provided he still meets the eligibility requirements. If an Employee does not enroll as a Participant as of his initial Entry Date, his subsequent Entry Date shall be the applicable Entry Date as specified by the Employer in the Adoption Agreement when the Employee actually enrolls as a Participant.

1.26 ERISA. The term ERISA means the Employee Retirement Income Security Act of 1974 (PL93-406) as it may be amended from time to time, and any regulations issued pursuant thereto as such Act and such regulations affect this Plan and Trust.

1.27 FIDUCIARY. The term Fiduciary means any or all of the following, as applicable:

      (a) Any Person who exercises any discretionary authority or control respecting the management of the Plan or its assets;

      (b) Any Person who renders investment advice for a fee or other compensation, direct or indirect, respecting any monies or other property of the Plan or has authority or responsibility to do so;

      (c) Any Person who has discretionary authority or responsibility in the administration of the Plan;

      (d) Any Person who has been designated by a Named Fiduciary pursuant to authority granted by the Plan, who acts to carry out a fiduciary responsibility, subject to any exceptions granted directly or indirectly by ERISA.

1.28 FORFEITURE. The term Forfeiture means the amount, if any, by which the value of a Participant's Account exceeds his Vested Interest upon the occurrence of an immediate Break-in-Service, a 1-Year Break-in-Service or 5 consecutive 1-Year Breaks-in-Service, as elected by the Employer in its Adoption Agreement pursuant to Section 3D.5, following such Participant's Termination of Employment.

1.29 HIGHLY COMPENSATED EMPLOYEE. The term Highly Compensated Employee includes both Highly Compensated Active Employees and Highly Compensated Former Employees.

      As elected by the Employer in the Adoption Agreement, the method to determine Highly Compensated Employees shall be:

      (a) Traditional Method: A Highly Compensated Active Employee includes any Employee who performs service for the Employer during the Determination Year and who, during the Look-Back Year;

            (1) Received Compensation from the Employer in excess of $75,000 (as adjusted pursuant to Code section 415(d)); or

Article I - Definitions              -8-                       August 29, 1997

            (2) Received Compensation from the Employer in excess of $50,000 (as adjusted pursuant to Code section 415(d)) and was a member of the top-paid group for such year; or

            (3) Was an officer of the Employer and received Compensation during such year that is greater than 50 percent of the dollar limitation in effect under Code section 415(b)(1)(A).

            The term Highly Compensated Employee also includes: (1) Employees who are described in the preceding sentence if the term "Determination Year" is substituted for the term "Look-Back Year" and who are one of the 100 employees who received the most Compensation from the Employer during the Determination Year; and
            (2) Employees who are 5-percent owners at any time during the Look-Back Year or Determination Year.

            If no officer has satisfied the Compensation requirement of (3) above during either a Determination Year or Look-Back Year, the highest paid officer for such year shall be treated as a Highly Compensated Employee.

            For this purpose, the Determination Year shall be the Plan Year. The Look-Back Year shall be the period elected by the Employer in the Adoption Agreement.

            A "Highly Compensated Former Employee" includes any Employee who separated from Service (or was deemed to have separated) prior to the Determination Year, performs no service for the Employer during the Determination Year, and was a highly compensated active employee for either the separation year or any Determination Year ending on or after the Employee's 55th birthday.

            If an Employee is, during a Determination Year or Look-Back Year, a family member of either a 5-percent owner who is an active or former Employee or a Highly Compensated Employee who is one of the 10 most Highly Compensated Employees ranked on the basis of Compensation paid by the Employer during such year (a "Top 10 Highly Compensated Employee"), then the family member and the 5-percent owner or Top 10 Highly Compensated Employee shall be aggregated. In such case, the family member and 5-percent owner or Top 10 Highly Compensated Employee shall be treated as a single Employee receiving Compensation and Plan contributions or benefits equal to the sum of such Compensation and contributions or benefits of the family member and 5-percent owner or Top 10 Highly Compensated Employee. For purposes of this Section, the term family member includes the Spouse, lineal ascendants and descendants of the Employee or former Employee and the spouses of such lineal ascendants and descendants.

            The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of the Employees in the top-paid group, the top 100 Employees, the number of Employees treated as officers and the Compensation that is considered, will be made in accordance with Code section 414(q) and the regulations thereunder.

            For purposes of this definition, Compensation shall mean compensation as defined in Code section 415(c)(3) except that elective or salary reduction contributions to a cafeteria plan, CODA or tax-sheltered annuity shall be included in Compensation.

Article I - Definitions              -9-                       August 29, 1997

     (b) Simplified Method For Employers In More than One Geographic Area: If elected by the Employer in the Adoption Agreement, the Traditional Method above will be modified by substituting $50,000 for $75,000 in
          (1) and by disregarding (2). This simplified definition of Highly Compensated Employee will apply to Employers that maintain significant business activities (and employ Employees) in at least two significant, separate geographic areas.

     (c) Alternative Simplified Method: If elected by the Employer in the Adoption Agreement, Highly Compensated Employees shall be determined as follows: A Highly Compensated Active Employee includes any Employee who performs service for the Employer during the Determination Year and who:

          (1)   Is a 5-percent owner; or

          (2) Received Compensation from the Employer in excess of $75,000 (as adjusted pursuant to Code section 415(d)); or

          (3) Received Compensation from the Employer in excess of $50,000 (as adjusted pursuant to Code section 415(d)) and was a member of the top-paid group for such year; or

          (4) Was an officer of the Employer and received Compensation during such year that is greater than 50 percent of the dollar limitation in effect under Code section 415(b)(1)(A).

               Under this simplified definition, the look-back provisions of Code section 414(q) do not apply.

      (d) Alternative Simplified Method With Snapshot: If the Alternative Simplified Method of determining Highly Compensated Employees is selected by the Employer, the Employer may elect in the Adoption Agreement to substantiate that the Plan complies with the nondiscrimination requirements on the basis of the Employer's work force on a single day during the Plan Year, provided that day is reasonably representative of the Employer's work force and the Plan's coverage throughout the Plan Year. The day elected by the Employer and indicated on the Adoption Agreement shall be the "Snapshot Day."

            To apply the Alternative Simplified Method on a snapshot basis:

            (1) The Employer determines who is a Highly Compensated Employee on the basis of the data as of the Snapshot Day, except as provided in (3) below.

            (2) If the determination of who is a Highly Compensated Employee is made earlier than the last day of the Plan Year, the Employee's Compensation that is used to determine an Employee's status must be projected for the Plan Year under a reasonable method established by the Employer.

            (3) If there are Employees not employed on the Snapshot Day who are taken into account in testing, they must be determined to be either Highly Compensated Employees or non-Highly Compensated Employees. In addition to those Employees who are determined to be Highly Compensated Employees on the Plan's Snapshot Day, the Employer must treat as a Highly Compensated Employee any eligible Employee for the Plan Year who:

Article I - Definitions              -10-                       August 29, 1997

                  (a) Terminated employment prior to the Snapshot Day and was a Highly Compensated Employee in the prior Plan Year;

                  (b)   Terminated employment prior to the Snapshot Day and
                        (i) was a 5-percent owner, or (ii) has Compensation for the Plan Year greater than or equal to the projected Compensation of any Employee who is treated as a Highly Compensated Employee on the Snapshot Day (except for Employees who are Highly Compensated Employees solely because they are 5-percent owners or officers), or (iii) was an officer and has Compensation greater than or equal to the projected Compensation of any other officer who is a Highly Compensated Employee on the Snapshot Day solely because that person is an officer; or

                  (c) Becomes employed after the Snapshot Day and (i) is a 5-percent owner, or (ii) has Compensation for the Plan Year greater than or equal to the projected Compensation of any Employee who is treated as a Highly Compensated Employee on the Snapshot Day (except for Employees who are Highly Compensated Employees solely because they are 5-percent owners or officers), or (iii) is an officer and has Compensation greater than or equal to the projected Compensation of any officer who is a Highly Compensated Employee on the Snapshot Day solely because that person is an officer.

1.30 INSURANCE COMPANY. The term Insurance Company means Connecticut General Life Insurance Company, a legal reserve life insurance company of Hartford, Connecticut. If any company other than Connecticut General Life Insurance Company has issued any Life Insurance Policy held by the Trustee under the Plan, then with respect to such Policy only and matters pertaining directly thereto, the term Insurance Company shall be deemed to refer to such other issuing company.

1.31 LATE RETIREMENT DATE. The term Late Retirement Date means the first day of the month coinciding with or next following the date a Participant is separated from Service with the Employer after his Normal Retirement Age, for any reason other than death.

1.32 LEASED EMPLOYEE. The term Leased Employee means any person (other than an Employee of the recipient Employer) who, pursuant to an agreement between the recipient Employer and any other person ("leasing organization"), has performed services for the recipient Employer (or for the recipient Employer and related persons determined in accordance with Code section 414(n)(6)) on a substantially full-time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the recipient Employer. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient Employer shall be treated as provided by the recipient Employer.

      A Leased Employee shall not be considered an Employee of the recipient
      Employer if:       such employee is covered by a money purchase pension
      plan of the leasing organization providing: (a) a nonintegrated employer contribution rate of at least 10 percent of compensation, as defined in Code section 415(c)(3), but including amounts contributed by the employer pursuant to a salary reduction agreement which are excludable from the Leased Employee's gross income under Code section 125, section 402(e)(3), section 402(h)(1)(B) or section 403(b),
      (b) immediate participation, and (c) full and immediate vesting; and Leased Employees do not constitute more than 20 percent of the recipient's non-highly compensated work force.

Article I - Definitions              -11-                       August 29, 1997

1.33 LIFE ANNUITY. The term Life Annuity means an Annuity payable over the life or life expectancy of one or more individuals.

1.34 LIFE INSURANCE POLICY. The term Life Insurance Policy (or Policy) means a policy of individual life insurance purchased from the Insurance Company on the life of any Participant.

1.35 MATCHING CONTRIBUTIONS. The term Matching Contributions means contributions made by the Employer to the Plan for a Participant on account of either Elective Deferral Contributions or Required Employee Contributions. In addition, any Forfeiture reallocated as a Matching Contribution shall be considered a Matching Contribution for purposes of this Plan. If elected by the Employer in the Adoption Agreement, Matching Contributions shall be made out of Considered Net Profits in an amount specified by the Employer in its Adoption Agreement for each $1.00 contributed as either an Elective Deferral Contribution or a Required Employee Contribution, as further specified by the Employer in its Adoption Agreement. The term Matching Contributions shall include Additional Matching Contributions.

      Should there be insufficient Considered Net Profits of the Employer for such Employer contribution, the amount of such Matching Contributions may be diminished to the amount that can be made from the Employer's Considered Net Profits.

      The Employer may designate at the time of contribution that all or a portion of such Matching Contributions be treated as Qualified Matching Contributions.

      If elected by the Employer in the Adoption Agreement, Partners shall not be entitled to receive Matching Contributions. If Partners are entitled to receive Matching Contributions, such Contributions shall be considered Elective Deferral Contributions for all purposes under this Plan.

1.36 MONEY PURCHASE PENSION CONTRIBUTIONS. The term Money Purchase Pension Contributions means contributions made to the Plan by the Employer in accordance with a definite formula as specified in the Adoption Agreement.

1.37 NAMED FIDUCIARY. The term Named Fiduciary means the Administrator and any other Fiduciary designated by the Employer, and any successor thereto.

1.38 NONELECTIVE CONTRIBUTIONS. The term Nonelective Contributions means contributions made to the Plan by the Employer in accordance with a definite formula as specified in the Adoption Agreement. The Employer may designate at the time of contribution that the Nonelective Contribution shall be treated as a Qualified Nonelective Contribution.

1.39 NON-TRUSTEED. The term Non-Trusteed means that the Employer has specified in the Adoption Agreement that there will not be a Trust as a part of the Plan. Contributions under a Non-Trusteed plan will be made directly to the Insurance Company. If the Employer specifies in the Adoption Agreement that the Plan is Non-Trusteed, then the terms and provisions of this Plan relating to the Trust shall be of no force or effect.

1.40 NORMAL RETIREMENT AGE. The term Normal Retirement Age means the age selected in the Adoption Agreement. If the Employer enforces a mandatory retirement age, the Normal Retirement Age is the lesser of that mandatory age or the age specified in the Adoption Agreement.

      Notwithstanding the vesting schedule elected by the Employer in the Adoption Agreement, an Employee's right to his or her account balance shall be nonforfeitable upon the attainment of Normal Retirement Age.

Article I - Definitions              -12-                       August 29, 1997

1.41 NORMAL RETIREMENT DATE. The term Normal Retirement Date means the first day of the month coinciding with or next following the date a Participant attains his Normal Retirement Age. If a Participant retires from the Service of the Employer on his Normal Retirement Date, he shall receive a distribution of the entire value of his Participant's Account, as of his Normal Retirement Date, subject to the provisions of Section 3A and Section 3C.

1.42 OWNER-EMPLOYEE. The term Owner-Employee means an individual who is a sole proprietor, or who is a Partner owning more than 10 percent of either the capital or profits interest of the Partnership.

1.43 PARTICIPANT. The term Participant means any person who has a Participant's Account in the Plan and/or Trust.

      If elected by the Employer in the Adoption Agreement, for purposes of the investment of contributions as described in Section 5A, the term Participant shall include former Participants, Beneficiaries, and Alternate Payees. Former Participants shall include those Participants who upon Termination of Employment elected to defer distribution in accordance with Section 3A of the Plan.

1.44 PARTICIPANT'S ACCOUNT. The term Participant's Account means the sum of the following sub-accounts maintained on behalf of each Participant.

      (a) Money Purchase Pension Contributions, if any, plus any income and minus any loss thereon;

      (b) Nonelective Contributions, if any, plus any income and minus any loss thereon;

      (c) Matching Contributions, if any, plus any income and minus any loss thereon;

      (d) Qualified Nonelective Contributions, if any, plus any income and minus any loss thereon;

      (e) Qualified Matching Contributions, if any, plus any income and minus any loss thereon;

      (f) Prior Employer Contributions, if any, plus any income and minus any loss thereon;

      (g) Elective Deferral Contributions, if any, plus any income and minus any loss thereon;

      (h) Employee Contributions, if any, plus any income and minus any loss thereon;

      (i) QVEC Contributions, if any, plus any income and minus any loss thereon.

      (j) Rollover Contributions, if any, plus any income and minus any loss thereon;

            A Participant's Account shall be invested in accordance with rules established by the Plan Administrator that shall be applied in a consistent and nondiscriminatory manner.

1.45 PARTICIPANT'S EMPLOYER STOCK ACCOUNT. The term Participant's Employer Stock Account means that portion, if any, of the Participant's Account which is invested in shares of the Employer's stock. Such Participant's Employer Stock Account shall be credited with dividends paid, if any. Such Participant's Employer Stock Account will be valued on each day that the public exchange, over which the Employer's stock is traded, is open for unrestricted trading.

      Amounts that are invested in the Participant's Employer Stock Account may be invested in any short term account prior to actual investment in the Participant's Employer Stock Account.

Article I - Definitions              -13-                       August 29, 1997

      As elected by the Employer in the Adoption Agreement:

      (a) The Trustee will vote the shares of the Employer's stock invested in the Participant's Employer Stock Account; or

      (b) The Trustee will vote the shares of the Employer's stock in accordance with any instructions received by the Trustee from the Participant. The Trustee may request voting instructions from the Participants provided this is done in a consistent and nondiscriminatory manner.

      The ability of a Participant who is subject to the reporting requirements of section 16(a) of the Securities Exchange Act of 1934 (the "Act") to make withdrawals or investment changes involving the Participant's Employer Stock Account may be restricted by the Plan Administrator to comply with the rules under section 16(b) of the Act.

      A money purchase pension plan making an initial investment in shares of the Employer's stock after December 31, 1974, may not acquire shares to the extent that the aggregate fair market value of the Employer's stock held by the Plan will exceed 10 percent of the fair market value of the assets of the Plan.

1.46  PARTNER.  The term Partner means a member of a Partnership.

1.47 PARTNERSHIP. The term Partnership means a partnership as defined in Code section 7701(a)(2) and the regulations thereunder and includes a syndicate, group, pool, joint venture, or other unincorporated organization through or by means of which any business, financial operation, or venture is carried on, and which is not a corporation or a trust or estate within the meaning of the Code. A joint undertaking merely to share expenses is not a Partnership. In addition, mere co-ownership of property which is maintained, kept in repair, and rented or leased does not constitute a Partnership.

1.48 PERSON. The term Person means any natural person, partnership, corporation, trust or estate.

1.49 PLAN. The term Plan means this Connecticut General Life Insurance Company Defined Contribution Plan and the Adoption Agreement as adopted by the Employer and as both may be amended from time to time.

1.50 PLAN ADMINISTRATOR. The term Plan Administrator means the Person or Persons designated by the Employer in its Adoption Agreement and any successor(s) thereto. If more than one Person shall be designated, the committee thus formed shall be known as the Administrative Committee and all references in the Plan to the Plan Administrator shall be deemed to apply to the Administrative Committee. The Plan Administrator shall signify in writing his acceptance of his responsibility as a Named Fiduciary.

1.51 PLAN YEAR. The term Plan Year means the 12-consecutive month period specified by the Employer in the Adoption Agreement.

      If the Plan Year changes to a different 12-consecutive month period, the first new Plan Year shall begin before the end of the last old Plan Year. In this event, the period beginning on the first day of the last old Plan Year and ending on the day before the first day of the first new Plan Year shall be treated as a short Plan Year for purposes of determining Highly Compensated Employees, performing the Nondiscrimination Tests set forth in Section 4A, and applying the Top-Heavy provisions of Section 7A. However, Service will be credited in accordance with the provisions of Section 2A.8.

Article I - Definitions              -14-                       August 29, 1997

1.52 PREVAILING WAGE LAW. The term Prevailing Wage Law means any statute or ordinance that requires the Employer to pay its Employees working on public contracts at wage rates not less than those determined pursuant to that statute classes of workers in the geographical area where the contract is performed, including the Davis-Bacon Act and similar Federal, state, or municipal prevailing wage statutes.

1.53 PRIOR EMPLOYER CONTRIBUTIONS. The term Prior Employer Contributions means contributions made by the Employer prior to the date indicated on the Adoption Agreement.

1.54 PRIOR REQUIRED EMPLOYEE CONTRIBUTIONS. The term Prior Required Employee Contributions means Employee post-tax contributions that the Employer required as either a condition of participation, or for receiving an Employer contribution, prior to the date indicated on the Adoption Agreement.

1.55 PRIOR VOLUNTARY EMPLOYEE CONTRIBUTIONS. The term Prior Voluntary Employee Contributions means post-tax contributions made voluntarily by an Employee prior to the date indicated on the Adoption Agreement.

1.56 QDRO. The term QDRO means a Qualified Domestic Relations Order as determined in accordance with Code section 414(p) and regulations thereunder.
1.57 QUALIFIED MATCHING CONTRIBUTIONS. The term Qualified Matching Contributions means Matching Contributions which are subject to the distribution and nonforfeitability requirements of Code section 401(k) when made.

1.58 QUALIFIED NONELECTIVE CONTRIBUTIONS. The term Qualified Nonelective Contributions means Nonelective Contributions made by the Employer and allocated to Participants' accounts that the Participants may not elect to receive in cash until distributed from the Plan; that are nonforfeitable when made; and that are distributable only in accordance with the distribution provisions that are applicable to Elective Deferral Contributions and Qualified Matching Contributions.

1.59 QVEC CONTRIBUTIONS. The term QVEC Contributions means voluntary amounts contributed by the Participant prior to January 1, 1987, which the Participant designated in writing were eligible for a tax deduction under Code section 219(a).

      QVEC Contributions will be maintained in a separate account, which will be nonforfeitable (i.e., 100% vested) at all times. The account will share in the gains and losses under the Plan in the same manner as described in Section 5A.3 of the Plan.

1.60 REQUIRED EMPLOYEE CONTRIBUTIONS. The term Required Employee Contributions means Employee post-tax contributions that the Employer requires either as a condition of participation or for receipt of an Employer contribution.

1.61 ROLLOVER CONTRIBUTION. The term Rollover Contribution means an amount representing all or part of a distribution from a pension or profit sharing plan meeting the requirements of Code section 401(a), which is eligible for rollover to this Plan in accordance with the requirements set forth in Code section 402 (including Direct Rollovers) or Code section 408(d)(3), whichever is applicable.

1.62 SALARY DEFERRAL AGREEMENT. The term Salary Deferral Agreement means an agreement between a Participant and the Employer to defer receipt of a portion of the Participant's Compensation by making Elective Deferral Contributions to the Plan.

Article I - Definitions              -15-                       August 29, 1997

1.63 SELF-EMPLOYED INDIVIDUAL. The term Self-Employed Individual means an individual who has Earned Income for the taxable year from the trade or business for which the Plan is established; also, an individual who would have Earned Income but for the fact that the trade or business had no net profits for the taxable year.

1.64 SERIOUS FINANCIAL HARDSHIP. The term Serious Financial Hardship means an immediate and heavy financial need of the Participant where such Participant lacks the available resources to meet the hardship. The Plan Administrator shall make a determination of whether a Serious Financial Hardship exists in accordance with the applicable provisions of Section 3E.

1.65 SHAREHOLDER-EMPLOYEE. The term Shareholder-Employee means an Employee or officer of an electing small business S corporation who owns (or is considered as owning within the meaning of Code section 318(a)(1)), on any day during the taxable year of such corporation, more than 5% of the outstanding stock of the corporation.

1.66 SOCIAL SECURITY INTEGRATION LEVEL. The term Social Security Integration Level means the Social Security Taxable Wage Base or such lesser amount specified by the Employer in the Adoption Agreement. If the Social Security Taxable Wage Base is amended, the Social Security Integration Level will be deemed to have been amended.

1.67 SOCIAL SECURITY TAXABLE WAGE BASE. The term Social Security Taxable Wage Base means the contribution and benefit base in effect under section 230 of the Social Security Act at the beginning of the Plan
      Year.

1.68 SPONSORING ORGANIZATION. The term Sponsoring Organization means Connecticut General Life Insurance Company, a legal reserve life insurance company of Hartford, Connecticut.

1.69 SPOUSE. The term Spouse means the lawful wife of a male Participant, or the lawful husband of a female Participant. However, a former Spouse will be treated as the Spouse or surviving Spouse and a current Spouse will not be treated as the Spouse or surviving Spouse to the extent provided under a QDRO.

1.70 STRAIGHT LIFE ANNUITY. The term Straight Life Annuity means an annuity payable in equal installments for the life of the Participant, and that terminates upon the Participant's death.

1.71 TERMINATION OF EMPLOYMENT. The term Termination of Employment means a severance of the Employer-Employee relationship which occurs prior to a Participant's Normal Retirement Age for any reason other than Early Retirement, Disability, or death.

1.72 TRUE-UP CONTRIBUTIONS. The term True-Up Contributions means Additional Matching Contributions made to the Plan by the Employer so that total Matching Contributions for each Participant are calculated on an annual basis rather than on the basis selected by the Employer in the Adoption Agreement.

1.73 TRUST. The term Trust means the Trust Agreement if the Employer specifies in the Adoption Agreement that the Plan is Trusteed. The Trust Agreement is entered into by the Employer, the Plan Administrator and the Trustee by completing and signing the Adoption Agreement, which Trust Agreement forms a part of, and implements the provisions of the Plan as it applies to the Employer. If the Employer specifies in the Adoption Agreement that the Plan is Non-Trusteed, then the terms and provisions of this Plan relating to the Trust shall be of no force and effect.

Article I - Definitions              -16-                       August 29, 1997

1.74 TRUSTEE. The term Trustee means the trustee(s) designated by the Employer in its Adoption Agreement, if applicable, and any successor(s) thereto.

1.75 VESTED INTEREST. The term Vested Interest means the nonforfeitable right to an immediate or deferred benefit on any date in the amount which is equal to the sum of (a), (b) and (c) below:

      (a) The value on that date of that portion of the Participant's Account that is attributable to and derived from Employee Contributions, if any;

      (b) The value on that date of the portion of the Participant's Account attributable to Elective Deferral Contributions, if any; Qualified Nonelective Contributions, if any; QVEC Contributions, if any; Rollover Contributions, if any; and Qualified Matching Contributions, if any;

      (c) The value on that date of that portion of the Participant's Account that is attributable to and derived from contributions made by the Employer (and Forfeitures, if any), multiplied by his Vesting Percentage determined on the date applicable.

           Employer contributions described in subsection (c), plus the earnings thereon, shall be, at any relevant time, a part of the Participant's Vested Interest equal to an amount ( X ) determined by the following formula:

           X    =      P (AB + D) - D

          For purposes of applying this formula:

           P     =    The Participant's Vesting Percentage at the relevant time.

           AB = The account balance attributable to such contributions, plus the earnings thereon, at the relevant time.

           D    =      The amount of any distribution.

1.76 VESTING PERCENTAGE. The term Vesting Percentage means the Participant's nonforfeitable interest in Money Purchase Pension Contributions, Matching Contributions, Nonelective Contributions, or Prior Employer Contributions credited to his Participant's Account, plus any income and minus any loss thereon. The Vesting Percentage for each such Employer contribution is computed in accordance with one of the schedules listed below, based on Years of Service with the Employer, as specified by the Employer in its Adoption Agreement:

      (a)   100% full and immediate;

      (b)   100% after 3 Years of Service;

      (c)   20% per Year of Service, 100% at 5 Years of Service;

      (d) 20% after 3 Years of Service, 20% per Year of Service thereafter, 100% at 7 Years of Service;

      (e) 20% after 2 Years of Service, 20% per Year of Service thereafter, 100% at 6 Years of Service;

      (f)   100% after 5 Years of Service;

      (g)   25% after 1 Year of Service, 100% after 4 Years of Service;

      (h)   Other.

Article I - Definitions              -17-                       August 29, 1997

      However, if a Participant dies prior to attaining his Normal Retirement Age, his Vesting Percentage shall be 100%.

1.77 VOLUNTARY EMPLOYEE CONTRIBUTIONS. The term Voluntary Employee Contributions means post-tax contributions made voluntarily by an Employee.

Article I - Definitions              -18-                       August 29, 1997

                         ARTICLE II - GENERAL PROVISIONS

                                  2A. SERVICE

2A.1 SERVICE. The term Service means active employment with the Employer as an Employee.

2A.2 ABSENCE FROM EMPLOYMENT. Absence from employment on account of a leave of absence authorized by the Employer pursuant to the Employer's established leave policy will be counted as employment with the Employer provided that such leave of absence is of not more than two years' duration. Absence from employment on account of active duty with the Armed Forces of the United States will be counted as employment with the Employer. If the Employee does not return to active employment with the Employer, his Service will be deemed to have ceased on the date the Plan Administrator receives notice that the Employee will not return. The Employer's leave policy shall be applied in a uniform and nondiscriminatory manner to all Participants under similar circumstances.

      For purposes of determining an Employee's eligibility and vesting status for periods while the Employee is absent from work for reasons covered under the Family and Medical Leave Act, Service will be credited in accordance with and to the extent required by the provisions of the Family and Medical Leave Act.


If the Employer has elected in the Adoption Agreement to determine Service based upon 1,000 Hours, then the following Sections 2A.3 through 2A.8 shall apply.

2A.3  HOUR OF SERVICE.  The term Hour of Service means:

      (a) Each hour for which an Employee is directly or indirectly paid, or entitled to payment, by the Employer for the performance of duties. These hours shall be credited to the Employee for the Computation Period or Periods, as defined in Section 2A.5, in which the duties were performed; and

      (b) Each hour for which an Employee is paid or entitled to payment, by the Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 Hours of Service will be credited under this paragraph for a single Computation Period (whether or not the period occurs in a single Computation Period). Hours under this paragraph will be calculated and credited pursuant to section 2530.200b-2 of the Department of Labor regulations which are incorporated herein by this reference; and

      (c) Each hour for which back pay, irrespective of mitigation of damages, has been either awarded or agreed to by the Employer. The same Hours of Service will not be credited under subsection
            (a) or subsection (b), as the case may be, and under this subsection (c). These hours shall be credited to the Employee for the Computation Period or periods to which the award or agreement pertains rather than the Computation Period in which the award, agreement or payment is made; and Hours of Service will be credited for employment with other members of an affiliated service group (under Code section 414(m)), a controlled group of corporations (under Code section 414(b)), or a group of trades or businesses under common control (under Code section 414(c)), of which the adopting Employer is a member, and any other entity required to be aggregated with the Employer pursuant to Code section 414(o).

Article II - General Provisions     -19-                    October 29, 1996

      Hours of Service will also be credited for any individual considered an Employee for purposes of this Plan under Code sections 414(n) or 414(o).

      Solely for purposes of determining whether a 1-Year Break-in-Service, as defined in Section 2A.4, for participation and vesting purposes has occurred in a Computation Period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight (8) Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual,
      (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this paragraph shall be credited (1) in the Computation Period in which the absence begins if the crediting is necessary to prevent a Break-in-Service in that period, or (2) in all other cases, in the following Computation Period.

      Service shall be determined on the basis of the method selected in the Adoption Agreement.

2A.4 1-YEAR BREAK-IN-SERVICE. The term 1-Year Break-in-Service means any Computation Period during which an Employee fails to complete more than 500 Hours of Service.

2A.5 YEAR(S) OF SERVICE. The term Year(s) of Service means a 12-consecutive month period ( Computation Period ) during which an Employee has completed at least 1,000 Hours of Service.

      (a) Eligibility Computation Period. For purposes of determining Years of Service and Breaks-in-Service for eligibility, the 12-consecutive month period shall begin with the date on which the Employee first performs an Hour of Service for the Employer and, where additional periods are necessary, succeeding anniversaries of his employment commencement date.
            The employment commencement date is the date on which the Employee first performs an Hour of Service for the Employer maintaining the Plan.

      (b) Vesting Computation Period. As elected by the Employer in the Adoption Agreement, for computing Years of Service and Breaks-in-Service for vesting, the 12-consecutive month period:

            (1)   Shall be the Plan Year; or

            (2) Shall begin with the date on which the Employee first performs an Hour of Service for the Employer and, where additional periods are necessary, succeeding anniversaries of that date.

            However, active participation as of the last day of the Plan Year is not required in order for a Participant to be credited with a Year of Service for vesting purposes.

      (c) Contribution Computation Period. If the Employer specifies an annual Contribution Period in its Adoption Agreement for the purpose of determining a Participant's eligibility to receive a contribution, the 12-consecutive month period shall be any Plan Year during which the Participant is credited with at least 1,000 Hours of Service. However, when an Employee first becomes a Participant or resumes active participation in the Plan following a 1-Year Break-in-Service on a date other than the first day of the Plan Year, all Hours of Service credited to the Participant during that Plan Year, including those Hours credited prior to the date the Employee enrolls (or reenrolls) as an Participant in the Plan shall be counted. Furthermore, the Employer may require in its Adoption Agreement that a Participant be a Participant as of the last day of the Plan Year in order to be eligible to receive a contribution for a Plan Year.

Article II - General Provisions     -20-                    October 29, 1996

      (d) If in its Adoption Agreement the Employer permits Early Retirement, the 12-consecutive month period for determining Early Retirement shall be the Plan Year. However, active participation as of the last day of the Plan Year is not required in order for a Participant to be credited with a Year of Service.

      Service with a predecessor organization of the Employer shall be treated as Service with the Employer for the purposes of subsections
      (a), (b) and (d) above in any case in which the Employer maintains the plan of such predecessor organization. In addition, if elected by the Employer in the Adoption Agreement, service with a predecessor organization of the Employer shall be treated as Service with the Employer, even if the Employer does not maintain the plan of such predecessor organization.

      If elected in the Adoption Agreement, service with a subsidiary or affiliate of the Employer that is not related to the Employer under the provisions of Code sections 414(b), (c) or (m) shall be treated as Service with the Employer for purposes of (a), (b) and (d) above.

2A.6 DETERMINING VESTING PERCENTAGE. Vesting credit shall be given for each Year of Service except those periods specifically excluded in the Adoption Agreement.

      If a Participant completes less than 1,000 Hours of Service during a Plan Year while remaining in the service of the Employer, his Vesting Percentage shall not be increased for such Plan Year. However, at such time as the Participant again completes at least 1,000 Hours of Service in any subsequent Plan Year, his Vesting Percentage shall then take into account all Years of Service with the Employer except those specifically excluded in the Adoption Agreement.

      If an individual who ceases to be an Employee and is subsequently rehired as an Employee enrolls (or reenrolls) in the Plan, upon his participation (or reparticipation) his Vesting Percentage shall then take into account all Years of Service except those specifically excluded in the Adoption Agreement.

      In the case of a Participant who has 5 consecutive 1-Year Breaks-in-Service, all Years of Service after such Breaks-in-Service will be disregarded for the purpose of vesting the Employer-derived account balance that accrued before such breaks. However, both pre-break and post-break Service will count for the purpose of vesting the Employer-derived account balance that accrues after such Breaks-in-Service. Both accounts will share in the earnings and losses of the fund. In the case of a Participant who does not have 5-consecutive 1-Year Breaks-in-Service, both the pre-break and post-break Service will count in vesting both the pre-break and post-break Employer-derived account balance.

2A.7 EXCLUDED YEARS OF SERVICE FOR VESTING. In determining the Vesting Percentage of an Employee, all Years of Service with the Employer(s) maintaining the Plan shall be taken into account, except that the following periods may be excluded, as specified by the Employer in its Adoption Agreement:

      (a) Years of Service prior to the time a Participant attained age 18;

      (b) Years of Service during which the Employer did not maintain the Plan or a predecessor plan;

Article II - General Provisions     -21-                    October 29, 1996

      (c) Years of Service during a period for which the Employee made no Required Employee Contributions;

      (d) Years of Service prior to any 1-Year Break-in-Service, until the Employee completes one Year of Service following such 1-Year Break-in-Service.

      (e) In the case of an Employee who has no Vested Interest in Employer contributions, Years of Service before any period of consecutive 1-Year Breaks-in-Service if the number of such consecutive 1-Year Breaks-in-Service equals or exceeds the greater of (i) 5, or (ii) the total number of Years of Service before such break.

      For the purposes of this Section, a predecessor plan shall mean a plan of the Employer that was terminated within five years preceding or following the Effective Date of this Plan.

2A.8 CHANGE IN PLAN YEARS. If the Plan Year is changed, the following special rules shall apply.

      (a)   Vesting Computation Periods.  If the Vesting Computation
            Period is the Plan Year, Years of Service and 1-Year Breaks-in-Service shall be measured over two overlapping 12-consecutive month periods. The first such period shall begin on the first day of the last old Plan Year and the second such period shall begin on the first day of the first new Plan Year, thereby creating an overlap. All Hours of Service performed during the overlap period must be counted in both Vesting Computation Periods. A Participant who completes at least 1,000 Hours of Service during each such period shall be credited with two Years of Service for Vesting.

      (b)   Contribution Computation Periods.  To determine a
            Participant's eligibility to receive a contribution for a short Plan Year, the 1,000 Hours of Service requirement shall be prorated by multiplying by a fraction, the numerator of which is the number of full months in the short Plan Year and the denominator of which is 12.


If the Employer has elected in the Adoption Agreement to determine Service based upon Elapsed Time, then the following Sections 2A.9 and 2A.10 shall apply.

2A.9 ELAPSED TIME. If the Employer has selected an eligibility requirement in the Adoption Agreement that is or includes a fractional Year(s) of Service requirement, the provisions of this Section shall apply.

      (a) For purposes of determining an Employee's initial or continued eligibility to participate in the Plan, or the Participant's Vested Interest in Employer contributions, an Employee will receive credit for the aggregate of all time period(s) commencing with the Employee's first day of employment or reemployment and ending on the date a Break-in-Service (as defined in this Section) begins. The first day of employment or reemployment is the first day the Employee performs an Hour of Service. An Employee will also receive credit for any Period of Severance of less than 12-consecutive months. Fractional periods of a year will be expressed in terms of days.

      (b) For purposes of this Section, "Hour of Service" shall mean each hour for which an Employee is paid or entitled to payment for the performance of duties for the Employer.

      (c) For purposes of this Section, a "Break-in-Service" is a Period of Severance of at least 12 consecutive months.


Article II - General Provisions     -22-                    October 29, 1996

      (d) A "Period of Severance" is a continuous period of time during which the Employee is not employed by the Employer. Such period begins on the date the Employee retires, quits or is discharged, or if earlier, the 12-month anniversary of the date on which the Employee was otherwise first absent from Service.

      (e) In the case of an individual who is absent from work for maternity or paternity reasons, the 12-consecutive month period beginning on the first anniversary of the first day of such absence shall not constitute a Break-in-Service. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of the birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement.

            Each Employee will share in Employer contributions for the period beginning on the date the Employee commences participation under the Plan and ending on the date on which such Employee severs employment with the Employer or is no longer a member of an eligible class of Employees.

      (f) If the Employer is a member of an affiliated service group (under Code section 414(m)), a controlled group of corporations (under Code section 414(b)), a group of trades or businesses under common control (under Code section 414(c)) or any other entity required to be aggregated with the Employer pursuant to Code section 414(o), Service will be credited for any employment for any period of time for any other member of such group. Service will also be credited for any individual required under Code section 414(n) or Code section 414(o) to be considered an Employee of any Employer aggregated under Code sections 414(b),
            (c), or (m) of such group.

2A.10 EXCLUDED PERIODS OF SERVICE FOR VESTING.  In determining the Vesting
      Percentage of an Employee, all Periods of Service with the Employer(s) maintaining the Plan shall be taken into account, except that the following periods may be excluded, as specified by the Employer in its Adoption Agreement:

      (a) Periods of Service prior to the time a Participant attained age 18;

      (b) Periods of Service during which the Employer did not maintain the Plan or a predecessor plan;

      (c) Periods of Service during which the Employee made no Required Employee Contributions;

      (d) Periods of Service prior to any one-year Period of Severance, until the Employee completes a one-year period of Service following such Period of Severance;

      (e) In the case of an Employee who has no Vested Interest in Employer contributions, Periods of Service before any Period of Severance if the number of consecutive one-year Periods of Severance equals or exceeds the greater of (i) 5, or (ii) the total number of one-year Periods of Service before such Period of Severance.

      For the purposes of this Section, a predecessor plan shall mean a plan of the Employer that was terminated within five years preceding or following the Effective Date of this Plan.

Article II - General Provisions     -23-                    October 29, 1996

2B.1 ELIGIBILITY. Each Employee shall be eligible to participate in the Plan and receive an appropriate allocation of Employer contributions as of the Entry Date following the day he meets the following requirements, if any, specified by the Employer in its Adoption Agreement, relating to:

      (a)   Required service;

      (b)   Minimum attained age;

      (c)   Job class requirements.

      In addition to the eligibility conditions stated above, the Employer may specify in the Adoption Agreement certain groups of Employees who are not eligible to participate in the Plan.

      Notwithstanding the foregoing, if the Employer's Plan as set forth herein replaces or amends a preceding plan, then those Employees participating under the Plan as written prior to such replacement or amendment shall be eligible to be Participants hereunder without regard to length of Service or minimum attained age otherwise required herein.

2B.2 ENROLLMENT. Each eligible Employee may enroll as of his Entry Date by completing and delivering to the Plan Administrator an enrollment form and, if applicable, a payroll deduction authorization and/or a Salary Deferral Agreement.

2B.3 REEMPLOYED PARTICIPANT. In the case of an individual who ceases to be an Employee and is subsequently rehired as an Employee, the following provisions shall apply in determining eligibility to again participate in the Plan:

      (a) If the Employee had met the eligibility requirements as specified in Section 2B.1, such Employee will become a Participant in the Plan in accordance with Section 2B.2 as of the date he is reemployed as an Employee.

      (b) If the Employee had not formerly met the eligibility requirements specified in Section 2B.1, such Employee will become a Participant in the Plan after meeting the requirements of
            Section 2B.1 in accordance with Section 2B.2.

2B.4 ELIGIBLE CLASS. If a Participant becomes ineligible to participate because he is no longer a member of an eligible class of Employees, such Employee shall participate immediately upon his return to an eligible class of Employees. If such Participant incurs a Break-in-Service, eligibility will be determined under the Break-in-Service rules of the Plan.

      If an Employee who is not a member of the eligible class of Employees becomes a member of the eligible class, such Employee shall participate immediately if such Employee has satisfied the minimum age and Service requirements and would have previously become a Participant had he been in the eligible class. If such Participant incurs a Break-in-Service, eligibility will be determined under the Break-in-Service rules of the Plan.

2B.5 WAIVER OF PARTICIPATION. Notwithstanding any provision of the Plan to the contrary, if Required Employee Contributions are elected by the Employer in the Adoption Agreement, any Employee in accordance with the rules of the Plan may decline to become a Participant or cease to be a Participant by filing a written waiver of participation with the Plan Administrator in the manner prescribed. Such waiver must be filed prior to the date such Employee is eligible to become a Participant, or in the case of a current Participant, in the last month of the Plan Year immediately preceding the Plan Year for which he wishes to cease being a Participant.

Article II - General Provisions     -24-                    October 29, 1996

      Any Employee who files such a waiver shall not become a Participant, or if a current Participant, shall elect to cease to be such as of the first day of the succeeding Plan Year; and such Employee shall not receive any additional Compensation or other sums by reason of his waiver of participation.

      Any such waiver may be rescinded by an Employee who is not a Partner effective on the first day of the first Plan Year following one or more Plan Years commencing after the filing of such waiver in which he was not a Participant, in which event he shall become a Participant, or again become a Participant, as the case may be, effective as of such date. A Partner may make a one-time irrevocable waiver of participation upon the later of his commencement of employment with the Employer or the date he is first eligible to participate in the Plan.

      No Employee who is eligible to participate in a standardized plan may waive participation or voluntarily reduce his or her Compensation for purposes of this Plan.

2B.6 TRADES OR BUSINESSES CONTROLLED BY OWNER-EMPLOYEES. If this Plan provides contributions or benefits for one or more Owner-Employees who control both the business for which this Plan is established and one or more other trades or businesses, this Plan and any plans established for other trades or businesses must, when looked at as a single plan, satisfy Code sections 401(a) and (d) for the Employees of this and all other trades or businesses. If the Plan provides contributions or benefits for one or more Owner-Employees who control one or more other trades or businesses, the employees of the other trades or businesses must be included in a plan which satisfies Code sections 401(a) and (d) and which provides contributions and benefits not less favorable than those provided for Owner-Employees under this Plan.

      If an individual is covered as an Owner-Employee under the plans of two or more trades or businesses which he does not control and the individual controls a trade or business, then the contributions or benefits of the Employees under the plan of the trades or businesses which he does control must be as favorable as those provided for him under the most favorable plan of the trade or business which he does not control.

      For purposes of the preceding paragraphs, an Owner-Employee or two or more Owner-Employees will be considered to control a trade or business if the Owner-Employee or two or more Owner-Employees together:

      (1) own the entire interest in an unincorporated trade or business, or

      (2) in the case of a partnership, own more than 50 percent of either the capital interest or the profits interest in the partnership.

      For purposes of the preceding sentence, an Owner-Employee or two or more Owner-Employees shall be treated as owning any interest in a Partnership that is owned, directly or indirectly, by a Partnership which such Owner-Employee or such two or more Owner-Employees are considered to control within the meaning of the preceding sentence.


    2C. CONTRIBUTIONS AND ALLOCATIONS2C.1 PROFIT SHARING/THRIFT PLAN WITH
                               401(k) FEATURE.

            (a)   Contributions - Employer.

                  For each Plan Year, as specified in the Adoption Agreement, the Employer shall make one or more of the following contributions.

Article II - General Provisions     -25-                    October 29, 1996

            (1) Elective Deferral Contributions.

            (2) Matching Contributions.

            (3) Nonelective Contributions.

       (b)   Contributions - Participant.

            For each Plan Year, as specified in the Adoption Agreement, each Participant may make periodic Required Employee
            Contributions or Voluntary Employee Contributions.

            For Plans that contain a CODA, a Participant may elect to make a Voluntary Employee Contribution in a lump sum. Such lump sum Voluntary Employee Contribution may be made (1) as of the Effective Date, or (2) as elected by the Employer in the Adoption Agreement. Voluntary Employee Contributions shall be subject to the terms of Section 4B.

     (c)   Fail-Safe Contribution.

            The Employer reserves the right to make a discretionary Nonelective Contribution to the Plan for any Plan Year, if the Employer determines that such a contribution is necessary to ensure the Actual Deferral Percentage test or the Actual Contribution Percentage test will be satisfied for that Plan Year. Such amount shall be designated by the Employer at the time of contribution as a Qualified Nonelective Contribution and shall be known as a Fail-Safe Contribution.

            The Fail-Safe Contribution shall be made on behalf of all eligible non-Highly Compensated Employees who are Participants and who are considered under the Actual Deferral Percentage test or, if applicable, the Actual Contribution Percentage test, and shall be allocated to the Participant's Account of each such Participant in an amount equal to a fixed percentage of such Participant's Compensation. The fixed percentage shall be equal to the minimum fixed percentage necessary to be contributed by the Employer on behalf of each eligible non-Highly Compensated Employee who is a Participant so that the Actual Deferral Percentage test or, if applicable, the Actual Contribution Percentage test, is satisfied.


     (d)   Contributions - Changes.

            For each Plan Year, a Participant may change the amount of his Required Employee Contributions, Voluntary Employee Contributions, or Elective Deferral Contributions as often as the Plan Administrator allows (on a consistent and nondiscriminatory basis), on certain dates prescribed by the Plan Administrator.

     (e)   Contributions - Timing.

          (1) Elective Deferral Contributions shall be paid by the Employer to the Trust or the Insurance Company, as elected by the Employer in the Adoption Agreement, but never later than 90 days following the date of deferral.

          (2) Matching Contributions made on other than an annual basis shall be paid to the Trust or Insurance Company, as elected by the Employer in the Adoption Agreement. Matching Contributions, including Additional Matching Contributions, made on an annual basis shall be paid to the Trust or the Insurance Company, as applicable, at the end of the Plan Year, or as soon as possible on or after the last day of such Plan Year, but in no event later than the date prescribed by law for filing the Employer's income tax return, including any extension thereof. To the extent that Matching Contributions are used to purchase Life Insurance Policies, then such contributions for any Plan Year may be paid to the Trust when premiums for such Policies are due during the Plan Year.

Article II - General Provisions     -26-                    October 29, 1996

          (3) Nonelective Contributions made on other than an annual basis shall be paid to the Trust or Insurance Company, as applicable, as elected by the Employer in the Adoption Agreement. Nonelective Contributions made on an annual basis shall be paid to the Trust or the Insurance Company, as applicable, at the end of the Plan Year, or as soon as possible on or after the last day of such Plan Year, but in any event not later than the date prescribed by law for filing the Employer's income tax return, including any extension thereof. To the extent that Nonelective Contributions are used to purchase Life Insurance Policies, then such contributions for any Plan Year may be paid to the Trust when premiums for such Policies are due during the Plan Year.

          (4) Employee Contributions shall be transferred by the Employer to the Trust or the Insurance Company, as elected by the Employer in the Adoption Agreement, but never later than 90 days following the date such contributions are made by the Employee.

          (5) The Fail-Safe Contribution for any Plan Year as determined above shall be paid to the Insurance Company at the end of the Plan Year, or as soon as possible on or after the last day of such Plan Year, but in no event later than the date which is prescribed by law for filing the Employer's income tax return, including any extensions thereof.

     (f)   Contributions - Allocations.

           The allocation of Nonelective Contributions shall be made in accordance with (1), (2), (3) or (4) below, as specified by the Employer in the Adoption Agreement.

          (1) Formula A: Compensation Ratio - Not Integrated with Social Security.

                The allocation to each Participant shall be made in the proportion that the Compensation paid to each Participant eligible to receive an allocation bears to the Compensation paid to all Participants eligible to receive an allocation.

          (2)   Formula B: Integrated with Social Security -
                Step Rate Method.

                Base Contribution: An amount equal to a
                percentage (as specified in the Adoption Agreement) of the Compensation of each Participant up to the Social Security Integration Level;

                Excess Contribution: In addition, an amount equal to a percentage (as specified in the Adoption Agreement) of the Participant's Compensation which is in excess of the Social Security Integration Level, subject to the Limitations on Allocations in accordance with Section 4B. This Excess Contribution percentage shall not exceed the lesser of:

                (A)   twice the Base Contribution or

                (B)   the Base Contribution plus the greater of:

Article II - General Provisions     -27-                    October 29, 1996

                      (i)   the old age insurance
                            portion of the Old Age Survivor Disability
                           (OASDI) tax rate; or

                      (ii)  5.7%.

               If the Employer has elected in the Adoption
               Agreement to use a Social Security Integration Level that in any Plan Year is the greater of $10,000 or 20% but less than 100% of the Social Security Taxable Wage Base, then the 5.7% limitation specified in 2C.1(f)(2)(B)(ii) shall be adjusted in accordance with the following table:

                          -----------------------------------------------------
                              If the Social
                          Security Integration                         Adjust
                                  Level                                5.7% to
                          ---------------------------------------------
                                 is more             but not more
                                  than                   than
                          -----------------------------------------------------
                          the greater of        80% of the Social       4.3%
                          $10,000 or            Security Taxable Wage
                          20% of the Social     Base
                          Security Taxable Wage
                          Base
                          80% of the Social     100% of the Social      5.4%
                          Security Taxable Wage Security Taxable Wage
                          Base                  Base
                          -----------------------------------------------------

               In the case of any Participant who has exceeded the Cumulative Permitted Disparity Limit described in Section 2C.1(g), Nonelective Contributions shall be allocated in an amount equal to the Excess Contribution percentage of two times such Participant's total Compensation for the Plan Year.

               Any remaining Nonelective Contributions or Forfeitures will be allocated to each Participant's Account in the ratio that each Participant's total Compensation for the Plan Year bears to all Participants' total Compensation for that Plan Year.

          (3)  Formula B: Integrated with Social Security -
               Maximum Disparity Method.

               Subject to the Limitations on Allocations specified in Section 4B, for each Plan Year the allocation to each Participant shall be made in accordance with the following:

               (A) An amount equal to 5.7% of the sum of each Participant's total Compensation plus Compensation that is in excess of the Social Security Integration Level shall be allocated to each Participant's Account. If the Employer does not contribute such amount for all Participants, an amount shall be allocated to each Participant's Account equal to the same proportion that each Participant's total Compensation plus Compensation that is in excess of the Social Security Integration Level bears to the total Compensation plus Compensation in excess of the Social Security Integration Level of all Participants in the Plan. In the case of any Participant who has exceeded the Cumulative Permitted Disparity Limit described in Section 2C.1(g), two times such Participant's total Compensation for the Plan Year will be taken into account.

Article II - General Provisions     -28-                    October 29, 1996

                   If the Employer has elected in the Adoption Agreement to use a Social Security Integration Level that in any Plan Year is the greater of $10,000 or 20% but less than 100% of the Social Security Taxable Wage Base, then the 5.7% limitation specified in this subsection shall be adjusted in accordance with the following table:

                   ------------------------------------------------------------
                           If the Social Security Integration Level
                                                                        Adjust
                                                                        5.7% to
                   ---------------------------------------------
                                 is more             but not more
                                  than                   than
                   ------------------------------------------------------------
                    the greater of                80% of the Social       4.3%
                    $10,000 or                    Security Taxable Wage
                    20% of the Social             Base
                    Security Taxable Wage Base

                    80% of the Social             100% of the Social      5.4%
                    Security Taxable Wage         Security Taxable Wage
                    Base                          Base
                    ------------------------------------------------------------

               (B)   The balance of the Nonelective
                     Contribution (if any), shall be allocated to the Participant's Account in the proportion that each Participant's Compensation bears to the total Compensation of all Participants.

          (4)   Formula C: Flat Dollar Amount.

                The allocation to each Participant shall be a flat dollar amount as elected by the Employer in the Adoption Agreement. Formula C may not be elected under a standardized plan.

     (g)   Allocation Requirements.

           Employer contributions shall be allocated to the accounts of Participants in accordance with the allocation requirement as specified by the Employer in its Adoption Agreement. If the Employer has adopted a standardized plan, the allocation of any nonannual contribution made by the Employer shall be made to each Participant who is a Participant on any day of the Contribution Period regardless of Hours of Service.

            Annual Overall Permitted Disparity Limit. Notwithstanding the preceding paragraph, for any Plan Year this Plan benefits any Participant who benefits under another qualified plan or simplified employee pension plan, as defined in Code section 408(k), maintained by the Employer that provides for permitted disparity (or imputes disparity), Employer contributions and Forfeitures will be allocated to the account of each Participant who either completes more than 500 Hours of Service during the Plan Year or who is employed as of the last day of the Plan Year in the ratio that such Participant's total Compensation bears to the total Compensation of all Participants.

            Cumulative Permitted Disparity Limit. Effective for Plan Years beginning on or after January 1, 1995, the Cumulative Permitted Disparity Limit for a Participant is 35 total cumulative permitted disparity years. Total cumulative permitted years mean the number of years credited to the Participant for allocation or accrual purposes under this Plan, any other qualified plan or simplified employee pension plan (whether or not terminated) ever maintained by the Employer. For purposes of determining the Participant's Cumulative Permitted Disparity Limit, all years ending in the same calendar year are treated as the same year.
            If the Participant has not benefitted under a defined benefit or target benefit plan for any year beginning on or after January 1, 1994, the Participant has no Cumulative Permitted Disparity Limit.


Article II - General Provisions     -29-                    October 29, 1996

     (h)   Forfeitures.

           Forfeitures will be used in the manner elected in the Adoption Agreement as follows:

           (1) To reduce Employer contributions or pay Plan expenses; or

           (2) Allocated in accordance with the allocation formula elected in the Adoption Agreement; or

           (3)   First, to reduce Employer contributions or pay
                  Plan expenses, with any remaining Forfeitures allocated in accordance with the allocation formula elected in the Adoption Agreement.

     (i)   Expenses.

           The Employer may contribute to the Plan the amount necessary to pay any reasonable expenses of administering the Plan. In lieu of the Employer contributing the amount necessary to pay such charges, these expenses may be paid from Plan assets.

     (j)   Special Rules - Elective Deferral Contributions.

          (1)   Each Participant may elect to defer his
                Compensation in an amount specified in the Adoption Agreement, subject to the limitations of this Section. A Salary Deferral Agreement (or modification of an earlier Salary Deferral Agreement) may not be made with respect to Compensation which is currently available on or before the date the Participant executed such election, or if later, the later of the date the Employer adopts this CODA, or the date such arrangement first becomes effective. Any elections made pursuant to this Section shall become effective as soon as administratively feasible.

          (2)   If elected by the Employer in the Adoption
                Agreement, each Participant may elect to defer and have allocated for a Plan Year all or a portion of any cash bonus paid during the Plan Year. A deferral election may not be made with respect to cash bonuses which are currently available on or before the date the Participant executed such election.

          (3)   Elective Deferral Contributions will be
                allocated to the Participant's Account and shall be 100 percent vested and nonforfeitable at all times.

          (4) During any taxable year, no Participant shall be permitted to have Elective Deferral Contributions made under this Plan, or any other qualified plan maintained by the Employer, in excess of the dollar limitation contained in Code section 402(g) in effect at the beginning of such taxable year. If a Participant takes a withdrawal of Elective Deferral Contributions due to a Serious Financial Hardship, as provided in Section 3E.5, his Elective Deferral Contributions for his taxable year immediately following the taxable year of such distribution may not exceed the Code section 402(g) limit for such taxable year less the amount of Elective Deferral Contributions made for the Participant in the taxable year of the distribution.

Article II - General Provisions     -30-                    October 29, 1996

          (5) Elective Deferral Contributions that are not in excess of the limits described in subsection (4) above shall be subject to the Limitations on Allocations in accordance with Section 4B.

                Elective Deferral Contributions that are in excess of the limits described in (4) above shall also be subject to the Section 4B limitations, as further provided in Section 4C.2.

          (6)   An Employee's eligibility to make Elective
                Deferral Contributions under a CODA may not be conditioned upon the completion of more than one (1) Year-of-Service or the attainment of more than age twenty-one (21).

          (7)   A Participant may modify the amount of Elective
                Deferral Contributions such Participant makes to the Plan as often as the Plan Administrator allows, as specified in the Adoption Agreement, but in no event not less frequently than once per calendar year. Such modification may be made by filing a written notice with the Plan Administrator within the time period prescribed by the Plan Administrator.

     (k)   Suspension of Contributions.

          (1) Elective Deferral Contributions. The following provisions shall apply with respect to suspension of Elective Deferral Contributions.

               (A) Voluntary Suspension. A Participant may elect to suspend his Salary Deferral Agreement for Elective Deferral Contributions by filing a written notice thereof with the Plan Administrator. Such Contributions shall be suspended on the date specified in such notice, which date must be at least 15 days after such notice is filed. The notice shall specify the period for which such suspension shall be effective.

               (B)   Suspension for Leave.  A
                     Participant who is absent from employment on account of an authorized unpaid leave of absence or military leave shall have his Salary Deferral Agreement suspended during such leave. Such suspension of contributions shall be effective on the date payment of Compensation by the Employer to him ceases, and shall remain in effect until payment of Compensation resumes.

               (C) Withdrawal Suspension. A Participant who elects a withdrawal in accordance with Section 3E may have his Elective Deferral Contributions suspended on the date such election becomes effective. Such suspension shall remain in effect for the number of months specified therein.

               (D) Non-Elective Suspension. A Participant who ceases to meet the eligibility requirements as specified in Section 2B.1 but who remains in the employ of the Employer shall have his Elective Deferral Contributions suspended, effective as of the date he ceases to meet the eligibility requirements. Such suspension shall remain in effect until he again meets such eligibility requirements.

            The Participant may elect to reactivate his Salary Deferral Agreement for Elective Deferral Contributions by filing a written notice thereof with the Plan Administrator. The Salary Deferral Agreement shall be reactivated following the expiration of the suspension period described above.

Article II - General Provisions     -31-                    October 29, 1996

      (2) Required Employee Contributions. The following provisions shall apply with respect to suspension of Required Employee
            Contributions by Participants. In the event that a Participant suspends his Required Employee Contributions, he shall automatically have his Voluntary Employee Contributions suspended for the same period of time.

            (A) Voluntary Suspension. A Participant may elect to suspend his payroll deduction authorization for his Required Employee Contributions by filing a written notice thereof with the Plan Administrator. Such notice shall be effective, and his applicable contributions shall be suspended, on the date specified in such notice, which date must be at least 15 days after such notice is filed. The notice shall specify the period for which such suspension shall be effective. Such period must be a minimum of one month and may extend indefinitely.

            (B) Suspension for Leave. A Participant who is absent from employment on account of an authorized unpaid leave of absence or military leave shall have his payroll deduction authorization for Required Employee Contributions suspended during such leave. Such suspension of contributions shall be effective on the date payment of Compensation by the Employer to him ceases, and shall remain in effect until payment of Compensation resumes.

            (C) Withdrawal Suspension. A Participant who elects a withdrawal in accordance with Section 3E may have his Required Employee Contributions suspended on the date such election becomes effective. Such suspension shall remain in effect for the number of months specified under the provisions of Section 3E.

            (D) Involuntary Suspension. A Participant who ceases to meet the eligibility requirements as specified in
                  Section 2B.1 but who remains in the employ of the Employer shall have his Required Employee Contributions suspended, effective as of the date he ceases to meet the eligibility requirements. Such suspension shall remain in effect until he again meets such eligibility requirements.

            The Participant may elect to reactivate his payroll deduction authorization by filing a written notice thereof with the Plan Administrator. The payroll deduction authorization shall be reactivated following the expiration of the suspension period described above.

      (3) Voluntary Employee Contributions. The following provisions apply with respect to suspension of Voluntary Employee Contributions by Participants.

           (A) Voluntary Suspension. A Participant may elect to suspend his payroll deduction authorization for his Voluntary Employee Contributions by filing a written notice thereof with the Plan Administrator. Such notice shall be effective, and his applicable contributions shall be suspended, on the date specified in such notice, which date must be at least 15 days after such notice is filed. The notice shall specify the period for which such suspension shall be effective.

           (B) Suspension for Leave. A Participant who is absent from employment on account of an authorized unpaid leave of absence or military leave shall have his payroll deduction order for Voluntary Employee Contributions suspended during such leave. Such suspension of contributions shall be effective on the date payment of Compensation by the Employer to him ceases, and shall remain in effect until payment of Compensation resumes.

Article II - General Provisions     -32-                    October 29, 1996

           (C) Withdrawal Suspension. A Participant who elects a withdrawal in accordance with Section 3E may have his Voluntary Employee Contributions suspended on the date such election becomes effective. Such suspension shall remain in effect for the number of months specified therein.

           (D) Involuntary Suspension. A Participant who ceases to meet the eligibility requirements as specified in
                 Section 2B.1 but who remains in the employ of the Employer shall have his Voluntary Employee Contributions suspended, effective as of the date he ceases to meet the eligibility requirements. Such suspension shall remain in effect until he again meets such eligibility requirements.

            The Participant may elect to reactivate his payroll deduction authorization by filing a written notice thereof with the Plan Administrator. The payroll deduction authorization shall be reactivated following the expiration of the suspension period described above.

2C.2  MONEY PURCHASE PENSION PLAN.

     (a) Contributions - Employer. As specified in the Adoption Agreement, the Employer shall contribute an amount equal to a fixed percentage of each Participant's Compensation, a flat dollar amount, or an amount integrated with Social Security in accordance with (1), (2) or (3) below:

           (1)   Formula A: Not Integrated with Social
                 Security. An amount equal to a percentage from l% to 25% of the Compensation of each Participant, as elected by the Employer in the Adoption Agreement, subject to the Limitations on Allocations in accordance with Section 4B.

           (2) Formula B: Flat Dollar Amount. An amount, as elected by the Employer in the Adoption Agreement. Formula B may not be elected under a standardized plan.

           (3)   Formula C: Integrated with Social Security.

                 Base Contribution: An amount equal to a
                 percentage (as specified in the Adoption Agreement) of Compensation of each Participant up to the Social Security Integration Level;

                 Excess Contribution: In addition, an amount equal to a percentage (as specified in the Adoption Agreement) of the Participant's Compensation which is in excess of the Social Security Integration Level, subject to the Limitations on Allocations in accordance with Section 4B. This Excess Contribution percentage shall not exceed the lesser of:

                (A)   twice the Base Contribution or

                (B)   the Base Contribution plus the greater of:

                      (i) old age insurance portion of the Old Age Survivor Disability (OASDI) tax rate; or

                      (ii)  5.7%.

                  If the Employer has elected in the Adoption Agreement to use a Social Security Integration Level that in any Plan Year is the greater of $10,000 or 20% but less than 100% of the Social Security Taxable Wage Base, then the 5.7% limitation specified in 2C.2(a)(3)(B)(ii) shall be adjusted in accordance with the following table:

Article II - General Provisions     -33-                    October 29, 1996

                          -----------------------------------------------------
                              If the Social
                           Security Integration                        Adjust
                                  Level                                5.7% to
                          ---------------------------------------------
                                 is more             but not more
                                   than                  than
                          -----------------------------------------------------
                          the greater of         80% of the Social      4.3%
                          $10,000 or             Security Taxable
                          20% of the Social      Wage Base
                          Security Taxable Wage
                          Base
                          80% of the Social      100% of the Social     5.4%
                          Security Taxable Wage  Security Taxable
                          Base                   Wage Base
                          -----------------------------------------------------

                  However, in the case of any Participant who has exceeded the Cumulative Permitted Disparity Limit described below, the Employer will contribute for each Participant who either completes more than 500 Hours of Service during the Plan Year or is employed on the last day of the Plan Year, an amount equal to the Excess Contribution percentage multiplied by the Participant's total Compensation.

            Annual Overall Permitted Disparity Limit. Notwithstanding the preceding provisions of this Section 2C.2(a), for any Plan Year this Plan benefits any Participant who benefits under another qualified plan or simplified employee pension plan, as defined in Code section 408(k), maintained by the Employer that provides for permitted disparity (or imputes disparity), Employer contributions and Forfeitures will be allocated to the account of each Participant who either completes more than 500 Hours of Service during the Plan Year or who is employed as of the last day of the Plan Year in the ratio that such Participant's total Compensation bears to the total Compensation of all Participants.

            Cumulative Permitted Disparity Limit. Effective for Plan Years beginning on or after January 1, 1995, the Cumulative Permitted Disparity Limit for a Participant is 35 total cumulative permitted disparity years. Total cumulative permitted years mean the number of years credited to the Participant for allocation or accrual purposes under this Plan, any other qualified plan or simplified employee pension plan (whether or not terminated) ever maintained by the Employer. For purposes of determining the Participant's Cumulative Permitted Disparity Limit, all years ending in the same calendar year are treated as the same year.
            If the Participant has not benefitted under a defined benefit or target benefit plan for any year beginning on or after January 1, 1994, the Participant has no Cumulative Permitted Disparity Limit.

Article II - General Provisions     -34-                    October 29, 1996

     (b)   Contributions - Participant.

           The Plan Administrator will not accept Required Employee Contributions or Voluntary Employee Contributions that are made for Plan Years beginning after the Plan Year in which this document is being adopted by the Employer. Required Employee Contributions and Voluntary Employee Contributions for Plan Years beginning after December 31, 1986, but before the Plan Year in which this document is adopted, will be limited so as to meet the nondiscrimination test of Code section 401(m) as provided in
           Section 4A.4.

     (c)   Contributions - Timing.

           Contributions made on other than an annual basis shall be paid to the Trust or Insurance Company, as applicable, not less frequently than monthly or every four weeks. Contributions made on an annual basis shall be paid to the Trust or the Insurance Company, as applicable, at the end of the Plan Year, or as soon as possible on or after the last day of such Plan Year, but in any event not later than the date prescribed by law for filing the Employer's income tax return, including any extension thereof. To the extent that contributions are used to purchase Life Insurance Policies, such contributions for any Plan Year may be paid to the Trust when premiums for such Policies are due during the Plan Year.

     (d)   Contributions - Allocation.

           Employer Contributions shall be allocated to the Participants' Account in accordance with the allocation requirements as specified by the Employer in the Adoption Agreement. If the Employer has adopted a standardized plan, the allocation of any nonannual contribution made by the Employer shall be made for each Participant who is a Participant on any day of the Contribution Period regardless of Hours of Service.

     (e)   Forfeitures.

           Forfeitures will be used in the manner elected in the Adoption Agreement as follows:

          (1) To reduce Employer contributions or pay Plan expenses; or

          (2) Allocated in the same manner elected in the Adoption Agreement for the allocation of Employer contributions; or

          (3)   First, to reduce Employer contributions or pay
                Plan expenses, with any remaining Forfeitures allocated in the same manner elected in the Adoption Agreement for the allocation of Employer contributions.

     (f)   Expenses.

           The Employer may contribute to the Plan the amount necessary to pay any applicable expense charges and administration charges. In lieu of the Employer contributing the amount necessary to pay such charges, these expenses may be paid from Plan assets.

Article II - General Provisions     -35-                    October 29, 1996

2C.3  ROLLOVER CONTRIBUTIONS.

      If elected by the Employer in the Adoption Agreement, and without regard to the limitations imposed under Section 4B, the Plan may receive Rollover Contributions on behalf of an Employee, if the Employee is so entitled under Code sections 402(c), 403(a)(4), or 408(d)(3)(A). Contributions may be rolled over either directly or indirectly, in the form of cash, and may be all or a portion of the funds eligible for rollover. Receipt of Rollover Contributions shall be subject to the approval of the Plan Administrator. Before approving the receipt of a Rollover Contribution, the Plan Administrator may request any documents or other information from an Employee or opinions of counsel which the Plan Administrator deems necessary to establish that such amount is a Rollover Contribution.

      If Rollover Contributions are elected by the Employer in the Adoption Agreement, they may be received from an Employee who is not otherwise eligible to participate in the Plan. Rollover Contributions may be withdrawn by such Employee pursuant to the provisions of the Adoption Agreement and Section 3E. In addition, such Employee may direct the investment and transfer of amounts in his Participant's Account pursuant to the terms of Section 5A. Upon Termination of Employment, such Employee shall be entitled to a distribution of his Participant's Account.

2C.4  CONTRIBUTIONS SUBJECT TO DAVIS-BACON ACT.

      If the Employer designates under the Adoption Agreement that Employer contributions are to be made in different amounts for different contracts subject to the Davis-Bacon Act or other Prevailing Wage Law, the Employer shall file with the Plan Administrator an irrevocable written designation for each Prevailing Wage Law project, stating the hourly contribution rate to be contributed to the Plan by the Employer for each class of Employees working on the project in order to comply with the Prevailing Wage Law applicable to the project. The contribution rate designation shall be irrevocable with respect to work on that project, although the hourly contribution rate may be increased prospectively by the filing of a new written contribution rate designation with the Plan Administrator.

2C.5  QVEC CONTRIBUTIONS.

      The Plan Administrator will not accept QVEC Contributions which are made for a taxable year beginning after December 31, 1986.
      Contributions made prior to that date will be maintained in a separate account that will be nonforfeitable at all times. The account will share in the gains and losses under the Plan in the same manner as described in Section 5A.3 of the Plan. No part of the QVEC Contributions portion of the Participant's Account will be used to purchase Life Insurance Policies. No part of the QVEC Contributions portion of the Participant's Account will be available for loans. Subject to Section 3C, Joint and Survivor Annuity Requirements (if applicable), the Participant may withdraw any part of his QVEC Contributions by making a written application to the Plan Administrator.

Article II - General Provisions     -36-                    October 29, 1996

                           ARTICLE III - DISTRIBUTIONS

                        3A. TIMING AND FORM OF BENEFITS

3A.1 PAYMENT OF BENEFITS. The rules and procedures for electing the timing and form of distribution effective for each Participant or Beneficiary shall be formulated and administered by the Plan Administrator in a consistent manner for all Participants in similar circumstances. For money purchase and target benefit plans, the normal form of distribution shall be a Life Annuity. For a profit sharing plan, the normal form of distribution shall be cash. For any plan, the distribution shall be made within an administratively reasonable time following the date the application for distribution is filed with the Plan Administrator.

     If elected by the Employer in the Adoption Agreement, a Participant, or his Beneficiary as the case may be, may elect to receive distribution of all or a portion of his Vested Interest in one or a combination of the following forms of payment:

     (a)   Single sum cash payment;

     (b)   Life Annuity;

     (c) Installment Payments (i.e., a series of periodic single-sum cash payments over time, with no life contingency);

     (d) Installment Refund Annuity (i.e., an Annuity that provides for fixed monthly payments for a period certain of not less than 3 nor more than 15 years. If a Participant dies before the period certain expires, the Annuity will be paid to the Participant's Beneficiary for the remainder of the period certain. The period certain shall be chosen by the Participant at the time the Annuity is purchased with the Participant's Vested Interest. The Installment Refund Annuity is not a Life Annuity and in no event shall the period certain extend to a period which equals or exceeds the life expectancy of the Participant);

     (e)   Employer stock, to the extent the Participant is invested therein.

      All distributions are subject to the provisions of Section 3C, Joint and Survivor Annuity Requirements.

      If the value of a Participant's Vested Interest has never exceeded $3,500 at anytime, the Employer shall indicate in the Adoption Agreement whether a distribution shall be made in the form of a single sum cash payment upon such Participant's Termination of Employment and may not be deferred or the Participant may elect to defer distribution until the April 1 following the calendar year in which he reaches age 70-1/2. If the Employer permits Participants to defer such distributions, failure to make an election will be deemed to be an election to defer to the April 1 following the calendar year in which the Participant reaches age 70-1/2.

      If the Participant's Vested Interest exceeds (or at the time of any prior distribution exceeded) $3,500, and such amount is immediately distributable, the Participant and the Participant's Spouse, if required, (or where either the Participant or the Spouse has died, the survivor) must consent to any distribution of such account balance.
      The consent of the Participant and the Participant's Spouse, if required, shall be obtained in writing within the 90-day period ending on the Annuity Starting Date. The "Annuity Starting Date" is the first day of the first period for which an amount is paid as an Annuity or any other form.

Article III - Distributions             -37-                    October 29, 1996

      An account balance is considered immediately distributable if any part of the account balance could be distributed to the Participant (or surviving Spouse) before the Participant attains (or would have attained if not deceased) the later of Normal Retirement Age or age 62.

      Instead of consenting to a distribution, the Participant may elect to defer the distribution until the April 1 following the calendar year in which he reaches age 70-1/2. Failure to make an election will be deemed to be an election to defer to the April 1 following the calendar year in which he reaches age 70-1/2.

      The Plan Administrator shall notify the Participant and the Participant's Spouse of the right to defer any distribution. Such notification shall include a general description of the material features and an explanation of the relative values of the optional forms of benefit available under the Plan in a manner that would satisfy the notice requirements of Code section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the Annuity Starting Date.

      If the distribution is one to which Code sections 401(a)(11) and 417 do not apply, such distribution may commence less than 30 days after the notice required under Code regulation section 1.411(a)-11(c) is given, provided that:

      (a) The Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option); and

      (b) The Participant, after receiving the notice, affirmatively elects a distribution.

      Notwithstanding the foregoing, only the Participant need consent to the commencement of a distribution in the form of a Qualified Joint and Survivor Annuity while the account balance is immediately distributable. Furthermore, if payment in the form of a Qualified Joint and Survivor Annuity is not required with respect to the Participant pursuant to Section 3C.6 of the Plan, only the Participant need consent to the distribution of an account balance that is immediately distributable. Neither the consent of the Participant nor the Participant's Spouse shall be required to the extent that a distribution is required to satisfy Code section 401(a)(9) or section
      415. In addition, upon termination of this Plan, if the Plan does not offer an annuity option (purchased from a commercial provider) and if the Employer or any entity within the same controlled group as the Employer does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code section 4975(e)(7)), the Participant's account balance will, without the Participant's consent, be distributed to the Participant. However, if any entity within the same controlled group as the Employer maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code section 4975(e)(7), then the Participant's account balance will be transferred without the Participant's consent to the other plan if the Participant does not consent to an immediate distribution.

      For purposes of determining the applicability of the foregoing consent requirements to distributions made before the first day of the first Plan Year beginning after December 31, 1988, the Participant's vested account balance shall not include amounts attributable to QVEC Contributions made between December 31, 1981 and January 1, 1987, plus gains and minus losses thereon ("accumulated QVEC Contributions").

      The terms of any annuity contract purchased and distributed by the Plan to a Participant or Spouse shall comply with the requirements of this Plan.

     Article III - Distributions     -38-                    October 29, 1996

      A Participant who terminates employment and does not consent to an immediate distribution shall have his distribution deferred. Such a distribution shall commence no later than the April 1 following the date the Participant attains age of 70-1/2. Loans may not be initiated for Participants covered by this paragraph except if, after his Termination of Employment, the Participant is still a party-in-interest (as defined in ERISA). A Participant who continues to maintain an account balance under the Plan may elect to withdraw an amount which is equal to any whole percentage (not to exceed 100%) from his Participant's Account. Such an election shall be made in accordance with Section 3E. Such Participant as described herein shall have the authority to direct the transfer of his Vested Interest in accordance with Section 5A.2. The election to defer distribution may be revoked at any time by submitting a written request to the Plan Administrator. Any Forfeiture attributable to withdrawals shall be subject to the requirements of Sections 3D.1 and 3E.8 of the Plan. A Participant whose Termination of Employment is on or after his Early Retirement Date may elect to defer the distribution subject to the requirements of
      Section 3B.

3A.2 COMMENCEMENT OF BENEFITS. Unless the Participant elects otherwise, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which:

      (a) The Participant attains age 65 (or Normal Retirement Age, if earlier);

      (b) The 10th anniversary of the year in which the Participant commenced participation in the Plan occurs; or,

      (c)   The Participant terminates Service with the Employer.

      Notwithstanding the foregoing, the failure of a Participant and Spouse to consent to a distribution, if required, while a benefit is immediately distributable within the meaning of Section 3A.1 of the Plan, shall be deemed to be an election to defer distribution to the date the Participant attains age 70-1/2.

      However, in no event shall distribution of that portion of a Participant's Account attributable to Elective Deferral Contributions, Qualified Matching Contributions, and Qualified Nonelective Contributions be made prior to the earliest of the Participant's Retirement, death, Disability, separation from Service, attainment of age 59-1/2, or, with respect to Elective Deferral Contributions only, due to Serious Financial Hardship, unless such distribution is made on account of:

      (a) The Employer's sale, to an unrelated entity, of its interest in a subsidiary (within the meaning of Code section 409(d)(3)), where the Employer continues to maintain this Plan and the Participant continues employment with the subsidiary; or

      (b) The Employer's sale, to an unrelated corporation, of substantially all assets (within the meaning of Code section 409(d)(2)) used in its trade or business, where the Employer continues to maintain this Plan and the Participant continues employment with the employer acquiring such assets; or

      (c) The termination of the Plan, as provided in Section 7B, without the establishment of another defined contribution plan, other than an employee stock ownership plan (as defined in Code sections 4975(e) or 409) or a simplified employee pension plan as defined in Code section 408(k).

      All distributions that may be made in accordance with one or more of the preceding distributable events are subject to the spousal and Participant consent requirements (if applicable) of Code sections 401(a)(11) and 417. In addition, distributions made after March 31, 1988, which are triggered by any of the events described in the immediately preceding paragraphs (a), (b), or (c), must be made in a lump sum.

 Article III - Distributions     -39-                    October 29, 1996

3A.3 FROM LIFE INSURANCE POLICIES. The Trustee shall arrange with the Insurance Company any distribution due to any Participant during his lifetime from any Life Insurance Policy or Policies on his life. The manner of distribution shall be a transfer of the values of said Policy or Policies to the Participant's Account for distribution as a portion thereof in accordance with this Section.

      Subject to Section 3C, Joint and Survivor Annuity Requirements, the Policies on a Participant's life will be converted to cash or an Annuity or distributed to the Participant upon commencement of benefits.

      In the event of any conflict between the terms of this Plan and the terms of any Life Insurance Policy purchased hereunder, the Plan provisions shall control.

3A.4 NONTRANSFERABLE. Any Annuity Contract distributed herefrom must be nontransferable.

3A.5  ALTERNATE PAYEE SPECIAL DISTRIBUTION.  Distributions pursuant to
      Section 5D.8 may be made without regard to the age or employment status of the Participant.


                      3B. MINIMUM DISTRIBUTION REQUIREMENTS

3B.1 DEFINITIONS.

    (a)   APPLICABLE LIFE EXPECTANCY.  The term Applicable Life
          Expectancy means the Life Expectancy (or joint and last survivor expectancy) calculated using the attained age of the Participant (or Designated Beneficiary) as of the Participant's (or Designated Beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date Life Expectancy was first calculated. If Life Expectancy is being recalculated, the Applicable Life Expectancy shall be the Life Expectancy so recalculated. The applicable calendar year shall be the first Distribution Calendar Year, and if Life Expectancy is being recalculated, such succeeding calendar year.

    (b) DESIGNATED BENEFICIARY. The term Designated Beneficiary means the individual who is designated as the Beneficiary under the Plan in accordance with Code section 401(a)(9) and the regulations thereunder. If a Participant's Beneficiary, as determined in accordance with Section 1.8, is his estate, such Participant shall be treated as having no Designated Beneficiary.

    (c)   DISTRIBUTION CALENDAR YEAR.  The term Distribution Calendar
          Year means a calendar year for which a minimum distribution is required. For distributions beginning before the Participant's death, the first Distribution Calendar Year is the calendar year immediately preceding the calendar year which contains the Participant's Required Beginning Date. For distributions beginning after the Participant's death, the first Distribution Calendar Year is the calendar year in which distributions are required to begin pursuant to Section 3B.3 below.

    (d) 5-PERCENT OWNER. For purposes of this Section, the term 5-Percent Owner means a 5-percent owner as defined in Code section 416(i) (determined in accordance with section 416 but without regard to whether the Plan is Top-Heavy) at any time during the Plan Year ending with or within the calendar year in which such Employee attains age 66-1/2 or any later Plan Year.

 Article III - Distributions     -40-                    October 29, 1996

    (e) LIFE EXPECTANCY. The term Life Expectancy means life expectancy and joint and last survivor expectancy as computed by use of the expected return multiples in Table V and VI of section 1.72-9 of the Income Tax Regulations.

          Unless otherwise elected by the Participant (or Spouse, in the case of distributions described in Section 3B.3(b)(2)) by the time distributions are required to begin, Life Expectancies shall be recalculated annually. Such election shall be irrevocable as to the Participant (or Spouse) and shall apply to all subsequent years. The Life Expectancy of a non-Spouse Beneficiary may not be recalculated.

    (f) PARTICIPANT'S BENEFIT. The term Participant's Benefit means:

         (1) The Participant's Vested Interest as of the last valuation date in the calendar year immediately preceding the Distribution Calendar Year ( Valuation Calendar Year ) increased by the amount of any contributions or Forfeitures allocated to the Participant's Account as of dates in the Valuation Calendar Year after the valuation date and decreased by distributions made in the Valuation Calendar Year after the valuation date.

         (2)   Exception for second Distribution Calendar
               Year. For purposes of paragraph (1) above, if any portion of the minimum distribution for the first Distribution Calendar Year is made in the second Distribution Calendar Year on or before the Required Beginning Date, the amount of the minimum distribution made in the second Distribution Calendar Year shall be treated as if it had been made in the immediately preceding Distribution Calendar Year.

    (g) REQUIRED BEGINNING DATE. The term Required Beginning Date means:

          (1)   General Rule.  The first Required Beginning
                Date of a Participant is the first day of April of the calendar year following the calendar year in which the Participant attains age 70-1/2.

          (2)   Transitional Rules.  The Required Beginning
                Date of a Participant who attains age 70-1/2 before January 1, 1988, shall be determined in accordance with (A) or (B) below:

                (A)   Non-5-Percent Owners.  The Required
                      Beginning Date of a Participant who is not a 5-Percent Owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70-1/2 occurs.

                (B)   5-Percent Owners.  The Required
                      Beginning Date of a Participant who is a 5-Percent Owner during any year beginning after December 31, 1979 is the first day of April following the later of:

                      (i)   The calendar year in
                            which the Participant attains age 70-1/2; or

                      (ii)  The earlier of the
                            calendar year which ends with or within the Plan Year in which the Participant becomes a 5-Percent Owner, or the calendar year in which the Participant retires.

 Article III - Distributions     -41-                    October 29, 1996

                            The Required Beginning Date of a Participant who is not a 5-Percent Owner who attained age 70-1/2 during 1988 and who has not retired as of January 1, 1989 is April 1, 1990.

          (3) Once distributions have begun to a 5-Percent Owner under this Section, they must continue to be distributed, even if the Participant ceases to be a 5-Percent Owner in a later year.

3B.2  DISTRIBUTION REQUIREMENTS.

     (a) Except as otherwise provided in Section 3C, Joint and Survivor Annuity Requirements, the requirements of this Section
           3B shall apply to any distribution of a Participant's Accrued Benefit and will take precedence over any inconsistent provisions of this Plan. Unless otherwise specified, the provisions of this Section apply to calendar years beginning after December 31, 1984.

     (b) All distributions required under this Section 3B shall be determined and made in accordance with regulations under section 401(a)(9), including the minimum distribution incidental benefit requirement of regulations section 1.401(a)(9)-2.

           A Participant's entire Vested Interest must be distributed or begin to be distributed no later than the Participant's Required Beginning Date.

     (c)   Limits on Distribution Periods.  As of the first
           Distribution Calendar Year, distributions, if not made in a single sum, may only be made over one of the following periods (or a combination thereof):

           (1)   The life of the Participant;

           (2)   The life of the Participant and a Designated
                 Beneficiary;

           (3)   A period certain not extending beyond the Life
                 Expectancy of the Participant; or

           (4) A period certain not extending beyond the joint and last survivor expectancy of the Participant and a Designated Beneficiary.

     (d) Determination of amount to be distributed each year. If the Participant's Vested Interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the Required Beginning Date:

          (1) If the Participant's entire Vested Interest is to be distributed over (1 a period not extending beyond the Life Expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's Designated Beneficiary or (2) a period not extending beyond the Life Expectancy of the Designated Beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first Distribution Calendar Year, must at least equal the quotient obtained by dividing the Participant's benefit by the Applicable Life Expectancy.

          (2) For calendar years beginning before January 1, 1989, if the Participant's Spouse is not the Designated Beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the Life Expectancy of the Participant.

 Article III - Distributions     -42-                    October 29, 1996

          (3) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first Distribution Calendar Year, shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the Applicable Life Expectancy or (2) if the Participant's Spouse is not the Designated Beneficiary, the applicable divisor determined from the table set forth in regulations section 1.401(a)(9)-2, Q&A-4. Distributions after the death of the Participant shall be distributed using the Applicable Life Expectancy in Section 3B.2(d)(1) above, as the relevant divisor without regard to regulations section 1.401(a)(9)-2.

          (4) The minimum distribution required for the Participant's first Distribution Calendar Year must be made on or before the Participant's Required Beginning Date.
                The minimum distribution for other calendar years, including the minimum distribution for the Distribution Calendar Year in which the Employee's Required Beginning Date occurs, must be made on or before December 31 of that Distribution Calendar Year.

      (e) Other Forms. If the Participant's benefit is distributed in the form of an Annuity purchased from an Insurance Company, distributions thereunder shall be made in accordance with the requirements of Code section 401(a)(9) and the regulations thereunder.

3B.3 DEATH DISTRIBUTION PROVISIONS. Upon the death of the Participant, the following distribution provisions shall take effect:

      (a) Distributions Beginning Before Death. If the Participant dies after distribution of his entire Vested Interest has begun, the remaining portion of such entire Vested Interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

      (b) Distributions Beginning After Death. If the Participant dies before distribution of his entire Vested Interest begins, distribution of the Participant's entire Vested Interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death except to the extent that an election is made to receive distributions in accordance with (1) or (2) below:

          (1)   If any portion of the Participant's entire
                Vested Interest is payable to a Designated Beneficiary, distributions may be made over the Life Expectancy of the Designated Beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the Participant died;

          (2)   If the Designated Beneficiary is the
                Participant's surviving Spouse, the date distributions are required to begin in accordance with (1) above shall not be earlier than the later of (i) December 31 of the calendar year immediately following the calendar year in which the Participant died and (ii) December 31 of the calendar year in which the Participant would have attained age 70-1/2.

           If the Participant has not made an election pursuant to this Section 3B.3(b) by the time of his or her death, the Participant's Designated Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Section, or (2) December 31 of the calendar year which contains the fifth anniversary of the Participant's date of death. If the Participant has no Designated Beneficiary, or if the Designated Beneficiary does not elect a method of distribution, distribution of the Participant's entire Vested Interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death and will be paid in the form of a single sum cash payment.

 Article III - Distributions     -43-                    October 29, 1996

      (c)  For purposes of Section 3B.3(b) above, if the surviving
           Spouse dies after the Participant, but before payments to such Spouse begin, the provisions of this Section, with the exception of paragraph (b)(2) therein, shall be applied as if the surviving Spouse were the Participant.

      (d) For purposes of this Section, distribution of a Participant's entire Vested Interest pursuant to Section 3B.3(b) is considered to begin on the Participant's Required Beginning Date (or, if paragraph (c) above is applicable, the date distribution is required to begin to the Surviving Spouse). If distribution in the form of an Annuity irrevocably commences to the Participant before the Required Beginning Date, the date distribution is considered to begin is the date distribution actually commences.

3B.4  TRANSITIONAL RULE.

      (a) Notwithstanding the other requirements of this Section 3B and subject to the requirements of Section 3C, Joint and Survivor Annuity Requirements, distribution on behalf of any Employee, including a 5-Percent Owner, may be made in accordance with all of the following requirements (regardless of when such distribution commences):

           (1) The distribution by the Plan is one which would not have disqualified such Plan under Code section 401(a)(9) as in effect prior to amendment by the Deficit Reduction Act of 1984.

           (2) The distribution is in accordance with a method of distribution designated by the Employee whose entire Vested Interest in the Plan is being distributed or, if the Employee is deceased, by a Beneficiary of such Employee.

           (3) Such designation was in writing, was signed by the Employee or the Beneficiary, and was made before January 1, 1984.

           (4) The Employee had accrued a benefit under the Plan as of December 31, 1983.

           (5) The method of distribution designated by the Employee or the Beneficiary specifies the time at which distribution will commence, the period over which distributions will be made, and in the case of any distribution upon the Employee's death, the Beneficiaries of the Employee listed in order of priority.

      (b) A distribution upon death will not be covered by this transitional rule unless the information in the designation contains the required information described above with respect to the distribution to be made upon the death of the Employee.

      (c) For any distribution that commences before January 1, 1984, but continues after December 31, 1983, the Employee or the Beneficiary, to whom such distribution is being made, will be presumed to have designated the method of distribution under which the distribution is being made if the method of distribution was specified in writing and the distribution satisfies the requirements in subsections (a)(1) and (5).

      (d) If a designation is revoked, any subsequent distribution must satisfy the requirements of Code section 401(a)(9) and related regulations. If a designation is revoked subsequent to the date distributions are required to begin, the Plan must distribute by the end of the calendar year following the calendar year in which the revocation occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Code section 401(a)(9) and related regulations, except for the TEFRA section 242(b)(2) election. For calendar years beginning after December 31, 1988, such distributions must meet the minimum distribution incidental benefit requirements in regulations section 1.401(a)(9)-2. Any changes in the designation will be considered to be a revocation of the designation. However, the mere substitution or addition of another Beneficiary (one not named in the designation) under the designation will not be considered to be a revocation of the designation, so long as such substitution or addition does not alter the period over which distributions are to be made under the designation, directly or indirectly (for example, by altering the relevant measuring life). In the case in which an amount is transferred or rolled from one plan to another plan, the rules in Q&A J-2 and Q&A J-3 shall apply.

 Article III - Distributions     -44-                    October 29, 1996

                  3C. JOINT AND SURVIVOR ANNUITY REQUIREMENTS

3C.1 APPLICABILITY. Except as provided in Section 3C.6, the provisions of this Section 3C shall apply to any Participant who is credited with at least one Hour of Service with the Employer on or after August 23, 1984, and such other Participants as provided in Section 3C.7.

3C.2 DEFINITIONS.  The following definitions shall apply to this Section 3C.

     (a) EARLIEST RETIREMENT AGE. The term Earliest Retirement Age means the earliest date on which, under the Plan, the Participant could elect to receive retirement benefits.

     (b) ELECTION PERIOD. The term Election Period means the period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant's death. If a Participant separates from service prior to the first day of the Plan Year in which he attains age 35, with respect to the Vested Account Balance as of the date of separation, the election period shall begin on the date of separation.

           Pre-age 35 waiver: A Participant who will not yet attain age 35 as of the end of any current Plan Year may make a special Qualified Election to waive the Qualified Preretirement Survivor Annuity for the period beginning on the date of such election and ending on the first day of the Plan Year in which the Participant will attain age 35. Such election shall not be valid unless the Participant receives a written explanation of the Qualified Preretirement Survivor Annuity in such terms as are comparable to the explanation required under Section 3C.5(a). Except as provided in Section 3C.6, Qualified Preretirement Survivor coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Section 3C.

     (c)   QUALIFIED ELECTION.  The term Qualified Election means a
           waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity. Any waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor
           Annuity shall not be effective unless:   (a) the Participant's
           Spouse consents in writing to the election; (b) the election designates a specific Beneficiary, including any class of beneficiaries or any contingent beneficiaries, which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent); (c) the Spouse's consent acknowledges the effect of the election; and (d) the Spouse's consent is witnessed by a Plan representative or notary public.

 Article III - Distributions     -45-                    October 29, 1996

           Additionally, a Participant's waiver of the Qualified Joint and Survivor Annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent). If it is established to the satisfaction of a Plan representative that there is no Spouse or that the Spouse cannot be located, a waiver will be deemed a Qualified Election.

           Any consent by a Spouse obtained under this provision (or establishment that the consent of a Spouse may not be obtained) shall be effective only with respect to such Spouse. A consent that permits designations by the Participant without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a Participant without the consent of the Spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the Participant has received notice as provided in Section 3C.5 below.

     (d)   QUALIFIED JOINT AND SURVIVOR ANNUITY.  The term Qualified
           Joint and Survivor Annuity means an immediate Annuity for the life of the Participant with a survivor Annuity for the life of the Spouse which is not less than 50 percent and not more than 100 percent of the amount of the Annuity which is payable during the joint lives of the Participant and the Spouse and which is the amount of benefit which can be purchased with the Participant's Vested Account Balance. The percentage of the survivor annuity under the Plan shall be 50 percent (unless a different percentage is elected by the Participant).

     (e) VESTED ACCOUNT BALANCE. The term Vested Account Balance means the aggregate value of the Participant's vested account balances derived from contributions made by both the Participant and Employer, whether vested before or upon death, including the proceeds of insurance contracts, if any, on the Participant's life and Rollover Contributions. The provisions of this Section
           3C shall apply to a Participant who is vested in amounts attributable to Employer contributions, Employee Contributions
           (or both) made under this Plan at the time of death or distribution.

3C.3 QUALIFIED JOINT AND SURVIVOR ANNUITY. Unless an optional form of benefit is selected pursuant to a Qualified Election within the 90-day period ending on the Annuity Starting Date, a married Participant's Vested Account Balance will be paid in the form of a Qualified Joint and Survivor Annuity and an unmarried Participant's Vested Account Balance will be paid in the form of a Life Annuity. The Participant may elect to have such Annuity distributed upon attainment of the Earliest Retirement Age under the Plan.

3C.4 QUALIFIED PRERETIREMENT SURVIVOR ANNUITY. Unless an optional form of benefit has been selected within the Election Period pursuant to a Qualified Election, if a Participant dies before the Annuity Starting Date, then no less than 50 percent (or 100 percent if so elected in the Adoption Agreement) of the Participant's Vested Account Balance shall be applied toward the purchase of an Annuity for the life of the surviving Spouse. If less than 100 percent is selected, then the remaining portion of the Vested Account Balance shall be paid to the Participant's Beneficiary. If less than 100 percent of the Vested Account Balance is paid to the surviving Spouse, the amount of Employee Contributions allocated to the surviving Spouse will be in the same proportion as the Employee Contributions bears to the total Vested Account Balance of the Participant. The surviving Spouse may elect to have such Annuity distributed within a reasonable period after the Participant's death.

 Article III - Distributions     -46-                    October 29, 1996

3C.5  NOTICE REQUIREMENTS.

      (a) In the case of a Qualified Joint and Survivor Annuity, the Plan Administrator shall no less than 30 days and no more than 90 days prior to the Annuity Starting Date provide each Participant with a written explanation of: (i) the terms and conditions of a Qualified Joint and Survivor Annuity; (ii) the Participant's right to make and the effect of an election to waive the Qualified Joint and Survivor Annuity form of benefit; (iii) the rights of a Participant's Spouse; and (iv) the right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity.

      (b) In the case of a Qualified Preretirement Survivor Annuity, the Plan Administrator shall provide each Participant within the applicable period (described in subsection (c) below) for such Participant a written explanation of the Qualified Preretirement Survivor Annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 3C.5(a) applicable to a Qualified Joint and Survivor Annuity.

      (c) The "applicable period" for a Participant is whichever of the following periods ends last: (i) the period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35; (ii) a reasonable period ending after the individual becomes a Participant; (iii) a reasonable period ending after the Qualified Joint and Survivor Annuity is no longer fully subsidized; (iv) a reasonable period ending after this Section 3C first applies to the Participant. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from Service before attaining age 35.

            For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii),
            (iii) and (iv) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a Participant who separates from Service before the Plan Year in which he attains age 35, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a Participant thereafter returns to employment with the Employer, the applicable period for such Participant shall be redetermined.

      (d) Notwithstanding the other requirements of this Section, the respective notices prescribed by this Section need not be given to a Participant if (1) the Plan "fully subsidizes" the costs of a Qualified Joint and Survivor Annuity or Qualified Preretirement Survivor Annuity, and (2) the Plan does not allow the Participant to waive the Qualified Joint and Survivor Annuity or Qualified Preretirement Survivor Annuity and does not allow a married Participant to designate a nonspouse Beneficiary. For purposes of this Section 3C.5(d), a Plan fully subsidizes the costs of a benefit if no increase in cost or decrease in benefits to the Participant may result from the Participant's failure to elect another benefit.

 Article III - Distributions     -47-                    October 29, 1996

3C.6  SAFE HARBOR RULES.
      (a) This Section shall apply to a Participant in a profit sharing plan, and to any distribution made on or after the first day of the first Plan Year beginning after December 31, 1988, from or under a separate account attributable solely to accumulated QVEC Contributions (as described in Section 3A.1), and maintained on behalf of a Participant in a money purchase pension plan (including a target benefit plan), if the following conditions are met:(1) the Participant does not or cannot elect payments in the form of a Life Annuity; and
          (2) on the death of a Participant, the Participant's Vested Account Balance will be paid to the Participant's surviving Spouse, but if there is no surviving Spouse, or if the surviving Spouse has consented in a manner conforming to a Qualified Election, then to the Participant's designated Beneficiary.

      (b) The surviving Spouse may elect to have distribution of the Vested Account Balance commence within the 90-day period following the date of the Participant's death. The account balance shall be adjusted for gains or losses occurring after the Participant's death in accordance with the provisions of the Plan governing the adjustment of account balances for other types of distributions.

      (c) The Participant may waive the spousal death benefit described in this Section 3C.6 at any time provided that no such waiver shall be effective unless it satisfies the conditions of
            Section 3C.2(c) (other than the notification requirement referred to therein) that would apply to the Participant's waiver of the Qualified Preretirement Survivor Annuity.

      (d) If this Section 3C.6 is operative, then the other provisions of this Section 3C, other than Section 3C.7, shall be inoperative.

            This Section 3C.6 shall not be operative with respect to a Participant in a profit sharing plan if the plan is a direct or indirect transferee of a defined benefit plan, money purchase plan, a target benefit plan, stock bonus, or profit sharing plan that is subject to the survivor annuity requirements of Code sections 401(a)(11) and 417.

      (e) For purposes of this Section 3C.6, the term Vested Account Balance shall mean, in the case of a money purchase pension plan or a target benefit plan, the Participant's separate account balance attributable solely to accumulated QVEC Contributions (as described in Section 3A.1). In the case of a profit sharing plan, the term Vested Account Balance shall have the same meaning as provided in Section 3C.2(e).

3C.7  TRANSITIONAL RULES.

      (a) Any living Participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous Sections of this Section 3C must be given the opportunity to elect to have the prior Sections of this Section 3C apply if such Participant is credited with at least one Hour of Service under this Plan or a predecessor plan in a Plan Year beginning on or after January 1, 1976, and such Participant had at least 10 years of vesting Service when he separated from Service.

      (b) Any living Participant not receiving benefits on August 23, 1984, who was credited with at least one Hour of Service under this Plan or a predecessor plan on or after September 2, 1974, and who is not otherwise credited with any Service in a Plan Year beginning on or after January 1, 1976, must be given the opportunity to have his benefits paid in accordance with Section 3C.7(d).

      (c) The respective opportunities to elect (as described in Sections 3C.7(a) and 3C.7(b) above) must be afforded to the appropriate Participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said Participants.

 Article III - Distributions     -48-                    October 29, 1996

      (d)   Any Participant who has elected pursuant to Section
            3C.7(b), and any Participant who does not elect under Section 3C.7(a), or who meets the requirements of Section 3C.7(a), except that such Participant does not have at least 10 years of vesting Service when he separates from Service, shall have his benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a Life Annuity:

            (1) Automatic Joint and Survivor Annuity. If benefits in the form of a Life Annuity become payable to a married Participant who:

                  (A)   Begins to receive payments under
                        the Plan on or after Normal Retirement Age; or

                  (B)   Dies on or after Normal Retirement
                        Age while still working for the Employer; or

                  (C)   Begins to receive payments on or
                        after the Qualified Early Retirement Age; or

                  (D)   Separates from Service on or after attaining
                        Normal Retirement Age (or the Qualified Early Retirement Age) and after satisfying the eligibility requirements for the payment of benefits under the Plan and thereafter dies before beginning to receive such benefits;

                  then such benefits will be received under this Plan in the form of a Qualified Joint and Survivor Annuity, unless the Participant has elected otherwise during the Election Period. The Election Period must begin at least 6 months before the Participant attains Qualified Early Retirement Age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the Participant at any time.

            (2)   Election of Early Survivor Annuity.  A
                  Participant who is employed after attaining the Qualified Early Retirement Age will be given the opportunity to elect, during the Election Period, to have a survivor Annuity payable on death. If the Participant elects the survivor Annuity, payments under such Annuity must not be less than the payments which would have been made to the Spouse under the Qualified Joint and Survivor Annuity if the Participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the Participant at any time. The Election Period begins on the later of (1) the 90th day before the Participant attains the Qualified Early Retirement Age, or (2) the date on which participation begins, and ends on the date the Participant terminates employment.

            (3)   For purposes of this Section 3C.7(d):

                 (A)   Qualified Early Retirement Age is
                        the latest of:

                        (i)   The earliest date,
                              under the Plan, on which the Participant may elect to receive retirement benefits;

                        (ii)  The first day of the
                              120th month beginning before the Participant reaches Normal Retirement Age; or

 Article III - Distributions     -49-                    October 29, 1996

                        (iii) The date the Participant begins participation.

                  (B)   Qualified Joint and Survivor
                        Annuity is an Annuity for the life of the Participant with a survivor Annuity for the life of the Spouse as described in Section 3C.2(d).


                          3D. TERMINATION OF EMPLOYMENT

3D.1 DISTRIBUTION. A Participant who terminates employment shall be entitled to receive a distribution of his entire Vested Interest. Such distribution shall be further subject to the terms and conditions of Section 3C. The method used, as elected by the Employer in the Adoption Agreement, is one of the following:

     (a)   Immediate (Cash-Out Method).

            If at the time of his Termination of Employment the Participant is not 100% vested and does not take a distribution from the portion of his Vested Interest that is attributable to contributions made by the Employer, the non-vested portion of his Participant's Account will become a Forfeiture upon the date such terminated Participant incurs 5 consecutive 1-Year Breaks-in-Service.

            However, if at the time of his Termination of Employment the Participant is not 100% vested and does take a distribution from the portion of his Vested Interest that is attributable to contributions made by the Employer, or if the Participant is 0% vested, the non-vested portion of his Participant's Account will become a Forfeiture immediately upon the Participant's Termination of Employment date.

            If a Participant whose non-vested portion of his Participant's Account became a Forfeiture in accordance with the terms of the preceding paragraph is later rehired by the Employer and re-enrolls in the Plan before incurring 5 consecutive 1-Year Breaks-in-Service, then the amount of the Forfeiture shall be restored to the Participant's Account by the Employer in accordance with the repayment provision elected by the Employer in the Adoption Agreement and described in Section 3D.2.

     (b)    1-Year Break-in-Service (Cash-Out Method).

            If at the time of his Termination of Employment the Participant is not 100% vested and does not take a distribution from the portion of his Vested Interest that is attributable to contributions made by the Employer, the non-vested portion of his Participant's Account will become a Forfeiture upon the date such terminated Participant incurs 5 consecutive 1-Year Breaks-in-Service.

            However, if at the time of his Termination of Employment the Participant is not 100% vested and does take a distribution from the portion of his Vested Interest that is attributable to contributions made by the Employer, or if the Participant is 0% vested, the non-vested portion of his Participant's Account will become a Forfeiture upon the date such terminated Participant incurs a 1-Year Break-in-Service.

            If a terminated Participant, whose non-vested portion of his Participant's Account became a Forfeiture in accordance with the terms of the preceding paragraph, is later rehired by the Employer and re-enrolls in the Plan before incurring 5 consecutive 1-Year Breaks-in-Service, then the amount of the Forfeiture shall be restored to the Participant's Account by the Employer in accordance with the repayment provision elected by the Employer in the Adoption Agreement and described in Section 3D.2.

 Article III - Distributions     -50-                    October 29, 1996

     (c)   5 Consecutive 1-Year Breaks-in-Service.

            If at the time of his Termination of Employment the Participant is not 100% vested, the non-vested portion of his Participant's Account will become a Forfeiture upon the date the terminated Participant incurs 5 consecutive 1-Year
            Breaks-in-Service.

3D.2  REPAYMENT OF PRIOR DISTRIBUTION.

      If a terminated Participant is later rehired by the Employer and re-enrolls in the Plan, the following Optional Payback or Required Payback provisions, as elected by the Employer in the Adoption Agreement, will apply:

      (a)   Optional Payback:

            (1) If the Participant was 0% vested at his Termination of Employment and did not incur 5 consecutive 1-Year Breaks-in-Service after such date, the amount which became a Forfeiture, if any, shall be restored by the Employer at the time such Participant re-enrolls in the Plan.

            (2) If the Participant was vested but not 100% vested at his Termination of Employment and did not incur 5 consecutive 1-Year Breaks-in-Service after such date, the amount which became a Forfeiture, if any, shall be restored by the Employer at the time such Participant re-enrolls in the Plan. In addition, the Participant may repay the full amount of the distribution attributable to Employer contributions, if any, made at his Termination of Employment. Such repayment of Employer contributions, however, must be made before the Participant has incurred 5 consecutive 1-Year Breaks-in-Service following the date he received the distribution or five years after the Participant is rehired by the Employer, whichever is earlier.

            (3) If the Participant had incurred 5 consecutive 1-Year Breaks-in-Service after his termination of Employment, the amount of the Participant's Account that became a Forfeiture shall remain a Forfeiture and such Participant shall be prohibited from repaying a distribution made at his Termination of Employment.

      (b)   Required Payback:

            (1) If the Participant was 0% vested at his Termination of Employment and did not incur 5 consecutive 1-Year Breaks-in-Service after such date, the amount which became a Forfeiture, if any, shall be restored by the Employer at the time such Participant re-enrolls in the Plan.

            (2) If the Participant was vested but not 100% vested at his Termination of Employment and did not incur 5 consecutive 1-Year Breaks-in-Service after such date, the Participant shall be required to repay the full amount of the distribution attributable to Employer contributions, if any, made at his Termination of Employment. Such repayment of Employer contributions, however, must be made before the Participant has incurred 5 consecutive 1-Year Breaks-in-Service following the date he received the distribution or five years after the Participant is rehired by the Employer, whichever is earlier.
                  When the Participant makes such repayment, the amount which became a Forfeiture, if any, shall be restored by the Employer at the same time such repayment is made. However, if the Participant does not repay the distribution made in accordance with this Section 3D within the period of time specified above, that Forfeiture shall remain a Forfeiture.

 Article III - Distributions     -51-                    October 29, 1996

            (3) If the Participant had incurred 5 consecutive 1-Year Breaks-in-Service after his Termination of Employment, the amount of the Participant's Account that became a Forfeiture shall remain a Forfeiture and such Participant shall be prohibited from repaying the distribution made at his Termination of Employment.

3D.3 LIFE INSURANCE POLICY. If all or any portion of the value of any Life Insurance Policy on the Participant's life will become a Forfeiture, the Participant shall have the right to buy such policy from the Trustee for the then value of such policy less the value of any Vested Interest therein, within 30 days after written notice from the Trustee is mailed to his last known address.

3D.4 NO FURTHER RIGHTS OR INTEREST. A Participant shall have no further interest in or any rights to any portion of his Participant's Account that becomes a Forfeiture due to his Termination of Employment once the Participant incurs 5 consecutive 1-Year Breaks-in-Service in accordance with Section 2A.4.

3D.5 FORFEITURE. Any Forfeiture arising in accordance with the provisions of Section 3D.1 shall be treated as follows:

      Any amount of Forfeitures shall be used in accordance with (a), (b), or
      (c) below, in the manner set forth in Section 2C.

      (a) Employer Credit. Forfeitures shall be used by the Employer to reduce and in lieu of the Employer contribution next due under
            Section 2C, or to pay Plan expenses, at the earliest opportunity after such Forfeiture becomes available.

      (b) Reallocation. Forfeitures shall be allocated in accordance with the allocation formula of the contributions from which they arose.

      (c) Employer Credit and Reallocation of Remainder. Forfeitures shall first be used to reduce and in lieu of the Employer contribution next due under Section 2C, or to pay Plan expenses, at the earliest opportunity after such Forfeiture becomes available. Any Forfeitures remaining following use as an Employer credit shall be allocated in accordance with the allocation formula of the contributions from which they arose.

      Notwithstanding anything above to the contrary, if Forfeitures are generated immediately or upon the occurrence of a 1-Year Break-in-Service, and a former Participant returns to employment with the Employer after Forfeitures are generated but prior to the occurrence of 5 consecutive 1-Year Breaks-in-Service, Forfeitures, if any, will first be used to make whole the nonvested account of such Participant, equal to the value of the nonvested account at the time the Participant terminated employment with the Employer in accordance with the applicable provisions of Section 3D.2. In the event that the available Forfeitures are not sufficient to make whole the nonvested account, the Employer will make an additional contribution sufficient to make the nonvested account whole.

3D.6 LOST PARTICIPANT. If a benefit is forfeited because the Participant or Beneficiary cannot be found, as discussed in Section 5D.7, such benefit will be reinstated if a claim is made by the Participant or Beneficiary.

 Article III - Distributions     -52-                    October 29, 1996

3D.7 DEFERRAL OF DISTRIBUTION. If elected by the Employer, and as discussed in Section 3A.1, a Participant who terminates employment and does not consent to an immediate distribution shall have his distribution deferred (and may be responsible for all fees and expenses associated with maintaining his account in a deferred status).


                                 3E. WITHDRAWALS

3E.1 WITHDRAWAL - EMPLOYEE CONTRIBUTIONS.

     (a) Required Employee Contributions. If the Employer has elected in its Adoption Agreement to allow for a withdrawal of Required Employee Contributions and earnings thereon, then a Participant may elect to withdraw from his Participant's Account an amount equal to any whole percentage (not exceeding 100%) of his entire Vested Interest in his Participant's Account attributable to Required Employee Contributions plus any income and minus any loss thereon. On the date the election becomes effective, the Participant shall be suspended from making any further contributions to the Plan, and from having any Matching Contributions made on his behalf for a period, as elected by the Employer in its Adoption Agreement.

     (b) Voluntary Employee Contributions. If the Employer has elected in its Adoption Agreement to allow for withdrawal of Voluntary Employee Contributions and earnings thereon, then a Participant may elect to withdraw from his Participant's Account an amount which is equal to any whole percentage (not exceeding 100%) of the entire Vested Interest in his Participant's Account attributable to Voluntary Employee Contributions plus any income and minus any loss thereon.

     (c) Prior Required Employee Contributions. If the Employer has elected in its Adoption Agreement to allow for a withdrawal of Prior Required Employee Contributions and earnings thereon, then a Participant may elect to withdraw from his Participant's Account an amount equal to any whole percentage (not exceeding 100%) of his entire Vested Interest in his Participant's Account attributable to Prior Required Employee Contributions plus any income and minus any loss thereon.

     (d) Prior Voluntary Employee Contributions. If the Employer has elected in its Adoption Agreement to allow for withdrawal of Prior Voluntary Employee Contributions and earnings thereon, then a Participant may elect to withdraw from his Participant's Account an amount which is equal to any whole percentage (not exceeding 100%) of the entire Vested Interest in his Participant's Account attributable to Prior Voluntary Employee Contributions plus any income and minus any loss thereon.

      If a Participant elects a withdrawal under the provisions of this Section, he may not elect another withdrawal under this Section for an additional period specified by the Employer in its Adoption Agreement.

      The Participant shall notify the Plan Administrator in writing of his election to make a withdrawal under this Section. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after notice is filed.

      No Forfeitures will occur solely as a result of an Employee's withdrawal of Employee Contributions.

 Article III - Distributions     -53-                    October 29, 1996

3E.2 WITHDRAWAL - ELECTIVE DEFERRAL CONTRIBUTIONS. If the Participant has attained age 59-1/2, and if selected by the Employer in its Adoption Agreement, the Participant may elect to withdraw from his Participant's Account an amount which is equal to any whole percentage (not exceeding 100%) of his Vested Interest in his Participant's Account attributable to his Elective Deferral Contributions and earnings thereon.

      The Participant shall notify the Plan Administrator in writing of his election to make a withdrawal under this Section. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after notice is filed.

3E.3 WITHDRAWAL - EMPLOYER CONTRIBUTIONS. If the Employer has specified in its Adoption Agreement that withdrawals of Matching Contributions, Nonelective Contributions, or Prior Employer Contributions, if applicable, are permitted, a Participant, who has been a Participant for at least 60 consecutive months, may elect to withdraw from his Participant's Account an amount equal to a whole percentage (not to exceed 100%) of his Vested Interest in his Participant's Account attributable to Matching Contributions (and reallocated Forfeitures, if applicable), Nonelective Contributions, (and reallocated Forfeitures, if applicable), or Prior Employer Contributions (and reallocated Forfeitures, if applicable), along with earnings. On the date the election becomes effective, the Participant may be suspended from making Employee Contributions and Elective Deferral Contributions, if any, and from having Employer contributions made on his behalf for a period of time, as selected by the Employer in its Adoption Agreement. In lieu of or in addition to the 60-months of participation requirement, the Employer may specify in the Adoption Agreement that withdrawal of Employer contributions, to the extent vested, shall be available upon or following the attainment of age 59-1/2.

      In the event a Participant's suspension period occurs during a year (or years) when no Employer contributions are made, such suspension shall be taken into account when the next Employer contribution(s) is made.

      The Participant shall notify the Plan Administrator in writing of his election to make a withdrawal under this Section. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after notice is filed.

3E.4 WITHDRAWAL FOR SERIOUS FINANCIAL HARDSHIP OF CONTRIBUTIONS OTHER THAN ELECTIVE DEFERRAL CONTRIBUTIONS. Except as provided in Sections 7B.1 and 7B.7(e), if the Plan is a profit sharing plan or a thrift plan, and if the Employer has elected in its Adoption Agreement to permit withdrawals due to the occurrence of events that constitute Serious Financial Hardships to a Participant, such Participant may withdraw all or a portion of his Vested Interest (excluding Elective Deferral Contributions, Qualified Nonelective Contributions, Qualified Matching Contributions, and earnings on these contributions). Such Serious Financial Hardship must be shown by positive evidence submitted to the Plan Administrator that the hardship is of sufficient magnitude to impair the Participant's financial security. Withdrawals shall be determined in a consistent and nondiscriminatory manner, and shall not affect the Participant's rights under the Plan to make additional withdrawals or to continue to be a Participant.

3E.5 WITHDRAWAL FOR SERIOUS FINANCIAL HARDSHIP OF ELECTIVE DEFERRAL CONTRIBUTIONS. If the Employer has selected in its Adoption Agreement, a distribution may be made on account of Serious Financial Hardship if subparagraphs (a) and (b) of this Section are satisfied. The funds available for withdrawal shall be the portion of a Participant's
      Account attributable to Elective Deferral Contributions, including any earnings credited to such contributions as of the end of the last Plan Year ending before July 1, 1989 ("pre-1989 earnings"), and if applicable, Qualified Matching Contributions credited to the Participant's Account as of the end of the last Plan Year ending before July 1, 1989, Qualified Nonelective Contributions credited to the Participant's Account as of the end of the last Plan Year ending before July 1, 1989, and any pre-1989 earnings attributable to Qualified Matching Contributions, or Qualified Nonelective Contributions.
      Qualified Matching Contributions credited to the Participant's Account after the end of the last Plan Year ending before July 1, 1989, Qualified Nonelective Contributions credited to the Participant's
      Account after the end of the last Plan Year ending before July 1, 1989, and earnings on Elective Deferral Contributions, Qualified Matching Contributions, and Qualified Nonelective Contributions credited after the end of the last Plan Year ending before July 1, 1989 shall not be eligible for withdrawal under this Section. For purposes of this Section, a distribution may be made on account of a hardship only if the distribution is made on account of an immediate and heavy financial need of the Employee where such Employee lacks other available resources.

 Article III - Distributions     -54-                    October 29, 1996

      (a) The following are the only financial needs considered immediate and heavy for purposes of this Section:

            (i)   Expenses for medical care described in Code
                  section 213(d) previously incurred by the Employee, the Employee's Spouse, or any dependents of the Employee (as defined in Code section 152) or necessary for these persons to obtain medical care described in Code section 213(d);

            (ii) Costs directly related to the purchase of a principal residence for the Employee (excluding mortgage payments);

            (iii) Payments necessary to prevent the eviction of
                  the Employee from the Employee's principal residence or foreclosure on the mortgage on that residence; or

 Article III - Distributions     -55-                    October 29, 1996

            (iv) Tuition payments, related educational fees and amounts distributed for the payment of room-and-board expenses for the next 12 months of post-secondary education for the Employee, his or her Spouse, or any of his or her dependents.

      (b) To the extent the amount of distribution requested does not exceed the amount required to relieve the Participant's financial need, such distribution will be considered as necessary to satisfy an immediate and heavy financial need of the Employee only if:

            (i) The Employee has obtained all distributions, other than hardship distributions, and all nontaxable loans under all plans maintained by the Employer;

            (ii) All plans maintained by the Employer provide that the Employee's Elective Deferral Contributions and if applicable, Employee Contributions, will be suspended for 12 months after the receipt of the hardship distribution;

            (iii) The distribution is not in excess of the amount of the immediate and heavy financial need (including amounts necessary to pay any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution); and

            (iv) All plans maintained by the Employer provide that the Employee may not make Elective Deferral Contributions for the Employee's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code section 402(g) for such taxable year less the amount of such Employee's Elective Deferral Contributions for the taxable year of the hardship distribution.

3E.6 WITHDRAWAL - QVEC CONTRIBUTIONS and ROLLOVER CONTRIBUTIONS. If selected by the Employer in its Adoption Agreement, a Participant may elect to withdraw from his Participant's Account as often during each Plan Year as elected by the Employer in the Adoption Agreement, any amount up to 100% of his entire Vested Interest in his Participant's Account attributable to his QVEC Contributions or Rollover Contributions along with earnings thereon.

      The Participant shall notify the Plan Administrator in writing of his election to make a withdrawal under this Section. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after notice is filed.

3E.7 NOTIFICATION. The Participant shall notify the Plan Administrator in writing of his election to make a withdrawal under Section 3E. Any such election shall be effective as of the date specified in such notice, which date must be at least 15 days after such notice is filed. Payment of the withdrawal shall be subject to the terms and conditions of Section 3A. All withdrawals made under the provisions of
      Section 3E shall be subject to the spousal consent requirements of
      Section 3C, as applicable.

 Article III - Distributions     -56-                    October 29, 1996

3E.8 VESTING CONTINUATION. In the event a partially vested Participant takes a withdrawal of less than 100% of his Vested Interest in accordance with Section 3E.3 or 3E.4 or 3E.5, the remaining portion of his Participant's Account attributable to Employer contributions shall vest according to the formula as set forth in Section 1.75.

3E.9 WITHDRAWAL - PARTICIPANT'S EMPLOYER STOCK ACCOUNT. The ability of a Participant who is subject to the reporting requirements of section 16(a) of the Securities Exchange Act of 1934 (the "Act") to make withdrawals or investment changes involving the Participant's Employer Stock Account may be restricted by the Plan Administrator to comply with the rules under section 16(b) of the Act.

3E.10 WITHDRAWAL BY TERMINATED PARTICIPANTS. Terminated Participants who have deferred distribution of their benefit may make withdrawals from the Plan in the same manner as selected by the Employer in its Adoption Agreement for withdrawals preceding termination.


                              3F. DIRECT ROLLOVERS

3F.1 DEFINITIONS.

     (a) DIRECT ROLLOVER. The term Direct Rollover means a payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

     (b) DISTRIBUTEE. The term Distributee means an Employee or former Employee. In addition, the Employee's or former Employee's surviving Spouse and the Employee's or former Employee's Spouse who is the Alternate Payee under a QDRO, are Distributees with regard to the interest of the Spouse or former Spouse.

     (c)   ELIGIBLE RETIREMENT PLAN.  The term Eligible Retirement
           Plan means an individual retirement account described in Code section 408(a), an individual retirement annuity described in Code section 408(b), an annuity plan described in Code section 403(a), or a qualified plan described in Code section 401(a), that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving Spouse, an Eligible Retirement Plan is an individual retirement account or an individual retirement annuity.

     (d) ELIGIBLE ROLLOVER DISTRIBUTION. The term Eligible Rollover Distribution means any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or Life Expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code section 401(a)(9); and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities); and any other distribution(s) that is reasonably expected to total less than $200 during a year.

3F.2 DIRECT ROLLOVERS. This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Section, a Distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an Eligible Rollover Distribution that is equal to at least $500 paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover.

 Article III - Distributions     -57-                    October 29, 1996

                 ARTICLE IV - LEGAL LIMITATIONS ON CONTRIBUTIONS

                          4A. NONDISCRIMINATION TESTS

4A.1 DEFINITIONS.

     (a) ACTUAL CONTRIBUTION PERCENTAGE. The term Actual Contribution Percentage (ACP) means the average of the Actual Contribution Ratios of the Eligible Participants in a group.

     (b) ACTUAL CONTRIBUTION RATIO. The term Actual Contribution Ratio means the ratio (expressed as a percentage) of a Participant's Contribution Percentage Amounts to that Participant's
            Compensation for the Plan Year (whether or not the Employee was a Participant for the entire Plan Year).

      (c)   ACTUAL DEFERRAL PERCENTAGE.  The term Actual Deferral Percentage
            (ADP) means the average of the Actual Deferral Ratios for a specified group of Participants.

            (d) ACTUAL DEFERRAL RATIO. The term Actual Deferral Ratio means the ratio (expressed as a percentage) of a Participant's Deferral Percentage Amounts to that Participant's Compensation for such Plan Year. The Actual Deferral Ratio for an Employee who is eligible to be a Participant but fails to make Elective Deferral Contributions shall be zero.

      (e) AGGREGATE LIMIT. The term Aggregate Limit means the sum of: (i) 125 percent of the greater of the ADP of the non-Highly Compensated Employees for the Plan Year or the ACP of non-Highly Compensated Employees under the plan subject to Code section 401(m) for the Plan Year beginning with or within the Plan Year of the CODA and (ii) the lesser of 200% or two plus the lesser of such ADP or ACP. "Lesser" is substituted for "greater" in "(i)", above, and "greater" is substituted for "lesser" after "two plus the" in "(ii)" if it would result in a larger Aggregate Limit.

      (f) CONTRIBUTION PERCENTAGE AMOUNTS. The term Contribution Percentage Amounts means the sum of the Employee Contributions, Matching Contributions, Qualified Matching Contributions (to the extent not taken into account for purposes of the ADP test) and Qualified Nonelective Contributions (to the extent not taken into account for purposes of the ADP test) made under the Plan on behalf of the Participant for the Plan Year. Such Contribution Percentage Amounts shall not include Matching Contributions that are forfeited either to correct Excess Aggregate Contributions or because the contributions to which they relate are Excess Elective Deferral Contributions, Excess Contributions, or Excess Aggregate Contributions. The Employer may elect to use Elective Deferrals in the Contribution Percentage Amounts as long as the ADP test (as described in Section 4A.2) is met before the Elective Deferrals are used in the ACP test (as described in Section 4A.4) and the ADP test continues to be met following the exclusion of those Elective Deferrals that are used to meet the ACP test.

      (g) DEFERRAL PERCENTAGE AMOUNTS. The term Deferral Percentage Amounts means any Elective Deferral Contributions made pursuant to the Participant's deferral election, including Excess Elective Deferral Contributions of Highly Compensated Employees, but excluding Elective Deferral Contributions that are taken into account in the ACP test (provided the ADP test is satisfied both with and without exclusion of these Elective Deferral Contributions). In addition, the Employer may choose to make Qualified Nonelective Contributions and Qualified Matching Contributions.

Article IV - Legal Limitations     -58-                    October 29, 1996

      (h) ELIGIBLE PARTICIPANT. The term Eligible Participant means any Employee who is eligible to make an Employee Contribution or Elective Deferral Contribution (if the Employer takes such contributions into account in the calculation of the Actual Contribution Ratio), or to receive a Matching Contribution (including Forfeitures) or a Qualified Matching Contribution. If an Employee Contribution is required as a condition of participation in the Plan, any Employee who would be a Participant in the Plan if such Employee made the Required Employee Contribution shall be treated as an Eligible Participant on behalf of whom no Employee Contributions are made.


If the Employer has elected in its Adoption Agreement to provide for Elective Deferral Contributions, then Sections 4A.2 through 4A.5 shall apply.

4A.2 ACTUAL DEFERRAL PERCENTAGE TEST. The ADP for Participants who are Highly Compensated Employees for each Plan Year and the ADP for Participants who are non-Highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

      (a)   The ADP for Participants who are Highly Compensated
            Employees for the Plan Year shall not exceed the ADP for Participants who are non-Highly Compensated Employees for the same Plan Year multiplied by 1.25; or

      (b)   The ADP for Participants who are Highly Compensated
            Employees for the Plan Year shall not exceed the ADP for Participants who are non-Highly Compensated Employees for the same Plan Year multiplied by 2.0, provided that the ADP for Participants who are Highly Compensated Employees does not exceed the ADP for Participants who are non-Highly Compensated Employees by more than two (2) percentage points.

4A.3  SPECIAL RULES - ADP TEST.

      (a)   The ADP for any Participant who is a Highly Compensated
            Employee for the Plan Year and who is eligible to have Elective Deferral Contributions (and Qualified Nonelective Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferrals for purposes of the ADP test) allocated to his accounts under two or more CODAs maintained by the Employer, shall be determined as if such Elective Deferral Contributions (and, if applicable, such Qualified Nonelective Contributions or Qualified Matching Contributions, or both) were made under a single CODA. If a Highly Compensated Employee participates in two or more CODAs that have different Plan Years, such CODAs are treated as a single CODA with respect to the Plan Years ending with or within the same calendar year. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code section 401(k).

      (b)   If this Plan satisfies the requirements of Code sections
            401(k), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code sections only if aggregated with this Plan, then this Section shall be applied by determining the ADP of Employees as if all such plans were a single plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code section 401(k) only if they have the same Plan Year.

      (c) If a Highly Compensated Employee is subject to the family aggregation rules of section 414(q)(6) because that Participant is either a 5-percent owner or one of the top 10 Highly Compensated Employees, the combined Actual Deferral Ratio for the family group (which is treated as one Highly Compensated
            Employee) must be determined by combining the Elective Deferral Contributions (and Qualified Nonelective Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferral Contributions for purposes of the ADP test), and Compensation for the Plan Year of all the family members (as defined in section 414(q)(6)). Such family members shall be disregarded as separate Employees in determining the ADP for both Highly Compensated Employees and non-Highly Compensated Employees.

Article IV - Legal Limitations     -59-                    October 29, 1996

      (d) For purposes of determining the ADP test, Elective Deferral Contributions, Qualified Nonelective Contributions and Qualified Matching Contributions must be made before the last day of the 12-month period immediately following the Plan Year to which such contributions relate.

      (e) The Employer shall maintain records sufficient to demonstrate satisfaction of the ADP test and the amount of Qualified Nonelective Contributions or Qualified Matching Contributions, or both, used in such test.

      (f) The determination and treatment of the Deferral Percentage Amounts of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

      (g) If the Employer determines before the end of the Plan Year that the Plan may not satisfy the ADP test for the Plan Year, the Employer may require that the amounts of Elective Deferral Contributions being allocated to the accounts of Highly Compensated Employees be reduced to the extent necessary to prevent Excess Contributions from being made to the Plan.

            Although the Employer may reduce the amounts of Elective
            Deferral Contributions that may be allocated to the Participant's Accounts of Highly Compensated Employees, the affected Employees shall continue to participate in the Plan. When the situation that resulted in the reduction of Elective Deferral Contributions ceases to exist, the Employer shall reinstate the amounts of Elective Deferral Contributions elected by the affected Participants in their Salary Deferral Agreement to the fullest extent possible.


If the Employer has elected in its Adoption Agreement, to provide for Employee Contributions and/or Matching Contributions required to be tested under Code section 401(m), then Sections 4A.4 and 4A.5 shall apply.

4A.4 ACTUAL CONTRIBUTION PERCENTAGE TEST. The ACP for Participants who are Highly Compensated Employees for each Plan Year and the ACP for Participants who are non-Highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

      (a)   The ACP for Participants who are Highly Compensated
            Employees for the Plan Year shall not exceed the ACP for Participants who are non-Highly Compensated Employees for the same Plan Year multiplied by 1.25; or

      (b)   The ACP for Participants who are Highly Compensated
            Employees for the Plan Year shall not exceed the ACP for Participants who are non-Highly Compensated Employees for the same Plan Year multiplied by two (2), provided that the ACP for Participants who are Highly Compensated Employees does not exceed the ACP for Participants who are non-Highly Compensated Employees by more than two (2) percentage points.

Article IV - Legal Limitations     -60-                    October 29, 1996

4A.5 SPECIAL RULES - ADP/ACP TESTS.

     (a) Multiple Use: If one or more Highly Compensated Employees participates in both a CODA and a plan subject to the ACP test maintained by the Employer, and the sum of the ADP and ACP of those Highly Compensated Employees subject to either or both tests exceeds the Aggregate Limit, then the ACP of those Highly Compensated Employees who also participate in a CODA will be reduced (beginning with such Highly Compensated Employee whose Actual Contribution Ratio is the highest) so that the limit is not exceeded. The amount by which each Highly Compensated Employee's Contribution Percentage Amounts are reduced shall be treated as an Excess Aggregate Contribution. The ADP and ACP of the Highly Compensated Employees are determined after any corrections required to meet the ADP and ACP tests. Multiple use does not occur if both the ADP and ACP of the Highly Compensated Employees does not exceed 1.25 multiplied by the ADP and ACP of the non-Highly Compensated Employees.

     (b) For purposes of this Section, the Actual Contribution Ratio for any Participant who is a Highly Compensated Employee and who is eligible to have Contribution Percentage Amounts allocated to his account under two or more plans described in Code section 401(a), or CODAs that are maintained by the Employer, shall be determined as if the total of such Contribution Percentage Amounts was made under each plan. If a Highly Compensated Employee participates in two or more CODAs that have different Plan Years, all CODAs ending with or within the same calendar year are treated as a single CODA. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under regulations under Code section 401(m).

     (c)    If this Plan satisfies the requirements of Code sections
            401(m), 401(a)(4) or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then this Section shall be applied by determining the Actual Contribution Ratio of Employees as if all such plans were a single plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code section 401(m) only if they have the same Plan Year.

     (d) For purposes of determining the Actual Contribution Ratio of a Participant who is a 5-percent owner or one of the Top 10 Highly Compensated Employees, the Contribution Percentage Amounts and Compensation for such Participant shall include the Contribution Percentage Amounts and Compensation for the Plan Year of family members (as defined in Code section 414(q)(6)). Such family members shall be disregarded as separate Employees in determining the ACP for Highly Compensated Employees and non-Highly Compensated Employees.

     (e) For purposes of determining the ACP test, Employee Contributions are considered to have been made in the Plan Year in which contributed to the Plan. Qualified Matching Contributions and Qualified Nonelective Contributions are considered made for a Plan Year if made no later than the end of the 12-month period beginning on the day after the close of the Plan Year.

     (f) The Employer shall maintain records sufficient to demonstrate satisfaction of the ACP test and the amount of Qualified Nonelective Contributions or Qualified Matching Contributions, or both, used in such test.

Article IV - Legal Limitations     -61-                    October 29, 1996

     (g)    The determination and treatment of the Contribution
            Percentage Amounts of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.


                         4B. LIMITATIONS ON ALLOCATIONS

4B.1 DEFINITIONS. The following definitions apply for purposes of Section 4B.

     (a) ANNUAL ADDITIONS. The term Annual Additions means the sum of the following amounts credited to a Participant's Account for the Limitation Year:

            (1) All contributions made by the Employer which shall include:

                  Elective Deferral Contributions;
                  Money Purchase Pension Contributions
                  Matching Contributions;
                  Nonelective Contributions;
                  Qualified Nonelective Contributions;
                  Qualified Matching Contributions;
                  Prior Employer Contributions;

            (2)   Employee Contributions;

            (3)   Forfeitures; and

            (4) Amounts allocated after March 31, 1984 to an individual medical account, as defined in Code section 415(l)(2), which is part of a pension or annuity plan maintained by the Employer, are treated as Annual Additions to a defined contribution plan. Also, amounts derived from contributions paid or accrued after December 31, 1985 in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a Key Employee as defined in Code section 419A(d)(3), under a welfare benefit fund as defined in Code section 419(e), maintained by the Employer, are treated as Annual Additions to a defined contribution plan; and

            (5)   Allocations under a simplified employee pension plan.

            For this purpose, any Excess Annual Additions applied under Sections 4C.3 or 4B.5(f) in the Limitation Year to reduce Employer contributions will be considered Annual Additions for such Limitation Year.

     (b) COMPENSATION. As elected by the Employer in the Adoption Agreement, the term Compensation means all of a Participant's:

           (1)    Wages, Tips, and Other Compensation Box on Form
                  W-2. (Information required to be reported under Code sections 6041, 6051 and 6052). Wages within the meaning of Code section 3401(a) and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Code sections 6041(d), 6051(a)(3), and 6052. Compensation must be determined without regard to any rules under Code section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code section 3401(a)(2)).

Article IV - Legal Limitations     -62-                    October 29, 1996

           (2) Section 3401(a) wages. Wages as defined in Code section 3401(a) for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed
                  (such as the exception for agricultural labor in Code section 3401(a)(2)).

           (3) 415 safe-harbor compensation. Wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan as described in Code section 1.62-2(c)), and excluding the following:

                  (A)   Employer contributions to a plan of
                        deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

                  (B)   Amounts realized from the exercise
                        of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

                  (C)   Amounts realized from the sale,
                        exchange or other disposition of stock acquired under a qualified stock option; and

                  (D)   Other amounts which received
                        special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in Code section 403(b) (whether or not the contributions are actually excludable from the gross income of the Employee).

            For any Self-Employed Individual, Compensation means Earned Income.

            For Limitation Years beginning after December 31, 1991, for purposes of applying the limitations of this Section 4B, Compensation for a Limitation Year is the Compensation actually paid or includable in gross income during such Limitation Year.

            Notwithstanding the preceding sentence, Compensation for a Participant in a defined contribution plan who is permanently and totally disabled (as defined in Code section 22(e)(3)) is the Compensation such Participant would have received for the Limitation Year if the Participant had been paid at the rate of Compensation paid immediately before becoming permanently and totally disabled; such imputed Compensation for the disabled Participant may be taken into account only if the Participant is not a Highly Compensated Employee and contributions made on behalf of such Participant are nonforfeitable when made.

Article IV - Legal Limitations     -63-                    October 29, 1996

     (c)    DEFINED BENEFIT FRACTION.  The term Defined Benefit
            Fraction means a fraction, the numerator of which is the sum of the Participant's Projected Annual Benefits under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the Limitation Year under Code sections 415(b) and (d), or 140 percent of the Highest Average Compensation including any adjustments under Code section 415(b).

            Notwithstanding the above, if the Participant was a Participant as of the first day of the Limitation Year beginning after December 31, 1986 in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the later of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code section 415 for all Limitation Years beginning before January 1, 1987.

            Notwithstanding the foregoing, for any Top-Heavy Plan Year, 100 shall be substituted for 125 unless the extra minimum allocation is being made pursuant to the Employer's election in the Adoption Agreement. However, for any Plan Year in which this Plan is a Super Top-Heavy Plan, 100 shall be substituted for 125 in any event.

     (d) DEFINED CONTRIBUTION DOLLAR LIMITATION. The term Defined Contribution Dollar Limitation means $30,000 or if greater, one-fourth of the defined benefit dollar limitation set forth in Code section 415(b)(1) as in effect for the Limitation Year.

     (e)    DEFINED CONTRIBUTION FRACTION.  The term Defined
            Contribution Fraction means a fraction, the numerator of which is the sum of the Annual Additions to the Participant's accounts under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior Limitation Years (including the Annual Additions attributable to the Participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the Annual Additions attributable to all welfare benefit funds, as defined in Code section 419(e), individual medical accounts, as defined in Code section 415(l)(2), and simplified employee pension plans, as defined in Code section 408(k), maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior Limitation Years of service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer). The maximum aggregate amount in any Limitation Year is the lesser of 125 percent of the dollar limitation determined under Code sections 415(b) and (d) in effect under Code section 415(c)(1)(A) or 35 percent of the Participant's Compensation for such year.

            If the Employee was a Participant as of the end of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed
            1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

Article IV - Legal Limitations     -64-                    October 29, 1996

            Notwithstanding the foregoing, for any Top-Heavy Plan Year, 100 shall be substituted for 125 unless the extra minimum allocation is being made pursuant to the Employer's election in the Adoption Agreement. However, for any Plan Year in which this Plan is a Super Top-Heavy Plan, 100 shall be substituted for 125 in any event.

            The Annual Additions for any Limitation Year beginning before January 1, 1987 shall not be recomputed to treat all Employee Contributions as Annual Additions.

     (f)    EMPLOYER.  For purposes of this Section 4B, the term
            Employer means the Employer that adopts this Plan, and all members of a controlled group of corporations (as defined in Code section 414(b) as modified by section 415(h)), a group of commonly controlled trades or businesses (as defined in Code section 414(c) as modified by section 415(h)) or affiliated service groups (as defined in Code section 414(m)) of which the adopting Employer is a part and any other entity required to be aggregated with the Employer pursuant to regulations under Code section 414(o).

     (g) HIGHEST AVERAGE COMPENSATION. The term Highest Average Compensation means the average Compensation for the three consecutive Years of Service with the Employer that produces the highest average. A Year of Service with the Employer is the 12-consecutive month period defined in Section 2A.5.

     (h) LIMITATION YEAR. The term Limitation Year means a calendar year, or the 12-consecutive month period elected by the Employer in the Limitation Year section of the Adoption Agreement. All qualified plans maintained by the Employer must use the same Limitation Year. If the Limitation Year is amended to a different 12-consecutive month period, the new Limitation Year must begin on a date within the Limitation Year in which the amendment is made.

     (i)    MASTER OR PROTOTYPE PLAN.  The term Master or Prototype
            Plan means a plan the form of which is the subject of a favorable opinion letter from the national office of the Internal Revenue Service.

     (j)    MAXIMUM PERMISSIBLE AMOUNT.  The term Maximum Permissible
            Amount means the maximum Annual Additions that may be contributed or allocated to a Participant's Account under the Plan for any Limitation Year, which shall not exceed the lesser of:

            (1)   The Defined Contribution Dollar Limitation, or

            (2) 25 percent of the Participant's Compensation for the Limitation Year.

            The Compensation limitation referred to in (2) above, shall not apply to any contribution for medical benefits (within the meaning of Code section 401(h) or 419A(f)(2)) which is otherwise treated as Annual Additions under Code sections 415(l)(1) or 419A(d)(2).

Article IV - Legal Limitations     -65-                    October 29, 1996

            If a short Limitation Year is created because of an amendment changing the Limitation Year to a different 12-consecutive month period, the Maximum Permissible Amount will not exceed the Defined Contribution Dollar Limitation multiplied by the following fraction:

                Number of months in the short Limitation Year
                ---------------------------------------------
                                      12

     (k)    PROJECTED ANNUAL BENEFIT.  The term Projected Annual
            Benefit means the annual retirement benefit (adjusted to an actuarially equivalent Straight Life Annuity if such benefit is expressed in a form other than a Straight Life Annuity or Qualified Joint and Survivor Annuity) to which the Participant would be entitled under the terms of the Plan assuming:

            (1) The Participant will continue employment until Normal Retirement Age under the Plan (or current age, if later); and

            (2)   The Participant's Compensation for the current
                  Limitation Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

4B.2 BASIC LIMITATION. If the Participant does not participate in, and has never participated in another qualified plan or welfare benefit fund maintained by the Employer, as defined in Code section 419(e), or an individual medical account, as defined in Code section 415(l)(2), maintained by the Employer, or a simplified employee pension, as defined in Code section 408(k), maintained by the Employer, which provides Annual Additions as defined in Section 4B.1(a), the amount of Annual Additions which may be credited to the Participant's Account for any Limitation Year will not exceed the lesser of the Maximum Permissible Amount or any other limitation contained in this Plan. If the Employer contributions that would otherwise be contributed or allocated to the Participant's Account would cause the Annual Additions for the Limitation Year to exceed the Maximum Permissible Amount, the amount contributed or allocated will be reduced so that the Annual Additions for the Limitation Year will equal the Maximum Permissible Amount.

4B.3 ESTIMATED MAXIMUM PERMISSIBLE AMOUNT. Prior to determining the Participant's actual Compensation for the Limitation Year, the Employer may determine the Maximum Permissible Amount for a Participant on the basis of a reasonable estimation of the Participant's Compensation for the Limitation Year, uniformly determined for all Participants similarly situated.

4B.4 ACTUAL MAXIMUM PERMISSIBLE AMOUNT. As soon as administratively feasible after the end of the Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual Compensation for the Limitation Year.

Article IV - Legal Limitations     -66-                    October 29, 1996

4B.5  PARTICIPANTS COVERED BY ANOTHER PROTOTYPE DEFINED CONTRIBUTION PLAN.

      (a) This Section applies if, in addition to this Plan, the Participant is covered under another qualified Master or Prototype defined contribution Plan maintained by the Employer, or a welfare benefit fund, as defined in Code section 419(e), maintained by the Employer, or an individual medical account as defined in Code section 415(l)(2), maintained by the Employer, or a simplified employee pension plan, as defined in Code section 408(k), that provides Annual Additions as defined in Section 4B.1(a), during any Limitation Year. The Annual Additions which may be credited to a Participant's Account under this Plan for any such Limitation Year will not exceed the Maximum Permissible Amount reduced by the Annual Additions credited to a Participant's account under the other qualified Master and Prototype defined contribution Plans, welfare benefit funds, individual medical accounts, and simplified employee pension plans for the same Limitation Year. If the Annual Additions with respect to the Participant under other qualified Master and Prototype defined contribution Plans, welfare benefit funds, individual medical accounts, and simplified employee pension plans maintained by the Employer are less than the Maximum Permissible Amount and the Employer contributions that would otherwise be contributed or allocated to the Participant's
            Account under this Plan would cause the Annual Additions for the Limitation Year to exceed this limitation, the amount contributed or allocated will be reduced so that the Annual Additions under all such plans and funds for the Limitation Year will equal the Maximum Permissible Amount. If the Annual Additions with respect to the Participant under such other qualified master and prototype defined contribution plans, welfare benefit funds, individual medical accounts, and simplified employee pension plans, in the aggregate are equal to or greater than the Maximum Permissible Amount, no amount will be contributed or allocated to the Participant's Account under this Plan for the Limitation Year.



      (b) Prior to determining the Participant's actual Compensation for the Limitation Year, the Employer may determine the estimated Maximum Permissible Amount for a Participant in the manner described in Section 4B.3.

      (c) As soon as is administratively feasible after the end of the Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual Compensation for the Limitation Year.

      (d) If, pursuant to Section 4B.5(c), or as a result of the allocation of Forfeitures, a Participant's Annual Additions under this Plan and such other plans would result in Excess Annual Additions as defined in Section 4C.1(b) for a Limitation Year, the Excess Annual Additions will be deemed to consist of the Annual Additions last allocated, except that Annual Additions attributable to a simplified employee pension plan will be deemed to have been allocated first, followed by Annual Additions to a welfare benefit fund or individual medical account, regardless of the actual allocation date.

      (e) If Excess Annual Additions were allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another plan, the Excess Annual Additions attributed to this Plan will be the product of:

            (1) The total Excess Annual Additions allocated as of such date, multiplied by

            (2) The ratio of (i) the Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan to (ii) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this and all the other qualified Master or Prototype defined contribution Plans.

      (f) Any Excess Annual Additions attributed to this Plan will be disposed of in the manner described in Section 4C.3.

Article IV - Legal Limitations     -67-                    October 29, 1996

4B.6 PARTICIPANTS COVERED BY NON-PROTOTYPE DEFINED CONTRIBUTION PLAN. If the Participant is covered under another qualified defined contribution plan maintained by the Employer which is not a Master or Prototype Plan, Annual Additions which may be credited to the Participant's Account under this Plan for any Limitation Year will be limited in accordance with Section 4B.5 as though the other plan were a Master or Prototype Plan, unless the Employer provides other limitations in the Limitations on Allocations section of the Adoption Agreement.

4B.7 PARTICIPANTS COVERED BY DEFINED BENEFIT PLAN. If the Employer maintains, or at any time maintained, a qualified defined benefit plan covering any Participant in this Plan, the sum of the Participant's Defined Benefit Plan Fraction and Defined Contribution Plan Fraction will not exceed 1.0 in any Limitation Year. The Annual Additions which may be credited to the Participant's Account under this Plan for any Limitation Year will be limited in accordance with the Limitations on Allocations section of the Adoption Agreement.


                  4C. TREATMENT OF EXCESSES

4C.1 DEFINITIONS.

     (a) EXCESS AGGREGATE CONTRIBUTIONS. The term Excess Aggregate Contributions means, with respect to any Plan Year, the excess of:

           (1) The aggregate Contribution Percentage Amounts taken into account in computing the ACP of Highly Compensated Employees for such Plan Year, over

           (2) The maximum Contribution Percentage Amounts permitted by the ACP test (determined by reducing the Contribution Percentage Amounts made on behalf of Highly Compensated Employees in order of their Actual Contribution Ratios beginning with the highest of such ratios). Such determination shall be made after first determining Excess Elective Deferral Contributions, pursuant to Section 4C.2(a) and then determining Excess Contributions pursuant to Section 4C.4.

     (b) EXCESS ANNUAL ADDITIONS. The term Excess Annual Additions means the excess of the Participant's Annual Additions for the Limitation Year over the Maximum Permissible Amount.

     (c) EXCESS CONTRIBUTIONS. The term Excess Contributions means, with respect to any Plan Year, the excess of:

            (1) The aggregate Deferral Percentage Amounts taken into account in computing the ADP of Highly Compensated Employees for such Plan Year, over

            (2) The maximum Deferral Percentage Amounts permitted by the ADP test (determined by reducing the Deferral Percentage Amounts made on behalf of Highly Compensated Employees in order of their Actual Deferral Ratios, beginning with the highest of such ratios).

     (d) EXCESS ELECTIVE DEFERRAL CONTRIBUTIONS. The term Excess Elective Deferral Contributions means those Elective Deferral Contributions that are includable in a Participant's gross income under Code section 402(g) to the extent such Participant's Elective Deferral Contributions for a taxable year exceed the dollar limitation under such Code section. Excess Elective Deferral Contributions shall be treated as Annual Additions under the Plan pursuant to Section 4B, unless such amounts are distributed in accordance with the provisions of Section 4C.2(a), below.

Article IV - Legal Limitations     -68-                    October 29, 1996

4C.2  EXCESS ELECTIVE DEFERRAL CONTRIBUTIONS.

      (a) In the event that Elective Deferral Contributions made during a calendar year exceed the limit specified in Section 2C.1(j)(4), then the Excess Elective Deferral Contributions, plus any income and minus any loss allocable thereto, shall be distributed to the Participant by the April 15 following the calendar year in which such amount was contributed, provided that the Participant notifies the Plan Administrator no later than 30 days in advance of his intent to withdraw such Excess Elective Deferral Contributions, or is deemed to notify the Plan Administrator. A Participant is deemed to notify the Plan Administrator of any Excess Elective Deferral Contributions that arise by taking into account only those Elective Deferrals made to this Plan and any other plans of this Employer. The spousal consent provisions of Section 3C shall not apply to any distribution of Excess Elective Deferral Contributions.

      (b) Excess Elective Deferral Contributions shall be adjusted for any income or loss for the Employee's tax year. The income or loss allocable to excess Elective Deferral Contributions is an amount determined by multiplying the sum of the income or loss allocable to the Participant's Elective Deferral Contribution account for the taxable year by a fraction, the numerator of which is such Participant's Excess Elective Deferral Contributions for the taxable year, and the denominator of which is equal to the sum of the Participant's Account balance attributable to Elective Deferral Contributions as of the beginning of the taxable year plus the Participant's Elective Deferral Contributions for the taxable year. Income for the gap period (the period from the end of the taxable year to the date of distribution) shall not be allocated to Excess Elective Deferral Contributions.

      (c) Matching Contributions, as defined in Section 1.35, that are attributable to Excess Elective Deferral Contributions shall be forfeited, and as such, shall be applied to reduce Employer contributions or pay Plan expenses.

4C.3 EXCESS ANNUAL ADDITIONS. If, pursuant to Section 4B.4 or as a result of the allocation of Forfeitures, there are Excess Annual Additions, the excess will be disposed of using any of the following methods:

      (a) Employee Contributions or Elective Deferral Contributions or both, to the extent they would reduce the Excess Annual Additions, will be returned to the Participant. The Contributions returned in accordance with the preceding shall include any gains or losses attributable to such Contributions.

            Employee Contributions so returned will be disregarded with respect to the ACP test. Elective Deferral Contributions so returned will be disregarded with respect to the Elective Deferral limitation described in Section 2C.1(j)(4) of the Plan and the ADP test.

      (b) If, after the application of paragraph (a), Excess Annual Additions still exist and the Participant is covered by the Plan at the end of the Limitation Year, the Excess Annual Additions in the Participant's Account, other than Employee Contributions and Elective Deferral Contributions, will be used to reduce Employer contributions (including any allocation of Forfeitures) for such Participant in the next Limitation Year, and each succeeding Limitation Year, if necessary.

      (c) If, after the application of paragraph (a), Excess Annual Additions still exist and the Participant is not covered by the Plan at the end of a Limitation Year, the Excess Annual Additions will be held unallocated in a suspense account. The suspense account will be applied to reduce future Employer contributions (including allocation of any Forfeiture) for all remaining Participants in the next Limitation Year, and each succeeding Limitation Year if necessary.

Article IV - Legal Limitations     -69-                    October 29, 1996

      (d) If a suspense account is in existence at any time during the Limitation Year pursuant to this Section, it will not participate in the allocation of the Trust or Insurance Company's gains and losses. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to the Participants' Account before any Employer or Employee Contributions may be made to the Plan for that Limitation Year. Except as provided in Section 4C.3(a), Excess Annual Additions may not be distributed to Participants or former Participants.

4C.4  EXCESS CONTRIBUTIONS.

      (a) Notwithstanding any other provision of this Plan, Excess Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each Plan Year to Participants to whose Participants' Accounts such Excess Contributions were allocated for the preceding Plan Year. If such excess amounts are distributed more than 2-1/2 months after the last day of the Plan Year in which such excess amounts arose, a ten percent excise tax will be imposed on the Employer maintaining the Plan with respect to such amounts.

            Such distributions shall be made to Highly Compensated Employees on the basis of the respective portions of the Excess
            Contributions attributable to each of such Employees.

            The distribution of Excess Contributions made to the family members of a family group that was combined for purposes of determining a Highly Compensated Employee's Actual Deferral Ratio shall be allocated among the family members in proportion to the Deferral Percentage Amounts (including any amounts required to be taken into account under Sections 4A.3(a) and (b) of the Plan) of each family member that is combined to determine the Actual Deferral Ratio.

      (b) Excess Contributions shall be treated as Annual Additions, as defined in Section 4B.1, under the Plan in the Limitation Year in which they arose.

      (c) Excess Contributions shall be adjusted for any income or loss for the Plan Year. The income or loss allocable to Excess Contributions is an amount determined by multiplying the sum of the income or loss allocable to the Participant's Account for Deferral Percentage Amounts for the Plan Year, by a fraction, the numerator of which is such Participant's Excess Contributions for the Plan Year and the denominator of which is equal to the sum of the Participant's Account balance attributable to Deferral Percentage Amounts as of the beginning of the Plan Year plus the Participant's Deferral Percentage Amounts for the Plan Year. Income for the gap period (the period from the end of the Plan Year to the date of distribution) shall not be allocated to Excess Contributions.

      (d) Excess Contributions shall be distributed from the Participant's Account for Elective Contributions and Qualified Matching Contributions (if applicable) in proportion to the Participant's Elective Deferral Contributions and Qualified Matching Contributions (to the extent used in the ADP test) for the Plan Year. Excess Contributions shall be distributed from the Participant's Qualified Nonelective Contribution Account only to the extent that such Excess Contributions exceed the balance in the Participant's Account for Elective Contributions and Qualified Matching Contributions.

Article IV - Legal Limitations     -70-                    October 29, 1996

      (e) Matching Contributions, as defined in Section 1.35, that are attributable to Excess Contributions, shall be forfeited, and as such, shall be applied to reduce Employer contributions or pay Plan expenses.

4C.5  EXCESS AGGREGATE CONTRIBUTIONS.

      (a) Notwithstanding any other provision of this Plan, Excess Aggregate Contributions, plus any income and minus any loss allocable thereto, shall be forfeited, if forfeitable, or if not forfeitable, distributed no later than the last day of each Plan Year to Participants to whose Participants' Accounts such Excess Aggregate Contributions were allocated for the preceding Plan Year. If such Excess Aggregate Contributions are distributed more than 2-1/2 months after the last day of the Plan Year in which such excess amounts arose, a ten percent excise tax will be imposed on the Employer maintaining the Plan with respect to those amounts.

            The distribution of Excess Aggregate Contributions made to the family members of a family group that was combined for purposes of determining a Highly Compensated Employee's Actual Contribution Ratio shall be allocated among the family members in proportion to the Contribution Percentage Amounts (including any amounts required to be taken into account under Sections 4A.5 (a) and (b) of the Plan) of each family member that is combined to determine the Actual Contribution Ratio.

      (b) Excess Aggregate Contributions shall be treated as Annual Additions, as defined in Section 4B.1, in the Limitation Year in which they arose.

      (c) Excess Aggregate Contributions shall be adjusted for any income or loss for the Plan Year. The income or loss allocable to Excess Aggregate Contributions is an amount determined by multiplying the sum of the income or loss allocable to the Participant's Account for Contribution Percentage Amounts for the Plan Year by a fraction, the numerator of which is such Participant's Excess Aggregate Contributions for the Plan Year, and the denominator of which is equal to the sum of the Participant's Account balance attributable to Contribution Percentage Amounts as of the beginning of the Plan Year plus the Participant's Contribution Percentage Amounts for the Plan Year. Income for the gap period (the period from the end of the Plan Year to the date of distribution) shall not be allocated to Excess Aggregate Contributions.

      (d) Excess Aggregate Contributions shall be forfeited, if forfeitable, or distributed on a pro-rata basis from the Participant's Account for Employee Contributions, Matching Contributions, and Qualified Matching Contributions (and, if applicable, the Participant's Qualified Nonelective Contributions or Elective Deferral Contributions, or both).

      (e) Forfeitures of Excess Aggregate Contributions shall be applied to reduce Employer contributions or pay Plan expenses.

      (f) Matching Contributions as defined in Section 1.35 that are attributable to Excess Aggregate Contributions shall be forfeited, and as such, shall be applied to reduce Employer contributions or pay Plan expenses.

Article IV - Legal Limitations     -71-                    October 29, 1996

                       ARTICLE V - PARTICIPANT PROVISIONS

                     5A. ANNUITY CONTRACT AND PARTICIPANT'S ACCOUNT

5A.1 PARTICIPANT'S ACCOUNT. A Participant's Account shall be maintained on behalf of each Participant until such Account is distributed in accordance with the terms of this Plan.

      Each Participant shall have the exclusive authority to direct the investment of Employee Contributions, Elective Deferral Contributions, QVEC Contributions and Rollover Contributions, if applicable, from among the investment options selected by the Employer.

      If selected by the Employer in its Adoption Agreement, the Participant, Beneficiary and/or Alternate Payee additionally shall have the exclusive authority to direct the investment of contributions made by the Employer from among the investment choices selected by the Employer.

5A.2 INVESTMENT TRANSFERS. Each Participant, Beneficiary, and/or Alternate Payee shall have the exclusive authority to direct the transfer of amounts between the investment funds designated by the Employer, attributable to his Employee Contributions, Elective Deferral Contributions, QVEC Contributions and Rollover Contributions, if applicable.

      If the Employer selects in its Adoption Agreement to grant the Participant exclusive authority to direct the investment of contributions made by the Employer, the Participant, Beneficiary, and/or Alternate Payee shall also have the exclusive authority to transfer contributions made by the Employer from among the investment choices selected by the Employer.

      The transfer of amounts between investment funds shall be subject to the rules of the investment funds in which the Participant's Account is invested or is to be invested.

      The Plan Administrator or the Participant, Beneficiary, and/or Alternate Payee as the case may be, may change such amounts as often as the Plan Administrator may allow in accordance with the terms of the investment funds in which the Participant's Account is being invested.

      The ability of a Participant who is subject to the reporting requirements of section 16(a) of the Securities and Exchange Act of 1934 (the "Act") to make withdrawals or investment changes involving the Participant's Employer Stock Account may be restricted by the Plan Administrator to comply with rules under section 16(b) of the Act.

5A.3 PARTICIPANT'S ACCOUNT VALUATION. A Participant's Account shall be maintained on behalf of each Participant until such Account is distributed in accordance with the terms of this Plan. At least once per year, as of the last day of the Plan Year, each Participant's Account shall be adjusted, in the ratio that the Participant's Account balance bears to all account balances invested into the same investment vehicle, for any earnings, gains, losses, contributions, withdrawals, expenses, and loans attributable to such Plan Year, in order to obtain a new valuation of the Participant's Account. The assets of the Plan will be valued annually at fair market value as of the last day of each Plan Year.

Article V - Participant Provisions     -72-                    October 29, 1996

                           5B. LIFE INSURANCE POLICIES

5B.1 OPTIONAL  PURCHASE  OF LIFE  INSURANCE.  If the  Employer  in its  Adoption
     Agreement shall permit the purchase of life insurance on the lives of some or all Participants hereunder, each eligible Participant may elect that a portion of the Contribution made on his behalf shall be applied to the purchase of a Life Insurance Policy or Policies on his life. The application for each Policy shall be signed by the Participant and by the Trustee and shall conform to the requirements of the Insurance Company, including any requested evidence of insurability, and the requirements of this Section. All Life Insurance Policies shall be issued so as to permit a common billing date. Any Policy on the life of a Participant who can qualify for waiver of premium thereunder and participant account contribution disability benefits thereunder may include such benefits if applied for by the Participant. The Plan Administrator may adopt reasonable rules regarding the purchase of Life Insurance Policies provided such rules are administered in a consistent and nondiscriminatory manner. No application shall be made hereunder for any Life Insurance Policy on the life of a Participant acceptable to the Insurance Company at standard premium rates for a face amount of less that $1,000 for the first, or any additional Policy issued on the Participant's life.

5B.2 PREMIUMS ON LIFE INSURANCE POLICIES. The premiums on all Life Insurance Policies on the life of a Participant shall be paid from the portion of his Participant's Account attributable to contributions made by the Employer, to the extent sufficient therefor, otherwise in one of the following manners:

      (a) By a loan against the Participant's Policy or Policies, under the automatic premium loan provision thereof, or

      (b)   By payment out of his Participant's Account.

      If the Participant is not acceptable to the Insurance Company as a standard risk at standard rates, a Policy with the same premium but a lesser death benefit may be purchased.

5B.3 LIMITATIONS ON PREMIUMS. In no case shall the cumulative total premiums paid on all Policies held on the life of a Participant hereunder exceed an amount equal to the applicable percentage set forth below of all Contributions (other than Employee Contributions) and Forfeitures theretofore allocated or currently due on his behalf:

      (a) 49% in the case of ordinary life insurance or similar policies.

      (b) 25% in the case of term insurance policies or a combination of policies, with premiums on ordinary life insurance or similar policies being given half weight.

      If such cumulative total premiums would otherwise exceed this amount, the necessary steps to avoid this result shall be taken by reduction of the Participant's life insurance coverage by changing all or a portion of his coverage to paid-up life insurance or by selling the excess portion to the Participant.

5B.4 DISPOSAL. A Participant who no longer wishes to have any part of his allocable share of Contributions used to pay the premiums for any Life Insurance Policy or Policies may withdraw a prior election by written notice to the Trustee to that effect. Any Policy shall be disposed of in accordance with its provisions as the Trustee shall direct.

5B.5 RIGHTS UNDER POLICIES. Each Policy shall provide that the Trustee shall have the right to receive any or all payments that may be due during the Participant's lifetime. Any death benefit shall be payable directly to the Beneficiary named in the Policy and the Participant shall have the right, subject to the terms of Section 3C, either directly or through the Trustee, to change the Beneficiary from time to time and to elect settlement options under the policy for the benefit of the Beneficiary. The Trustee shall have the right to exercise all other options and privileges contained in the policy and shall exercise such rights and privileges in a manner consistent with the terms of the Plan.

Article V - Participant Provisions     -73-                    October 29, 1996

5B.6 LOANS. No loans shall be made against any of the Policies hereunder either from the Insurance Company or any other source unless such loans are made in order to pay amounts then due as premiums thereon.

5B.7 CONDITIONS OF COVERAGE. Except as may be otherwise provided in any conditional or binding receipt issued by the Insurance Company, there shall be no coverage and no death benefit payable under any Policy to be purchased from the Insurance Company until such Policy shall have been delivered and the premium therefor shall have been paid to the Insurance Company as a premium for that Policy. Neither the Employer nor the Trustee shall have any responsibility as to the effectiveness of any Life Insurance Policy purchased from the Insurance Company hereunder nor be under any liability or obligation to pay any amount to any Participant or his Beneficiary by reason of any failure or refusal by the Insurance Company to make such payment.

5B.8 POLICY NOT YET IN FORCE. If at the death of any Participant, the Trustee shall be holding any amount intended for the purchase of any Life Insurance Policy on the Participant's life, but coverage under such Policy shall not yet be in force, the Trustee shall credit such amount to the Participant's Account to be disposed of as a portion thereof.

5B.9 VALUE OF POLICY. The value of any Policy on the life of a living Participant for any purpose under this Plan shall be that amount which the Insurance Company would pay upon surrender of such Policy in accordance with its usual rules and practices.

5B.10 DIVIDENDS. If dividends are allowed on any Life Insurance Policy, they shall be used to provide additional benefits under the Policy.

5B.11 DISTRIBUTION. No life insurance protection shall continue in force under the Plan subsequent to a Participant's retirement or Termination of Employment, whichever occurs first. As of such date, any Life Insurance Policy shall be distributed to the Participant in accordance with its terms and the terms of Section 3C.3.

5B.12 APPLICATION. The Trustee, if the Plan is trusteed, or custodian, if the Plan has a custodial account, shall apply for and will be the owner of any Life Insurance Policy purchased under the terms of this Plan. The Life Insurance Policy(ies) must provide that proceeds will be payable to the Trustee (or custodian, if applicable). However, the Trustee (or custodian) shall be required to pay over all proceeds of the Life Insurance Policy(ies) to the Participant's designated Beneficiary in accordance with the distribution provisions of this Plan. A Participant's Spouse will be the designated Beneficiary of the proceeds in all circumstances unless a Qualified Election has been made in accordance with Section 3C.2(c), Joint and Survivor Annuity Requirements, if applicable. Under no circumstances shall the Trust (or custodial account) retain any part of the proceeds.

      In the event of any conflict between the provisions of this Plan and any Life Insurance Policies or annuity contracts issued pursuant to the Plan, the Plan provisions shall control.

Article V - Participant Provisions     -74-                    October 29, 1996

                                    5C. LOANS

5C.1 LOANS TO  PARTICIPANTS.  If the  Employer  has  specified  in its  Adoption
     Agreement that loans are permitted, then the Plan Administrator may make a bona fide loan to a Participant, in an amount which, when added to the outstanding balance of all other loans to the Participant from all qualified plans of the Employer, does not exceed the lesser of $50,000 reduced by the excess of the Participant's highest outstanding loan balance during the 12 months preceding the date on which the loan is made over the outstanding loan balance on the date the new loan is made, or 50% of the Participant's Vested Interest in his Participant's Account excluding amounts attributable to QVEC Contributions. Notwithstanding any provision in this paragraph to the contrary, loans may not exceed a Participant's Vested Interest attributable to such contributions.
     In the event of default, foreclosure on the note and attachment of security will not occur until a distributable event occurs in the Plan.

     No loans will be made to any Shareholder-Employee or Owner-Employee or to family members of Shareholder-Employees or Owner-Employees, as defined in Code section 267(c)(4).

     The loan shall be made under such terms, security interest, and conditions as the Plan Administrator deems appropriate, provided, however, that:

     (a) Loans shall be made available to all Participants and parties-in-interest (as defined in ERISA and including Employees and Beneficiaries), on a reasonably equivalent basis.

     (b) Loans shall not be made available to Highly Compensated Employees on a basis greater than the basis made available to other Employees.

     (c)    Loans must bear a reasonable rate of interest.

     (d)    Loans are adequately secured.

     (e) Unless the provisions of Section 3C.6 apply to a Participant, loans may be made only after a Participant obtains the consent of his Spouse, if any, to use his Participant's Account as security for the loan. Spousal consent shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan is to be so secured. The consent must be in writing, must acknowledge the effect of the loan, and must be witnessed by a Plan representative or notary public. Such consent shall thereafter be binding with respect to the consenting Spouse or any subsequent Spouse with respect to that loan. A new consent shall be required if the Participant's Account is used for renegotiation, extension, renewal or other revision of the loan.

     (f) Loans must be made in accordance with and subject to all of the provisions of this Section 5C.

      If a valid spousal consent has been obtained in accordance with (e), then, notwithstanding any other provision of this Plan, the portion of the Participant's Vested Interest used as a security interest held by the Plan by reason of a loan outstanding to the Participant shall be taken into account for purposes of determining the amount of the account balance payable at the time of death or distribution, but only if the reduction is used as repayment of the loan. If less than 100% of the Participant's Vested Interest in his Participant's Account (determined without regard to the preceding sentence) is payable to the surviving Spouse, then the Participant's Account shall be adjusted by first reducing the Vested Interest by the amount of the security used as repayment of the loan, and then determining the benefit payable to the surviving Spouse.

Article V - Participant Provisions     -75-                    October 29, 1996

5C.2 LOAN PROCEDURES. The Plan Administrator shall establish a written set of procedures, set forth in the summary plan description or any other established set of procedures, which becomes a part of such Plan by which all loans will be administered. Such rules, which are incorporated herein by reference, will include, but not be limited to the following:
     (a) The person or persons authorized to administer the loan program, identified by name or position;

     (b)   The loan application procedure;

     (c)   The basis for approving or denying loans;

     (d)   Any limits on the types of loans permitted;

     (e)   The procedure for determining a "reasonable" interest rate;

     (f)   Acceptable collateral;

     (g)   Default conditions; and

     (h) Steps which will be taken to preserve Plan assets in the event of default.


                            5D. PARTICIPANTS' RIGHTS

5D.1 GENERAL RIGHTS OF PARTICIPANTS AND BENEFICIARIES. The Plan is established and the Plan or Trust assets are held for the exclusive purpose of providing benefits for such Employees and their Beneficiaries as have qualified to participate under the terms of the Plan.

5D.2 FILING A CLAIM FOR BENEFITS. A Participant or Beneficiary, or the Employer acting in his behalf, shall notify the Plan Administrator of a claim of benefits under the Plan. Such request shall be in writing to the Plan Administrator and shall set forth the basis of such claim and shall authorize the Plan Administrator to conduct such examinations as may be necessary to determine the validity of the claim and to take such steps as may be necessary to facilitate the payment of any benefits to which the Participant or Beneficiary may be entitled under the terms of the Plan.

5D.3 DENIAL OF CLAIM. Whenever a claim for benefits by any Participant or Beneficiary has been denied by a Plan Administrator, a written notice, prepared in a manner calculated to be understood by the Participant, must be provided, setting forth (1) the specific reasons for the denial; (2) the specific reference to pertinent Plan provisions on which the denial is based; (3) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and (4) an explanation of the Plan's claim review procedure.

5D.4 REMEDIES AVAILABLE TO PARTICIPANTS. A Participant or Beneficiary (1) may request a review by a Named Fiduciary, other than the Plan Administrator, upon written application to the Plan; (2) may review writing to a Named Fiduciary. A Participant or Beneficiary shall have 60 days after receipt by the claimant of written notification of a denial of a claim to request a review of a denied claim.

      A decision by a Named Fiduciary shall be made promptly and not later than 60 days after the Named Fiduciary's receipt of a request for review, unless special circumstances require an extension of the time for processing in which case a decision shall be rendered as soon as possible, but not later than 120 days after receipt of a request for review. The decision on review by a Named Fiduciary shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific references to the pertinent Plan provisions on which the decision is based.

Article V - Participant Provisions     -76-                    October 29, 1996

      A Participant or Beneficiary shall be entitled, either in his own name or in conjunction with any other interested parties, to bring such actions in law or equity or to undertake such administrative actions or to seek such relief as may be necessary or appropriate to compel the disclosure of any required information, to enforce or protect his rights, to recover present benefits due to him or to clarify his rights to future benefits under the Plan.

5D.5 LIMITATION OF RIGHTS. Participation hereunder shall not grant any Participant the right to be retained in the Service of the Employer or any other rights or interest in the Plan or Trust fund other than those specifically herein set forth.

5D.6 100% VESTED CONTRIBUTIONS. Each Participant, regardless of his length of Service with the Employer, shall be fully vested (100%) at all times in any portion of his Participant's Account attributable to the following contributions, as applicable:

     (a)   Employee Contributions and earnings thereon;

     (b)   Elective Deferral Contributions and earnings thereon;

     (c)   Qualified Matching Contributions and earnings thereon;

     (d)   Qualified Nonelective Contributions and earnings thereon;

     (e)   Rollover Contributions and earnings thereon;

     (f)   QVEC Contributions and earnings thereon.

5D.7 REINSTATEMENT OF BENEFIT. In the event any portion of a benefit which is payable to a Participant or a Beneficiary shall remain unpaid on account of the inability of the Plan Administrator, after diligent effort, to locate such Participant or Beneficiary, the amount so distributable shall be treated as a Forfeiture under Section 3D. If a claim is made by the Participant or Beneficiary for any benefit forfeited under this Section, such benefit must be reinstated by the Employer.

5D.8 NON-ALIENATION. It is a condition of the Plan, and all rights of each Participant shall be subject thereto, that no right or interest of any Participant in the Plan shall be assignable or transferable in whole or in part, either directly or by operation of law or otherwise, including, but without limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner, and no right or interest of any Participant in the Plan shall be liable for or subject to any obligation or liability of such Participant. The preceding sentence shall not preclude the enforcement of a federal tax levy made pursuant to Code section 6331 or the collection by the United States on a judgement resulting from an unpaid tax assessment.

      The preceding paragraph shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant pursuant to a domestic relations order, unless such order is determined to be a QDRO. A domestic relations order entered before January 1, 1985 will be treated as a QDRO if payment of benefits pursuant to the order has commenced as of such date, and may be treated as a QDRO if payment of benefits has not commenced as of such date, even though the order does not satisfy the requirements of Code section 414(p).


Article V - Participant Provisions     -77-                    October 29, 1996

ARTICLE VI - OVERSEER PROVISIONS

6A. FIDUCIARY DUTIES AND RESPONSIBILITIES

6A.1 GENERAL FIDUCIARY STANDARD OF CONDUCT. Each Fiduciary of the Plan shall discharge his duties hereunder solely in the interest of the Participants and their Beneficiaries and for the exclusive purpose of providing benefits to Participants and their Beneficiaries and defraying reasonable expenses of administering the Plan. Each Fiduciary shall act with the care, skill, prudence and diligence under the circumstances that a prudent man acting in a like capacity and familiar with such matters would use in conducting an enterprise of like character and with like aims, in accordance with the documents and instruments governing this Plan, insofar as such documents and instruments are consistent with this standard.

6A.2 SERVICE IN MULTIPLE CAPACITIES. Any Person or group of Persons may serve in more than one Fiduciary capacity with respect to this Plan, specifically including service both as Trustee and Plan Administrator.

6A.3 LIMITATIONS ON FIDUCIARY LIABILITY. Nothing in this Plan shall be construed to prevent any Fiduciary from receiving any benefit to which he may be entitled as a Participant or Beneficiary in this Plan, so long as the benefit is computed and paid on a basis which is consistent with the terms of this Plan as applied to all other Participants and Beneficiaries. Nor shall this Plan be interpreted to prevent any Fiduciary from receiving any reasonable compensation for services rendered, or for the reimbursement of expenses properly and actually incurred in the performance of his duties with the Plan; except that no Person so serving who already receives full-time pay from an Employer shall receive compensation from this Plan, except for reimbursement of expenses properly and actually incurred.

6A.4 INVESTMENT MANAGER. If an Investment Manager has been appointed pursuant to Section 6B.7 of this Plan, he is required to acknowledge in writing that he has undertaken a Fiduciary responsibility with respect to the Plan. The Insurance Company's liability as a Fiduciary is limited to that arising from its management of any assets of the Plan held by the Insurance Company in its separate accounts.


                           6B. THE PLAN ADMINISTRATOR

6B.1 DESIGNATION AND ACCEPTANCE. The Employer shall designate a Person or Persons to serve as Plan Administrator under the Plan and such Persons, by joining in the execution of the Adoption Agreement, accepts such appointment and agrees to act in accordance with the terms of the Plan.

6B.2 DUTIES AND RESPONSIBILITY. The Plan Administrator shall administer the Plan for the exclusive benefit of the Participants and their Beneficiaries in a nondiscriminatory manner subject to the specific terms of the Plan. The Plan Administrator shall perform all such duties as are necessary to operate, administer, and manage the Plan in accordance with the terms thereof. This shall include notification to the Insurance Company of any adjustment made to a Participant's Account as a result of Excess Annual Additions as defined in Section 4C.1(b).


      The Plan Administrator shall comply with the regulatory provisions of ERISA and shall furnish to each Participant (a) a summary plan description, (b) upon written request, a statement of his total benefits accrued and his vested benefits if any and (c) the information necessary to elect the benefits available under the Plan. The Plan Administrator shall also file the appropriate annual reports and any other data which may be required by appropriate regulatory agencies. Furthermore, the Plan Administrator shall take the necessary steps to notify the appropriate interested parties whenever an application is made to the Secretary of the Treasury for a determination letter in accordance with Code section 7476 as amended.

Article VI - Overseer Provisions     -78-                    October 29, 1996

6B.3 SPECIAL DUTIES. If the Employer that adopts this Plan is not the Plan Administrator, and the Plan provides for either Employee Contributions or Matching Contributions to be made, the Plan Administrator shall:

      (a) Maintain records that enable it to monitor the adopting Employer's compliance with the requirements of Code section 401(m);

      (b) Perform the ACP test, as described in Section 4A.4, for the Employer on an annual basis; and

      (c) Notify the Employer if it is required to correct Excess Aggregate Contributions.

6B.4 EXPENSES AND COMPENSATION. The expenses necessary to administer the Plan shall be taken from Participants' Accounts unless paid by the Employer, including but not limited to those involved in retaining necessary professional assistance from an attorney, an accountant, an actuary, or an investment advisor. Nothing shall prevent the Plan Administrator from receiving reasonable compensation for services rendered in administering this Plan, provided the Plan Administrator is not a full-time Employee of any Employer adopting this Plan.

6B.5 INFORMATION FROM EMPLOYER. To enable the Plan Administrator to perform his functions, the Employer shall supply full and timely information to the Plan Administrator on all matters relating to this Plan as the Plan Administrator may require.

6B.6 ADMINISTRATIVE COMMITTEE; MULTIPLE SIGNATURES. In the event that more than one Person has been duly nominated to serve on the Administrative Committee and has signified in writing the acceptance of such designation, the signature(s) of one or more Persons may be accepted by an interested party as conclusive evidence that the Administrative Committee has duly authorized the action therein set forth and as representing the will of and binding upon the whole Administrative Committee. No Person receiving such documents or written instructions and acting in good faith and in reliance thereon shall be obliged to ascertain the validity of such action under the terms of this Plan.
      The Administrative Committee shall act by a majority of its members at the time in office, and such action may be taken either by a vote at a meeting or in writing without a meeting.

6B.7 RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR. The Plan Administrator, or any member of the Administrative Committee, may resign at any time by delivering to the Employer a written notice of resignation, to take effect at a date specified therein, which shall not be less than 30 days after the delivery thereof, unless such notice shall be waived.

      The Plan Administrator may be removed with or without cause by the Employer by delivery of written notice of removal, to take effect at a date specified therein, which shall be not less than thirty (30) days after delivery thereof, unless such notice shall be waived.

      The Employer, upon receipt of or giving notice of the resignation or removal of the Plan Administrator, shall promptly designate a successor Plan Administrator who must signify acceptance of this position in writing. In the event no successor is appointed, the Board of Directors of the Employer will function as the Administrative Committee until a new Plan Administrator has been appointed and has accepted such appointment.

Article VI - Overseer Provisions     -79-                    October 29, 1996

6B.8 INVESTMENT MANAGER. The Plan Administrator may appoint, in writing, an Investment Manager or Managers to whom is delegated the authority to manage, acquire, invest or dispose of all or any part of the Plan or Trust assets. With regard to the assets entrusted to his care, the Investment Manager shall provide written instructions and directions to the Employer or Trustee, as applicable, who shall in turn be entitled to rely upon such written direction. This appointment and delegation shall be evidenced by a signed written agreement.

6B.9 DELEGATION OF DUTIES. The Plan Administrator shall have the power, to the extent permitted by law, to delegate the performance of such Fiduciary and non-Fiduciary duties, responsibilities and functions as the Plan Administrator shall deem advisable for the proper management and administration of the Plan in the best interests of the Participants and their Beneficiaries.


                               6C. TRUST AGREEMENT

This agreement entered into by and among the Employer, the Plan Administrator and the Trustee pursuant to the Adoption Agreement completed and signed by the Employer, the Plan Administrator and Trustee, hereby establishes the Trust with the following provisions to form a part of and implement the provisions of the
Plan:

6C.1 CREATION AND ACCEPTANCE OF TRUST. The Trustee, by joining in the execution of the Adoption Agreement, accepts the Trust hereby created and agrees to act in accordance with the express terms and conditions herein stated.

6C.2 TRUSTEE CAPACITY; CO-TRUSTEES. The Trustee may be a Bank, Trust Company or other corporation possessing trust powers under applicable State or Federal law or one or more individuals or any combination thereof.

      When two or more persons serve as Trustee, they are specifically authorized, by a written agreement between themselves, to allocate specific responsibilities, obligations or duties among themselves. An original copy of such written agreement is to be delivered to the Plan Administrator.

6C.3 RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR TRUSTEE. Any Trustee may resign at any time by delivering to the Plan Administrator a written notice of resignation, to take effect at a date specified therein, which shall not be less than 30 days after the delivery thereof, unless such notice shall be waived.

      The Trustee may be removed with or without cause by the Board of Directors by delivery of a written notice of removal, to take effect at a date specified therein, which shall not be less than 30 days after delivery thereof, unless such notice shall be waived.

      In the case of the resignation or removal of a Trustee, the Trustee shall have the right to a settlement of its account, which may be made, at the option of the Trustee, either (1) by judicial settlement in an action instituted by the Trustee in a court of competent jurisdiction, or (2) by written agreement of settlement between the Trustee and the Plan Administrator.

      Upon such settlement, all right, title and interest of such Trustee in the assets of the Trust and all rights and privileges under this Agreement theretofore vested in such Trustee shall vest in the successor Trustee, and thereupon all future liability of such Trustee shall terminate; provided, however, that the Trustee shall execute, acknowledge and deliver all documents and written instruments which are necessary to transfer and convey the right, title and interest in the Trust assets, and all rights and privileges to the successor Trustee. The Board of Directors, upon receipt of notice of the resignation or removal of the Trustee, shall promptly designate a successor Trustee, whose appointment is subject to acceptance of this Trust in writing and shall notify the Insurance Company in writing of such successor Trustee.

Article VI - Overseer Provisions     -80-                    October 29, 1996

6C.4 TAXES, EXPENSES AND COMPENSATION OF TRUSTEE. The Trustee shall deduct from and charge against the Trust fund any taxes paid by it which may be imposed upon the Trust fund or the income thereof or which the Trustee is required to pay with respect to the interest of any person therein.

      The Employer shall pay the Trustee annually its expenses in administering the Trust and a reasonable compensation for its service as Trustee hereunder if the Trustee is not an Employee of the Plan, at a rate to be agreed upon from time to time. The reasonable compensation shall include that for any extraordinary services.

6C.5 TRUSTEE ENTITLED TO CONSULTATION. The Trustee shall be entitled to advice of counsel, which may be counsel for the Plan or the Employer, in any case in which the Trustee shall deem such advice necessary.
      With the exception of those powers and duties specifically allocated to the Trustee by the express terms of this Plan, it shall not be the responsibility of the Trustee to interpret the terms of the Plan or Trust and the Trustee may request, and is entitled to receive guidance and written direction from the Plan Administrator on any point requiring construction or interpretation of the Plan documents.

6C.6 RIGHTS, POWERS AND DUTIES OF TRUSTEE. The Trustee shall have the following rights, powers, and duties:

      (a) The Trustee shall be responsible for the safekeeping and administering of the assets of this Plan and Trust in accordance with the provisions of this Agreement and any amendments thereto. The duties of the Trustee under this Agreement shall be determined solely by the express provisions of this Agreement and no other further duties or responsibilities shall be implied. Subject to the terms of this Plan and Trust, the Trustee shall be fully protected and shall incur no liability in acting in reliance upon the written instructions or directions of the Plan Administrator or a duly designated Investment Manager or any other Named Fiduciary.

      (b) The Trustee shall have all powers necessary or convenient for the orderly and efficient performance of its duties hereunder, including but not limited to those specified in this Section. The Trustee may appoint one or more administrative agents or contract for the performance of such administrative and service functions as it may deem necessary for the effective installation and operation of the Plan and Trust.

      (c) The Trustee shall have the power to collect and receive any and all monies and other property due hereunder and to give full discharge and acquittance therefor; to settle, compromise or submit to arbitration any claims, debts or damages due or owing to or from the Trust; to commence or defend suits or legal proceedings wherever, in its judgment, any interest of the Trust requires it; and to represent the Trust in all suits or legal proceedings in any court of law or equity or before any other body or tribunal. It shall have the power generally to do all acts, whether or not expressly authorized, which the Trustee in the exercise of its Fiduciary responsibility may deem necessary or desirable for the protection of the Trust and the assets thereof.

      (d) The Trustee shall make application to the Insurance Company for the Annuity Contract required hereunder and shall take all necessary steps to obtain any Life Insurance Policies elected on the lives of Participants hereunder. In applying for the Annuity Contract, the Trustee may indicate that, unless it directs the Insurance Company otherwise, it shall be entitled to receive all cash payments for further distribution to Participants and Beneficiaries.

Article VI - Overseer Provisions     -81-                    October 29, 1996

      (e) The Trustee may temporarily hold cash balances and shall be entitled to deposit any such funds received in a bank account or bank accounts in the name of the Trust in any bank or banks selected by the Trustee, including the banking department of the Trustee, pending disposition of such funds in accordance with the Trust. Any such deposit may be made with or without interest.

      (f) The Trustee shall obtain and deal with any Life Insurance Policies or other assets of this Trust held or received under this Plan only in accordance with the written directions from the Plan Administrator. The Trustee shall be under no duty to determine any facts or the propriety of any action taken or omitted by it in good faith pursuant to instructions from the Plan Administrator.

      (g) All contributions made to the Trust fund under this Plan shall be paid by the Trustee to the Insurance Company under the Annuity Contract within 30 days after the date such contributions were due under the Plan. However, in lieu of holding any contributions made to the Trust fund, the Trustee may direct that all such contributions be made directly to the Insurance Company under the Annuity Contract or any Life Insurance Policy. The Employer shall keep the Trustee informed of all contributions made directly to the Insurance Company in accordance with the Trustee's instructions.

      (h) If the whole or any part of the Trust shall become liable for the payment of any estate, inheritance, income or other tax which the Trustee shall be required to pay, the Trustee shall have full power and authority to pay such tax out of any monies or other property in its hands for the account of the person whose interest hereunder is so liable. Prior to making any payment, the Trustee may require such releases or other documents from any lawful taxing authority as it shall deem necessary. The Trustee shall not be liable for any nonpayment of tax when it distributes an interest hereunder on instructions from the Plan Administrator.

      (i) The Trustee shall keep a full, accurate and detailed record of all transactions of the Trust which the Plan Administrator shall have the right to examine at any time during the Trustee's regular business hours. Following the close of the fiscal year of the Trust, or as soon as practical thereafter, the Trustee shall furnish the Plan Administrator with a statement of account. This account shall set forth all receipts, disbursements and other transactions effected by the Trustee during said year.

            The Plan Administrator shall promptly notify the Trustee in writing of its approval or disapproval of the account. The Plan Administrator's failure to disapprove the account within 60 days after receipt shall be considered an approval. The approval by the Plan Administrator shall be binding as to all matters embraced in any statement to the same extent as if the account of the Trustee had been settled by judgment or decree of a court of competent jurisdiction under which the Trustee, Plan Administrator, Employer and all persons having or claiming any interest in the Trust were parties; provided, however, that the Trustee may have its account judicially settled if it so desires.

      (j) If, at any time, there shall be a dispute as to the person to whom payment or delivery of monies or property should be made by the Trustee, or regarding any action to be taken by the Trustee, the Trustee may postpone such payment, delivery or action, retaining the funds or property involved, until such dispute shall have been resolved in a court of competent jurisdiction or the Trustee shall have been indemnified to its satisfaction or until it has received written direction from the Plan Administrator.

Article VI - Overseer Provisions     -82-                    October 29, 1996

      (k) Anything in this instrument to the contrary notwithstanding, it shall be understood that the Trustee shall have no duty or responsibility with respect to the determination of matters pertaining to the eligibility of any Employee to become or remain a Participant hereunder, the amount of benefit to which any Participant or Beneficiary shall be entitled hereunder, all such responsibilities being vested in the Plan Administrator. The Trustee shall have no duty to collect any contribution from the Employer and shall not be concerned with the amount of any contribution nor the application of any contribution formula.

6C.7 EVIDENCE OF TRUSTEE ACTION. In the event that the Trustee comprises two or more Trustees, then those Trustees may designate one such Trustee to transmit all decisions of the Trustee and to sign all necessary notices and other reports on behalf of the Trustee. All notices and other reports bearing the signature of the individual Trustee so designated shall be deemed to bear the signatures of all the individual Trustees and all parties dealing with the Trustee are entitled to rely on any such notices and other reports as authentic and as representing the action of the Trustee.

6C.8 INVESTMENT POLICY. This Plan has been established for the sole purpose of providing benefits to the Participants and their Beneficiaries. In determining its investments hereunder, the Trustee shall take account of the advice provided by the Plan Administrator as to funding policy and the short and long-range needs of the Plan based on the evident and probable requirements of the Plan as to the time benefits shall be payable and the requirements therefor.

6C.9 PERIOD OF THE TRUST. If it shall be determined that the applicable State law requires a limitation on the period during which the Employer's Trust shall continue, then such Trust shall not continue for a period longer than 21 years following the death of the last of those Participants including future Participants who are living at the Effective Date hereof. At least 180 days prior to the end of the twenty-first year as described in the first sentence of this Section the Employer, the Plan Administrator and the Trustee shall provide for the establishment of a successor trust and transfer of Plan assets to the Trustee. If applicable State law requires no such limitation, then this Section shall not be operative.


                            6D. THE INSURANCE COMPANY

6D.1 DUTIES AND RESPONSIBILITIES. The Insurance Company shall issue the Annuity Contract and any Policies hereunder and thereby assumes all the duties and responsibilities set forth therein. The terms of the Annuity Contract may be changed as provided therein without amending this Plan, provided such changes shall conform (1) to the requirements for qualification under Code section 401(a), as amended from time to time and (2) to ERISA, as amended from time to time.

6D.2 RELATION TO EMPLOYER, PLAN ADMINISTRATOR AND PARTICIPANTS. The Insurance Company may receive the statement of the Plan Administrator or, if the Plan Administrator so designates, the Employer or the Trustee, as conclusive evidence of any of the matters decided in the Plan, and the Insurance Company shall be fully protected in taking or permitting any action on the basis thereof and shall incur no liability or responsibility for so doing. The Insurance Company shall not be required to look into the terms of the Plan, to question any action by the Employer or the Plan Administrator or any Participant nor to determine that such action is properly taken under the Plan. The Insurance Company shall be fully discharged from any and all liability with respect to any payment to any Participant hereunder in accordance with the terms of the Annuity Contract or of any Policies under the Plan. The Insurance Company shall not be required to take any action contrary to its normal rules and practices.

Article VI - Overseer Provisions     -83-                    October 29, 1996

6D.3 RELATION TO TRUSTEE. The Insurance Company shall not be required to look into the terms of the Plan or question any action of the Trustee, and the Insurance Company shall not be responsible for seeing that any action of the Trustee is authorized by the terms hereof. The Insurance Company shall be under no obligation to take notice of any change in Trustee until evidence of such change satisfactory to the Insurance Company shall have been given to the Insurance Company in writing at its home office.


                              6E. ADOPTING EMPLOYER

6E.1 ELECTION TO BECOME ADOPTING EMPLOYER. With the consent of the Employer and Trustee, if any, any employer, which along with the Employer is included in a group of employers which constitute a controlled group of corporations(as defined in Code section 414(b))or which constitutes trade or businesses (whether or not incorporated) which are under common control (as defined in section 414(c))or which constitutes an affiliated service group as defined in section 414(m)and is identified as an Adopting Employer in the Adoption Agreement, may adopt this Plan and all of its provisions.

6E.2 DEFINITION. Any employer eligible to adopt this Plan under the provisions of Section 6E.1 and which adopts this Plan and all of its provisions, shall be known as an Adopting Employer and shall be included within the term Employer, as defined in Section 1.24.

6E.3 EFFECTIVE DATE OF PLAN. The effective date of the Plan for an Adopting Employer on other than the date specified in the Adoption Agreement shall be the first day of the Plan Year in which such Adopting Employer adopts this Plan.

6E.4 FORFEITURES. Forfeitures of any nonvested portion of a Participant's Account, as selected by the Employer in the Adoption Agreement, shall be allocated only to other Participants who are employed by the Adopting Employer who made the contributions to such Participant's Account, or shall be used as a credit only for such Adopting Employer.

6E.5 CONTRIBUTIONS. All contributions made by an Adopting Employer shall be determined separately by each Adopting Employer and shall be paid to and held by the Plan for the exclusive benefit of the Employees of such Adopting Employer and the Beneficiaries of such Employees, subject to all the terms and conditions of this Plan. The Plan Administrator shall keep separate books and records concerning the affairs of each Adopting Employer and as to the accounts and credits of the Employees of each Adopting Employer.

6E.6 EXPENSES. Subject to Section 6B.3, the expenses necessary to administer the Plan of any Adopting Employer shall be taken from accounts of Participants who are Employees of such Adopting Employer unless paid for by such Adopting Employer. The expenses necessary to administer the Plan for each Adopting Employer shall be determined by the ratio of the value of all Participants' Accounts of such Adopting Employers to the total value of all Participants' Accounts of each Adopting Employer.

6E.7 SUBSTITUTION OF PLANS. Subject to the provisions of Section 7C, any Adopting Employer shall be permitted to withdraw from its participation in this Plan. The consent of the Employer or any other Adopting Employer shall not be required.

Article VI - Overseer Provisions     -84-                    October 29, 1996

6E.8 TERMINATION OF PLANS. If any Adopting Employer elects to terminate its Plan pursuant to Sections 7B.4, 7B.5 and 7B.6, such termination shall in no way affect the Plan of any other Adopting Employer.

6E.9 AMENDMENT. Amendment of this Plan by the Employer or any Adopting Employer shall only be by the written consent of the Employer and each and every Adopting Employer and with the consent of the Trustee, if any, where such consent is necessary in accordance with the terms of this Plan.

6E.10 PLAN ADMINISTRATOR'S AUTHORITY. The Plan Administrator shall have authority to make any and all necessary rules or regulations, binding upon all Adopting Employers and all Participants, to effectuate the purpose of this Section 6E.

Article VI - Overseer Provisions     -85-                    October 29, 1996

  ARTICLE VII - SPECIAL CIRCUMSTANCES WHICH MAY AFFECT THE PLAN

7A. TOP-HEAVY PROVISIONS

7A.1 DEFINITIONS.

     (a) ANNUAL COMPENSATION. The term Annual Compensation means Compensation as defined in the Compensation section of the Adoption Agreement, but including amounts contributed by the Employer pursuant to a salary reduction agreement which are excludable from the Employee's gross income under Code section 125, section 402(e)(3), section 402(h)(1)(B) or section 403(b).

     (b) DETERMINATION DATE. The term Determination Date means for any Plan Year subsequent to the first Plan Year, the last day of the preceding Plan Year. For the first Plan Year of the Plan, it means the last day of that year.

     (c) DETERMINATION PERIOD. The term Determination Period means the Plan Year containing the Determination Date and the four preceding Plan Years.

     (d) KEY EMPLOYEE. The term Key Employee means any Employee or former Employee (and the Beneficiaries of such Employee) who at any time during the Determination Period was:

            (1)   An officer of the Employer if such individual's
                  Annual Compensation exceeds 50 percent of the dollar limitation under Code section 415(b)(1)(A); or

            (2) An owner (or considered an owner under Code section 318) of one of the ten largest interests in the Employer if such individual's Annual Compensation exceeds 100 percent of the dollar limitation under Code section 415(c)(1)(A); or

            (3)   A 5-percent owner of the Employer; or

            (4) A 1-percent owner of the Employer who has Annual Compensation of more than $150,000.

            The determination of who is a Key Employee will be made in accordance with Code section 416(I)(1) and related regulations.

     (e)    PERMISSIVE AGGREGATION GROUP.  The term Permissive
            Aggregation Group means the Required Aggregation Group of plans plus any other plan or plans of the Employer which, when considered as a group with the Required Aggregation Group, would continue to satisfy the requirements of Code sections 401(a)(4) and 410.

     (f) PRESENT VALUE. Present Value shall be based only on the interest and mortality rates specified in the Adoption Agreement.

     (g)   REQUIRED AGGREGATION GROUP.  The term Required Aggregation
           Group means (1) each qualified plan of the Employer in which at least one Key Employee participates or participated at any time during the Determination Period (regardless of whether the plan has terminated), and (2) any other qualified plan of the Employer which enables a plan described in (1) to meet the requirements of Code sections 401(a)(4) or 410.

     (h) TOP-HEAVY PLAN. For any Plan Year beginning after December 31, 1983, this Plan is Top-Heavy if any of the following conditions exists:

Article VII - Special Circumstances     -86-                    October 29, 1996

          (1) If the Top-Heavy Ratio for this Plan exceeds 60 percent and this Plan is not part of any Required
                Aggregation Group or Permissive Aggregation Group of plans.

          (2)   If this Plan is a part of a Required
                Aggregation Group of plans but not part of a Permissive Aggregation Group and the Top-Heavy Ratio for the group of plans exceeds 60 percent.

          (3)   If this Plan is a part of a Required
                Aggregation Group and part of a Permissive Aggregation Group of plans and the Top-Heavy Ratio for the Permissive Aggregation Group exceeds 60 percent.

     (i)   TOP-HEAVY RATIO.  The term Top-Heavy Ratio means:

           (1) If the Employer maintains one or more defined contribution plans (including any simplified employee pension plan) and the Employer has not maintained any defined benefit plan which during the 5-year period ending on the Determination Date(s) has or has had accrued benefits, the Top-Heavy Ratio for this Plan alone or for the Required or Permissive Aggregation Group, as appropriate, is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the Determination Date(s) (including any part of any account balance distributed in the 5-year period ending on the Determination Date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the Determination Date(s)), both computed in accordance with Code section 416 and related regulations. Both the numerator and denominator of the Top-Heavy Ratio are increased to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under Code section 416 and related regulations.

           (2) If the Employer maintains one or more defined contribution plans (including any simplified employee pension plans as defined in Code section 408(k)) and the Employer maintains or has maintained one or more defined benefit plans, which during the 5-year period ending on the Determination Date(s) has or has had any accrued benefits, the Top-Heavy Ratio for any Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all Key Employees, determined in accordance with (1) above, and the Present Value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all Participants, determined in accordance with (1) above, and the Present Value of accrued benefits under the defined benefit plan or plans for all Participants as of the Determination Date(s), all determined in accordance with Code section 416 and related regulations. The accrued benefits under a defined benefit plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an accrued benefit made in the 5-year period ending on the Determination Date.

Article VII - Special Circumstances     -87-                    October 29, 1996

           (3) For purposes of (1) and (2) above, the value of account balances and the Present Value of accrued benefits will be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the Determination Date, except as provided in Code section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a Participant (I) who is not a Key Employee but who was a Key Employee in a prior year, or
                 (ii) who has not been credited with at least one Hour of Service with any Employer maintaining the Plan at any time during the 5-year period ending on the Determination Date shall be disregarded. The calculation of the Top-Heavy Ratio, and the extent to which distributions, rollovers, and transfers are taken into account, will be made in accordance with Code section 416 and the regulations thereunder. QVEC Contributions will not be taken into account for purposes of computing the Top-Heavy Ratio.
                 When aggregating plans, the value of account balances and accrued benefits will be calculated with reference to the Determination Dates that fall within the same calendar year. The accrued benefit of a Participant other than a Key Employee shall be determined under (a) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer, or (b) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code section 411(b)(1)(C).


     (j) VALUATION DATE. The term Valuation Date means the date specified in the Top-Heavy Provisions section of the Adoption Agreement as of which account balances or accrued benefit are valued for purposes of calculating the Top-Heavy Ratio.

7A.2 MINIMUM ALLOCATION. For any Plan Year in which the Plan is Top-Heavy, the following will apply:

      (a) Except as otherwise provided in (c) and (d) below, the Employer contributions and Forfeitures allocated on behalf of any Participant who is not a Key Employee shall not be less than the lesser of three percent of such Participant's Compensation or in the case where the Employer has no defined benefit plan which designates this Plan to satisfy Code section 401, the largest percentage of Employer contributions and Forfeitures, as limited by Code section 401(a)(17), allocated on behalf of any Key Employee for that year. The Minimum Allocation is determined without regard to any Social Security contribution. This Minimum Allocation shall be made even though, under other Plan provisions, the Participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the year because of (1) the Participant's failure to complete 1,000 Hours of Service (or any equivalent provided in the Plan), or (2) the Participant's failure to make Required Employee Contributions to the Plan, or (3) Compensation less than a stated amount.

      (b) For purposes of computing the Minimum Allocation, Compensation shall mean Compensation as defined in the Compensation section of the Adoption Agreement as limited by Code section 401(a)(17).

            Notwithstanding the above, if elected by the Employer in the Adoption Agreement, Compensation shall include any amount which is contributed by the Employer pursuant to a salary reduction agreement and which is not includable in the Employee's gross income under Code sections 125, 401(a)(8), 402(h) or 403(b).

      (c) The provision in (a) above shall not apply to any Participant who was not employed by the Employer on the last day of the Plan Year.

      (d) The provision in (a) above shall not apply to any Participant to the extent the Participant is covered under any other plan or plans of the Employer and the Employer has provided in the Top-Heavy Provisions section of the Adoption Agreement that the Minimum Allocation or benefit requirement applicable to Top-Heavy plans will be met in the other plan or plans.

Article VII - Special Circumstances     -88-                    October 29, 1996

      (e) The Minimum Allocation required (to the extent required to be nonforfeitable under Code section 416(b)) may not be forfeited under Code sections 411(a)(3)(B) or 411(a)(3)(D).

      (f)   Neither Elective Deferral Contributions nor Matching
            Contributions may be taken into account for the purpose of satisfying this Minimum Allocation Requirement.

7A.3 MINIMUM VESTING SCHEDULE. For any Plan Year in which this Plan is Top-Heavy, one of the minimum vesting schedules as elected by the Employer in the Adoption Agreement will automatically apply to the Plan. The minimum vesting schedule applies to all benefits within the meaning of Code section 411(a)(7) except those attributable to Employee Contributions, Elective Deferral Contributions, QVEC Contributions and Rollover Contributions including benefits accrued before the effective date of Code section 416 and benefits accrued before the Plan became Top-Heavy. Further, no decrease in a Participant's nonforfeitable percentage may occur in the event the Plan's status as Top-Heavy changes for any Plan Year. However, this Section does not apply to the account balances of any Employee who does not have an Hour of Service after the Plan has initially become Top-Heavy. Such Employee's account balance attributable to Employer contributions and Forfeitures will be determined without regard to this Section.


                7B. AMENDMENT, TERMINATION OR MERGER OF THE PLAN

7B.1 AMENDMENT  OF ELECTIONS  UNDER  ADOPTION  AGREEMENT BY EMPLOYER.  The party elected by the Employer in the Adoption Agreement shall have the right from time to time to change the elections under its Adoption Agreement in a manner consistent with the Plan, provided that such amendment or modification shall be in accordance with the Board of Director's resolution, if applicable, that describes the amendment procedure and provided further that the written amendment or modification is signed by the party elected by the Employer in the Adoption Agreement. The amendment must be accepted by the Sponsoring Organization. Upon any such change in the Elections under the Adoption Agreement, the Plan Administrator, the Trustee and the Sponsoring Organization shall be furnished a copy thereof. If the Plan's vesting schedule is amended, or the Plan is amended in any way that directly or indirectly affects the computation of the Participant's nonforfeitable percentage or if the Plan is deemed amended by an automatic change to a top-heavy vesting schedule, each Participant with at least 3 years of Service with the Employer may elect, in writing, within a reasonable period after the adoption of the amendment or change, to have the nonforfeitable percentage computed under the Plan without regard to such amendment or change. For Participants who do not have at least l Hour of Service in any Plan Year beginning after December 31, 1988, the preceding sentence shall be applied by substituting "5 years of Service" for "3 years of Service" where such language appears.

     The period during which the election must be made by the Participant shall begin no later than the date the Plan amendment is adopted and end no later than after the latest of the following dates:

     (a)   The date which is 60 days after the day the amendment is adopted;

Article VII - Special Circumstances     -89-                    October 29, 1996

     (b) The date which is 60 days after the day the amendment becomes effective; or

     (c) The date which is 60 days after the day the Participant is issued written notice of the amendment by the Employer or Plan Administrator.

      Such written election by a Participant shall be made to the Plan Administrator, who shall then give written notice to the Insurance Company.

      No amendment to the Plan shall be effective to the extent that it has the effect of decreasing a Participant's Accrued Benefit. Notwithstanding the preceding sentence, a Participant's Account balance may be reduced to the extent permitted under Code section 412(c)(8). For purposes of this paragraph, a Plan amendment which has the effect of decreasing a Participant's Account balance or eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment, shall be treated as reducing an Accrued Benefit. Furthermore, if the vesting schedule of a Plan is amended, in the case of an Employee who is a Participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such Employee's Employer-derived Accrued Benefit will not be less than the percentage computed under the Plan without regard to such amendment.

      In the event of an amendment to a money purchase pension plan (including a target benefit plan) to convert it to a profit sharing plan (including a thrift plan or plan with a 401(k) feature), the resulting plan shall separately account in each affected Participant's Account for amounts attributable to coverage under the money purchase plan, including future earnings on such amounts. On and after the date of such amendment, these money purchase plan amounts shall remain subject to the money purchase plan restrictions on distribution.

      The Employer may (1) change the choice of options in the Adoption Agreement, (2) add overriding language in the Adoption Agreement when such language is necessary to satisfy Code sections 415 or 416 because of the required aggregation of multiple plans, and (3) add certain model amendments published by the Internal Revenue Service which specifically provide that their adoption will not cause the Plan to be treated as individually designed. An Employer that amends the Plan for any other reason, including a waiver of the minimum funding requirements under Code section 412(d), will no longer participate in this prototype plan and will be considered to have an individually designed plan.

7B.2 AMENDMENT OF PLAN, TRUST, AND FORM OF ADOPTION AGREEMENT. The Sponsoring Organization may amend this Plan and Trust, and the form of the Adoption Agreement, and the Employer in adopting this Plan and the Plan Administrator and the Trustee in accepting appointment as Plan Administrator and as Trustee, shall be deemed to have consented to any such amendment by executing the Adoption Agreement, provided that the written consent of the Trustee and the Plan Administrator to any change affecting their duties or responsibilities shall first be obtained. Upon any such amendment by the Sponsoring Organization, the Plan Administrator, the Employer and the Trustee shall be furnished with a copy thereof.

7B.3 CONDITIONS OF AMENDMENT. Neither the Sponsoring Organization nor the Employer shall make any amendment which would cause the Plan to lose its status as a qualified plan within the meaning of Code section 401(a).

7B.4 TERMINATION OF THE PLAN. The Employer intends to continue the Plan indefinitely for the benefit of its Employees, but reserves the right to terminate the Plan at any time by resolution of its Board of Directors. Upon such termination, the liability of the Employer to make Employer contributions hereunder shall terminate. The Plan shall terminate automatically upon complete discontinuance of Employer contributions hereunder, if the Plan is a profit sharing plan or a thrift plan.

Article VII - Special Circumstances     -90-                    October 29, 1996

7B.5 FULL VESTING. Upon the termination or partial termination of the Plan, or upon complete discontinuance of Employer contributions, the rights of all affected Participants in and to the amounts credited to each such Participant's Account and to any Policies on each Participant's life shall be 100% vested and nonforfeitable. Thereupon, each Participant shall receive a total distribution of his Participant's Account (including any amounts in the Forfeiture Account allocated in accordance with Section 7B.6) in accordance with the terms and conditions of Section 2A. If the Plan terminates, the assets will be distributed from the Trust as soon as administratively feasible.

7B.6 APPLICATION OF FORFEITURES. Upon the termination of the Plan, any amount in the Forfeiture account which has not been applied as of such termination to reduce the Employer contribution, or has not been allocated as of such termination, shall be credited on a pro-rata basis to each Participant's Account in the same manner as the last Employer contribution made under the Plan.

7B.7 MERGER WITH OTHER PLAN. In the case of any merger with or transfer of assets or liabilities to any other qualified plan after September 2, 1974:

      (a) The sum of the account balances in each plan shall equal the fair market value (determined as of the date of the merger or transfer as if the plan had then terminated) of the entire plan assets.

      (b) The assets or liabilities of each plan shall be combined to form the assets of the plan as merged (or transferred), and each Participant in the plan merged (or transferred) shall have an account balance equal to the sum of the account balances the Participant had in the plans immediately prior to the merger (or transfer).

      (c) Immediately after the merger (or transfer), each Participant in the plan merged (or transferred) shall have an account balance equal to the sum of the account balances the Participant had in the plans immediately prior to the merger (or transfer).

      (d) Immediately after the merger (or transfer), each Participant in the plan merged (or transferred) shall be entitled to the same optional benefit forms as they were entitled to immediately prior to the merger (or transfer).

      (e) In the event of a merger (or transfer) of a money purchase pension plan (including a target benefit plan) and a profit sharing plan (including a thrift plan or plan with a 401(k) feature), the resulting plan shall separately account in each affected Participant's Account for amounts attributable to coverage under the money purchase plan, including future earnings on such amounts. On and after the date of such merger (or transfer), these money purchase plan amounts shall remain subject to the money purchase plan restrictions on distribution.

7B.8 TRANSFER FROM OTHER PLANS. If elected in the Adoption Agreement, the Employer may cause all or any of the assets held in another qualified pension or profit sharing plan meeting the requirements of Code section 401(a) to be transferred to the Plan pursuant to a merger or consolidation of this Plan with such other plan or for any other allowable purpose. Upon receipt of such assets, the Plan shall separately account for such amounts in each affected Participant's Account. Such transfer shall be made without regard to the Limitations on Allocations imposed in Section 4B.

Article VII - Special Circumstances     -91-                    October 29, 1996

7B.9 TRANSFER TO OTHER PLANS. Upon written direction from the Employer, the Plan shall transfer some or all of the assets held under this Plan to another qualified pension or profit sharing plan meeting the requirements of Code section 401(a) and sponsored by the Employer.

7B.10 APPROVAL BY THE INTERNAL REVENUE SERVICE. Notwithstanding any other provisions of this Plan, the Employer's adoption of this Plan is subject to the condition precedent that the Employer's Plan shall be approved and qualified by the Internal Revenue Service as meeting the requirements of Code section 401(a) and, if applicable, that the Trust established hereunder shall be entitled to exemption under the provisions of Code section 501(a). In the event the Plan initially fails to qualify and the Internal Revenue Service issues a final ruling that the Employer's Plan or Trust fails to so qualify as of the Effective Date, all liability of the Employer to make further Employer contributions hereunder shall cease. The Insurance Company, Plan Administrator, Trustee and any other Named Fiduciary shall be notified immediately by the Employer, in writing, of such failure to qualify. Upon such notification, the value of the Participants' Accounts, including the then value of any Life Insurance Policies, shall be distributed in cash subject to the terms and conditions of Section 5B. That portion of such distribution which is attributable to Participant's Employee Contributions, if any, shall be paid to the Participant, and the balance of such distribution shall be paid to the Employer. Upon the death of any Participant prior to the actual surrender of a Life Insurance Policy or Policies on his life, the death benefit shall be payable to the Participant's Beneficiary.

      If the Employer's Plan fails to attain or retain qualification, such Plan will no longer participate in this prototype plan and will be considered an individually designed plan.

7B.11 SUBSEQUENT UNFAVORABLE DETERMINATION. If the Employer is notified subsequent to initial favorable qualification that the Plan is no longer qualified within the meaning of Code section 401(a) or, if applicable, that the Trust is no longer entitled to exemption under the provisions of Code section 501(a), and if the Employer shall fail within a reasonable time to make any necessary changes in order that the Plan shall so qualify, the Participants' Accounts, including any Life Insurance Policies or the values thereof, shall be fully vested and nonforfeitable and shall be disposed of in the manner set forth in Sections 7B.5 and 7B.6 above.


                            7C. SUBSTITUTION OF PLANS

7C.1 SUBSTITUTION OF PLANS. Subject to the provisions of Section 7B.7, the Employer may substitute an individually designed plan or a master or another prototype plan for this Plan without terminating this Plan as embodied herein, and this shall be deemed to constitute an amendment and restatement in its entirety of this Plan as heretofore adopted by the Employer; provided, however that the Employer shall have certified to the Insurance Company and the Trustee, if applicable, that this Plan is being continued on a restated basis which meets the requirements of Code section 401(a) and ERISA.

      Any such changes shall be subject to the provisions of Sections 7B.1 and 7B.2 of the Plan.

7C.2 TRANSFER OF ASSETS. Upon 90 days' written notification from the Employer and the Trustee (unless the Insurance Company shall accept a shorter period of notification) that a different plan meeting the requirements set forth in Section 7C.1 above has been executed and entered into by the Plan Administrator and the Employer, and after the Insurance Company and the Trustee have been furnished the Employer's certification in writing that the Employer intends to continue the Plan as a qualified plan under Code section 401(a) and ERISA, the Insurance Company shall transfer the value of all Participants' Accounts under the Annuity Contract to the Trustee or such person or persons as may be entitled to receive the same, in accordance with the terms of the Annuity Contract. The Trustee shall likewise make a similar transfer, including all Life Insurance Policies, or the values thereof, to such person or persons as may be entitled to receive same. The Insurance Company and the Trustee may rely fully on the representations or directions of the Employer with respect to any such transfer and shall be fully protected and discharged with respect to any such transfer made in accordance with such representations, instructions, or directions.

Article VII - Special Circumstances     -92-                    October 29, 1996

7C.3 SUBSTITUTION FOR PRE-EXISTING MASTER OR PROTOTYPE PLAN. This Plan is designed:

      (a) For adoption by an Employer not previously covered under a master or prototype plan sponsored by Connecticut General Life Insurance Company; or

      (b) For adoption by an Employer in substitution for a pre-existing master or prototype plan sponsored by Connecticut General Life Insurance Company.

      If this Plan is adopted in substitution for such a pre-existing master or prototype plan, it shall be deemed to amend the Employer's prior Plan in its entirety effective as of the date specified in the Employer's Adoption Agreement. The Employer's Plan as so amended shall continue in full force and effect and no termination thereof shall be deemed to have occurred.

7C.4 PARTIAL SUBSTITUTION OR PARTIAL TRANSFER OF THE PLAN OR ASSETS. In the event this Plan is adopted as the result of a partial substitution or partial transfer of the Plan or the assets under the prior Plan as a result of a merger, spinoff, consolidation or any other allowable purpose, the Plan and all transactions allowable under it are subject to the rules established by the Employer to address the orderly transition of the Plan or assets.

Article VII - Special Circumstances     -93-                    October 29, 1996

                          ARTICLE VIII - MISCELLANEOUS

8.1 NONREVERSION. This Plan has been adopted by the Employer for the exclusive benefit of the Participants and their Beneficiaries. Except as otherwise provided in Section 7B.10 and Section 8.6, under no circumstances shall any funds contributed hereunder at any time revert to or be used by the Employer, nor shall any such funds or assets of any kind be used other than for the benefit of the Participants or their Beneficiaries.

8.2 GENDER AND NUMBER. When necessary to the meaning hereof, and except when otherwise indicated by the context, either the masculine or the neuter pronoun shall be deemed to include the masculine, the feminine, and the neuter, and the singular shall be deemed to include the plural.

8.3 REFERENCE TO THE INTERNAL REVENUE CODE AND ERISA. Any reference herein to any section of the Internal Revenue Code, ERISA, or to any other statute or law shall be deemed to include any successor law of similar import.

8.4 GOVERNING LAW. The Plan and Trust, if applicable, shall be governed and construed in accordance with the laws of the state where the Employer or Trustee has its principal office in the United States.

8.5 COMPLIANCE WITH THE INTERNAL REVENUE CODE AND ERISA. This Plan is intended to comply with all requirements for qualification under the Internal Revenue Code and ERISA, and if any provision hereof is subject to more than one interpretation or any term used herein is subject to more than one construction, such ambiguity shall be resolved in favor of that interpretation or construction which is consistent with the Plan being so qualified. If any provision of the Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions, and this Plan shall be construed and enforced as if such provision had not been included.

8.6 CONTRIBUTION RECAPTURE. Notwithstanding any other provisions of this Plan, (1) in the case of a contribution which is made by an Employer by a mistake of fact, Section 8.1 shall not prohibit the return of such contribution to the Employer within one year after the payment of the contribution, and (2) if a contribution is conditioned upon the deductibility of the contribution under Code section 404, then, to the extent the deduction is disallowed, Section 8.1 shall not prohibit the return to the Employer of such contribution (to the extent disallowed) within one year after the disallowance of the deduction. The amount which may be returned to the Employer is the excess of (1) the amount contributed over (2) the amount that would have been contributed had there not occurred a mistake of fact or a mistake in determining the deduction. Earnings attributable to the excess contribution may not be returned to the Employer, but losses attributable thereto must reduce the amount to be so returned. Furthermore, if the withdrawal of the amount attributable to the mistaken contribution would cause the balance of any Participant's Account to be reduced to less than the balance which would have been in the Participant's Account had the mistaken amount not been contributed, then the amount to be returned to the Employer would have to be limited so as to avoid such reduction.

      In the event that the Commissioner of the Internal Revenue determines that the Plan is not initially qualified under the Internal Revenue Code, any contribution made incident to that initial qualification by the Employer must be returned to the Employer within one year after the date the initial qualification is denied, but only if the application for the qualification is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan is adopted, or such later date as the Secretary of the Treasury may prescribe.

Article VIII - Miscellaneouses     -94-                    October 29, 1996

      Notwithstanding the above, any excess or returned contribution shall not be returned to the Employer if the Employer has taken Davis-Bacon Act credit for such contribution. These excess or mistaken contributions shall be paid to the Employee for whom such credit is taken.

Article VIII - Miscellaneous            -95-                 October 29, 1996

                               EXHIBIT 10.17

                                June 10, 1997



Mr. David W. Fradin
81 Forest Oaks Court
Winona, MN 55987



Dear David:


      On behalf of the Board of Directors of IEC Electronics Corp. ("IEC"), I am pleased to offer you the position of President and Chief Operating Officer of IEC upon the following terms and conditions:





      1.    Compensation.
           --------------


            (a)   Base Salary.  For all services rendered to IEC in any
                 ------------
capacity, IEC shall pay you a salary at the annual rate $175,000 ("Base Salary"). The Base Salary shall be payable in accordance with the customary payroll practices of IEC, subject to such deductions and withholdings as may be required by law or agreed to by you.


            (b)   Hiring Bonus.  IEC shall pay you, within 30 days after the
                 --------------
commencement of your employment, a hiring bonus in the amount of $25,000.


            (c)   Performance Bonus.  Beginning with the fiscal year
                 -------------------
commencing October 1, 1997, you will be paid a performance bonus if IEC achieves or exceeds certain performance measures based upon earnings and return on average assets. Such performance measures will be similar to those utilized in IEC's current bonus plans and will be developed by you and the Board of Directors.

      2.    Benefits.
           -----------


            You will be entitled to the following benefits:


            a.    General.  You will be entitled to all benefits of full time
                  --------
employees or officers as set forth in IEC's Policy Manual as to which you meet the eligibility requirements universally applicable to all employees and such other benefits as may be accorded to executives from time to time.


            b.    Insurance.  So long as you are employed by IEC, IEC will
                  ----------
pay the premiums on term life insurance on your life in the face amount of $525,000. IEC will have no interest in or claim to such life insurance policy and you will have the sole right to designate the beneficiaries.


            c.    Vacations.  After July 1, 1997 you will be immediately
                  ----------
entitled to ten days of vacation. Commencing July 1, 1998, you will be entitled to vacation time as set forth in IEC's Policy Manual.


      3.    Stock Options.
            --------------


            IEC will grant you an incentive stock option for 50,000 shares of IEC common stock pursuant to the terms and provisions of IEC's 1993 Stock Option Plan. Said option will be granted as of the date on which you begin employment at IEC, at an exercise price equal to the fair market value of IEC's common stock on that date. The option will vest in 25% increments beginning one year from the date of grant and will expire seven years from the date of grant.


            If your employment is terminated by IEC for any reason other than Cause (as hereinafter defined), or death or disability, or if you terminate your employment with the Company for "Good Reason" (as hereinafter defined), the option will become fully vested and exercisable. In addition, in the event of a merger or consolidation in which IEC is not the surviving company or a sale or exchange of all or substantially all of IEC's assets, if such surviving or acquiring company does not assume the option upon the same terms and conditions, then the option shall become fully vested and exercisable immediately prior to such event.


      4.    Relocation Assistance.
            -----------------------

            a. In connection with your relocation to New York State, IEC will reimburse you for the following:

                  (i) Usual and customary expenses incurred in selling your home; however, reimbursement for the broker's commission (if you utilize the services of a broker) may not exceed a 6 percent (6%) broker's commission on the sale of the property.


                  (ii) Reasonable expenses incurred in moving furniture, normal household goods and personal belongings to the new location. You must obtain three (3) estimates.


                  (iii) Reasonable expenses incurred in transporting your immediate family to the new location.


                  (iv) Reasonable and customary closing costs incurred in buying your new home (but not including any mortgage "points" or prepaid interest); however, the amount to be reimbursed shall not exceed $1,500.


                  (v) Reasonable temporary living expenses incurred while awaiting occupancy in your new home. Until you obtain permanent housing in the Newark, New York area, IEC will provide you with a monthly payment of $1,250 for a period not to exceed 12 months from the date of hire. The amount to be paid shall not exceed $15,000.


                  (vi) Incidental expenses related to a move; however, the amount to be reimbursed shall not exceed $5,000.


            b. Since some or all of the foregoing relocation payments may be taxable to you, IEC will pay or reimburse you the amount of any income taxes you incur in connection with such relocation payments.


            c. In consideration of the substantial expenses incurred by IEC in conjunction with your relocation, you agree that, should you resign your employment with IEC, except for Good Reason (as hereinafter defined), at any time prior to 36 months following the commencement of your employment, you will reimburse IEC on the last day worked for a portion of the relocation expenses. The expenses will be prorated over 36 months, and the portion for which you must reimburse IEC will be payable in full on the last day of employment.

            Example: If the total relocation expenses were equal to $30,000 and you were to resign your position after only sixteen (16) months, the sum of $16,672 would be due and payable to IEC on the last day worked. ($30,000 divided by 36 months = $833. $833 x 16 = $13,328. $30,000 - $13,328
      = $16,672).


      5.    Severance.  In the event of the termination of your employment
            ----------
(a) by IEC for any reason other than Cause (as hereinafter defined), death or disability or (b) by you for Good Reason (as hereinafter defined), IEC will pay you for a period of one year following such termination an amount equal to your Base Salary at the annual rate then in effect. Such amount shall be payable bi-weekly. In addition, IEC will provide you with such benefits, if any, as may be applicable pursuant to IEC's Policy Manual. All payments made to you hereunder will be subject to all applicable employment and withholding taxes.


      6.    Confidentiality and Non-Competition.  As a condition of
            ------------------------------------
employment and in consideration of the expenses to be incurred by IEC in conjunction with your relocation, you will be expected to execute prior to the commencement of your employment a Confidentiality and Non-Compete Agreement in the form attached hereto as Exhibit A.


      7.    Right to Employment.  Nothing contained herein confers upon you
            --------------------
any right to be continued in the employ of IEC or interferes in any way with the right of IEC to terminate your employment at any time for any reason. You acknowledge that you will be an employee-at-will of IEC, terminable with or without cause.


      8.    Certain Definitions.
            --------------------


            (a)   Cause.  Cause shall mean the existence or occurrence of any
                  ------
of the following with respect to you:


                  (i) the failure or refusal to perform such services as may reasonably be delegated or assigned to you consistent with your position, by the Chief Executive Officer or by the Board of Directors, (ii) gross negligence in connection with the performance of your duties, (iii) the commission of acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects your ability to perform your duties for IEC or may materially adversely affect IEC, (iv) the conviction of a felony, or (v) the violation or breach in any respect of any material term, covenant, or condition contained in this Letter or in the Confidentiality and Non-Compete Agreement.

            (b)   Good Reason.  Good Reason shall mean the occurrence or
                  ------------
existence of any of the following with respect to you:


                  (i) your annual rate of salary is reduced from the annual rate then currently in effect or your other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of IEC generally), or
(ii) your place of employment, without your approval, is moved more than 50 miles from Newark, New York, or (iii) you are assigned duties that are demeaning or are otherwise materially inconsistent with the duties of a President and Chief Operating Officer.


                  Before you may terminate your employment for Good Reason, you must notify IEC in writing of your intention to terminate and IEC shall have 15 days after receiving such written notice to remedy the situation, if possible.





      I look forward to your acceptance of this offer and to your success at IEC.


                                                Very truly yours,


                                               IEC ELECTRONICS CORP.



                                    By:   /s/ Russell E. Stingel
                                          Russell E. Stingel
                                          Chief Executive Officer





I accept your offer of employment.


/s/  David W. Fradin                13 June 97
     (Signature)                     (Date)

                           EXHIBIT A
                   CONFIDENTIALITY AND NON-COMPETE AGREEMENT


      This Agreement is made as of the 13th day of June, 1997 by and between IEC Electronics Corp., a Delaware corporation ("IEC" or the "Company") and David W. Fradin ("Employee").

                                   RECITALS

      Employee entered an employment relationship with IEC on even day herewith (the "Letter Agreement");

      In the course of such employment, Employee will gain experience, knowledge and Confidential Information (as defined below) relating to the plans and operations of the Company.

      NOW, THEREFORE, in consideration of the foregoing and the mutual covenants contained in this Agreement and in the Letter Agreement, the parties agree as follows:

      1.   Confidential Information.  Employee acknowledges and agrees that he
           -------------------------
will likely be exposed to Confidential Information, knowledge or data as described below and Employee further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Employee understands that the Company has invested large sums in developing these materials and it would be difficult for him to develop these same materials from any independent sources without expenditure of large sums of money and effort. Employee furthermore acknowledges that his employment with the Company will being him into contact with these materials. Employee understands that the Company, in large part, is relying on his promise not to disclose this information as a condition of his employment. Employee also acknowledges that any use of the Company's materials other than in the scope of his employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against him.

      Employee will not either during his employment by the Company or by any parent or subsidiary of the Company or at any time thereafter disclose or authorize anyone else to disclose or use or make known for his or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by him during his employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:

           (a) of a technical nature such as but not limited to methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;

           (b) of a business nature such as but not limited to information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses;

           (c) pertaining to future developments such as but not limited to research and development, or future marketing or merchandising plans or ideas.

      Immediately upon termination of Employee's employment, Employee will deliver to the Company all copies of data, information and knowledge, including without limitation all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by him during the period of his employment with the Company or by any parent or subsidiary of the Company which are in his possession or under his control.

      2.   Covenant Not to Compete.
           ------------------------
           A. During the period of employment and during the Non-Compete Period (as hereinafter defined) the Employee will not, directly or indirectly
(a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business which competes with any business, venture or activity being conducted or proposed to be conducted on the date of cessation of the Employee's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Employee's employment, or (b) recruit or otherwise induce any employees of the Company to terminate their employment or violate any agreement with or duty to the Company. For purposes of this Agreement, "Non-Compete Period" shall mean the period commencing on the date of cessation of the Employee's employment for any reason whatsoever and ending 12 months after the date on which the Employee's employment ceases.

           In connection with the foregoing provisions of this paragraph 2, the Employee represents that his experience, capabilities and circumstances are such that such provisions will not unreasonably prevent him from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.

           B. If Employee in any way breaches the obligations specified in this paragraph 2, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.

           C. If the geographic or time restriction contained in this paragraph shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this paragraph to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Employee.

      3.   Injunctive Relief.  Employee agrees that any breach or threatened
           ------------------
breach by him of any of the provisions contained in paragraphs 1 and 2 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach. Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages.

      4.   Severability.  If any provision hereof is found to be unreasonably
           -------------
broad, it shall nevertheless be enforceable to the extent reasonably necessary for the protection of the Company. The invalidity of any provision shall not affect the validity of any other provision.

      5.   Waiver.  Any waiver of a breach of any of the terms of this
           ------
Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.

      6.   Governing Law; Venue.  This Agreement shall be construed and
           ---------------------
enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles or the domicile or residence of any individual party if other than New York. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court for the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.

     7.   No Right to Employment.  Nothing contained herein shall give
          -----------------------
Employee any right to be continued in the employment of the Company or any parent or subsidiary of the Company or interfere in any way with the right of the Company to terminate Employee at any time for any cause.

      8.   Amendments.  No supplement, modification, amendment or waiver of
           -----------
the terms of this Agreement shall be binding on the parties hereto unless executed in writing by the party to be bound thereby.

      9.   Successors in Interest.  This Agreement shall be binding upon and
           -----------------------
shall inure to the benefit of the successors, assigns, heirs and legal representatives of the parties hereto.

      10.  Notices.  All notices given in connection with this Agreement shall
           -------
be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery service, addressed to the parties hereto at the addresses set forth below or at such other address as any party shall have previously designated by written notice given to the other parties in the manner hereinabove set forth. Notice shall be deemed given when received, if sent by telegraph, telex, telecopy or similar facsimile means (conformation of such receipt by confirmed facsimile transmission being deemed receipt of communications set by telex, telecopy or other facsimile means); and when delivered and receipted for (or upon the date of attempted delivery where delivery is refused), if hand-delivered, sent by express courier or delivery service, or sent by certified or registered mail, return receipt requested.

         To Employee:                       To IEC:

David W. Fradin                     IEC Electronics Corp.
                                    105 Norton Street
                                    P. O. Box 271
                                    Newark, NY  14513
                                    Attention:  Chairman of the Board



      IN WITNESS WHEREOF, Employee has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.

                               IEC ELECTRONICS CORP.



                               By:  /s/  Russell E. Stingel
                                    Russell E. Stingel
                                    Chief Executive Officer



                                    /s/  David W. Fradin
                                    David W. Fradin
                                    Employee

                                 EXHIBIT 22.1



                      Subsidiaries of IEC Electronics Corp.


IEC Edinburg Texas Operations, an Texas corporation, wholly-owned by IEC Electronics Corp.

IEC Arab Alabama Operations, an Alabama corporation, wholly-owned by IEC Electronics Corp.

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 File Nos. 33-63816, 33-79360 and 333-4634.


                                                /s/ Arthur Andersen, LLP


Rochester, New York,
  December 30, 1997