Form 10-Q
period 1997-12-26
IEC ELECTRONICS CORP
filed 1998-02-09
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended December 26, 1997

Commission file Number 0-6508

                              IEC ELECTRONICS CORP.
              -----------------------------------------------------
            (Exact name of registrant as specified in its charter.)

       Delaware                               13-3458955
 -----------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

                   105 Norton Street, Newark, New York   14513
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

     Common Stock, $0.01 Par Value - 7,557,701 shares as of Feburary 9, 1998.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 26, 1997 (Unaudited) and September 30, 1997..........  4

               Consolidated Statements of Income
               for the three months ended:
               December 26, 1997 (Unaudited) and
               September 30, 1997............................................  5

               Consolidated Statement of Cash Flows
               for the three months ended:
               December 26, 1997 (Unaudited) and
               December 27, 1996.............................................  6

               Notes to Consolidated Financial
               Statements (Unaudited)......................................... 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................... 9


                                PART II

     Item 1. Legal Proceedings..............................................  11

     Item 2. Changes in Securities..........................................  11

     Item 3. Defaults Upon Senior Securities................................  11

     Item 4. Submission of Matters to a Vote of Security Holders............  11

     Item 5. Other Information..............................................  11

     Item 6. Exhibits and Reports on Form 8-K...............................  11

     Signature .............................................................  12


                  IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 26, 1997 AND SEPTEMBER 30, 1997
              (in thousands, except for share and per share data)

                                             DECEMBER 26,1997 SEPTEMBER 30,1997
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)

Current Assets:
   Cash and cash equivalents                           $146           $3,921
   Accounts receivable                               55,569           49,045
   Inventories                                       41,545           45,360
   Deferred income taxes                              1,900            1,900
   Other current assets                                 121               98
                                                  ---------       ----------

      Total current assets                           99,281          100,324
                                                  ---------       ----------

Property, Plant and Equipment, net                   40,788           39,391
                                                 ----------       ----------


Other Assets:
   Cost in excess of net assets acquired, net        12,227          12,346
   Other assets                                           9               9
                                                 -----------      ----------
                                                   $152,305         $152,070
                                                 ===========      ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Borrowings under lines of credit                 $21,030          $10,530
   Current portion of long-term debt                  3,658            3,291
   Accounts payable                                  32,365           43,904
   Accrued payroll and related expenses               3,733            5,611
   Accrued income taxes                               1,612            1,887
   Other accrued expenses                               517              479
                                                    -------          -------
     Total current liabilities                       62,915           65,702
                                                    -------          -------

Deferred Income Taxes                                 3,919            3,919
                                                    -------          -------

Long-Term Debt                                        7,648            6,988
                                                     -------          ------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -              -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,557,701 shares and
       7,552,201 shares                                    76             75
   Additional paid-in capital                          38,464         38,430
   Retained earnings                                   39,694         37,367
   Treasury Stock, at cost - 20,573 shares               -411           -411
                                                      -------        -------
       Total shareholders' equity                      77,823         75,461
                                                      -------        --------
                                                     $152,305       $152,070
                                                     ========        ========

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED DECEMBER 26, 1997 AND DECEMBER 27, 1996
                      (in thousands, except per share data)


                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    DECEMBER 26, 1997   DECEMBER 27, 1996
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                  $94,115             $50,522
Cost of sales                               85,427              45,814
                                           -------             -------
     Gross profit                            8,688               4,708

Selling and administrative expenses          4,300               2,852
                                           -------             -------
      Operating income                       4,388               1,856

Interest expense                              (648)               (390)
Other income, net                               44                  95
                                           -------             -------
    income before income taxes               3,784               1,561

Income taxes                                 1,457                 649
                                           -------             -------

Net Income                                  $2,327                $912
                                           =======             =======
Net income per share:
  Basic                                      $0.31               $0.12
  Diluted                                    $0.30               $0.12

Weighted average number of shares:
  Basic                                      7,534               7,415
  Diluted                                    7,784               7,786

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 26, 1997 AND DECEMBER 27, 1996
                                 (in thousands)

                                                    3 MONTHS        3 MONTHS
                                                     ENDED            ENDED
                                                   DECEMBER 26,    DECEMBER 27,
                                                     1997              1996
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
 Net Income                                              $2,327            $912
 Adjustments to reconcile net income to net
  cash provided by(used in)operating activities:
  Depreciation and amortization                           2,450           2,351
  Increase in other assets                                    -             (37)
  Gain on sale of fixed assets                                -             (14)
  Amortization of cost in excess of net assets
  acquired                                                  118             118
  Changes in operating assets and liabilities:
    Increase in accounts receivable                      (6,523)           (432)
    Decrease (Increase) in inventories                    3,815          (2,636)
    Decrease in income taxes receivable                       -             757
    Decrease (Increase)in other current assets              (22)            229
    Increase (Decrease) in accounts payable             (11,539)          2,562
    Decrease in accrued payroll and related
    expenses                                             (1,878)           (564)
    Increase (Decrease)in accrued income taxes             (275)            259
    Increase (Decrease) in other accrued expenses            37             (93)
                                                        -------          -------

      Net cash provided by (used in)operating
      activities                                        (11,490)          3,411
                                                        -------          -------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment              (3,847)         (2,086)
 Proceeds from sale of property                               -              14
                                                         -------        --------
   Net cash used in investing activities                 (3,847)         (2,072)
                                                         -------        --------
Cash Flows from Financing Activities:
 Exercise of stock options                                   34               -
 Net borrowings under line of credit agreements          12,500               -
 Principal payments on long-term debt                      (972)           (755)
                                                       --------        ---------
   Net cash provided by financing activities             11,562            (755)
                                                       --------        ---------
 Net increase(decrease)in cash and cash equivalents      (3,775)            584
 Cash and cash equivalents at beginning of period         3,921           1,482
                                                       --------        ---------

 Cash and cash equivalents at end of period                $146          $2,066
                                                      ==========      ==========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                 $648            $390
  Income taxes                                           $1,745            $  -
                                                      ==========      ==========
 Cash received during the period for:
  Income taxes                                       $     -               $367                                           -
                                                      ==========      ==========

The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1997

              Dollar amounts are presented in thousands of dollars


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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC-Edinburg, Texas Inc. (previously Calidad Electronics Inc.)and IEC-Arab, Alabama Inc. (previously Accutek, Inc.) (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition
-------------------
The Company recognizes revenues upon shipment of product for both turnkey and consignment contracts.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include money market and bank account balances. The Company's cash and cash equivlents are held and managed by institutions which follow the Company's investment policy. The fair value of the Company's finanical instruments approximates carrying amounts due to the relatively short maturies and variable interest rates of the instruments, which approximate current market interest rates.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                     December 26,          September 30,
                         1997                  1997
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $33,064                $38,209
  Work-in-process         8,481                  7,151
                    ----------------      ----------------
                        $41,545                $45,360
                    ================      ================


Unaudited Finanical Statements
------------------------------
The accompaning unaudited finanical statements as of December 26, 1997, and for the three months ended December 27, 1996 have been prepared in accordance with generally accepted accounting princples for the interm finanica1 information. In the opinion management, all adjustments considered necessary for a fair presenation, which consist solely of normal recurring adjustments have been included. The accompaning finanical statements should be read in conjuction with the financial statements and notes thereto included in the Company's
September 30, 1997 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1997

             Dollar amounts are presented in thousands of dollars

New Pronouncements
------------------
The Company adopted, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No.128), during the quarter ended December 26, 1997 and restated previously reported earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ending December 26, 1997 and December 27, 1996. Diluted earnings earnings per share were computed by the weighted number of common shares outstanding and common stock equivalents using the treasury stock method for the three month periods ending December 26, 1997 and December 27, 1996. All references to net income per share should be assumed to have been calculated under SFAS No. 128.

(2)   Financing Arrangements

At December 26, 1997, $21,000 and $10,504 were outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a life term of 60 months.

On January 23, 1998, the Company received a commitment from Chase Manhattan Bank to underwrite and to act as adminstative agent for a $75 million senior credit facility. The commitment is subject to customary conditions including the execution of a definitive Credit Agreement, which is expected to close in late February 1998.

(3)   Legal Matters

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

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations - Three months ended December 26, 1997 as
---------------------------------------------------------------
compared to three months ended December 27, 1996.
------------------------------------------------

Net sales for the three month period ended December 26, 1997, were $94,115 as compared to $50,522 for the comparable period of the prior fiscal year, an increase of 86.3%. The increase in sales is primarily due to increases in demand and a further shift to turnkey sales, which represented 98% and 91% of net sales in the first quarter of 1998 and 1997, respectively. This quarter was also affected by the unusally high material content of a large job.

Gross profit as a percentage of sales was 9.2% in the three months ended December 26, 1997, down from 9.3% in the comparable period of the prior year. This decrease is primarily due to the high material content noted in the sales discussion.

The cost of sales and resulting gross profit as a percentage of sales can vary widely amoung different jobs within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, and the complexity of the assemblies, the degree of automation utilized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

The selling and administrative expenses increased to $4,300 in the three months ended December 26, 1997, from $2,734 in the comparable period of the prior fiscal year. This increase can be attributed primarily to staff additions, increases in salaries, bonuses and related costs and to increases in commission expenses related to higher net sales.

As a percentage of net sales, selling and administrative expenses decreased to 4.6% from 5.4% in the same quarter of the prior year.

Interest expense of $648 for the three months ended December 26, 1997 was substantially higher than the $390 of interest expense in the comparable period last year as a result of higher average borrowing levels during the current period.

Net income for the quarter increased to $2,327 from $912 in the first quarter of fiscal year 1997. Earnings per share were $.31 as compared to $.12 per share in the comparable period of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of December 1997 were $37,730, representing 40% of the total net sales for the three month period ending December 26, 1997. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

At December 26, 1997, $21,000 and $10,504 was outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months. At December 26, 1997, approximately $1,496 was available for borrowing under these existing lines of credit.

On January 23, 1998, the Company received a commitment from Chase Manhattan Bank to underwrite and to act as adminstative agent for a $75 million senior credit facility. The commitment is subject to customary conditions including the execution of a definitive Credit Agreement, which is expected to close in late February 1998. The Company believes that its cash balances, funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Forward-Looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainites discussed in the September 30, 1997, Form 10K and its other filings with the Securities and Exchange Commission.

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



                                          IEC ELECTRONICS CORP.
                                   REGISTRANT

Dated: February 9, 1998               /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chief Executive Officer


Dated: February 9, 1998              /s/Diana R. Kurty
                                    ------------------------------
                                          Diana R. Kurty
                                       Vice President of Finance,
                                       Chief Finanical Officer and
                                       Treasurer