Form 10-Q
period 1998-03-27
IEC ELECTRONICS CORP
filed 1998-05-11
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 27, 1998

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

     Common Stock, $0.01 Par Value - 7,559,951 shares as of May 6, 1998.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               March 27, 1998 (Unaudited) and September 30, 1997.............  4

               Consolidated Statements of Income
               for the three months ended:
               March 27, 1998 (Unaudited) and
               March 28, 1997 (Unaudited)....................................  5

               Consolidated Statements of Income
               for the six months ended:
               March 27, 1998 (Unaudited) and
               March 28, 1997 (Unaudited)....................................  6

               Consolidated Statement of Cash Flows
               for the six months ended:
               March 27, 1998 (Unaudited) and
               March 28, 1997 (Unaudited)....................................  7

               Notes to Consolidated Financial
               Statements (Unaudited)......................................... 8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................10


                                PART II

     Item 1. Legal Proceedings..............................................  12

     Item 2. Changes in Securities..........................................  12

     Item 3. Defaults Upon Senior Securities................................  12

     Item 4. Submission of Matters to a Vote of Security Holders............  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits and Reports on Form 8-K...............................  12

     Signature .............................................................  13

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 27, 1998 AND SEPTEMBER 30, 1997
               (in thousands, except for share and per share data)

                                              MARCH 27,1998   SEPTEMBER 30,1997
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)

Current Assets:
   Cash and cash equivalents                         $1,604           $3,921
   Accounts receivable                               36,956           49,045
   Inventories                                       27,994           45,360
   Income taxes receivable                              101             -
   Deferred income taxes                              1,900            1,900
   Other current assets                                 341               98
                                                  ---------       ----------
      Total current assets                           68,896          100,324
                                                  ---------       ----------

Property, Plant and Equipment, net                   39,336           39,391
                                                 ----------       ----------

Other Assets:
   Cost in excess of net assets acquired, net        12,110          12,346
   Other assets                                           9               9
                                                 -----------      ----------
      Total other assets                             12,119          12,355
                                                 -----------      ----------
                                                   $120,351        $152,070
                                                 ===========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Borrowings under lines of credit                   $12,000        $10,530
   Current portion of long-term debt                    3,628          3,291
   Accounts payable                                    13,333         43,904
   Accrued payroll and related expenses                 3,457          5,611
   Accrued income taxes                                  -             1,887
   Other accrued expenses                                 361            479
                                                      -------        -------
     Total current liabilities                         32,779         65,702
                                                      -------        -------

Deferred Income Taxes                                   3,919          3,919
                                                      -------        -------

Long-Term Debt                                          6,708          6,988
                                                      -------        -------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -              -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,559,951 shares and
       7,552,201 shares                                    75             75
   Additional paid-in capital                          38,478         38,430
   Retained earnings                                   38,803         37,367
   Treasury Stock, at cost - 20,573 shares               -411           -411
                                                      -------        -------
       Total shareholders' equity                      76,945         75,461
                                                      -------        -------
                                                     $120,351       $152,070
                                                      =======        =======

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 27, 1998 AND MARCH 28, 1997
                      (in thousands, except per share data)


                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 27, 1998      MARCH 28, 1997
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                  $71,045             $61,103
Cost of sales                               66,738              54,015
                                           -------             -------
     Gross profit                            4,307               7,088

Selling and administrative expenses          4,043               3,706
Customer bankruptcy write-off                1,130                -
                                           -------             -------
      Operating income(loss)                  (866)              3,382

Interest expense                              (598)               (384)
Other income, net                               17                  82
                                           -------             -------
    Income (loss) before income taxes       (1,447)              3,080

Provision for(Benefit from)Income taxes       (556)              1,208
                                           -------             -------

Net Income(Loss)                             ($891)             $1,872
                                           =======             =======
Net income (loss) per share:
  Basic                                     ($0.12)              $0.25
  Diluted                                   ($0.12)              $0.25

Weighted average number of shares:
  Basic                                      7,539               7,415
  Diluted                                    7,649               7,511

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED MARCH 27, 1998 AND MARCH 28, 1997
                      (in thousands, except per share data)


                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 27, 1998      MARCH 28, 1997
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $165,161            $111,625
Cost of sales                              152,165              99,829
                                           -------             -------
     Gross profit                           12,996              11,796

Selling and administrative expenses          8,343               6,558
Customer bankruptcy write-off                1.130                 -
                                           -------             -------
      Operating income                       3,523               5,238

Interest expense                            (1,246)               (774)
Other income, net                               60                 178
                                           -------             -------
    Income before income taxes               2,337               4,642

Provision for Income taxes                     901               1,857
                                           -------             -------

Net Income                                  $1,436              $2,785
                                           =======             =======
Net income per share:
  Basic                                      $0.19               $0.38
  Diluted                                    $0.19               $0.37

Weighted average number of shares:
  Basic                                      7,537               7,415
  Diluted                                    7,717               7,498

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 27, 1998 AND MARCH 28, 1997
                                 (in thousands)

                                                    6 MONTHS        6 MONTHS
                                                     ENDED           ENDED
                                                    MARCH 27,       MARCH 28,
                                                     1998            1997
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
 Net Income                                              $1,436          $2,785
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           4,900           4,703
  Increase in other assets                                    -             (38)
  Gain on sale of fixed assets                                -             (14)
  Amortization of cost in excess of net assets
  acquired                                                  237             237
  Changes in operating assets and liabilities:
    Decrease (Increase)in accounts receivable            12,089          (9,617)
    Decrease (Increase) in inventories                   17,366          (5,111)
   (Increase)Decrease in income taxes receivable           (101)            757
    Increase in other current assets                       (242)             (3)
   (Decrease)Increase in accounts payable               (30,571)         11,172
   (Decrease)Increase in accrued payroll and related
    expenses                                             (2,153)            196
   (Decrease)Increase in accrued income taxes            (1,887)            724
    Decrease in other accrued expenses                     (119)            (11)
                                                        -------          -------
      Net cash provided by operating activities             955           5,780
                                                        -------          -------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment              (4,845)         (3,282)
 Proceeds from sale of property                               -              14
 Merger related costs                                        (1)             (1)
                                                         -------        --------
   Net cash used in investing activities                 (4,846)         (3,269)
                                                         -------        --------
Cash Flows from Financing Activities:
 Exercise of stock options                                   48               -
 Net borrowings under line of credit agreements          13,000               -
 Line of Credit repayments                               (9,030)              -
 Principal payments on long-term debt                    (2,444)         (1,494)
                                                       --------        ---------
   Net cash provided by(used in)financing activities      1,574          (1,494)
                                                       --------        ---------
 Net (decrease)increase in cash and cash equivalents     (2,317)          1,017
 Cash and cash equivalents at beginning of period         3,921           1,482
                                                       --------        ---------
  Cash and cash equivalents at end of period             $1,604          $2,499
                                                      ==========      ==========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $1,247            $774
  Income taxes                                           $2,889            $743
                                                      ==========      ==========
 Cash received during the period for:
  Income taxes                                       $     -               $367                                           -
                                                      ==========      ==========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 27, 1998

                    Dollar amounts are presented in thousands


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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. (previously Calidad Electronics Inc.)and IEC Arab, Alabama Inc. (previously Accutek, Inc.) (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                     March 27, 1998      September 30, 1997
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $21,082                $38,209
  Work-in-process         6,912                  7,151
                    ----------------      ----------------
                        $27,994                $45,360
                    ================      ================


Unaudited Finanical Statements
------------------------------
The accompaning unaudited finanical statements as of March 27, 1998, and for the three and six months ended March 27, 1998 have been prepared in accordance with generally accepted accounting princples for the interm finanica1 information. In the opinion management, all adjustments considered necessary for a fair presenation, which consist solely of normal recurring adjustments have been included. The accompaning finanical statements should be read in conjuction with the financial statements and notes thereto included in the Company's September 30, 1997 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 27, 1998

                    Dollar amounts are presented in thousands

Earnings per Share
------------------
The Company has adopted, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No.128), and restated previously reported earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month periods ending March 27, 1998 and March 28, 1997. Diluted earnings earnings per share were computed by the weighted number of common shares outstanding and common stock equivalents using the treasury stock method for the three and six month periods ending March 27, 1998 and March 28, 1997.

All references to net income per share should be assumed to have been calculated under SFAS No.128.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended March 27, 1998 and March 28, 1997.

                                     3 MONTHS ENDED      3 MONTHS ENDED
                                     MARCH 27, 1998      MARCH 28, 1997
                                   ---------------    ------------------
Net income(loss) - basic               $(891)             $1,872
                                       ------             ------
Net income(loss) - diluted             $(891)             $1,872
                                       =====              ======
Shares used to compute net
income per share:

Basic:
Weighted average Shares                7,539               7.415
                                       =====               =====
Diluted:
Weighted average Shares                7,539               7,415
Common stock equivalents-
 stock options                           110                  96
                                         ---                  --
Total diluted shares                   7,649               7,511
                                       =====               =====
Net Income(Loss) per share - basic      (.12)                .25
                                        ====                ====
Net Income(Loss) per share - diluted    (.12)                .25
                                        ====                ====

                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 27, 1998      MARCH 28, 1997
                                   ---------------     ------------------
Net income - basic                     $1,436             $2,785
                                       ------             ------
Net income - diluted                   $1,436             $2,785
                                       ======             ======
Shares used to compute net
income per share:

Basic:
Weighted average Shares                7,537               7.415
                                       =====               =====
Diluted:
Weighted average Shares                7,537               7,415
Common stock equivalents-
 stock options                           180                  83
                                         ---                  --
Total diluted shares                   7,717               7,498
                                       =====               =====
Net Income per share - basic             .19                 .38
                                        ====                ====
Net Income per share - diluted           .19                 .37
                                        ====                ====

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 27, 1998

                    Dollar amounts are presented in thousands


Financing Arrangements
----------------------

At March 27, 1998, $12,000 and $9,615 were outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a life term of 60 months.

The Company has a commitment from Chase Manhattan Bank to underwrite and to act as adminstative agent for a $65 million senior credit facility. The commitment is subject to customary conditions including the execution of a definitive Credit Agreement, which is expected to close in May 1998.

Legal Matters
-------------

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

                      Management's Discussion and Analysis
                     ------------------------------------

Results of Operations - Three Months Ended March 27, 1998, Compared to the
--------------------------------------------------------------------------
Three Months Ended March 28, 1997.
----------------------------------

Net sales for the three months ended March 27, 1998, were $71.0 million, compared to $61.1 million in the same quarter a year ago, an increase of 16.3%. The increase in sales is primarily due to a higher material content and a further shift to turnkey sales. Turnkey sales represented 98% and 94% of net sales in the second quarter of fiscal 1998 and 1997, respectively.

Gross profit as a percentage of sales was 6.1% in the three months ended March 27, 1998, down from 11.6% in the comparable period of the prior year. This decrease results from a higher material content in the current year and a decline in capacity utilization in the second quarter of 1998 compared to the second quarter of last year. The Company is aggressively implementing cost reductions and has reduced headcount by approximately 1,000 people since January 1, 1998.

Selling and administrative expenses increased to $4.0 million for the three months ended March 27, 1998, from $3.7 million in the comparable quarter of the prior fiscal year. This increase is largely caused by higher selling expenses and additional sales salaries. As a percentage of sales, selling and administrative expenses decreased to 5.7 percent from 6.1 percent in the same quarter of the prior year.

The Company fully wrote off the accounts receivable and inventory balances of a customer that declared Chapter 11 bankruptcy during the quarter ended March 27, 1998. The write-off represents the Company's maximum exposure and may be reduced by future recoveries.

Interest expense of $.6 million for the three months ended March 27, 1998, was substantially higher than the $.4 million of interest expense in the comparable period last year as a result of higher average borrowing levels during the current quarter.

For the quarter, the Company posted a net loss of $ .9 million, or a $.12 loss per share compared to net income for the second quarter of fiscal 1997 of $1.9 million, or $.25 earnings per share.

Results of Operations - Six Months Ended March 27, 1998, Compared to Six
------------------------------------------------------------------------
Months Ended March 28, 1997.
----------------------------

Net sales for the six-month period ended March 27, 1998, were $165.2 million, an increase of 48.0 percent over the first half of fiscal 1997. The increase in sales is primarily due to a higher material content, especially one large job in the first quarter of fiscal 1998 with an unusually high material content, as well as a further shift to turnkey sales. Turnkey sales represented 98% and 93% of net sales in the first half of fiscal 1998 and 1997, respectively.

Gross profit as a percentage of sales was 7.9 percent for the six months ended March 27, 1998, down from 10.6 percent in the comparable period of the prior year. This decrease results from the high material content noted in the sales discussion, as well as a decline in capacity utilization in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

Selling and administrative expenses increased to $8.3 million for the six months ended March 27, 1998, from $6.6 million in the first half of last year. This increase was largely caused by higher selling expenses due to increased sales commission expense resulting from higher sales and additional sales salaries. As a percentage of sales, selling and administrative expenses decreased to 5.1 percent from 5.9 percent in the first half of fiscal 1998 and 1997, respectively.

Interest expense of $1.2 million for the six months ended March 27, 1998, was substantially higher than the $.8 million of interest expense in the comparable period last year as a result of higher average borrowing levels.

For the six months ending March 27, 1998, net income was $1.4 million, or $.19 earnings per share compared to net income for the first six months of fiscal 1997 of $2.8 million, or $.37 earnings per share.

The cost of sales and resulting gross profit as a percentage of sales can vary widely among different jobs, within both turnkey and consignment sales and are affected by a number of factors including the mix of consignment and turnkey contracts, the percentage of material content, the percentage of labor content, quantities ordered, the complexity of the assemblies, the degree of automation utilized in the assembly process and the efficiencies achieved by the Company in managing material procurement costs, inventory levels and manufacturing processes.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of March 1998 were $27.5 million, representing 39% of the total net sales for the three month period ending March 27, 1998. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

The Company maintained credit facilities with its bank as of March 27, 1998. These facilities included a credit line of up to $21.0 million for working capital and $12.0 million for equipment purchases. At March 27, 1998, $12.0 million and $9.8 million were outstanding on the working capital and equipment line of credit, respectively. Amounts borrowed under the equipment line of credit are repayable monthly from date of borrowing over a term of 60 months. At March 27, 1998, approximately $11.4 million was available for borrowing under these existing lines of credit.

During May 1998, the Company expects to close a $65 million senior credit facility with a syndication of three lenders led by Chase Manhattan Bank as administrative agent. The closing is subject to customary conditions. The Company believes that its cash balances, funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.


Forward-looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 1997, Form 10K and its other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The annual Meeting of Stockholders was held on Febuary 25, 1998

     (b) The names of the directors elected at the Annual Meeting are as follows

          David J. Beaubien
          Thomas W. Folger
          W. Barry Gilbert
          Robert P.B. Kidd
          Eben S. Moulton
          Russell E. Stingel
          Justin L. Vigdor

     (c)(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

          Nominee                  Votes FOR      Authority Withheld
          -------                  ---------      ------------------
          David J. Beaubien        6,296,035           99,002
          Thomas W. Folger         6,290,161          104,876
          W. Barry Gilbert         6,295,585           99,452
          Robert P.B. Kidd         6,291,535          103,502
          Eben S. Moulton          6,295,585           99,452
          Russell E. Stingel       6,295,135           99,902
          Justin L. Vigdor         6,295,235           99,802

        (ii) At the Annual Meeting, the Stockholders voted upon three other matters. The description of each other matter voted upon and the tabulation of votes with repect to each such matter are as follows:

                                   Votes      Votes      Votes       Broker
                                    FOR      AGAINST    ABSTAINING  NON-VOTES
                                  --------- ----------  ----------  ---------
(a)Proposal to amend the          4,935,175  1,449,638    10,224       -0-
Certificate of Incorpation to
increase the number of authorized
shares of Common Stock

(b)Proposal to approve the        4,169,910    204,895    26,088    1,994,144
amendment to the 1993 Stock
Option Plan

(c)Proposal To approve the        4,247,684    154,260     30,195   1,962,898
Director Compensation Plan


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      3.1 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on February 26, 1998.

     3.2 By-Laws of IEC Electronics Corp. As Amended Through 5/1/98

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: May 6, 1998                     /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chief Executive Officer

Dated: May 6, 1998                     /s/Diana R. Kurty
                                    ------------------------------
                                          Diana R. Kurty
                                       Vice President of Finance,
                                       Chief Finanical Officer and
                                       Treasurer

EXHIBIT 3.1 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on February 26, 1998.

                            CERTIFICATE OF AMENDMENT
                                     OF THE
                          CERTIFICATE OF INCORPORATION
                            OF IEC ELECTRONICS CORP.

                Under Section 242 of the General Corporation Law

     The undersigned, being the Chief Executive Officer and the Assistant Secretary of IEC Electronics Corp., do hereby certify as follows:

     1. The name of the Corporation is IEC ELECTRONICS CORP. The Corporation was originally formed under the name DFT Holdings Corp.

     2. The Certificate of Incorporation was filed by the Delaware Secretary of State on April 21, 1988.

     3. The Certificate of Incorporation is amended to increase the authorized shares of Common Stock from 15,000,000 having a par value of $.01 per share to 50,000,000 having a par value of $.01 per share. Therefore, paragraph Fourth of the Certificate of Incorporation is hereby to read in its entirety as follows:

          "Fourth The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is Fifty Million Five Hundred Thousand (50,500,000) shares, consisting of Fifty Million (50,000,000)sahare of Common having a par value of $.01 per share and Five Hundred Thousand (500,000) shares of Preferred Stock having a par value of $.01 per share.

     4. The above amendment to the Certificate of incorporation was authorized by a vote of the holders of a majority of all outstanding shares entitled to vote thereon at a meeting of shareholders.

     IN WITNESS WHEREOF, this Certificate has been subscribed this 25th day of February, 1998 by the undersigned who affirm that the statements made herein are true under the penalties of perjury.

                                            /s/Russell E. Stingel
                                      ------------------------------------------
                                     Russell E. Stingel, Chief Executive Officer

                                           /s/Martin S. Weingarten
                                      ------------------------------------------
                                       Martin S. Weingarten, Assistant Secretary

 EXHIBIT 3.2 By-Laws of IEC Electronics Corp. As Amended Through 5/1/98.


                                             As Amended Through 5/1/98



                             BY - LAWS

                       IEC ELECTRONICS CORP.

               (hereinafter called the Corporation)



                             ARTICLE I

                              OFFICES

      Section 1. Registered Office. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.
      Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine.

                            ARTICLE II

                     MEETINGS OF STOCKHOLDERS

      Section 1. Time and Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof, and any such meeting called by the Board of Directors may be postponed by the Board of Directors to another time and place prior to the holding of such meeting.
      Section 2.     Annual Meetings.   The Annual Meetings of
Stockholders shall be held on such dates and at such times as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.
      Section 3. Special Meetings. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President (iii) any Vice President, if there be one, (iv) the Secretary, or (v) any Assistant Secretary, if there be one. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a Special Meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.
      Section 4. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.
      Section 5. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such pr6xy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.
      Section 6. Authorization of Merger, Consolidation or Sale of Assets. A vote of 66 2/3 percent of the outstanding stock entitled to vote thereon shall be required to authorize any agreement for merger, consolidation or sale of all or substantially all of the assets of the Corporation. Such vote shall be taken at a meeting called and held upon notice in accordance with the General Corporation Law and these By-Laws.
      Section 7. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of share registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. This list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.
      Section 8.     Stock Ledger.   The stock ledger of the
Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

      Section 9. Notification of Nominations. Nominations for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors. Any stockholder entitled to vote for the election of directors at a meeting may nominate persons for election as directors only if written notice of such stockholder's intent to make such nomination is given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, 90 days in advance of such meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders.
Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated (b) a representation that such stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (c) a description of all arrangements or understandings between such stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder, (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated by the Board of Directors, and (e) the consent of each nominee to serve as a director of the Corporation if elected. The chairman of a stockholder meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.
      Section 10. Notification of Proposals for Corporate Action. Any stockholder entitled to vote at a meeting may make a proposal for corporate action at such meeting only if written notice of such stockholder's intent to make such a proposal is given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than

(i) with respect to an annual meeting of stockholders, 90 days in advance of such meeting, and (ii) with respect to a special meeting of stockholders, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the proposal,
(b) a representation that such stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to make the proposal, (c) a description of the proposal, (d) such other information regarding the proposal as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange commission. The chairman of a stockholder meeting may refuse to acknowledge the proposal of any person not made in compliance with the foregoing procedure.
      Section 11. Conduct of Meeting. The Board of Directors of the Corporation shall be entitled to make such rules or regulations for the conduct of meetings of stockholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business for the meeting, rules and procedures for maintaining order at the meeting and the safety of those present, limitations on participation in such meeting to stockholders of record of the Corporation and their duly authorized and constituted proxies, and such other persons as the Chairman shall permit, restrictions on entry to the meeting after the time fixed for the commencement thereof, limitations on the time allotted to questions or comment by participants and regulation of the opening and closing of the polls for balloting on matters which are to be voted on by ballot, unless, and to the extent, determined by the Board of Directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

                            ARTICLE III

                             DIRECTORS

      Section 1. Number and Election of Directors. The Board of Directors shall consist of not less than one nor more than fifteen members, the exact number of which shall initially be fixed by the Incorporator and thereafter from time to time by the Board of Directors. Except as provided in Section 2 of this
Article III, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation. Directors need not be stockholders.
      Section 2. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.
      Section 3. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.
      Section 4. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any director. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.
      Section 5. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
      Section 6. Actions of Board. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.
      Section 7. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.
      Section 8. Committees. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.
      Section 9. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each such meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.
      Section 10 Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of the majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specially approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorized the contract or transaction.
      Section 11. Removal of Directors. Any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.




                            ARTICLE IV

                             OFFICERS

      Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion1 may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice-Presidents, Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.
      Section 2. Election. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.
      Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice-President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.
      Section 4. Chairman of the Board of Directors. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. He shall be the Chief Executive Officer of the Corporation, and except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned by him by these By-Laws or by the Board of Directors.

      Section 5. President. The President shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.
He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. If there be no Chairman of the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.
      Section 6. Vice-Presidents. At the request of the President or in his absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice-President or the Vice-Presidents, if there are more than one (in the order designated by the Board of Directors), shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice-President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice-President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all powers of and be subject to all the restrictions upon the President.
      Section 7. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required.

The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.
      Section 8. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

      Section 9. Assistant Vice-Presidents. Except as may otherwise be provided in these By-Laws, Assistant Vice-Presidents, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President or any Vice-President, and in the absence of any Vice-President or in the event of his disability or his refusal to act, shall perform the duties of such Vice-President, and when so acting, shall have all the powers of and be subject to all the restrictions upon such Vice-President.
      Section 10 Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice-President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.
      Section 11. Assistant Treasurers. Assistant Treasurers, if there by any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice-President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.
      Section 12. Other Officers. Such other officers as the Board of Directors, the Chairman of the Board of Directors, if there be one, or the President may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the Chairman of the Board of Directors, if there be one, or the President.

                              ARTICLE V

                               STOCK

      Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board of Directors, the President or a Vice-President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.
      Section 2. Lost Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.
      Section 3. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued.
      Section 4. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however1 that the Board of Directors may fix a new record date for the adjourned meeting
      Section 5. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.


                            ARTICLE VI

                              NOTICES

      Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.
      Section 2. Waivers of Notice. Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.


                            ARTICLE VII

                        GENERAL PROVISIONS

      Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.
      Section 2. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers to such other person or persons as the Board of Directors may from time to time designate.
      Section 3. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.
      Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal. Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced otherwise.

                           ARTICLE VIII

                          INDEMNIFICATION

      Section 1.     Power to Indemnify in Actions. Suits or
      ----------     ---------------------------------------
Proceedings other Than Those by or in the Right of the
------------------------------------------------------
Corporation.  Subject to Section 3 of this Article VIII, the
Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in the manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a please of nolo contendere or its equivalent, shall not, of
          ---- ----------
itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.
      Section 2.     Power to Indemnify in Actions  Suits or
      ----------     -----------------------------  --------
Proceedings by or in the Right of the Corporation.  Subject to
--------------------------------------------------
Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer or employee of the Corporation, or is or was serving at the
request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the
Corporation unless and only to the extent that the Court of
Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.
      Section 3.     Authorization of Indemnification.  Any
      ----------     ---------------------------------
indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer or employee is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2 of this Article VIII, as the case may
be.  Such determination shall be made (i) by the Board of
Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii)
if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the
stockholders.  To the extent, however, that a director, officer or employee of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding
described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in
connection therewith, without the necessity of authorization in the specific case.
      Section 4.     Good Faith Defined.  For purposes of any
      ----------     -------------------
determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his
conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the
advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the
Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise.
The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer or
employee.  The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be.
      Section 5.     Indemnification by a Court.  Notwithstanding
      ----------     ---------------------------
any contrary determination in the specific case under Section 3 of this Article VIII, and notwithstanding the absence of any determination thereunder, any director, officer or employee may apply to any court of competent jurisdiction in the State of
Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII.  The basis of such indemnification by a court shall be a determination by such court that indemnification of the director, officer or employee is proper in the circumstances because he has met the applicable standards of conduct set forth in Sections 1 or 2 of this Article
VIII, as the case may be.  Notice of any application for
indemnification pursuant to this Section 5 shall be given to the
Corporation promptly upon the filing of such application.
      Section 6.     Expenses Payable in Advance.  Expenses
      ----------     ----------------------------
incurred in defending or investigating a threatened or pending action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or
proceeding upon receipt of an undertaking by or on behalf of the director, officer or employee to repay such amount if it shall ultimately be determined that he is not entitled to be
indemnified by the Corporation as authorized in this Article VIII.
      Section 7.     Non-exclusivity and Survival of Indemnification.
      ----------     ------------------------------------------------
  The indemnification and advancement of expenses
provided by, or granted pursuant to, the other Sections of this
Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any statute, By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that
indemnification of the persons specified in Sections 1 and 2 of this Article VIII shall be made to the fullest extent permitted by law.  The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not
specified in Sections 1 or 2 of this Article VIII but whom the
Corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of
Delaware, or otherwise. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
      Section 8.     Insurance.  The Corporation may purchase and
      ----------     ----------
maintain insurance on behalf of any person who is or was a
director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.
      Section 9.     Meaning of "Corporation" for Purposes of Article VIII.  For
      ----------     ------------------------------------------------------
purposes of this Article VIII, references to
"the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any
constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees so that any person who is or was a director, officer or employee of such constituent corporation, or is or was serving at the request of such constituent corporation as a director,
officer or employee of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same
position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.
      Section 10.     Meaning of "other enterprises" and certain
      -----------     ------------------------------------------
other terms for Purposes of Article VIII.  For purposes of this
-----------------------------------------
Article VIII, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.


                            ARTICLE IX

                            AMENDMENTS

      Section 1. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Director; provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors, as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.
      Section 2.     Entire Board of Directors.  As used in this
Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.