Form 10-Q
period 1998-06-26
IEC ELECTRONICS CORP
filed 1998-08-10
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended June 26, 1998

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

     Common Stock, $0.01 Par Value - 7,559,951 shares as of August 10, 1998.

PART 1       FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               June 26, 1998 (Unaudited) and September 30, 1997............. 4

               Consolidated Statements of Income
               for the three months ended:
               June 26, 1998 (Unaudited) and
               June 27, 1997 (Unaudited).................................... 5

               Consolidated Statements of Income
               for the nine months ended:
               June 26, 1998 (Unaudited) and
               June 27, 1997 (Unaudited).................................... 6

               Consolidated Statement of Cash Flows
               for the nine months ended:
               June 26, 1998 (Unaudited) and
               June 27, 1997 (Unaudited).................................... 7

               Notes to Consolidated Financial
               Statements (Unaudited)....................................... 8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 11


                                PART II

     Item 1. Legal Proceedings.............................................. 14

     Item 2. Changes in Securities.......................................... 14

     Item 3. Defaults Upon Senior Securities................................ 14

     Item 4. Submission of Matters to a Vote of Security Holders............ 14

     Item 5. Other Information.............................................. 14

     Item 6. Exhibits and Reports on Form 8-K............................... 14

     Signature ............................................................. 15

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 26, 1998 AND SEPTEMBER 30, 1997
              (in thousands, except for share and per share data)

                                              June 26,1998   SEPTEMBER 30,1997
                                             ---------------- ------------------
                      ASSETS                   (Unaudited)

Current Assets:
   Cash and cash equivalents                         $7,733           $3,921
   Accounts receivable                               21,656           49,045
   Inventories                                       24,362           45,360
   Income taxes receivable                            1,185             -
   Deferred income taxes                              1,900            1,900
   Other current assets                                 525               98
                                                  ---------       ----------
      Total current assets                           57,361          100,324
                                                  ---------       ----------

Property, Plant and Equipment, net                   38,304           39,391
                                                 ----------       ----------

Other Assets:
   Cost in excess of net assets acquired, net        11,993          12,346
   Other assets                                           9               9
                                                 -----------      ----------
      Total other assets                             12,002          12,355
                                                 -----------      ----------
                                                   $107,667        $152,070
                                                 ===========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Borrowings under lines of credit                   $   -          $10,530
   Current portion of long-term debt                       62          3,291
   Accounts payable                                    10,985         43,904
   Accrued payroll and related expenses                 3,127          5,611
   Accrued income taxes                                  -             1,887
   Other accrued expenses                               1,794            479
                                                      -------        -------
     Total current liabilities                         15,968         65,702
                                                      -------        -------

Deferred Income Taxes                                   3,919          3,919
                                                      -------        -------

Long-Term Debt                                         12,172          6,988
                                                      -------        -------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -              -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,559,951 shares and
       7,552,201 shares                                    75             75
   Additional paid-in capital                          38,478         38,430
   Retained earnings                                   37,466         37,367
   Treasury Stock, at cost - 20,573 shares               -411           -411
                                                      -------        -------
       Total shareholders' equity                      75,608         75,461
                                                      -------        -------
                                                     $107,667       $152,070
                                                      =======        =======

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997
                      (in thousands, except per share data)


                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    JUNE 26, 1998       JUNE 27, 1997
                                    --------------      ------------------
                                      (Unaudited)         (Unaudited)

Net sales                                  $43,125             $62,798
Cost of sales                               41,867              54,895
                                           -------             -------
     Gross profit                            1,258               7,903

Selling and administrative expenses          3,195               4,931
Customer bankruptcy write-off                 -                   -
                                           -------             -------
      Operating income(loss)                (1,937)              2,972

Interest expense                              (348)               (397)
Other income, net                              109                 229
                                           -------             -------
    Income (loss) before income taxes       (2,176)              2,804

Provision for(Benefit from)Income taxes       (839)                981
                                           -------             -------

Net Income(Loss)                           ($1,337)             $1,823
                                           =======             =======
Net income (loss) per share:
  Basic                                     ($0.18)              $0.25
  Diluted                                   ($0.18)              $0.24

Weighted average number of shares:
  Basic                                      7,539               7,421
  Diluted                                    7,561               7,586

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997
                      (in thousands, except per share data)


                                    9 MONTHS ENDED      9 MONTHS ENDED
                                    JUNE 26, 1998       JUNE 27, 1997
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $208,286            $174,423
Cost of sales                              194,033             154,724
                                           -------             -------
     Gross profit                           14,253              19,699

Selling and administrative expenses         11,537              11,489
Customer bankruptcy write-off                1,130                 -
                                           -------             -------
     Operating income                        1,586               8,210

Interest expense                            (1,538)             (1,170)
Other income, net                              113                 406
                                           -------             -------
    Income before income taxes                 161               7,446

Provision for Income taxes                      62               2,838
                                           -------             -------

Net Income                                  $   99              $4,608
                                           =======             =======
Net income per share:
  Basic                                      $0.01               $0.62
  Diluted                                    $0.01               $0.61

Weighted average number of shares:
  Basic                                      7,537               7,417
  Diluted                                    7,665               7,527

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MOTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997
                                 (in thousands)

                                                   9 MONTHS        9 MONTHS
                                                     ENDED           ENDED
                                                    JUNE 26,        JUNE 27,
                                                      1998            1997
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
 Net Income                                                 $99          $4,608
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           7,350           7,056
  Increase in other assets                                    -             (38)
  Gain on sale of fixed assets                              (80)            (70)
  Amortization of cost in excess of net assets
  acquired                                                  355             355
  Changes in operating assets and liabilities:
    Decrease (Increase)in accounts receivable            27,390          (4,676)
    Decrease (Increase) in inventories                   20,999         (14,420)
   (Increase)Decrease in income taxes receivable         (1,185)            757
   (Increase)Decrease in other current assets              (427)            241
   (Decrease)Increase in accounts payable               (32,919)          9,145
   (Decrease)Increase in accrued payroll and related
    expenses                                             (2,484)          1,327
   (Decrease)Increase in accrued income taxes            (1,887)          1,340
    Increase(Decrease)in other accrued expenses           1,315             (38)
                                                        -------          -------
      Net cash provided by operating activities          18,526           5,587
                                                        -------          -------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment              (6,256)         (4,377)
 Proceeds from sale of property                              73             278
 Merger related costs                                        (3)             (1)
                                                         -------        --------
   Net cash used in investing activities                 (6,186)         (4,100)
                                                         -------        --------
Cash Flows from Financing Activities:
 Exercise of stock options                                   48             576
 Net borrowings under line of credit agreements          13,000           1,000
 Line of Credit repayments                              (10,030)              -
 Principal payments on long-term debt                   (11,546)         (2,261)
                                                       --------        ---------
   Net cash provided by(used in)financing activities     (8,528)           (685)
                                                       --------        ---------
 Net (decrease)increase in cash and cash equivalents      3,812             802
 Cash and cash equivalents at beginning of period         3,921           1,482
                                                       --------        ---------
  Cash and cash equivalents at end of period             $7,733          $2,284
                                                      ==========      ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $1,512          $1,178
                                                      ==========      ==========
  Income taxes                                           $3,134          $1,633
                                                      ==========      ==========
 Cash received during the period for:
  Income taxes                                       $     -               $656                                          -
                                                      ==========      ==========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 26, 1998

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                     June 26, 1998      September 30, 1997
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $15,617                $38,209
  Work-in-process         8,745                  7,151
                    ----------------      ----------------
                        $24,362                $45,360
                    ================      ================


Unaudited Financial Statements
------------------------------
The accompaning unaudited financial statements as of June 26, 1998, and for the three and nine months ended June 26, 1998 have been prepared in accordance with generally accepted accounting princples for the interm finanica1 information. In the opinion of management, all adjustments considered necessary for a fair presenation, which consist solely of normal recurring adjustments have been included. The accompaning financial statements should be read in conjuction with the finanical statements and notes thereto included in the Company's September 30, 1997 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 26, 1998

                    Dollar amounts are presented in thousands

Earnings per Share
------------------
The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No.128), and restated previously reported earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month periods ending June 26, 1998 and June 27, 1997. Diluted earnings earnings per share were computed by the weighted number of common shares outstanding and common stock equivalents using the treasury stock method for the three and nine month periods ending June 27, 1998 and June 27, 1997.

All references to net income per share should be assumed to have been calculated under SFAS No.128.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended June 26, 1998 and June 27, 1997.

                                     3 MONTHS ENDED      3 MONTHS ENDED
                                     June 26, 1998      June 27, 1997
                                   ---------------    ------------------
Net income(loss) - basic             $(1,337)             $1,823
                                       ------             ------
Net income(loss) - diluted           $(1,337)             $1,823
                                       =====              ======
Shares used to compute net income per share:

Basic:
Weighted average Shares                7,539               7,421
                                      ======              ======
Diluted:
Weighted average Shares                7,539               7,421
Common stock equivalents-
 stock options                            22                 165
                                         ---                  --
Total diluted shares                   7,561               7,586
                                       =====               =====
Net Income(Loss)per share - basic       (.18)                .25
                                        ====                ====
Net Income per(Loss)share - diluted     (.18)                .24
                                        ====                ====

                                    9 MONTHS ENDED      9 MONTHS ENDED
                                    June 26, 1998      June 27, 1997
                                   ---------------     ------------------
Net income - basic                       $99              $4,608
                                       ------             ------
Net income - diluted                     $99              $4,608
                                       ======             ======
Shares used to compute net income per share:

Basic:
Weighted average Shares                7,537               7,417
                                       =====               =====
Diluted:
Weighted average Shares                7,537               7,415
Common stock equivalents-
 stock options                           127                 110
                                         ---                  --
Total diluted shares                   7,665               7,527
                                       =====               =====
Net Income per share - basic             .01                 .62
                                        ====                ====
Net Income per share - diluted           .01                 .61
                                        ====                ====

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 26, 1998

                    Dollar amounts are presented in thousands


Financing Arrangements
----------------------

In May 1998, the Company closed on a $65 million credit facility, which replaced the previous $33 million credit facility. At June 26, 1998, $12,000,000 was outstanding under the new 3 year credit facility.


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

                      Management's Discussion and Analysis
                     ------------------------------------

Results of Operations - Three Months Ended June 26, 1998, Compared to the
--------------------------------------------------------------------------
Three Months Ended June 27, 1997.
----------------------------------

Net sales for the three months ended June 26, 1998, were $43.1 million, compared to $62.8 million in the same quarter a year ago, a decrease of 31.4 percent. The decrease in sales is primarily due to a general softness in the customer base and, in particular, the Company's second largest customer which has experienced production introduction delays and other material issues. Turnkey sales represented 94 percent of net sales in the third quarter of fiscal 1998 and 1997, respectively.

The Company is focused on new business development as it transitions from its historical dependency on the personal computer industry and into more diverse portfolio of customers.

Gross profit as a percentage of sales was 2.9 percent in the three months ended June 27, 1998, down from 12.6 percent in the comparable period of the prior year. This decrease is caused by a decline in capacity utilization as a result of customer demand softness, lower overhead absorption due to a lower production volume and a less favorable sales mix. The Company is aggressively implementing cost reductions and has reduced headcount by approximately 1,400 people since January 1, 1998, including nearly 600 employees in the third quarter.

Selling and administrative expenses decreased to $3.2 million for the three months ended June 26, 1998, from $4.9 million in the comparable quarter of the prior fiscal year. This decrease results mainly from a combination of the elimination of employee bonuses and lower sales commissions. As a percentage of sales, selling and administrative expenses decreased to 7.4 percent from 7.9 percent in the same quarter of the prior year.

For the quarter, the Company posted a net loss of $1.3 million, or a $.18 loss per share compared to net income for the second quarter of fiscal 1997 of $1.8 million, or $.24 diluted earnings per share.

Results of Operations - Nine months Ended June 26, 1998, Compared to Nine
------------------------------------------------------------------------
Months Ended June 27, 1997.
----------------------------

Net sales for the nine-month period ended June 26, 1998, were $208.3 million, an increase of 19.4 percent over the first nine months of fiscal 1997. The increase in sales is primarily due to a higher material content, especially one large job in the first quarter of fiscal 1998 with an unusually high material content, as well as a further shift to turnkey sales. Turnkey sales represented 98 percent and 94 percent of net sales in the first nine months of fiscal 1998 and 1997, respectively.

Gross profit as a percentage of sales was 6.8 percent for the nine months ended June 26, 1998, down from 11.3 percent in the comparable period of the prior year. This decrease results from a decline in capacity utilization in the second and third quarters of fiscal 1998 compared to the same quarters of fiscal 1997, as well as the high material content noted in the sales discussion.

Selling and administrative expenses at $11.5 million for the nine months ended June 26, 1998, were comparable with the same period last year.
This results from higher selling expenses and additional sales salaries offset by the elimination of management and plant bonuses. As a percentage of sales, selling and administrative expenses decreased to 5.5 percent from 6.6 percent in the first nine months of fiscal 1998 and 1997, respectively.

Interest expense of $1.5 million for the nine months ended June 26, 1998, was higher than the $1.2 million of interest expense in the comparable period last year as a result of higher average borrowing levels.

For the nine months ending June 26, 1998, net income was $99,000, or $.01 earnings per share compared to net income for the first nine months of fiscal 1997 of $4.6 million, or $.61 earnings per share.

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

Historically, from time to time, the Company has experienced component shortages which cause inefficiencies due to frequent customer rescheduling, short manufacturing lot sizes, production interruptions and retsarts, set-up duplication and production line downtime. Other rescheduling has been the result of customers adjusting to their current business conditions.

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

Liquidity and Capital Resources
-------------------------------

Net sales for the month of June 1998 were $15.7 million, representing 36% of the total net sales for the three month period ending June 26, 1998. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

In May 1998, the Company closed on a $65 million senior credit facility. At June 26, 1998, $12.2 million was outstanding under this new facility.

The Company believes that its cash balances, funds generated from operations and its existing credit facilitites will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquistion opportunities. The funding for these future transactions, if any, may require the Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

During fiscal 1997, the Company established a team to coordinate the identification, evaluation and implementation of changes to computer systems and software necessary to acheive a year 2000 date conversion. The Company's objective is to ensure that computer systems and software will recognize and process the year 2000 and beyond with no effect on customers or disruptions to business operations. The total cost of this effort and its effect on the Company's future results of operations is not expected to be material.

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

     None.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     10.1 CREDIT AGREEMENT dated as of May 15, 1998 among IEC ELECTRONICS CORP. and ANY DESIGNATED AFFILIATE BORROWER(S) as "Borrowers" with The Lenders signatory thereto and THE CHASE MANHATTAN BANK as Administrative Agent

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August 10, 1998                     /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chief Executive Officer

Dated: August 10, 1998                     /s/Diana R. Kurty
                                    ------------------------------
                                           Diana R. Kurty
                                     Vice President of Finance,
                                     Chief Financial Officer and
                                     Treasurer

EXHIBIT 10.1 CREDIT AGREEMENT dated as of May 15, 1998 among IEC ELECTRONICS CORP. and ANY DESIGNATED AFFILIATE BORROWER(S) as "Borrowers" with The Lenders signatory thereto and THE CHASE MANHATTAN BANK as Administrative Agent


                               CREDIT AGREEMENT

                           dated as of May 15, 1998

                                    among

                            IEC ELECTRONICS CORP.

                                     and

                     ANY DESIGNATED AFFILIATE BORROWER(S)



                                as "Borrowers"

                                     with

                         The Lenders signatory hereto


                                     and

                           THE CHASE MANHATTAN BANK

                           as Administrative Agent

==============================================================================
                               TABLE OF CONTENTS



                                   ARTICLE IDefinitions......................9

SECTION 1.01.Defined Terms...................................................9

SECTION 1.02.Classification of Loans and Borrowings.........................25

SECTION 1.03.Terms Generally................................................25

SECTION 1.04.Accounting Terms; GAAP.........................................26

SECTION 1.05.Currency Equivalents; Currency Fluctuations....................26


                                  ARTICLE IIThe Credits.....................26

SECTION 2.01.Commitments....................................................26

SECTION 2.02.Loans and Borrowings...........................................27

SECTION 2.03.Requests for Revolving Borrowings..............................28

SECTION 2.04.Competitive Bid Procedure......................................29

SECTION 2.05.Extension of Maturity Date.....................................31

SECTION 2.06.Letters of Credit..............................................31

SECTION 2.07.Funding of Borrowings..........................................35

SECTION 2.08.Interest Elections for Revolving Borrowings....................36

SECTION 2.09.Termination and Reduction of Commitments.......................37

SECTION 2.10.Repayment of Loans; Evidence of Debt...........................38

SECTION 2.11.Prepayment of Loans............................................39


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      1

SECTION 2.12Fees............................................................41

SECTION 2.13.Interest.......................................................42

SECTION 2.14.Alternate Rate of Interest.....................................42

SECTION 2.15.Increased Costs................................................43

SECTION 2.16.Break Funding Payments.........................................45

SECTION 2.17.Taxes..........................................................46

SECTION 2.18.Payments Generally; Pro Rata Treatment; Sharing of Set-offs....46

SECTION 2.19.Mitigation Obligations; Replacement of Lenders.................48

SECTION 2.20.European Economic and Monetary Union...........................49


                                  ARTICLE III
Representations, Warranties and Covenants of Borrower.......................52

SECTION 3.01.Existence, Ownership and Legal Power...........................52

SECTION 3.02.Right to Act...................................................53

SECTION 3.03.Approval by Necessary Organizational Action....................53

SECTION 3.04.Financial Statements...........................................53

SECTION 3.05.Litigation; Regulatory Compliance..............................54

SECTION 3.06.Plan Compliance................................................54

SECTION 3.07.Title and Freedom from Liens...................................54

SECTION 3.08.Absence of Default.............................................55

SECTION 3.09.Existing Debts.................................................55

SECTION 3.10.Margin Stock...................................................55

SECTION 3.11.Compliance with Conditions Precedent...........................55


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      2

SECTION 3.12.Relationship between Texas Sub, Alabama Sub and Primary
      Borrower..............................................................56

SECTION 3.13. Environmental Matters.........................................56

SECTION 3.14.Taxes..........................................................56

SECTION 3.15.Disclosure.....................................................56

SECTION 3.16.Loan Documents.................................................57

SECTION 3.17.Labor Matters..................................................57

SECTION 3.18.Existing Letters of Credit.  ..................................57

SECTION 3.19.Investment and Holding Company Status..........................57

SECTION 3.20.Locations of Assets............................................57

SECTION 3.21.Insurance Program..............................................57


                                  ARTICLE IVConditions......................58

SECTION 4.01.Effective Date.................................................58

SECTION 4.02.Each Credit Event..............................................60


                                   ARTICLE V
Affirmative and Negative Covenants..........................................60

SECTION 5.01.Punctual Payment...............................................60

SECTION 5.02.Financial Information..........................................60

SECTION 5.03.Inspection of Borrowers' Property and Records..................62

SECTION 5.04.Preservation of Borrowers' Existence and Business..............62

SECTION 5.05.Payment of Debts and Obligations...............................63


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      3

SECTION 5.06.Insurance Coverage.............................................63

SECTION 5.07.Litigation.....................................................63

SECTION 5.08.ERISA Compliance...............................................63

SECTION 5.09.FLSA Compliance................................................63

SECTION 5.10.Compliance with All Laws, Etc..................................63

SECTION 5.11.Mergers, Acquisitions, Bulk Sales and Reorganization...........63

SECTION 5.12.Subsidiaries...................................................64

SECTION 5.13.Maintenance of Properties......................................64

SECTION 5.14.Notice to Lenders and Administrative Agent of Default..........64

SECTION 5.15.Consolidated Total Indebtedness to Consolidated Tangible Net
             Worth..........................................................64

SECTION 5.16.Leverage Ratio.................................................64

SECTION 5.17.Interest Coverage..............................................64

SECTION 5.18.Consolidated Current Assets to Consolidated Total
             Indebtedness...................................................64

SECTION 5.19.Restrictions on Use of Proceeds................................65

SECTION 5.20.Indebtedness...................................................65

SECTION 5.21.Liens..........................................................66

SECTION 5.22.Investments, Loans, Advances, Guarantees and Acquisitions......66

SECTION 5.23.Restricted Payments............................................67

SECTION 5.24.Transactions with Affiliates...................................67

SECTION 5.25.Restrictive Agreements.........................................67

SECTION 5.26.Sale of Assets.................................................68


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      4

SECTION 5.27.Acquisitions...................................................68

SECTION 5.28.Certain Management Changes.....................................69

SECTION 5.29 Location of Assets.............................................69

SECTION 5.30 Intercompany Loans/Payments....................................69



                                  ARTICLE VIGuarantee.......................70


                                  ARTICLE VIIEvents of Default..............72


                                 ARTICLE VIIIThe Administrative Agent.......75


                                  ARTICLE IXMiscellaneous...................77

SECTION 9.01.Notices........................................................77

SECTION 9.02.Waivers; Amendments............................................77

SECTION 9.03.Expenses; Indemnity; Damage Waiver.............................78

SECTION 9.04.Successors and Assigns.........................................79

SECTION 9.05.Survival.......................................................81

SECTION 9.06.Counterparts; Integration; Effectiveness.......................82

SECTION 9.07.Severability...................................................82

SECTION 9.08.Right of Setoff................................................82

SECTION 9.09.Governing Law; Jurisdiction; Consent to Service of Process.....82

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      5

SECTION 9.10.WAIVER OF JURY TRIAL...........................................83

SECTION 9.11.Headings.......................................................83

SECTION 9.12.Confidentiality................................................83

SECTION 9.13.Interest Rate Limitation.......................................84

SECTION 9.14.Judgment Currency.  ...........................................84

SECTION 9.15.Affiliate Borrowers/Foreign Currencies  .......................84

SECTION 9.16.Insurance Program..............................................85





                                   SCHEDULES

SCHEDULE 1.01AAssignment and Acceptance..... ...............................90

SCHEDULE 2.01Commitments....................................................93

SCHEDULE 3.01Borrower and Subsidiaries Existence and Qualification..........94

SCHEDULE 3.04Material Adverse Effect Since March 27, 1998...................95

SCHEDULE 3.07Mortgages, Liens, Security Interests or Encumbrances...........96

SCHEDULE 3.09Existing Debts.................................................97

SCHEDULE 3.17Labor Matters: Strikes, Lockouts, or Slowdowns.................98

SCHEDULE 3.18Existing Letters of Credit.....................................99


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      6

SCHEDULE 3.20Locations of Assets...........................................100

SCHEDULE 3.21Insurance Program.............................................101

SCHEDULE 4.01(b)Opinion of Primary Borrower Counsel........................102

SCHEDULE 4.01(b-1)Opinion of Counsel for Texas Sub.. ......................104

SCHEDULE 4.01(b-2)Opinion of Counsel for Alabama Sub.......................106

SCHEDULE 4.01(f)Guarantee of Texas Sub.....................................108

SCHEDULE 4.01(g)Primary Guarantee of Alabama Sub...........................119

SCHEDULE 4.01(g-1)Secondary Guarantee of Alabama Sub.......................130

SCHEDULE 4.01(h)Security Agreement of Primary Borrower.....................141

SCHEDULE 4.01(i)
Form of General Security Agreement for Texas Sub and Alabama Sub...........170

SCHEDULE 4.01 (j)
Form of Security Agreement, Including Fixtures, for Alabama Sub............196

SCHEDULE 4.01 (l)Indebtedness to be Repaid.................................222

SCHEDULE 5.22Investments...................................................223

SCHEDULE 5.23Certain Benefits Plans........................................224

SCHEDULE 5.25Restrictive Agreements........................................225


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      7

                               CREDIT AGREEMENT


      THIS CREDIT AGREEMENT, dated as of May 15, 1998, is among IEC ELECTRONICS CORP., a Delaware corporation with its principal office located at 105 Norton Street, Newark, New York 14513 (the "Primary Borrower"), any subsidiary or subsidiaries of the Primary Borrower that may become an "Affiliate Borrower" in accordance with this Agreement (each an "Affiliate Borrower"), (the Primary Borrower and the Affiliate Borrowers being hereinafter collectively referred to as the "Borrowers"), the Lenders signatory to this Agreement (each a "Lender"), and THE CHASE MANHATTAN BANK, a New York banking corporation with its principal office located at 270 Park Avenue, New York, New York 10017 and having a regional office at One Chase Square, Rochester, New York 14643, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").

      Lenders, Borrowers and the Administrative Agent hereby agree as follows:


                                  ARTICLE I

                                 Definitions

      SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below, subject to the provisions of
Section 2.20:

      "ABR", when used in reference to any Loan or Borrowing denominated in Dollars, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

      "Acceptable Acquisition" has the meaning set forth in Section 5.27.

      "Adjusted LIBO Rate" means, with respect to any Eurocurrency Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period, (b) multiplied by the Statutory Reserve Rate, if any.

      "Administrative Agent" means The Chase Manhattan Bank, in its capacity as administrative agent for the Lenders hereunder.

      "Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

      "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      8

      "Affiliate Borrower" means any Subsidiary of the Primary Borrower as may be designated as an "Affiliate Borrower" pursuant to Section 9.15.

      "Alabama Sub" means IEC Arab, Alabama, Inc., an Alabama corporation that is a Subsidiary.

      "Alternate Base Rate" means, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.

      "Applicable Percentage" means, with respect to any Lender, the percentage of the total Revolving Credit Commitments represented by such Lender's Revolving Credit Commitment. If any of the Revolving Credit Commitments have terminated, reduced or expired, the Applicable Percentages shall be based upon the Revolving Credit Commitments in effect on the date of determination, giving effect to any assignments.

      "Applicable Rate" means, for any day, with respect to any Eurocurrency Revolving Loan, or with respect to the facility and Letter of Credit fees payable hereunder, as the case may be, the applicable rate per annum, expressed as basis points, set forth below after the caption "Eurocurrency Revolving Spread", "Letter of Credit Fee Rate", or "Facility Fee Rate", as the case may be, based upon the Leverage Ratio as in effect on such day. The Leverage Ratio shall be determined and adjusted on the date (each a "Ratio Calculation Date") five Business Days after the date by which the Primary Borrower is required to provide the Financial Officer's certificate in accordance with the provisions of
Section 5.02(h). The initial Applicable Rate shall be based on a Financial Officer's certificate, delivered pursuant to Section 4.01(m), setting forth a computation of the Leverage Ratio as of the end of the Fiscal Quarter ended March 27, 1998, and shall remain in effect until the first Ratio Calculation Date subsequent to June 26, 1998. If the Primary Borrower fails to provide the Financial Officer's certificate required by Section 5.02(h) on or before any Ratio Calculation Date, the Applicable Rate shall be based on Tier V from such Ratio Calculation Date until such time that an appropriate Financial Officer's certificate is provided, whereupon the Applicable Rate shall be determined by the Leverage Ratio reflected on such Financial Officer's Certificate, until the next Ratio Calculation Date. Subject to the preceding sentence, each determination of the Applicable Rate shall be effective from one Ratio Calculation Date until the next Ratio Calculation Date. Any adjustment in the Applicable Rate shall be applicable to all existing Loans and Letters of Credit as well as any new Loans made or Letters of Credit issued.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                      9

Tier                I           II           III            IV                V

Leverage Ratio lte1.00gt1.00  lte1.50gt1.50 lte2.00gt2.00 lte2.50gt2.50  lte3.00
Facility Fee Rate 10.0         12.5          15.0          25.0            30.0
Eurocurrency      45.0         65.0          85.0          110             135
Revolving Spread
Letter of Credit  45.0         65.0          85.0           110             135
Fee Rate

      lte means less than or equal to
      gt  means greater than

      "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Schedule 1.01A or any other form approved by the Administrative Agent.

      "Availability Period" means the period from and including the Effective Date to, but excluding, the earlier of the Maturity Date and the date of termination of the Revolving Credit Commitments.

      "Board" means the Board of Governors of the Federal Reserve System of the U.S..

      "Borrower" and "Borrowers" have the meanings set forth in the introductory paragraph of this Agreement, and where the context requires, the term "Borrower" shall refer to the Person that borrowed a particular Borrowing and such term includes any Subsidiary that may become an "Affiliate Borrower" pursuant to
Section 9.15.

      "Borrowers' Affiliates" means any Subsidiary and any other Person, now existing or formed hereafter, that is Controlled by the Primary Borrower.

      "Borrowing" means (a) Revolving Loans of the same Type, made, converted or continued on the same date and, in the case of Eurocurrency Loans, as to which a single Interest Period is in effect, (b) a Competitive Loan or group of Competitive Loans of the same Type made on the same date and as to which a single Interest Period is in effect.

      "Borrowing Request" means a request by a Borrower for a Revolving Borrowing in accordance with Section 2.03.

      "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, (a) when used in connection with a Eurocurrency Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in Dollar and Foreign Currency deposits in the London interbank market, and (b) when used in connection with either funding under Section

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          10

2.07(a), or a payment of a Borrowing denominated in a Foreign Currency, the term "Business Day" shall also exclude any day in which banks are not open in the principal financial center of the country of such Currency for dealings in deposits of such Currency.

      "Calculation Date" means the last Business Day of each calendar month.

      "Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

      "Change in Control" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof) of shares representing more than 25% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Primary Borrower, except for such acquisitions by Heartland Advisors Inc. and its Affiliates, provided that such acquisitions do not result in ownership of more than 40% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Primary Borrower; or (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Primary Borrower by Persons who were neither (i) nominated by the board of directors of the Primary Borrower nor
(ii) appointed by directors so nominated.

      "Change in Law" means (a) the adoption of any law, rule or regulation by any Governmental Authority after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender or the Issuing Bank (or, for purposes of Section 2.15(b), by any lending office of such Lender or by such Lender's or the Issuing Bank's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

      "Class", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are Revolving Loans or Competitive Loans.

      "Code" means the Internal Revenue Code of 1986, as amended from time to time.

      "Commitments" means, with respect to each Lender, such Lender's Revolving Credit Commitment. The initial aggregate amount of the Commitments is $75,000,000.00 and the initial Commitment of each Lender signatory to this Agreement is set forth in Schedule 2.01.

      "Competitive Bid" means an offer by a Lender to make a Competitive Loan in accordance with Section 2.04.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          11

      "Competitive Bid Rate" means, with respect to any Competitive Bid, the Margin or the Fixed Rate, as applicable, offered by the Lender making such Competitive Bid.

      "Competitive Bid Request" means a request by the Borrower for Competitive Bids in accordance with Section 2.04.

      "Competitive Loan" means a Loan made pursuant to Section 2.04.

      "Competitive Loan Exposure" means, with respect to any Lender at any time, the aggregate principal amount at such time of such Lender's Competitive Loans denominated in Dollars and the U.S. Dollar Equivalent of such Lender's Competitive Loans denominated in Foreign Currencies.

      "Consolidated Funded Indebtedness" means all Funded Indebtedness of the Primary Borrower and its Consolidated Subsidiaries after eliminating inter-company items, including any Indebtedness outstanding pursuant to and under this Agreement, as it appears on the consolidated balance sheet of the Primary Borrower.

      "Consolidated Interest Expense" means for any period for which such amount is being determined, the interest expense of the Primary Borrower and the Consolidated Subsidiaries for such period determined on a consolidated basis in accordance with GAAP, including (i) the amortization of debt discounts to the extent included in interest expense in accordance with GAAP, (ii) the amortization of all fees (including fees with respect to Hedging Agreements) payable in connection with the incurrence of Indebtedness to the extent included in interest expense in accordance with GAAP and (iii) the portion of any rents payable under Capital Lease Obligations allocable to interest expense in accordance with GAAP.

      "Consolidated Net Income" means the net income of the Primary Borrower and its Consolidated Subsidiaries, after taxes and after extraordinary items, as determined on a consolidated basis in accordance with GAAP.

      "Consolidated Net Worth" means the total of shareholders' equity of the Primary Borrower and its Consolidated Subsidiaries as it appears on the consolidated balance sheet of the Primary Borrower.

      "Consolidated Subsidiaries" means Subsidiaries whose accounts are consolidated with the accounts of the Primary Borrower in the Primary Borrower's consolidated financial statements prepared in accordance with GAAP.

      "Consolidated Tangible Net Worth" means Consolidated Net Worth minus any share capital discount and expense, any unamortized discount and expense on indebtedness, any write-up of assets, any excess of cost over market value of investments, any development, pre-operating, pre-production, and start-up expenses, goodwill, and any other intangible assets, to the extent included in Consolidated Net Worth.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          12

      "Consolidated Total Indebtedness" means the aggregate amount of Indebtedness of the Primary Borrower and its Consolidated Subsidiaries, after eliminating inter-company items, that appears on the consolidated balance sheet of the Primary Borrower.

      "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

      "Currency" means either Dollars or a Foreign Currency.

      "Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

      "Dollars" or "$" refers to lawful money of the U.S..

      "EBITDA" means the sum of the following items measured for the twelve (12) month period ending on the last day of each Fiscal Quarter:

            (i) Consolidated Net Income calculated after eliminating extraordinary gains or losses and unusual items, to the extent included in the determination of Consolidated Net Income, plus
            (ii) depreciation, amortization, and all other non-cash charges, plus
            (iii) income taxes to the extent they reduce Consolidated Net Income, plus
            (iv) Consolidated Interest Expense.

      "Effective Date" means the date on which the conditions specified in
Section 4.01 are satisfied (or waived in accordance with Section 9.02).

      "Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, or the management, release or threatened release of any Hazardous Material.

      "Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Primary Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          13

      "ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with a Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under
Section 414 of the Code.

      "ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Primary Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan; (e) the receipt by the Primary Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Primary Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Primary Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Primary Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

      "Eurocurrency", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate (or, in the case of a Competitive Loan, the LIBO Rate).

      "Event of Default" has the meaning assigned to such term in Article VII.

      "Exchange Rate" means, with respect to any currency other than Dollars on any date, the rate at which such currency may be exchanged into Dollars, as set forth on such date on the applicable Reuters currency page. In the event that such rate does not appear on the applicable Reuters currency page, the Exchange Rate with respect to such currency shall be determined by reference to such other publicly available service for displaying exchange rates as may be agreed upon by the Administrative Agent and the Primary Borrower or, in the absence of such agreement, such Exchange Rate shall instead be the Administrative Agent's spot rate of exchange in the London interbank market or other market where the Administrative Agent's foreign currency exchange operations in respect of such currency are then being conducted, at or about 10:00 a.m., local time, on such date for the purchase of Dollars with such currency for delivery two Business Days later; provided, however, that if at the time of any such determination, for any reason, no such spot rate is being quoted, the Administrative Agent may use any reasonable method it deems appropriate to determine such rate, and such determination shall be conclusive absent manifest error.

      "Excluded Taxes" means, with respect to the Administrative Agent, any Lender, the Issuing Bank or any other recipient of any payment to be made by or on account of any obligation of any

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          14

Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the U.S., or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the U.S. or any similar tax imposed by any other jurisdiction in which any Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by any Borrower under Section 2.19(b)), any withholding tax that is imposed by the U.S. on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 2.17(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from any Borrower with respect to such withholding tax pursuant to Section 2.17(a).

      "Facility Obligations" means any and all amounts owed by any Borrower to any Lender under this Agreement or under any other Loan Document, including the principal and interest owed on any Loan, reimbursement obligations related to LC Disbursements, all fees and all expenses.

      "Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

      "Financial Officer" means the chief financial officer of the Primary Borrower.

      "Fiscal Quarter" means each fiscal quarter-year period of the Primary Borrower, consisting of periods of 13 weeks, the first of which shall begin on the first day of each Fiscal year and the remainder of which shall begin on the day following the last day of the preceding period, provided that the fourth such period of each Fiscal Year shall end on the last day of the Fiscal Year.

      "Fiscal Year" means the fiscal year of the Primary Borrower, which is a twelve (12) month period commencing October 1 of each year and ending on September 30 of the next calendar year.

      "Fixed Rate" means, with respect to any Competitive Loan (other than a Eurocurrency Competitive Loan), the fixed rate of interest per annum specified by the Lender making such Competitive Loan in its related Competitive Bid.

      "Fixed Rate Loan" means a Competitive Loan bearing interest at a Fixed
Rate.

      "Foreign Currency" means any Currency, other than Dollars, that may be designated as a "Foreign Currency" in Schedule 2.01; and when used in reference to a Loan or Borrowing, such term refers to a Loan or Borrowing denominated in a Foreign Currency.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          15

      "Foreign Lender" means any Lender that is organized or incorporated under the laws of a jurisdiction other than that in which the Borrower of one or more Loans from such Lender is located. For purposes of this definition, the U.S., each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

      "Funded Indebtedness" means any outstanding indebtedness of a Person for borrowed money, including all Indebtedness of the Primary Borrower and its Subsidiaries to the Lenders and other financial institutions, domestic or foreign, including all secured and unsecured notes payable, all industrial revenue bonds, all Capital Lease Obligations and other similar debt obligations and the current maturities thereof, but excluding all trade accounts payable, customer advances, accrued expenses, income and other taxes payable, deferred income and other taxes and accrued pension liabilities.

      "GAAP" means generally accepted accounting principles in the U.S..

      "Governmental Authority" means the government of the U.S., any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government, including any governing body of the European Union.

      "Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (a "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation of a primary obligor; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

      "Guarantor" means a Person liable pursuant to a Guarantee of any of the Facility Obligations, and includes each Initial Guarantor.

      "Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          16

      "Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

      "Indebtedness" means and includes in respect of any Person, without duplication, (a) all items which in accordance with GAAP consistently applied would be included on the liability side of a balance sheet as at the date as of which Indebtedness is to be determined, excluding capital stock, capital and earned surplus, surplus reserves and deferred credits, (b) endorsements and other similar contingent obligations in respect of indebtedness of others, (c) indebtedness secured by any Lien existing on property owned by such Person, whether or not the indebtedness secured thereby shall have been assumed, (d) all obligations arising under any conditional sale, lease or title retention agreement covering property acquired or used by such Person or any Subsidiaries, including Capital Lease Obligations, (e) the full amount of all indebtedness or other obligations of others with respect to which such Person is obligated pursuant to Guarantees, (f) all obligations of such Person, contingent or otherwise, as an account party in respect of letters of credit and letters of guarantee, and (g) all obligations of such Person, contingent or otherwise, in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

      "Indemnified Taxes" means Taxes other than Excluded Taxes.

      "Initial Guarantor" has the meaning set forth in the first paragraph of
Article VI.

      "Interest Election Request" means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.08.

      "Interest Payment Date" means (a) with respect to any ABR Loan (other than a Swingline Loan), the last day of each March, June, September and December, (b) with respect to any Eurocurrency Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurocurrency Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period and (c) with respect to any Fixed Rate Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Fixed Rate Borrowing with an Interest Period of more than 90 days' duration (unless otherwise specified in the applicable Competitive Bid Request), each day prior to the last day of such Interest Period that occurs at intervals of 90 days' duration after the first day of such Interest Period, and any other dates that are specified in the applicable Competitive Bid Request as Interest Payment Dates with respect to such Borrowing.

      "Interest Period" means (a) with respect to any Eurocurrency Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          17

(b) with respect to any Fixed Rate Borrowing, the period (which shall not be less than thirty (30) days or more than one hundred eighty (180) days) commencing on the date of such Borrowing and ending on the date specified in the applicable Competitive Bid Request; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurocurrency Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (ii) any Interest Period pertaining to a Eurocurrency Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

      "Issuing Bank" means The Chase Manhattan Bank, in its capacity as the issuer of Letters of Credit hereunder, and its successors in such capacity as provided in Section 2.06(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

      "LC Disbursement" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

      "LC Exposure" means, at any time, the sum at such time of (a) the aggregate undrawn amount of all outstanding Letters of Credit denominated in Dollars, (b) the U.S. Dollar Equivalent of the aggregate undrawn amount of all outstanding Letters of Credit denominated in a Foreign Currency, (c) the aggregate amount of all LC Disbursements denominated in Dollars that have not yet been reimbursed by or on behalf of the applicable Borrower and (d) the U.S. Dollar Equivalent of the aggregate amount of all LC Disbursements denominated in a Foreign Currency that have not yet been reimbursed by or on behalf of the applicable Borrower.

      "Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.

      "Letter of Credit" means any letter of credit issued pursuant to this Agreement.

      "Leverage Ratio" at any time means the ratio of Consolidated Funded Indebtedness as of the last day of the most recently completed Fiscal Quarter to EBITDA for the twelve (12) month period ending on such day.

      "LIBO Rate" means, (a) with respect to any Eurocurrency Borrowing denominated in a Currency other than Irish Pounds, for any Interest Period, the rate appearing on Page 3750 or Page 3740, as applicable, of the Telerate Service (or on any successor or substitute pages of such Service, or any successor to or substitute for such Service, providing rate quotations comparable

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          18
to those currently provided on such pages of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to deposits of the relevant Currency in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for deposits of the relevant Currency with a maturity comparable to such Interest Period, provided, that if such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurocurrency Borrowing for such Interest Period shall be the rate at which deposits of the relevant Currency for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent, in an amount comparable to the principal amount of the Administrative Agent's share of the Borrowing to which such Interest Period applies, in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period; and (b) with respect to any Eurocurrency Borrowing denominated in Irish Pounds, for any Interest Period, the rate appearing on the Reuters Screen DIBO Page at approximately 11:00 a.m., Dublin time, two Business Days prior to the commencement of such Interest Period, as the Dublin interbank offered rate for deposits in Irish Pounds with a maturity comparable to such Interest Period (or if more than one rate is specified on the Reuters Screen DIBO Page, the applicable rate shall be the arithmetic mean of all such rates), provided, that if such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurocurrency Borrowing for such Interest Period shall be the rate at which deposits of Irish Pounds for a maturity comparable to such Interest Period are offered by the principal Dublin office of the Administrative Agent, in an amount comparable to the principal amount of the Administrative Agent's share of the Borrowing to which such Interest Period applies, in immediately available funds in the Dublin interbank market at approximately 11:00 a.m., Dublin time, two Business Days prior to the commencement of such Interest Period. For purposes of Clause (b) above, "Reuters Screen DIBO Page" means the display designated as page "DIBO" on the Reuters Monitor Money Rates Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to deposits of Irish Pounds in the Dublin interbank market).


      "Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

      "Loan Documents" means this Agreement, each Security Agreement, and each Guarantee of any of the Facility Obligations that may hereafter be in effect.

      "Loans" means the loans made by the Lenders to the Borrowers pursuant to this Agreement.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          19

      "Margin" means, with respect to any Competitive Loan bearing interest at a rate based on the LIBO Rate, the marginal rate of interest, if any, to be added to or subtracted from the LIBO Rate to determine the rate of interest applicable to such Loan, as specified by the Lender making such Loan in its related Competitive Bid.

      "Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, prospects or condition, financial or otherwise, of the Primary Borrower or any of the Subsidiaries, (b) the ability of any Borrower or any Subsidiary to perform any of its obligations under this Agreement or any of the other Loan Documents or (c) the rights of or benefits available to the Lenders under this Agreement or any of the other Loan Documents.

      "Material Indebtedness" means Indebtedness (other than the Loans and Letters of Credit), or obligations in respect of one or more Hedging Agreements, of any one or more of the Primary Borrower and its Subsidiaries in an aggregate principal amount exceeding $500,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Primary Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Primary Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

      "Maturity Date" means March 31, 2001, unless extended pursuant to Section 2.05.

      "Moody's" means Moody's Investor Service, Inc.

      "Multiemployer Plan" means a multiemployer plan as defined in
Section 4001(a)(3) of ERISA.

      "Net Proceeds" means, with respect to any Prepayment Event the U.S. Dollar Equivalent as of the date of receipt of (a) the cash proceeds received by the Primary Borrower or any Subsidiary in respect of such event including (i) any cash subsequently received in respect of any proceeds or consideration originally received in a form other than cash, but only as and when such cash is received, (ii) in the case of a casualty, the amount of insurance proceeds, and
(iii) in the case of a condemnation or similar event, the amount of condemnation awards and similar payments, net of (b) the sum of (i) all fees and out-of-pocket expenses paid or payable by the Primary Borrower or such Subsidiary to third parties (other than Affiliates of the Primary Borrower) in connection with such event (which amounts may be reasonably estimated to the extent not then known), or (ii) in the case of a sale or other disposition of an asset (including pursuant to a casualty or condemnation), the amount of all payments required to be made by the Primary Borrower or such Subsidiary as a result of such event to repay Indebtedness (other than Loans) secured by such asset or otherwise subject to mandatory prepayment as a result of such event, and (iii) the amount of all taxes paid (or reasonably estimated to be payable) by the Primary Borrower or such Subsidiary during the year that such event occurred or the next succeeding year, and the amount of any reserves established by the Primary Borrower or such Subsidiary to fund contingent liabilities reasonably estimated to be payable, in each case that are directly attributable to such event (as determined reasonably and in good faith by the chief financial officer of the Primary Borrower); provided, however, that (x) any excess of estimated fees and expenses under clause (b)(i) over the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          20
actual amounts thereof shall constitute Net Proceeds and be deemed to have been received on the date such excess can be determined and (y) any excess of estimated taxes or contingency reserves under clause (b)(iii) over the actual amounts of taxes referred to in such clause or contingent liabilities payable shall constitute Net Proceeds and be deemed to have been received at the end of the period referred to in such clause, in the case of taxes, and at the time any such excess portion of the contingency reserve is reversed (and in the amount of such reversal), in the case of contingency reserves.

      "Other Subsidiary" means a Subsidiary that is not an Affiliate Borrower.

      "Other Taxes" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made under any Loan Document or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement and under any other Loan Document.

      "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

      "Permitted Encumbrances" means:

            (a) Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 5.05;

            (b) carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 5.05;

            (c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;

            (d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business; and

            (e) easements, zoning restrictions, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Primary Borrower or any Subsidiary;

provided that the term "Permitted Encumbrances" shall not include any Lien securing Indebtedness.

      "Permitted Investments" means:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          21

            (a) direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the U.S. (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the U.S.), in each case maturing within one year from the date of acquisition thereof;

            (b) investments in commercial paper maturing within 270 days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from S&P or from Moody's;

            (c) investments in certificates of deposit, banker's acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the U.S. or any State thereof which has a combined capital and surplus and undivided profits of not less than $500,000,000; and

            (d) fully collateralized repurchase agreements with a term of not more than 30 days for securities described in clause (a) above and entered into with a financial institution satisfying the criteria described in clause (c) above.

      "Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

      "Plan" means any employee pension benefit plan (a) (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Primary Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA, or (b) maintained by a Borrower or any Subsidiary organized, incorporated or existing under the laws of a country other than the U.S. which is subject to funding standards that are similar to those found in ERISA under the laws of the Governmental Authority having jurisdiction over such plan.

      "Prepayment Event" means:

            (a) any sale, transfer or other disposition (including pursuant to a sale and leaseback transaction) of any property or asset of the Primary Borrower or any Subsidiary, other than (i) dispositions of inventory in the ordinary course of business or (ii) dispositions in the ordinary course of business of assets other than inventory, to the extent that all such dispositions during any Fiscal Year result in aggregate Net Proceeds less than Three Million Dollars ($3,000,000); or

            (b) any casualty or casualties or other insured damages to, or any takings under power of eminent domain or by condemnation or similar proceeding of, any properties or assets of the Primary Borrower and its Subsidiaries, to the extent that (i) Net Proceeds therefrom have been received during or prior to any Fiscal Year, (ii) such Net Proceeds have not been applied to repair, restore or functionally replace such properties or assets within

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          22
      two hundred seventy (270) days after such Net Proceeds were received and
      (iii) the total amount of such unapplied Net Proceeds with respect to which such 270 day period expired during such Fiscal Year exceeds $500,000. For purposes of this paragraph, Net Proceeds shall be deemed to have been applied during any such two hundred seventy (270) day period if, as of the expiration thereof, the required repair, restoration or replacement has been commenced and it continues pursuant to a written agreement therefor. The amount of Net Proceeds so applied as of a given date shall be deemed to be the amount actually applied prior to such date plus the amount remaining to be paid pursuant to such written agreement. If the amount actually paid under any such written agreement is finally determined to be less than the amount stipulated under such agreement, for whatever reason, the amount of Net Proceeds deemed to have been applied pursuant to the preceding sentence shall be recomputed as of the date the actual amount paid is finally determined.

      "Primary Borrower" means IEC Electronics Corp.

      "Prime Rate" means the rate of interest per annum publicly announced from time to time by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

      "Register" has the meaning set forth in Section 9.04(c).

      "Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

      "Required Lenders" means, at any time, 100% of the Lenders at such time.

      "Reset Date" shall have the meaning assigned to such term in Section 1.05.

      "Restricted Payment" means any dividend or other distribution (whether in cash, securities or other property) with respect to any shares of any class of capital stock of the Primary Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock of the Primary Borrower or any Subsidiary or any option, warrant or other right to acquire any such shares of capital stock of the Primary Borrower or any Subsidiary.

      "Revolving Credit Commitment" means, with respect to each Lender, the commitment of such Lender, expressed in Dollars, to make Revolving Loans and to acquire participations in Letters of Credit hereunder, as such commitment may be
(a) permanently reduced from time to time pursuant to Section 2.09 and Section 2.11, and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Revolving Credit Commitment is set forth on Schedule 2.01, or in the Assignment and Acceptance

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          23
pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Revolving Credit Commitments is $65,000,000.

      "Revolving Credit Exposure" means, at any time, the sum of the outstanding principal amount of Revolving Loans denominated in Dollars, the U.S. Dollar Equivalent of Revolving Loans denominated in Foreign Currencies and the LC Exposure at such time. The Revolving Credit Exposure of any Lender at any time shall be the sum of the outstanding principal amount of such Lender's Revolving Loans denominated in Dollars, the U.S. Dollar Equivalent of such Lender's Revolving Loans denominated in Foreign Currencies and such Lender's Applicable Percentage of the LC Exposure at such time.

      "Revolving Credit Sublimit" means, with respect to any Affiliate Borrower, its Revolving Credit Sublimit, if any, expressed in Dollars, set forth on
Schedule 2.01.

      "Revolving Loan" means a Loan designated as such and made pursuant to
Section 2.03.

      "S&P" means Standard & Poor's.

      "Security Agreements" means the Security Agreements executed by the Primary Borrower, Texas Sub and Alabama Sub pursuant to Sections 4.01(h), (i) and (j) and such other security agreements as may hereafter be designated as such by the Primary Borrower and the Administrative Agent, with the consent of all of the Lenders.

      "Statutory Reserve Rate" means with respect to any Currency, a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve, liquid asset or similar percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by any Governmental Authority of the United States or of the jurisdiction of such Currency or in which any subject Loans in such Currency are made to which banks in such jurisdiction are subject for any category of deposits or liabilities customarily used to fund loans in such Currency or by reference to which interest rates applicable to Loans in such Currency are determined. Such reserve, liquid asset or similar percentages shall, in the case of Dollars, include those imposed pursuant to Regulation D (and for purposes of Regulation D, Eurocurrency Loans shall be deemed to constitute Eurocurrency Liabilities). Loans shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under Regulation D or any other applicable law, rule or regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

      "subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity
(a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          24
ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, Controlled or held, or (b) that is, as of such date, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

      "Subsidiary" means any subsidiary of the Primary Borrower.

      "Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

      "Texas Sub" means IEC Electronics - Edinburg, Texas, Inc., a Texas corporation that is a Subsidiary.

      "Transactions" means the execution, delivery and performance by the Borrowers of this Agreement and by the parties to the other Loan Documents, the borrowing of Loans, the use of the proceeds thereof and the issuance of Letters of Credit hereunder.

      "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate, the Alternate Base Rate or, in the case of a Competitive Loan or Borrowing, the LIBO Rate or a Fixed Rate.

      "U.S." means the United States of America.

      "U.S. Dollar Equivalent" means, on any date of determination, with respect to any amount in any Foreign Currency, the equivalent in Dollars of such amount, determined by the Administrative Agent using the Exchange Rate with respect to such Foreign Currency then in effect as determined pursuant to Section 1.05.

      "Warehoused Inventory" means inventory (i) of the Primary Borrower that is not located at 105 Norton Street, Newark, New York, or of Texas Sub that is not located at 1920 S.E. Industrial Park Drive, Edinburg, Texas or of Alabama Sub that is not located at 350 11th Street S.W., Arab, Alabama, (ii) that is located at a warehouse, pursuant to a written agreement, which warehouse is not owned or leased in its entirety by the Primary Borrower, Texas Sub or Alabama Sub, and
(iii) that is so located for the purpose of providing just in time delivery of such inventory to a customer which is not an Affiliate of the Primary Borrower.

      "Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

      SECTION 1.02. Classification of Loans and Borrowings. For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurocurrency Loan") or by Class and Type (e.g., a "Eurocurrency Revolving Loan"). Borrowings also may be classified and referred to by Class (e.g., a "Revolving Borrowing") or by

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          25

Type (e.g., a "Eurocurrency Borrowing") or by Class and Type (e.g., a "Eurocurrency Revolving Borrowing").

      SECTION 1.03. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, and Schedules shall be construed to refer to Articles and Sections of, and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

      SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed, and all financial information and reports provided pursuant to this Agreement shall be prepared, in accordance with GAAP, as in effect from time to time; provided that, if the Primary Borrower notifies the Administrative Agent that the Primary Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Primary Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

      SECTION 1.05. Currency Equivalents; Currency Fluctuations. Not later than 1:00 p.m., New York City time, on each Calculation Date, the Administrative Agent shall (i) determine the Exchange Rate as of such Calculation Date with respect to each Foreign Currency and (ii) give notice thereof to the Primary Borrower and the Lenders. The Exchange Rates so determined shall become effective on the first Business Day immediately following the relevant Calculation Date (each a "Reset Date"), shall remain effective until the next succeeding Reset Date and shall during the period of their effectiveness be employed in making any computation of Currency equivalents required to be made under this Agreement (other than any computation required under Section 9.14). Not later than 5:00 p.m., New York City time, on the date of each Borrowing, on the date of each issuance of any Letter of Credit and on the date of each reduction under Section 2.09 or prepayment under Section 2.11 involving any Foreign Currency, the Administrative Agent shall (i) determine the U.S. Dollar Equivalents, based on the Exchange Rates in effect as provided in the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          26
preceding sentence, of each Foreign Currency Loan and each Letter of Credit and LC Disbursement then outstanding denominated in a Foreign Currency (after giving effect to any Foreign Currency Loan made or repaid on such date and any Letter of Credit or LC Disbursement denominated in a Foreign Currency issued, retired, made or repaid, as applicable, on such date) and (ii) notify the Primary Borrower and the Lenders of the results of such determination.


                                      ARTICLE II

                                     The Credits

      SECTION 2.01.     Commitments.

            (a) Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to any Borrower in any Currency from time to time during the Availability Period; provided, that no Borrowing shall be made hereunder that would result in (i) the Revolving Credit Exposure of such Lender exceeding (or further exceeding) such Lender's Revolving Credit Commitment, the initial amount of which is set forth in Schedule 2.01, or (ii) the sum of the Revolving Credit Exposure and the total of all Competitive Loan Exposures exceeding (or further exceeding) the total Revolving Credit Commitments. Each Revolving Borrowing shall be made on a pro rata basis by the Lenders based upon their respective Applicable Percentages. Within the foregoing limits and subject to the terms and conditions set forth herein, any Borrower may borrow, prepay and reborrow Revolving Loans.

            (b) (i) No Affiliate Borrower shall have the right to borrow any Revolving Loan or Competitive Loan that would cause the sum of the portions of the total Revolving Credit Exposure and the total Competitive Loan Exposures outstanding to such Borrower to exceed such Borrower's Revolving Credit Sublimit, as set forth in Schedule 2.01.

                    (ii)For purposes of clause (i) above, if, at any time, the proceeds of any Loans are advanced, loaned or contributed as equity to any Affiliate Borrower by any other Borrower, either directly or through an Other Subsidiary, and such proceeds have not been repaid or returned by such Affiliate Borrower, such Affiliate Borrower's unused Revolving Credit Sublimit shall be deemed reduced by the amount that has not been repaid or returned, as if such Affiliate Borrower had borrowed a Revolving Loan in that amount directly from the Lenders.

      SECTION 2.02.     Loans and Borrowings.

            (a) Each Revolving Loan shall be made as part of a Borrowing consisting of such Loans made by the Lenders ratably in accordance with their respective Applicable Percentages.
 Each Competitive Loan shall be made in accordance with the procedures set forth in Section 2.04. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments and Competitive Bids of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          27

            (b) Subject to Sections 2.14 and 2.15, (i) each Revolving Borrowing of Dollars shall be comprised entirely of ABR Loans or Eurocurrency Loans as a Borrower may request in accordance herewith, (ii) each Revolving Borrowing of a Foreign Currency shall be comprised entirely of Eurocurrency Loans, and (iii) each Competitive Borrowing shall be comprised entirely of Eurocurrency Loans or Fixed Rate Loans as a Borrower may request in accordance herewith. Each Lender at its option may make any Eurocurrency Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.

            (c) At the commencement of each Interest Period for any Eurocurrency Revolving Borrowing, such Borrowing shall be in an aggregate amount that (i) if such Borrowing is denominated in Dollars, is an integral multiple of Five Hundred Thousand Dollars ($500,000.00) and not less than Five Hundred Thousand Dollars ($500,000.00) and (ii) if such Borrowing is not denominated in Dollars, is in an aggregate principal amount the U.S. Dollar Equivalent of which is not less than $500,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $200,000; provided that an ABR Revolving Borrowing may be in a lesser aggregate amount that is equal to the entire unused balance of the total Revolving Credit Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(e). Each Competitive Borrowing shall be in an aggregate amount that is an integral multiple of One Million Dollars ($1,000,000.00) and not less than Five Million Dollars ($5,000,000.00). Borrowings of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than a total of ten Eurocurrency Borrowings outstanding.

            (d) Notwithstanding any other provision of this Agreement, a Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

      SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, a Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurocurrency Borrowing, not later than 11:00 a.m., New York City time, four Business Days (three Business Days for Borrowings denominated in Dollars) before the date of the proposed Borrowing, or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the Business Day of the proposed Borrowing; provided that any such notice of an ABR Revolving Borrowing to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(e) may be given not later than 10:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower thereof. Each such telephonic and written Borrowing Request shall specify the following information:

            (i) the identity of the Borrower, the Type of Borrowing, and the aggregate amount and the Currency of the requested Borrowing;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          28

            (ii)    the date of such Borrowing, which shall be a Business Day;

            (iii) if the Borrowing Currency is Dollars, whether such Borrowing is to be an ABR Borrowing or a Eurocurrency Borrowing;

            (iv) in the case of a Eurocurrency Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

            (v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

If no election as to the Type of Borrowing of Dollars is specified, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurocurrency Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. If no election as to Currency is specified with respect to any Eurocurrency Revolving Borrowing, then the applicable Borrower shall be deemed to have selected Dollars. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

      SECTION 2.04.     Competitive Bid Procedure.

            (a) Subject to the terms and conditions set forth herein, from time to time during the Availability Period any Borrower may request Competitive Bids and may (but shall not have any obligation to) accept Competitive Bids and borrow Competitive Loans; provided that (i) the sum of the Revolving Credit Exposure plus the total Competitive Loan Exposures at any time shall not exceed the total Revolving Credit Commitments, (ii) with respect to any Affiliate Borrower, the sum of the portions of the Revolving Credit Exposure and of the total of all Competitive Loan Exposures that are attributable to such Affiliate Borrower at any time shall not exceed such Affiliate Borrower's Revolving Credit Sublimit, as computed in accordance with Section 2.01 (b) and (iii) the sum of the Competitive Loan Exposures of all Lenders at any time shall not exceed $20,000,000. To request Competitive Bids, a Borrower shall notify the Administrative Agent of such request by telephone, in the case of a Eurocurrency Borrowing, not later than 11:00 a.m., New York City time, five Business Days (four Business Days for Borrowings denominated in Dollars) before the date of the proposed Borrowing and, in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing; provided that the Borrower may submit up to (but not more than) 2 Competitive Bid Requests on the same day, but a Competitive Bid Request shall not be made within six Business Days (five Business Days for Borrowings denominated in Dollars) after the date of any previous Competitive Bid Request, unless any and all such previous Competitive Bid Requests shall have been withdrawn or all Competitive Bids received in response thereto rejected. Each such telephonic Competitive Bid Request shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Competitive Bid Request in a form approved by the Administrative Agent and signed by the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          29

Borrower. Each such telephonic and written Competitive Bid Request shall specify the following information:

            (i) the identity of the Borrower and the aggregate amount and Currency of the requested Borrowing;

            (ii)    the date of such Borrowing, which shall be a Business Day;

            (iii) whether such Borrowing is to be a Eurocurrency Borrowing or a Fixed Rate Borrowing;

            (iv) the Interest Period to be applicable to such Borrowing, which shall be a period contemplated by the definition of the term "Interest Period"; and

            (v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

Promptly following receipt of a Competitive Bid Request in accordance with this Section, the Administrative Agent shall notify the Lenders of the details thereof by telecopy, inviting the Lenders to submit Competitive Bids.

            (b) Each Lender may (but shall not have any obligation to) make one or more Competitive Bids to the requesting Borrower in response to a Competitive Bid Request. Each Competitive Bid by a Lender must be in a form approved by the Administrative Agent and must be received by the Administrative Agent by telecopy, in the case of a Eurocurrency Competitive Borrowing, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New York City time, on the Business Day of the proposed date of such Competitive Borrowing. Competitive Bids that do not conform substantially to the form approved by the Administrative Agent may be rejected by the Administrative Agent, and the Administrative Agent shall notify the applicable Lender as promptly as practicable. Each Competitive Bid, including each Competitive Bid that is submitted when more than one Competitive Bid Request is outstanding, shall specify (i) the principal amount (which in the case of a Competitive Bid in respect of Competitive Loans denominated in Dollars shall be a minimum of Five Million Dollars ($5,000,000.00) and an integral multiple of One Million Dollars ($1,000,000.00) and in the case of a Competitive Bid in respect of Competitive Loans denominated in a Foreign Currency shall have a minimum U.S. Dollar Equivalent which is not less than $5,000,000 and which may equal the entire principal amount of the Competitive Borrowing requested by the Borrower) of the Competitive Loan or Loans that the Lender is willing to make,
(ii) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) and (iii) the Interest Period applicable to each such Loan and the last day thereof.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          30

            (c) The Administrative Agent shall promptly notify the Borrower by telecopy of the Competitive Bid Rate and the principal amount specified in each Competitive Bid and the identity of the Lender that shall have made such Competitive Bid.

            (d) Subject only to the provisions of this paragraph, the Borrower may accept or reject any Competitive Bid. The Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in a form approved by the Administrative Agent, whether and to what extent it has decided to accept or reject each Competitive Bid, in the case of a Eurocurrency Competitive Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Competitive Borrowing, and in the case of a Fixed Rate Borrowing, not later than 11:00 a.m., New York City time, on the Business Day of the proposed date of the Competitive Borrowing; provided that
(i) the failure of the Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid, (ii) the Borrower shall not accept a Competitive Bid made at a particular Competitive Bid Rate if the Borrower rejects a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by the Borrower shall not exceed the aggregate amount of the requested Competitive Borrowing specified in the related Competitive Bid Request, (iv) to the extent necessary to comply with clause (iii) above, the Borrower may accept Competitive Bids at the same Competitive Bid Rate in part, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such Competitive Bid, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is, if denominated in Dollars, in a minimum principal amount of Five Million Dollars ($5,000,000.00) and an integral multiple of One Million Dollars ($1,000,000.00) or, if denominated in a Foreign Currency, an amount the U.S. Dollar Equivalent of which is not less than $5,000,000; provided further that if a Competitive Loan must be in an amount less than $5,000,000 or the U.S. Dollar Equivalent thereof in the applicable Currency because of the provisions of clause (iv) above, such Competitive Loan may be for a minimum of One Million Dollars ($1,000,000.00) or the U.S. Dollar Equivalent thereof in the applicable Currency or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded up or down to integral multiples of One Million Dollars ($1,000,000.00), or the U.S. Dollar Equivalent thereof in the applicable Currency, in a manner determined by the Borrower. A notice given by the Borrower pursuant to this paragraph shall be irrevocable.

            (e) The Administrative Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, the amount and Competitive Bid Rate so accepted), and each successful bidder will thereupon become bound, subject to the terms and conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

            (f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) of this Section.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          31

      SECTION 2.05.     Extension of Maturity Date.

            The Primary Borrower shall have the option to extend the Maturity Date for an additional year, to March 31, 2002, by giving written notice to the Administrative Agent after September 1, 2000 and before October 1, 2000; provided, however, that the Maturity Date shall not be so extended if, after September 1, 2000 and before November 30, 2000, the Administrative Agent shall notify the Primary Borrower that any Lender has notified the Administrative Agent, in a written notice, that such extension shall not be permitted. The Administrative Agent shall promptly transmit to the other parties any notice received by it pursuant to this Section from any party to this Agreement.

      SECTION 2.06.     Letters of Credit.

            (a) General. Subject to the terms and conditions set forth herein, any Borrower may request the issuance of Letters of Credit for its own account, denominated in any Currency in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by a Borrower to, or entered into by a Borrower with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

            (b) Notice of Issuance, Amendment, Renewal, Extension; Certain Conditions. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), a Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount and Currency of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the requesting Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall not be issued, amended, renewed or extended if after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure would exceed $5,000,000.00, (ii) the Revolving Credit Exposure of any Lender would exceed such Lender's Revolving Credit Commitment or (iii) the sum of the total Revolving Credit Exposure and the total Competitive Loan Exposures would exceed the total Revolving Credit Commitments; and upon issuance, amendment, renewal or extension of each Letter of Credit the requesting Borrower shall be deemed to represent and warrant that none of the foregoing consequences will result.

            (c) Expiration Date. Each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          32

(or, in the case of any renewal or extension thereof, one year after such renewal or extension) and (ii) the date that is five Business Days prior to the Maturity Date.

            (d) Participations. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender's Applicable Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, in the Currency in which such LC Disbursement was made, and at the designated office of the Administrative Agent in New York, for Dollar LC Disbursements, or in London, for LC Disbursements in a Foreign Currency, such Lender's Applicable Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by any Borrower on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

            (e) Reimbursement. If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower for whom the Letter of Credit was issued shall reimburse such LC Disbursement by paying to the Administrative Agent, in the Currency in which such LC Disbursement was made, and at the designated office of the Administrative Agent in New York, for Dollar LC Disbursements, or in London, for LC Disbursements in a Foreign Currency, an amount equal to such LC Disbursement not later than 2:00 p.m., New York City time or London time, as appropriate, on the date that such LC Disbursement is made, if the applicable Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., New York City or London time, on such date, or, if such notice has not been received by such Borrower prior to such time on such date, then not later than 2:00 p.m., New York City or London time, on (i) the Business Day that such Borrower receives such notice, if such notice is received prior to 10:00 a.m., New York City or London time, on the day of receipt, or (ii) the Business Day immediately following the day that such Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; provided that, if such LC Disbursement is not less than $1,000,000 or the U.S. Dollar Equivalent thereof in another applicable Currency, such Borrower may, prior to the time as of which the reimbursement payment is due, and subject to all conditions to borrowing set forth herein, request in accordance with Section 2.03 that such payment be financed, in the case of an LC Disbursement in Dollars, with an ABR Revolving Borrowing in an equivalent amount or, in the case of an LC Disbursement in a Foreign Currency, with a Eurocurrency Borrowing in such Foreign Currency in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting ABR Revolving Borrowing or Eurocurrency Borrowing. If a Borrower fails to make such payment or such request prior to the time such payment is due, the Administrative Agent shall notify each Lender of the applicable LC

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          33

Disbursement, the payment then due from the Borrower in respect thereof and such Lender's Applicable Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Administrative Agent its Applicable Percentage of the payment then due from the Borrower, in the same Currency as the LC Disbursement and in the same manner as provided in Section 2.07 with respect to Loans made by such Lender (and Section 2.07 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Issuing Bank in such Currency the amounts so received by it from the Lenders. Promptly following receipt by the Administrative Agent of any payment from a Borrower pursuant to this paragraph, the Administrative Agent shall distribute such payment, in the Currency received, to the Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Lenders and the Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of ABR Revolving Loans, or Eurocurrency Loans as contemplated above) shall not constitute a Loan and shall not relieve the relevant Borrower of its obligation to reimburse such LC Disbursement. Each Borrower will from time to time upon demand reimburse (i) the Issuing Bank for costs or losses incurred by the Issuing Bank in currency transactions entered into in connection with the making of Letters of Credit available to such Borrower in any Foreign Currency and (ii) each Lender for costs or losses incurred by such Lender in currency transactions entered into in connection with any payment by such Lender pursuant to this paragraph (e) to the Administrative Agent of such Lender's Applicable Percentage of any payment due from Borrower under this paragraph (e).

            (f) Obligations Absolute. Any Borrower's obligation to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Administrative Agent, the Lenders nor the Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by the Issuing Bank's failure to exercise care when determining whether

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          34
drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or wilful misconduct on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction), the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

            (g) Disbursement Procedures. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the appropriate Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve such Borrower of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such LC Disbursement.

            (h) Interim Interest. If the Issuing Bank shall make any LC Disbursement, then, unless the Borrower for whom the Letter of Credit was issued shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that such Borrower either reimburses such LC Disbursement or finances its reimbursement obligation with a Borrowing pursuant to Paragraph (e) of this Section, at the rate per annum then applicable to ABR Revolving Loans or, if higher, in the case of any amount denominated in a Foreign Currency, the cost to the Issuing Bank or the Lenders, as applicable, as determined by the Administrative Agent, of maintaining such outstanding amount in the applicable Currency; provided that, if such Borrower fails to reimburse or finance such LC Disbursement when due pursuant to paragraph (e) of this Section, then Section 2.13(d) shall apply. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

            (i) Replacement of the Issuing Bank. The Issuing Bank may be replaced by another Lender at any time by written agreement among the Borrower, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Lenders of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, each Borrower for whom an outstanding Letter of Credit was issued shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to
Section 2.12(b). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of the Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term "Issuing Bank" shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          35
hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

            (j) Cash Collateralization on Default. If any Event of Default shall occur and be continuing, then either (i) on the Business Day that the Borrower for whom an outstanding Letter of Credit was issued receives notice from the Administrative Agent or the Required Lenders demanding the deposit of cash collateral pursuant to this paragraph, or (ii) ten (10) days after the date on which the Borrower receives such notice, if no part of the Loans then outstanding have been declared due and payable pursuant to clause (ii) of the concluding paragraph of Article VIII, each such Borrower shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Lenders, an amount in cash in each Currency equal to the portion of the LC Exposure denominated in such Currency as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to any such Borrower described in clause (h) or (i) of Article VII. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the depositing Borrower under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the depositing Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the depositing Borrower for the LC Exposure related to such Borrower at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of the Required Lenders), be applied to satisfy other obligations of the depositing Borrower under this Agreement. If any Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the depositing Borrower within three Business Days after all Events of Default have been cured or waived.

      SECTION 2.07.     Funding of Borrowings.

            (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds in the Currency being borrowed by 12:00 noon, New York City time, in the case of Borrowings to be made available to the appropriate Borrower in New York City, and not later than 12:00 noon, London time, in the case of Borrowings to be made available to the appropriate Borrower in London, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders. The Administrative Agent will make such Loans available to the appropriate Borrower by promptly crediting the amounts so received, in like funds, to an account of such Borrower maintained with the Administrative Agent in New York City, except that, if so designated in Schedule 2.01 with

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          36
respect to one or more Foreign Currencies, Loans in such Currencies shall be credited to an account of such Borrower, maintained with the Administrative Agent in London; provided that Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.06(e) shall be remitted by the Administrative Agent to the Issuing Bank. From time to time the Administrative Agent may as it deems necessary or appropriate specify reasonable alternative procedures for funding Foreign Currency Loans or for payments in respect of Letters of Credit or LC Disbursements denominated in a Foreign Currency.

            (b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the appropriate Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and such Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to such Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to the subject Loan. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

      SECTION 2.08.     Interest Elections for Revolving Borrowings.

            (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurocurrency Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert any such Borrowing that is denominated in Dollars to a Borrowing of a different Type or to continue such Borrowing as the same Type; and, in the case of any Eurocurrency Borrowing, the Borrower may elect initial and successive Interest Periods therefor, all as provided in this Section. Eurocurrency Borrowings in Dollars may only be converted to ABR Borrowings at the end of an Interest Period. Subject to Section 2.02(c), the Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section 2.08 shall not apply to Competitive Borrowings, which may not be converted or continued, and it shall not be construed to permit any Borrower to change the Currency of any Borrowing or to convert a Foreign Currency Borrowing to an ABR Borrowing, if such change or conversion shall be prohibited by Section 2.14.

            (b) To make an election pursuant to this Section, a Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a new Revolving Borrowing of the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          37

Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

            (c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Sections 2.02 and 2.03:

                    (i) the Borrowing to which such Interest Election Request
            applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

                    (ii)the effective date of the election made pursuant to such
            Interest Election Request, which shall be a Business Day;

                    (iii)in the case of a Dollar Borrowing, whether the
            resulting Borrowing is to be an ABR Borrowing or a Eurocurrency Borrowing; and

                    (iv)if the resulting Borrowing is a Eurocurrency Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurocurrency Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

            (d) Promptly following receipt of an Interest Election Request, the Administrative Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

            (e) If a Borrower fails to deliver a timely Interest Election Request with respect to a Eurocurrency Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the expiration of such Interest Period (i) such Borrowing shall be converted to an ABR Borrowing, if such Borrowing is denominated in Dollars, (ii) the Borrower will be deemed to have elected a one (1) month Interest Period beginning with the day after the last day of the expired Interest Period, if such Borrowing is denominated in a Foreign Currency and
(iii) the Borrower will upon demand reimburse each Lender for costs or losses incurred by such Lender in currency transactions reasonably undertaken by such Lender as a result of such failure. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Revolving Borrowing in Dollars may be converted to or continued as a Eurocurrency Borrowing and (ii) unless

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          38
repaid, each Eurocurrency Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

      SECTION 2.09.     Termination and Reduction of Commitments.

            (a) Unless previously terminated, the Revolving Credit Commitments shall terminate on the Maturity Date.

            (b) The Primary Borrower may at any time terminate, or from time to time reduce, the Revolving Credit Commitments; provided that (x) each reduction of the Revolving Credit Commitments shall be in an amount that is an integral multiple of $1,000,000 and not less than $5,000,000, and (xx) the Primary Borrower shall not terminate or reduce the Revolving Credit Commitments if, after giving effect to any concurrent prepayment of the Revolving Credit Loans in accordance with Section 2.11, (i) the Revolving Credit Exposure of any Lender would exceed such Lender's Revolving Credit Commitment or (ii) the sum of the total Revolving Credit Exposure and the total Competitive Loan Exposures would exceed the total Revolving Credit Commitments.

            (c) The Primary Borrower shall notify the Administrative Agent of any election to terminate or reduce Commitments under paragraph (b) of this Section at least three (3) Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Primary Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Primary Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Primary Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Revolving Credit Commitments shall be made ratably among the Lenders in accordance with their respective Applicable Percentages.

      SECTION 2.10.     Repayment of Loans; Evidence of Debt.

            (a) Each Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each of its Revolving Loans on the Maturity Date and (ii) to the Administrative Agent for the account of each Lender, as appropriate, the then unpaid principal amount of each of its Competitive Loans on the last day of the Interest Period applicable to such Loan. Principal and interest for each Loan shall be repaid in the Currency in which it was advanced, except as provided in
Section 2.20.

            (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Loan made to such Borrower by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          39

            (c) The Administrative Agent shall maintain accounts in which it shall record (i) the Borrower and amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

            (d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of any Borrower to repay its Loans in accordance with the terms of this Agreement.

            (e) Any Lender may request that Loans made by it, other than Loans to Borrowers located in the United Kingdom, be evidenced by a promissory note. In such event, each Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent and the Primary Borrower. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

      SECTION 2.11.     Prepayment of Loans.

            (a) Subject to the requirements of this Section applicable to optional prepayments, each Borrower shall have the right at any time and from time to time to prepay any Borrowing of which it is the Borrower, and the Primary Borrower shall have the right to prepay any Borrowing, in whole or in part, subject to prior notice in accordance with paragraph (f) of this Section; provided that no Borrower shall have the right under this paragraph to prepay any Competitive Loan without the prior consent of the Lender thereof.

            (b) Prior to any optional prepayment of Borrowings under Section 2.11(a), a Borrower shall select the Borrowing or Borrowings to be prepaid and shall specify such selection in the notice of such prepayment pursuant to paragraph (f) of this Section.

            (c) In the event and on each occasion that any Net Proceeds are received by or on behalf of the Primary Borrower or any Subsidiary in respect of any Prepayment Event, the Primary Borrower shall, not later than the Business Day next following the day on which such Net Proceeds are received prepay outstanding Borrowings (in accordance with this Section) in an aggregate amount equal to such Net Proceeds (or the equivalent thereof in one or more other currencies based upon Exchange Rates prevailing on the payment date in the case of Borrowings in a Currency other than that of such Net Proceeds). For purposes of this paragraph (c), Net Proceeds in respect of any Prepayment Event referred to in clause (b) of the definition of "Prepayment Event" shall be deemed received on the later of the date of actual receipt of such Net

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          40

Proceeds by the Primary Borrower or any Subsidiary and the date on which the relevant event becomes a Prepayment Event pursuant to clause (b) of such definition.

            (d) Mandatory prepayments of Borrowings under Paragraphs (c) and (e) of this Section shall be applied first to all Revolving Borrowings, and then to Competitive Borrowings in such manner as the Primary Borrower may determine. To the extent that the Lenders receive a mandatory prepayment under Section 2.11(c) Revolving Credit Commitments shall be reduced permanently by the amount of each such principal prepayment, expressed in Dollars.

            (e) If, during any period when Foreign Currency Loans are outstanding, (i) the Revolving Credit Exposure of any Lender exceeds 105% of such Lender's Revolving Credit Commitment or (ii) the sum of the total Revolving Credit Exposure plus the total of the Competitive Loan Exposures exceeds 105% of the total Revolving Credit Commitments, the Borrowers will prepay the Loans which they have borrowed and/or the Borrowers for whom outstanding Letters of Credit were issued will cash collateralize such Letters of Credit in accordance with the provisions of Section 2.06(j), in such amounts as may be necessary to eliminate such excess (treating the cash collateralized portion of outstanding Letters of Credit, solely for purposes of the foregoing, as no longer being outstanding); prior to the elimination of such excess, no further Loan may be made and no new Letter of Credit may be issued if the result would be to increase the amount of such excess.

            (f) The relevant Borrower shall notify the Administrative Agent by telephone or telecopy (confirmed by telecopy promptly following any such telephonic notice) of any prepayment hereunder (i) in the case of prepayment of a Eurocurrency Borrowing, not later than 11:00 a.m., New York City time (or London time, in the case of Foreign Currency Borrowings), four Business Days before the date of prepayment, or (ii) in the case of prepayment of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date, the principal amount of each Borrowing or portion thereof to be prepaid and, in the case of a mandatory prepayment, a reasonably detailed calculation of the amount of such prepayment; provided that, if a notice of optional prepayment is given in connection with a conditional notice of termination of the Revolving Credit Commitments as contemplated by Section 2.09, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.09. Promptly following receipt of any such notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Borrowing shall be in an amount that would be permitted in the case of an advance of a Borrowing of the same Type as provided in Section 2.02, except as necessary to apply fully the required amount of a mandatory prepayment. Each prepayment of a Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing and shall be made in the applicable Currency. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.13.

            (g) In the event the amount of any mandatory prepayment required to be made on any date pursuant to this Section shall exceed the amount of the Loans of the relevant Borrowings that are ABR Borrowings or that have Interest Periods ending on such date (the amount of any such excess being called the "Excess Amount"), the relevant Borrower shall have the right,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          41
in lieu of making such prepayment in full, to prepay on such date all the outstanding ABR Loans and Loans having Interest Periods ending on such date within such Borrowings and to deposit an amount equal to the Excess Amount with the Administrative Agent in a cash collateral account maintained (pursuant to customary account documentation of the Administrative Agent approved by the Primary Borrower) by and in the sole dominion and control of the Administrative Agent, and otherwise subject to the terms of this paragraph (g). Any amounts so deposited shall be held by the Administrative Agent as collateral for the prepayment obligations of the relevant Borrower and applied to the prepayment of the Eurocurrency Loans being prepaid at the end of the current Interest Periods applicable thereto. On any Business Day on which (x) collected amounts remain on deposit in or to the credit of such cash collateral account after giving effect to the payments made on such date pursuant to this Section 2.11(g) and (y) the relevant Borrower shall have delivered to the Administrative Agent a written request or a telephonic request (which telephonic request shall be promptly confirmed by telecopy) that such remaining collected amounts be invested in the Permitted Investments specified in such request, the Administrative Agent shall use its reasonable efforts to invest such remaining collected amounts in such Permitted Investments; provided, however, that the Administrative Agent shall have continuous dominion and full control over any such investments (and over any interest that accrues thereon) to the same extent that it has dominion and control over such cash collateral account and no Permitted Investment shall mature after the end of the Interest Period for the Loans in respect of which it is to be applied. The depositing Borrower shall not have any right to withdraw any amount from such cash collateral account until the relevant Loans subject to prepayment hereunder and accrued interest thereon are paid in full, at which time the Administrative Agent shall, promptly upon the written request of the relevant depositing Borrower, release to such Borrower the amount due such Borrower from such cash collateral account, unless a Default or Event of Default then exists or would result from such release.

      SECTION 2.12      Fees.

            (a) The Primary Borrower agrees to pay to the Administrative Agent for the account of each Lender a facility fee, which shall accrue at the Applicable Rate on the daily amount of the unused Revolving Credit Commitment of such Lender during the period from and including the date of this Agreement to but excluding the date on which its entire Revolving Credit Commitment terminates. For purposes of computing the facility fee, outstanding Competitive Loans shall not reduce the amount of the unused Revolving Credit Commitment of any Lender. Accrued facility fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments are entirely terminated, commencing on the first such date to occur after the date hereof; provided that any facility fees accruing after the date on which the Revolving Credit Commitments terminate shall be payable on demand. All facility fees shall be paid in Dollars and computed on the basis of a year of three hundred sixty (360) days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

            (b) Each Borrower at whose request a Letter of Credit is issued agrees to pay (i) to the Administrative Agent for the account of each Lender a participation fee with respect to its participations in such Letter of Credit, which shall accrue at the Applicable Rate on the average

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          42
daily amount of such Lender's LC Exposure related to such Letter of Credit (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date on which such Lender's Revolving Credit Commitment terminates and the date on which such Lender ceases to have any LC Exposure related to such Letter of Credit, and (ii) to the Issuing Bank a fronting fee, which shall be paid in Dollars at the time the Letter of Credit is issued, at the rate of 1/8 of 1% on the face amount of the Letter of Credit, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the Effective Date; provided that all such fees shall be payable on the date on which the Revolving Credit Commitments terminate and any such fees accruing after the date on which the Revolving Credit Commitments terminate shall be payable on demand. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within ten (10) days after demand. All participation fees shall be computed on the basis of a year of three hundred sixty (360) days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day) in Dollars.

            (c) The Primary Borrower agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Primary Borrower and the Administrative Agent in a certain Fee Letter dated January 22, 1998 and as may hereafter be otherwise agreed between them.

            (d) All fees payable hereunder shall be paid in Dollars on the dates due, in immediately available funds, to the Administrative Agent (or to the Issuing Bank, in the case of fees payable to it) for distribution, in the case of facility fees and participation fees, to the Lenders. Fees paid shall be fully earned and shall not be refundable under any circumstances, except in the case of clerical error.

      SECTION 2.13.     Interest.

            (a) The Loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate.

            (b) The Loans comprising each Eurocurrency Borrowing shall bear interest (i) in the case of a Eurocurrency Revolving Loan, at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Rate, or (ii) in the case of a Eurocurrency Competitive Loan, at the LIBO Rate for the Interest Period in effect for such Borrowing plus (or minus, as applicable) the Margin applicable to such Loan.

            (c) Each Fixed Rate Loan shall bear interest at the Fixed Rate applicable to such Loan.

            (d) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by a Borrower hereunder is not paid when due, whether at stated

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          43
maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, two percent (2%) plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, two percent (2%) plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

            (e) Accrued interest on each Loan shall be payable, in the Currency in which such Loan was advanced, in arrears on each Interest Payment Date for such Loan and, in the case of Revolving Loans, upon termination of the Revolving Credit Commitments; provided that (i) interest accrued pursuant to paragraph (d) of this Section shall be payable on demand, and (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment.

            (f) Except for interest on Loans denominated in Irish Pounds, which shall be computed on the basis of a year of three hundred sixty-five (365) days, all interest hereunder shall be computed on the basis of a year of three hundred sixty (360) days; and in each case interest shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

      SECTION 2.14. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Eurocurrency Borrowing:

            (a) the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

            (b) the Administrative Agent is advised by the Required Lenders (or, in the case of a Eurocurrency Competitive Loan, the Lender that is required to make such Loan) that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period; or

            (c) in the case of a Borrowing of Foreign Currency Loans, the Administrative Agent determines (which determination shall be presumed correct absent manifest error) that deposits in the applicable Foreign Currency are not generally available, or cannot be obtained by the Lenders, in the London interbank market;

then the Administrative Agent shall give notice thereof to Primary Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies Primary Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Borrowing to, or continuation of any Borrowing as, a Eurocurrency Borrowing shall be ineffective, and any Eurocurrency Borrowing so requested to be continued shall, at the option of the Primary Borrower,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          44
be repaid on the last day of the then current Interest Period with respect thereto or shall be converted to an ABR Borrowing (with any Foreign Currency Borrowing being converted to a Borrowing denominated in Dollars at the Exchange Rate determined by the Administrative Agent in accordance with this Agreement) on the last day of the then current Interest Period with respect thereto, (ii) if any Borrowing Request requests a Eurocurrency Revolving Borrowing (other than a Borrowing of Foreign Currency Loans), such Borrowing shall be made as an ABR Borrowing and (iii) any request by any Borrower for a Eurocurrency Competitive Borrowing or a Borrowing of Foreign Currency Loans shall be ineffective; provided that if the circumstances giving rise to such notice do not affect all the Lenders, then requests for Eurocurrency Competitive Borrowings may be made to Lenders that are not affected thereby and, if the circumstances giving rise to such notice do not affect all applicable Currencies, then requests for Eurocurrency Borrowings may be made in the Currencies that are not affected thereby.

      SECTION 2.15.     Increased Costs.

            (a) If any Change in Law shall impose on any Lender or the London interbank market (or any other market in which the funding operations of such Lender shall be conducted with respect to any Foreign Currency) any condition affecting this Agreement or Eurocurrency Loans made by such Lender, and the result thereof shall be to increase the cost to such Lender of making or maintaining any Eurocurrency Loan or to reduce the amount of any sum received or receivable by such Lender in respect thereof by an amount reasonably deemed by such Lender to be material, then the Primary Borrower will pay or cause the applicable Borrower to pay to such Lender such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered.

            (b) If any Lender or the Issuing Bank reasonably determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's or the Issuing Bank's capital or on the capital of such Lender's or the Issuing Bank's holding company, if any, as a consequence of this Agreement or the Loans made by, or participations in Letters of Credit held by, such Lender, or the Letters of Credit issued by the Issuing Bank, to a level below that which such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company could have achieved but for such Change in Law (taking into consideration such Lender's or the Issuing Bank's policies and the policies of such Lender's or the Issuing Bank's holding company with respect to capital adequacy), then from time to time the Primary Borrower will pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company for any such reduction suffered.

            (c) A certificate of a Lender or the Issuing Bank setting forth the amount or amounts necessary to compensate such Lender or the Issuing Bank or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Primary Borrower. The Primary Borrower shall pay such Lender or the Issuing Bank, as the case may be, the amount shown as due on any such certificate within ten (10) days after receipt thereof.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          45

            (d) Failure or delay on the part of any Lender or the Issuing Bank to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's or the Issuing Bank's right to demand such compensation; provided that the Primary Borrower shall not be required to compensate a Lender or the Issuing Bank pursuant to this Section for any increased costs or reductions incurred more than sixty (60) days prior to the date that such Lender or the Issuing Bank, as the case may be, notifies the Primary Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's or the Issuing Bank's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the sixty (60) day period referred to above shall be extended to include the period of retroactive effect thereof.

            (e) Notwithstanding the foregoing provisions of this Section, a Lender shall not be entitled to compensation pursuant to this Section in respect of any Competitive Loan if the Change in Law that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.

            (f) Notwithstanding any other provision of this Agreement, if, after the date hereof, (i) any Change in Law shall make it unlawful for any Lender to make or maintain any Eurocurrency Loan or to give effect to its obligations as contemplated hereby with respect to any Eurocurrency Loan, or (ii) there shall have occurred any change in national or international financial, political or economic conditions (including the imposition of any change in exchange controls) or currency exchange rates which would make it impracticable for any Lender to make Loans denominated in the relevant Foreign Currency to, or for the account of, a Borrower, then, by written notice to the Primary Borrower and to the Administrative Agent:

                    (i) such Lender may declare that Eurocurrency Loans in the affected Currency or Currencies will not thereafter (for the duration of such unlawfulness) be made by such Lender hereunder or be continued for additional Interest Periods and ABR Loans will not thereafter (for such duration) be converted into Eurocurrency Loans if the affected Currency is Dollars, whereupon any request for a Eurocurrency Borrowing in the affected Currency or Currencies, or to convert an ABR Borrowing to a Eurocurrency Borrowing or to continue a Eurocurrency Borrowing in the affected Currency or Currencies, as the case may be, for an additional Interest Period shall, as to such Lender only, be deemed a request for an ABR Loan or a request to continue an ABR Loan as such or to convert a Eurocurrency Loan into an ABR Loan, as the case may be, unless such declaration shall be subsequently withdrawn; and

                    (ii)such Lender may require that all outstanding
            Eurocurrency Loans in the affected Currency or Currencies, made by it be converted to ABR Loans (at the then current U.S. Dollar Equivalent in the case of any conversion of Foreign Currency Loans), in which event all such Eurocurrency Loans (in the affected Currency or Currencies) shall be automatically converted to ABR Loans as of the effective date of such notice as provided in paragraph (g) below.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          46

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal that would otherwise have been applied to repay the Eurocurrency Loans that would have been made by such Lender or the converted Eurocurrency Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurocurrency Loans.

            (g) For purposes of this Section 2.15, a notice to the Primary Borrower by any Lender shall be effective as to each Eurocurrency Loan made by such Lender, if lawful, on the last day of the Interest Period currently applicable to such Eurocurrency Loan; in all other cases such notice shall be effective on the date of receipt by the Primary Borrower.

      SECTION 2.16. Break Funding Payments. In the event of (a) the payment of any principal of any Eurocurrency Loan or Fixed Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurocurrency Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.11(f) and is revoked in accordance therewith), (d) the failure to borrow any Competitive Loan after accepting the Competitive Bid to make such Loan, (e) the assignment of any Eurocurrency Loan or Fixed Rate Loan other than on the last day of the Interest Period applicable thereto as a result of a request by a Borrower pursuant to Section 2.19, or (f) the conversion of any Foreign Currency Loan to a Loan denominated in Dollars, required pursuant to
Section 2.14 or Section 2.15 then, in any such event, the Borrower involved shall compensate each Lender for the loss, cost and expense attributable to such event in the Currency in which the affected Loan is denominated, subject to the provisions of Section 2.20 (and in the case of any conversion of Foreign Currency Loans to Dollar denominated Loans, such loss, cost or expense shall also include any loss, cost or expense sustained by a Lender as a result of such conversion). In the case of a Eurocurrency Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over either (ii) in all cases set forth above, except for conversions described in clauses (b) or (f) above, the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for deposits in the Currency in which the affected Loan is denominated of a comparable amount and period from other banks in the London interbank market, or (iii) in the case of a conversion described in clause (b) or (f) above, the amount of interest which will accrue on such principal amount for such period as a result of the conversion. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to such Borrower and shall be conclusive absent manifest error. Such Borrower shall pay such Lender the amount shown as due on any such certificate within ten (10) days after receipt thereof.

      SECTION 2.17.     Taxes.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          47

            (a) Any and all payments by or on account of any obligation of any Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if any Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent, Lender or Issuing Bank (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and
(iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

            (b) In addition, the Borrowers shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

            (c) The Primary Borrower shall indemnify the Administrative Agent, each Lender and the Issuing Bank, within ten (10) days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent, such Lender or the Issuing Bank, as the case may be, on or with respect to any payment by or on account of any obligation of any Borrower hereunder or under any other Loan Documents (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to a Borrower by a Lender or the Issuing Bank, or by the Administrative Agent on its own behalf or on behalf of a Lender or the Issuing Bank, shall be conclusive absent manifest error.

            (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by any Borrower to a Governmental Authority, such Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

            (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which any Borrower is located, or in which any Loan is made, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to such Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by such Borrower as will permit such payments to be made without withholding or at a reduced rate.

      SECTION 2.18.     Payments Generally; Pro Rata Treatment; Sharing of
 Set-offs.

            (a) Except as may be specified by the Administrative Agent as it from time to time deems necessary or appropriate with respect to any Foreign Currency, each Borrower shall make each payment required to be made by it hereunder or under any other Loan Document (whether of principal, interest, fees or reimbursement of LC Disbursements, or of amounts payable under

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          48

Section 2.15, 2.16 or 2.17, or otherwise) prior to 12:00 noon, New York City or London time, depending on the required place of payment, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, except that (i) payments with respect to Loans made available to the Borrower in London pursuant to Section 2.07(a) shall be made to the Administrative Agent at its offices at Trinity Tower, 9 Thomas More Street, London, England, (ii) payments to be made directly to the Issuing Bank as expressly provided herein shall be so made, (iii) payments pursuant to Sections 2.15, 2.16, 2.17 and 9.03 shall be made directly to the Persons entitled thereto and (iv) payments pursuant to other Loan Documents shall be made as specified therein. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. Except as provided in Section 2.20, all payments under each Loan Document shall be made in the Currency as specified therein and in the absence of any specification, in Dollars (based, if necessary, on the U.S. Dollar Equivalent in effect on the date of payment).

            (b) If at any time insufficient funds of a Borrower are received by and available to the Administrative Agent to pay fully all amounts of principal, unreimbursed LC Disbursements, interest and fees then due from such Borrower hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due from such Borrower hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due from such Borrower to such parties, and (ii) second, towards payment of principal and unreimbursed LC Disbursements then due from such Borrower hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal and unreimbursed LC Disbursements then due from such Borrower to such parties.

            (c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Loans or participations in LC Disbursements resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Loans or participations in LC Disbursements and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Loans or participations in LC Disbursements of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Loans or participations in LC Disbursements; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrowers pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans or participations in

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          49

LC Disbursements to any assignee or participant, other than to the Primary Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). Each Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against such Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

            (d) Unless the Administrative Agent shall have received notice from a Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders or the Issuing Bank hereunder that such Borrower will not make such payment, the Administrative Agent may assume that such Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders or the Issuing Bank, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders or the Issuing Bank, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender or Issuing Bank with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, (i) in the case of a Borrowing in Dollars, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation and (ii) in the case of a Borrowing in a Foreign Currency, at a rate reasonably determined by the Administrative Agent to be the cost to it of funding such amount.

            (e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.06(d) or (e), 2.07(b) or 2.18(d), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

      SECTION 2.19.     Mitigation Obligations; Replacement of Lenders.

            (a) If any Lender requests compensation under Section 2.15, or if any Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or Affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.15 or 2.17, as the case may be, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Primary Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

            (b) If any Lender requests compensation under Section 2.15, or if a Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.17, or if any Lender defaults in its obligation to fund Loans

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          50
hereunder, then such Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement with respect to such Borrower (other than any outstanding Competitive Loans held by it) to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) such Borrower shall have received the prior written consent of the Administrative Agent (and, if a Commitment is being assigned, the Issuing Bank), which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans (other than Competitive Loans) and participations in LC Disbursements, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or such Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under
Section 2.15 or payments required to be made pursuant to Section 2.17, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling such Borrower to require such assignment and delegation cease to apply.

      SECTION 2.20.     European Economic and Monetary Union.

            (a) Definitions. In this Section 2.20 and in each other provision of this Agreement to which reference is made in this Section expressly or impliedly, the following terms have the meanings given to them in this Section:

                    "commencement of the third stage of EMU" means the date of commencement of the third stage of EMU (at the date of this Agreement expected to be January 1, 1999) or the date on which circumstances arise which (in the opinion of the Administrative Agent) have substantially the same effect and result in substantially the same consequences as commencement of the third stage of EMU, as contemplated by the Treaty on European Union;

                    "EMU" means economic and monetary union as contemplated in the Treaty on European Union;

                    "EMU legislation" means legislative measures of the European Council for the introduction of, changeover to or operation of a single or unified European currency (whether known as the euro or otherwise), being in part the implementation of the third stage of EMU;

                    "euro" means the single currency of participating member states of the European Union;

                    "euro unit" means the currency unit of the euro;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          51

                    "national currency unit" means the unit of currency (other than a euro unit) of a participating member state whose currency has been designated as a Foreign Currency pursuant to Section 9.15;

                    "participating member state" means each state so described in any EMU legislation; and

                    "Treaty on European Union" means the Treaty of Rome of March 25, 1957, as amended by the Single European Act 1986 and the Maastricht Treaty (which was signed at Maastricht on February 7, 1992, and came into force on November 1, 1993), as amended from time to time.

            (b) Effectiveness of Provisions. The provision of paragraphs (c) to
(k) below (inclusive) shall be effective at and from the commencement of the third stage of EMU, provided, that if and to the extent that any such provision relates to any state (or the Foreign Currency of such state) that is not a participating member state on the commencement of the third stage of EMU, such provision shall become effective in relation to such state (and the national currency unit of such state) at and from the date on which such state becomes a participating member state.

            (c) Redenomination and Alternative Currencies. Each obligation under this Agreement of a party to this Agreement which has been denominated in the national currency unit of a participating member state shall be redenominated into the euro unit in accordance with EMU legislation, provided, that if and to the extent that any EMU legislation provides that following the commencement of the third stage of EMU an amount denominated either in the euro or in the national currency unit of a participating member state and payable within that participating member state by crediting an account of the creditor can be paid by a debtor either in the euro unit or in that national currency unit, each party to the Agreement shall, subject to paragraphs (d) and (g) below, be entitled to pay or repay any such amount either in the euro unit or in such national currency unit.

            (d) Loans. Any new Loan denominated in the national currency unit of a participating member state shall be made in the euro unit.

            (e) Business Days. With respect to any amount denominated or to be denominated in the euro or a national currency unit, any reference to a "Business Day" shall be construed as a reference to a day (other than a Saturday or Sunday) on which banks are generally open for business in (i) London and New York City and (ii) Frankfurt am Main, Germany (or such principal financial center or centers in such participating member state or states as the Administrative Agent may from time to time nominate for this purpose).

            (f) Payments to the Administrative Agent. Sections 2.07 and 2.18 shall be construed so that, in relation to the payment of any amount of euro units or national currency units, such amount shall be made available to the Administrative Agent in immediately available, freely transferable, cleared funds to such account with such bank in Frankfurt am Main, Germany (or such other principal financial center in such participating member state as the Administrative Agent may

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          52
from time to time nominate for this purpose) as the Administrative Agent shall from time to time nominate for this purpose.

            (g) Payments by the Administrative Agent to the Lenders. Any amount payable by the Administrative Agent to the Lenders under this Agreement in a national currency unit shall be paid in the euro unit.

            (h) Payments by the Administrative Agent Generally. With respect to the payment of any amount denominated in the euro or in a national currency unit, the Administrative Agent shall not be liable to the Borrower or any of the Lenders in any way whatsoever for any delay, or the consequences of any delay, in the crediting to any account of any amount required by this Agreement to be paid by the Administrative Agent if the Administrative Agent shall have taken all relevant steps to achieve, on the date required by this Agreement, the payment of such amount in immediately available, freely transferable, cleared funds (in the euro unit or, as the case may be, in a national currency unit) to the account with the bank in the principal financial center in the participating member state which a Borrower or, as the case may be, any Lender shall have specified for such purpose. In this paragraph (h), "all relevant steps" means all such steps as may be prescribed from time to time by the regulations or operating procedures of such clearing or settlement system as the Administrative Agent may from time to time determine for the purpose of clearing or settling payments of the euro.

            (i) Basis of Accrual. If the basis of accrual of interest or fees expressed in this Agreement with respect to the national currency unit of any state that becomes a participating state shall be inconsistent with any convention or practice in the London interbank market [or, as the case may be, the Paris interbank market] for the basis of accrual of interest or fees in respect of the euro, such convention or practice shall replace such expressed basis effective as of and from the date on which such state becomes a participating member state; provided, that if any Loan in the national currency unit of such state is outstanding immediately prior to such date, such replacement shall take effect, with respect to such Loan, at the end of the then current Interest Period.

            (j) Rounding and Other Consequential Changes. Without prejudice and in addition to any method of conversion or rounding prescribed by any EMU legislation and without prejudice to the respective liabilities for indebtedness of a Borrower to the Lenders and the Lenders to the Borrowers under or pursuant to this Agreement:

                    (i) each reference in this Agreement to a minimum amount (or an integral multiple thereof) in a national currency unit to be paid to or by the Administrative Agent shall be replaced by a reference to such reasonably comparable and convenient amount (or an integral multiple thereof) in the euro unit as the Administrative Agent may from time to time specify; and


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          53

                    (ii) except as expressly provided in this Section, each provision of this Agreement shall be subject to such reasonable changes of construction as the Administrative Agent may from time to time specify to be necessary or appropriate to reflect the introduction of or changeover to the euro in participating member states.

            (k) Foreign Currency. If one or more national currency units has been designated as a Foreign Currency in Schedule 2.01, the euro shall constitute a Foreign Currency.

            (l) Increased Costs. The Borrower shall from time to time, at the request of the Administrative Agent, pay to the Administrative Agent for the account of each Lender or the Issuing Bank the amount of any cost or increased cost incurred by, or of any reduction in any amount payable to or in the effective return on its capital to, or of interest or other return foregone by, such Lender or the Issuing Bank or any holding company of such Lender or the issuing Bank as a consequence of this Agreement or the Loans and as a result of the introduction of, changeover to or operation of the euro in any participating member state. A certificate of a Lender or the Issuing Bank setting forth the amount or amounts reasonably deemed necessary to compensate such Lender or the Issuing Bank or its holding company, as the case may be, as specified in this paragraph shall be delivered to the Primary Borrower. The Primary Borrower shall pay such Lender or the Issuing Bank, as the case may be, the amount shown as due on any such certificate within ten (10) days after receipt thereof. Failure or delay on the part of any Lender or the Issuing Bank to demand compensation pursuant to this paragraph shall not constitute a waiver of such Lender's or the Issuing Bank's right to demand such compensation; provided that the Primary Borrower shall not be required to compensate a Lender or the Issuing Bank pursuant to this paragraph for any cost, increased costs or reductions incurred more than sixty (60) days prior to the date that such Lender or the Issuing Bank, as the case may be, notifies the Primary Borrower of the circumstances giving rise to such cost, increased costs or reductions and of such Lender's or the Issuing Bank's intention to claim compensation therefor; provided further that, if the circumstances giving rise to such costs, increased costs or reductions are retroactive, then the sixty (60) day period referred to above shall be extended to include the period of retroactive effect thereof. Notwithstanding the foregoing provisions of this paragraph, a Lender shall not be entitled to compensation pursuant to this paragraph in respect of any Competitive Loan if the circumstances that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.


                                      ARTICLE III

                 Representations, Warranties and Covenants of Borrower

      Primary Borrower represents, warrants and covenants, and each other Borrower severally represents, warrants and covenants, with respect to itself only, to the Lenders that:


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          54

      SECTION 3.01.     Existence, Ownership and Legal Power.

            (a) Each Borrower is an organization duly organized or incorporated, validly existing and, where relevant, in good standing, under the laws of the jurisdiction of its origination, as indicated on Schedule 3.01. At the Effective Date, each Borrower is duly qualified to do business and, where relevant, is in good standing, in all jurisdictions in which it owns substantial properties or in which it conducts substantial business or in which any of its activities make such qualification necessary, each of which jurisdictions is indicated on
Schedule 3.01, except in those jurisdictions in which failure to so qualify would not result in a material adverse impact on such Borrower's ability to conduct business or own properties. If, subsequent to the Effective Date, any Borrower does not qualify in any such jurisdictions to do business or to own properties, such Borrower shall give the Administrative Agent prompt written notice of such change in circumstances.

            (b) At the Effective Date, the Primary Borrower owns the interests in the Subsidiaries specified in Schedule 3.01 which is attached hereto and made a part hereof, each of which is duly organized or incorporated, validly existing and, where relevant, in good standing, under the laws of the states or countries of their organization and is duly qualified to do business in all jurisdictions in which each owns substantial properties or conducts substantial business or in which any of their activities make such qualification necessary, each of which jurisdictions is indicated on Schedule 3.01, except in those jurisdictions in which failure to so qualify would not result in a material adverse impact on such Subsidiary's ability to conduct business or own properties. If, subsequent to the Effective Date, any such Subsidiaries do not qualify in any such jurisdictions to do business or to own properties, the Primary Borrower shall give the Administrative Agent and the Lenders prompt written notice of such change in circumstances. At the Effective Date, the Primary Borrower's record and beneficial ownership, direct and indirect, of each Subsidiary is free from any material restriction, equity, security interest, or other lien.

            (c) Each Borrower and each Subsidiary has all requisite power and authority under the laws of the jurisdiction of its origination to carry on its business and to enter into and carry out the terms of this Agreement and the other Loan Documents to which it is a party.

      SECTION 3.02. Right to Act. None of the execution and delivery of this Agreement or the other Loan Documents, the consummation of Transactions contemplated by those documents, nor compliance with their terms and provisions will:

            (a) conflict with or result in a breach of any of the terms, conditions or provisions of the certificate of incorporation, by-laws, charter or other constitutional or organizational documents of any Borrower or any Subsidiary or any law or any regulation, order, writ, injunction or decree of any court or Governmental Authority, or any agreement or instrument to which any Borrower or any Subsidiary is a party or is subject or by which properties of any Borrower or any Subsidiary may be bound, except as described in Schedule 5.25;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          55

            (b) result in the creation or imposition of any Lien upon the property or assets of any Borrower or any Subsidiary, except for the Liens granted to the Lenders pursuant to this Agreement and the other Loan Documents;

            (c) require the consent of any Person other than as indicated in
Schedule 5.25 or in Subparagraph (d) of this Section 3.02; or

            (d) require any consent or approval of, registration or filing with, or any other action by any Governmental Authority, except such as have been obtained or made and are in full force and effect.

      SECTION 3.03. Approval by Necessary Organizational Action. The execution and delivery of this Agreement and the other Loan Documents, the making of the Borrowings contemplated or permitted by this Agreement, and the other Transactions have each been duly authorized by all necessary organizational action on the part of each Borrower and each Other Subsidiary executing same. The Agreement and the other Loan Documents have been duly and validly executed and delivered by each Borrower and each Other Subsidiary executing same and constitute the valid and legally binding agreements of each such Borrower and Other Subsidiary enforceable in accordance with their terms, except as may be limited by (a) bankruptcy, insolvency, or other laws of general application relating to or affecting the enforcement of creditors' rights and remedies generally and (b) where applicable, the exercise of judicial discretion in accordance with general principles of equity.

      SECTION 3.04.     Financial Statements.

            (a) At the Effective Date, each financial statement and all other related information theretofore furnished to the Administrative Agent and the Lenders by the Primary Borrower (i) have been prepared in accordance with GAAP consistently applied in the preparation of the Primary Borrower's and any Subsidiaries' previous financial statements and (ii) subject to the proviso contained in Section 3.15 regarding projected financial information, are true and complete, and fairly present the Primary Borrower's and any Subsidiaries' financial condition and results of operations as of the date of each statement or other information and for the respective period stated.

            (b) Except as set forth in Schedule 3.04, there has been no change that constitutes a Material Adverse Effect in the Primary Borrower's or any Subsidiary's financial condition, properties, business or operations, since March 27, 1998, the date of the Primary Borrower's most recent financial statements delivered to the Administrative Agent and the Lenders prior to the date of this Agreement.

            (c) The Primary Borrower has delivered to the Administrative Agent and the Lenders copies of its most recent annual and quarterly financial statements.

      SECTION 3.05. Litigation; Regulatory Compliance. Except as may be described in the opinions of counsel delivered pursuant to Section 4.01:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          56

            (a) At the Effective Date, there are no actions, suits or proceedings pending or threatened against or affecting any Borrower or any Subsidiary before any court or before any Governmental Authority which involve the possibility of any judgment or liability not covered in full by insurance or which could in one case or in the aggregate result in any Material Adverse Effect on the business, operations, property, assets or financial condition of the Primary Borrower or any of its Subsidiaries. If, subsequent to the Effective Date, there are any such actions, suits or proceedings pending or threatened against or affecting any Borrower or any Subsidiary, the Primary Borrower shall give the Administrative Agent and the Lenders prompt written notice of such actions, suits or proceedings.

            (b) Neither any Borrower nor any Subsidiaries are in default with respect to any order, writ, injunction or decree of any court, arbitrator or Governmental Authority with which such Borrower or Subsidiary is obligated to comply.

      SECTION 3.06.     Plan Compliance.  At the Effective Date:

            (a) Neither any Borrower nor any Subsidiary has incurred any material accumulated funding deficiency within the meaning of ERISA nor has any other ERISA Event occurred.

            (b) Neither the PBGC nor any other Governmental Authority has asserted that any Borrower or any Subsidiary has incurred any material liability in connection with any Plan nor has any Borrower or any Subsidiary incurred any such material liability.

            (c) No Lien has been attached and no Person has threatened to attach a Lien on any property of any Borrower or any Subsidiary as a result of any Borrower's or any Subsidiary's failure to comply with any act or regulations related to any Plan.

      SECTION 3.07. Title and Freedom from Liens. At the Effective Date, each Borrower and each Subsidiary has good, marketable and indefeasible title to all of its properties and assets, real and personal, free and clear of all Liens and encumbrances, except for the following:

            (a) in the case of real properties, easements, restrictions, exceptions, reservations or defects which, in the aggregate, do not interfere materially with the continued use of such properties for the purposes for which they are used and do not affect materially the value thereof;

            (b) pledges, deposits or stay or appeal bonds to secure obligations under workers' compensation laws or similar legislation or to secure performance in connection with bids, tenders and contracts (other than contracts for the payment of borrowed money) to which any Borrower or any Subsidiary is a party;

            (c) deposits to secure public or statutory obligations of any Borrower and any Subsidiaries or otherwise required by law or government regulations as a condition of transacting business or executing any right, privilege or license;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          57

            (d) materialmen's, mechanics', carriers', workers' or other like Liens arising in the ordinary course of business, or deposits of cash or United States obligations to obtain the release of such Liens;

            (e) Liens for taxes, assessments or governmental charges which are not delinquent or are being contested in good faith and against which adequate reserves have been provided; if any such amount is in excess of $100,000, Borrower will notify the Administrative Agent and the Lenders as soon as reasonably practicable;

            (f) mortgages, liens, security interests or encumbrances granted to the Lenders or as set out in Schedule 3.07 to this Agreement in existence as of the Effective Date.

      SECTION 3.08. Absence of Default. No Default or Event of Default has occurred and is continuing.

      SECTION 3.09. Existing Debts. On the Effective Date, no Borrower or Subsidiary has Indebtedness except for (a) trade credit incurred in the ordinary course of business and (b) other Indebtedness set forth in Schedule 3.09 to this Agreement.

      SECTION 3.10. Margin Stock. No Borrower or Subsidiary is engaged principally, or as one of its important activities, in the business of extending or arranging for the extension of credit for the purpose of purchasing or carrying "margin security" or "margin Stock" (as defined in Regulations G and U issued by the Board). No Borrower or Subsidiary owns or intends to carry or purchase any "margin security" or "margin Stock," except for stock of the Primary Borrower purchased by the Primary Borrower as permitted by Section 5.23. No Borrower or Subsidiary will use the proceeds of any Loan to purchase or carry (or refinance any borrowings the proceeds of which were used to purchase or carry) any "margin security" or "margin Stock," except for stock of the Primary Borrower purchased by the Primary Borrower as permitted by Section 5.23.

      SECTION 3.11. Compliance with Conditions Precedent. Each Borrower and each Subsidiary has (a) executed and delivered to the Administrative Agent and the Lenders the documents described in Section 4.01 hereto; (b) obtained and delivered to the Administrative Agent and the Lenders the Opinions of Counsel described in Section 4.01(b); and (c) otherwise complied with all other conditions hereto.

      SECTION 3.12. Relationship between Texas Sub, Alabama Sub and Primary Borrower. Texas Sub and Alabama Sub (each a Guarantor) are separately incorporated entities that operate independently from each other and from the Primary Borrower. As of the Effective Date, each such Guarantor utilizes certain accounting, management and other operational and organizational functions of the Primary Borrower for operational and organizational efficiency, as well as to assist in the preparation of tax returns on a consolidated basis. In the event these functions were no longer provided to such Guarantors by the Primary Borrower, such Guarantors would need to make the necessary adjustments in their operations and organizational functions. As of the Effective Date, the majority of the manufacturing and purchasing functions of such Guarantors are handled independently from the Primary Borrower, although some of these functions are occasionally

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          58
shared for efficiency or as special circumstances warrant. As of the Effective Date, the representations and warranties made by each of such Guarantors in its respective Guarantee required to be executed and delivered pursuant to Sections 4.01(f) and (g) are true and correct; the Primary Borrower requires the Loan and the Letter of Credit availability provided by this Agreement in order to continue to support the Intercompany Loans described in such Guarantees and to finance its own operations; and the Primary Borrower has determined that it is advantageous to the Primary Borrower and its Subsidiaries, including such Guarantors, for the Primary Borrower to concentrate the control of the cash and working capital needs of the Primary Borrower and its Subsidiaries in the management of the Primary Borrower.

      SECTION 3.13. Environmental Matters. Except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Primary Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

      SECTION 3.14. Taxes. Each of the Primary Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Primary Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

      SECTION 3.15. Disclosure. The Primary Borrower has disclosed to the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. None of the reports, financial statements, certificates or other information furnished by or on behalf of the Primary Borrower to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains, as of the date such material is furnished, any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Primary Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

      SECTION 3.16. Loan Documents. All of the representations and warranties contained in Security Agreements to be executed and delivered pursuant to Sections 4.01(h) through (j) are true and correct.

      SECTION 3.17. Labor Matters. Except as described in Schedule 3.17, as of the Effective Date, there are no strikes, lockouts or slowdowns against the Primary Borrower or any Subsidiary pending or, to the knowledge of the Primary Borrower, threatened. The hours worked

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          59
by and payments made to employees of the Primary Borrower and the Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters. All payments due from the Primary Borrower or any Subsidiary, or for which any claim may be made against the Primary Borrower or any Subsidiary, on account of wages and employee health and welfare insurance and other benefits, have been paid or accrued as a liability on the books of the Primary Borrower or such Subsidiary. The consummation of the Transactions will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Primary Borrower or any Subsidiary is bound.

      SECTION 3.18. Existing Letters of Credit. Schedule 3.18 describes all letters of credit outstanding on the date of this Agreement and as of the Effective Date and issued for the benefit of the Primary Borrower or any Subsidiary.

      SECTION 3.19. Investment and Holding Company Status. Neither the Primary Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

      SECTION 3.20. Locations of Assets. Each of the Primary Borrower, Texas Sub and Alabama Sub is, as of the Effective Date, engaged in business at the addresses listed on Schedule 3.20; and as of the Effective Date, the assets of each, and all of its records relating to such assets, are kept at the addresses indicated on such Schedule. As of the Effective Date, the inventory that is described on Schedule 3.20 as "Warehoused Inventory" is (i) located at the address or addresses indicated on such Schedule, (ii) is so located pursuant to agreements with the Primary Borrower attached as part of such Schedule, (iii) qualifies as "Warehoused Inventory" under the definition set forth in Section 1.01, (iv) has a book value as described in such Schedule and (v) is not covered by any "documents of title", as such term is defined in Section 1-201(15) of the Uniform Commercial Code of the State of New York.

      SECTION 3.21. Insurance Program. As of the Effective Date, the Borrower and its Subsidiaries maintain the insurance, with the insurance companies, described in Schedule 3.21.

      SECTION 3.22. Year 2000. Any reprogramming required to permit the proper functioning, in and following the year 2000, of (i) the Primary Borrower's and its Subsidiaries' computer systems and (ii) equipment containing embedded microchips (including systems and equipment supplied by others or with which Primary Borrower's or it Subsidiaries' systems interface) and the testing of all such systems and equipment, as so reprogrammed, will be completed without resulting in any Default or any Material Adverse Effect. Subject to the proviso contained in Section 3.15 regarding projected financial information, the cost to the Primary Borrower and its Subsidiaries of such reprogramming and testing and of the reasonably foreseeable consequences of year 2000 to the Primary Borrower and its Subsidiaries (including, without limitation, reprogramming errors and the failure of others who provide to the Primary Borrower or its Subsidiaries computer services, systems or equipment) will not result in a Default or a Material Adverse Effect. In the opinion of the management of the Primary Borrower, except

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          60
for such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Primary Borrower and its Subsidiaries are and, with ordinary course replacement, upgrading and maintenance, will continue for the term of this Agreement to be, sufficient to permit the Primary Borrower to conduct its business without Material Adverse Effect.


                                      ARTICLE IV

                                      Conditions

      SECTION 4.01. Effective Date. The obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

            (a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

            (b) The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective Date) of (i) Boylan, Brown, Code, Fowler, Vigdor & Wilson, counsel for the Primary Borrower, substantially in the form of Schedule 4.01(b), and covering such other matters relating to the Borrowers, this Agreement or the Transactions as the Required Lenders shall reasonably request, (ii) J. Mark Freeland, Esq., substantially in the form of Schedule 4.01(b-1), and covering such other matters relating to Texas Sub, this Agreement or the Transactions involving such Subsidiary as the Required Lenders shall reasonably request, and
(iii) counsel for Alabama Sub substantially in the form of Schedule 4.01 (b-2), and covering such other matters relating to each such Subsidiary, this Agreement or the Transactions involving such Subsidiary as the Required Lenders shall reasonably request. The Primary Borrower hereby requests such counsel to deliver such opinions.

            (c) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Primary Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02.

            (d) The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrowers hereunder.

            (e) The Administrative Agent shall have received, for each of the Primary Borrower, Texas Sub and Alabama Sub, a certificate of the Secretary for each such corporation with attached supporting documents as follows:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          61

                  (i) resolutions duly adopted by the Board of Directors of such corporation authorizing the execution, delivery and performance of this Agreement and/or of the other Loan Documents to which such corporation is a party, and of the Transactions;

                  (ii)  an incumbency certificate;

                  (iii) copy of the Certificate of Incorporation and By-laws and any amendments to either; and

                  (iv) certificate of good standing or similar subsistence certificate in the corporation's state of incorporation and in each state in which the corporation is qualified to do business.

            (f) The Administrative Agent shall have received the Guarantee in the form of Schedule 4.01(f) executed by Texas Sub, accompanied by the documentation required to be delivered pursuant thereto.

            (g) The Administrative Agent shall have received the Primary Guarantee in the form of Schedule 4.01(g) executed by Alabama Sub, and the Secondary Guarantee in the form of Schedule 4.01(g-1) executed by the Alabama Sub, along with accompanying documentation required to be delivered pursuant to each such Guarantee.

            (h) The Administrative Agent shall have received the Security Agreement in the form of Schedule 4.01(h) executed by The Primary Borrower, along with accompanying documentation required to be delivered pursuant thereto.

            (i) The Administrative Agent shall have received the General Security Agreement in the form of Schedule 4.01(i) executed by the Texas Sub, along with accompanying documentation required to be delivered pursuant thereto.

            (j) The Administrative Agent shall have received the General Security Agreement in the form of Schedule 4.01(i) executed by the Alabama Sub, and the Security Agreement, Including Fixtures, in the form of Schedule 4.01(j) executed by the Alabama Sub, along with accompanying documentation required to be delivered pursuant to each.

            (k) The Administrative Agent shall have received good standing, franchise tax, judgment and UCC searches in the State of New York with respect to the Primary Borrower, and in the State of Texas, with respect to the Primary Borrower and Texas Sub, and in the State of Alabama, with respect to Alabama Sub, [and in any other states in which assets are located as described in
Schedule 3.20] and the Administrative Agent shall have received such other appropriate searches as may be requested by the Lenders and related to the Security Agreements.

            (l) Except as permitted under Section 5.20, all Indebtedness of the Primary Borrower and its Subsidiaries (other than Indebtedness permitted pursuant to Section 5.20) described in Schedule 4.01(l) shall have been paid in full and all obligations thereunder and Liens

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          62
related thereto that are not permitted pursuant to Section 5.20 shall have been discharged, and the Agent shall have received satisfactory evidence of such repayment or discharge.

            (m) The Administrative Agent shall have received a Financial Officer's certificate setting forth a computation of the Leverage Ratio as of the end of the Fiscal Quarter ended December 26, 1997.

      The Administrative Agent shall notify the Primary Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.02) at or prior to 3:00 p.m., New York City time, on April 30, 1998 (and, in the event such conditions are not so satisfied or waived, the Commitments shall terminate at such time).

      SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing, and of the Issuing Bank to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

            (a) The representations and warranties of the Borrowers set forth in this Agreement shall be true and correct on and as of the date of such Borrowing or the date of issuance, amendment, renewal or extension of such Letter of Credit, as applicable, provided, that representations and warranties that are specifically made in this Agreement only as of the Effective Date must only have been true and correct as of the Effective Date, and shall not be deemed made as of any later date.

            (b) At the time of and immediately after giving effect to such Borrowing or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, no Default shall have occurred and be continuing.

Each Borrowing and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Borrowers on the date thereof as to the matters specified in paragraphs (a) and
(b) of this Section.


                                      ARTICLE V

                          Affirmative and Negative Covenants

      Until the Commitments have expired or been terminated in full and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, each Borrower covenants and agrees with the Lenders that:


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          63

      SECTION 5.01. Punctual Payment. Each Borrower will punctually pay or cause to be paid the principal and interest due in respect of each Borrowing made by it according to the terms hereof and each Borrower will punctually pay or cause to be paid the facility and other fees for which it is responsible pursuant to
Section 2.12 hereof. The Primary Borrower shall be jointly and severally liable for all debts, liabilities and obligations of all Borrowers hereunder.

      SECTION 5.02.     Financial Information.

            (a) The Primary Borrower will furnish to the Administrative Agent for delivery to each of the Lenders annually within ninety (90) days after and as at the close of each Fiscal Year its audited financial statements, including, without limitation, consolidated and consolidating balance sheets and statements of operations and earnings and changes in financial position, each examined and reported upon by an independent certified public accounting firm of national reputation, and the report of such accountants (i) shall not contain any qualification or disclaimer of opinion by reason of going concern or audit limitations imposed by the Primary Borrower and (ii) shall state that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Primary Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied.

            (b) The Primary Borrower will furnish to the Administrative Agent for delivery to each of the Lenders within forty-five (45) days after and as of the close of each Fiscal Quarter its financial statements, including, without limitation, consolidated and consolidating balance sheets and related statements of operations and earnings and changes in financial position of the Primary Borrower for the previous Fiscal Quarter and from the beginning of the Fiscal Year to the end of such Fiscal Quarter, together with comparisons to the previous year, if appropriate, certified by a Financial Officer as presenting fairly in all material respects the financial condition and results of operations of the Primary Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied.

            (c) The Primary Borrower will promptly furnish to the Administrative Agent, for delivery to the Lenders, upon their becoming available, copies of all regular and periodic financial reports, if any, which the Primary Borrower or any of its Subsidiaries shall file with the Securities and Exchange Commission or with any securities exchange.

            (d) The Primary Borrower will promptly furnish to the Administrative Agent, for delivery to the Lenders, upon their becoming available, copies of all prospectuses of the Primary Borrower and all reports, proxy statements and financial statements mailed by the Primary Borrower to its shareholders generally.

            (e) The Primary Borrower will promptly furnish to the Administrative Agent for delivery to each of the Lenders on a quarterly basis within sixty (60) days after and as at the close of each Fiscal Quarter a schedule of any outstanding standby or performance letters of credit issued to a third party beneficiary for the account of the Primary Borrower.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          64

            (f) The Primary Borrower will furnish to the Administrative Agent for delivery to each of the Lenders as soon as reasonably practicable with such further information regarding the Primary Borrower's and its Subsidiaries' business, condition, other credit sources, property, assets or operations, financial or otherwise, as the Administrative Agent, at the instruction of the Required Lenders, may from time to time reasonably request, all prepared in form and detail reasonably satisfactory to the Administrative Agent and the Lenders.

            (g) The Primary Borrower will at all times maintain true and complete records and books of account including, without limiting the generality of the foregoing, appropriate reserves for possible losses and liabilities, all in accordance with GAAP consistently applied.

            (h) Concurrently with any delivery of financial statements under clauses (a) and (b) above, the Primary Borrower will furnish to the Administrative Agent for delivery to each of the Lenders a certificate of a Financial Officer of the Primary Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Sections 5.15, 5.16, 5.17 and 5.18 and computation of the Applicable Rate, (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the latest audited financial statements supplied by the Primary Borrower to the Administrative Agent and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate,
(iv) if, during the period covered by such financial statements, any Subsidiary was a designated Affiliate Borrower, describing generally the use made by each Borrower of the Loans borrowed by it during the Fiscal Quarter covered by such financial statements and relating such use to the unused Revolving Credit Sublimit, as of the date of the financial statements with which such certificate is delivered, of each Affiliate Borrower in sufficient detail to demonstrate compliance with Section 2.01(b) (ii) as of such date, (v) setting forth the information required to be reported pursuant to Section 4.2 of each of the Security Agreements required to be executed and delivered by the Primary Borrower, Texas Sub and Alabama Sub pursuant to Sections 4.01 (h), (i) and (j), and certifying as to such Persons' compliance with Section 4.3.2 of each of such Security Agreements and (vi) a balance sheet of each of Texas Sub and Alabama Sub, as of the end of the most recent Fiscal Quarter, together with comparisons to the previous year, prepared on the same basis as the balance sheet of each such Subsidiary attached to its Guarantee executed pursuant to Section 4.01(f) or (g), as the case may be.

            (i) Concurrently with any delivery of financial statements under clause (a) above, the Primary Borrower will furnish to the Administrative Agent for delivery to each of the Lenders a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines).

      SECTION 5.03. Inspection of Borrowers' Property and Records. Each Borrower shall permit and the Primary Borrower shall cause any Subsidiary to permit, representatives of the Administrative Agent and the Lenders (a) to visit and inspect any of the properties of such Borrower or any Subsidiary, (b) to examine its or their corporate books and records, (c) to make extracts or copies of such books and records, and (d) to discuss its or their affairs, finances and accounts with

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          65
its or their officers or partners, as applicable. The foregoing may be done at any time within regular business hours upon one (1) Business Day's advance notice.

      SECTION 5.04.     Preservation of Borrowers' Existence and Business.

            (a) Each Borrower will preserve and keep in full force and effect such Borrower's existence, rights, licenses and franchises and, except as permitted under Section 5.11, the Primary Borrower will preserve and keep in full force and effect those of Texas Sub and Alabama Sub, and any other Subsidiaries which are necessary and material to the Primary Borrower's and Subsidiaries' operations taken as a whole.

            (b) No Borrower or Guarantor will make or permit to be made any material change in the character of its business or operations, as opposed to the method of conducting business.

      SECTION 5.05. Payment of Debts and Obligations. Each Borrower will duly pay and discharge, and the Primary Borrower will cause each of the Subsidiaries to pay and discharge, all (i) its or their material obligations when due and
(ii) Taxes, assessments and governmental charges of which it has or they have knowledge assessed against it or them or against its or their properties prior to the dates on which penalties are attached thereto, unless and to the extent only that such obligations, Taxes, assessments or charges are not material or shall be contested in good faith and by appropriate proceedings by it (with adequate book reserves in accordance with GAAP).

      SECTION 5.06. Insurance Coverage. The Primary Borrower will maintain, and cause any Subsidiaries to maintain, an adequate insurance program, with financially sound and reputable insurance companies, covering all such properties and risks as are customarily insured by, and in amounts not less than those customarily carried by, corporations engaged in similar business and similarly situated.

      SECTION 5.07. Litigation. The Primary Borrower will promptly notify the Administrative Agent and the Lenders in writing of the commencement of any single litigation involving claims by or against any Borrower or any Subsidiary in excess of Five Hundred Thousand Dollars ($500,000), or related litigations, which, when aggregated, involve such claims in excess of One Million Dollars ($1,000,000), to which any Borrower or any Subsidiary, is a party defendant or is a cross- or counter-defendant, except for litigation in which any Borrower's contingent liability is fully covered by insurance. The Primary Borrower will promptly notify the Administrative Agent and the Lenders in writing of any judgment against any Borrower or Subsidiary in excess of $500,000.

      SECTION 5.08. ERISA Compliance. (a) No Borrower subject to ERISA will incur any accumulated funding deficiency within the meaning of ERISA and the regulations thereunder, and no Borrower or Subsidiary maintaining or sponsoring a Plan that is not subject to ERISA will incur or permit an accumulated funding deficiency with respect to such Plan, to the extent that the amount of all such deficiencies together is equal to or greater than $500,000, or (b) incur any liability of comparable size to the Pension Benefit Guaranty Corporation; and the Primary Borrower will give prompt written notice to the Administrative Agent and each Lender of any ERISA Event.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          66

      SECTION 5.09. FLSA Compliance. Each Borrower will and the Primary Borrower will cause each Subsidiary to comply with the applicable provisions of the Fair Labor Standards Act of 1938, as amended, or any other applicable federal, state, local or foreign law dealing with such matters.

      SECTION 5.10. Compliance with All Laws, Etc. No Borrower will knowingly be, nor will the Primary Borrower permit any Subsidiary to knowingly be, in violation of any law or regulation, order, writ, injunction or decree of any court or Governmental Authority or in breach of any agreement or instrument to which any Borrower or any Subsidiary is subject or in default thereunder, which violation, breach or default could result in a Material Adverse Effect.

      SECTION 5.11. Mergers, Acquisitions, Bulk Sales and Reorganization. No Borrower will, nor will the Primary Borrower permit any Subsidiary to, enter into or be a party to any merger, consolidation or reorganization, or sell, transfer, convey, lease or otherwise dispose (in one transaction or a series of transactions) of all or substantially all of its assets or business, or of any of the shares of capital stock of any Affiliate Borrower or any Other Subsidiary; provided, however, that (i) any wholly-owned Subsidiary may be merged into the Primary Borrower; and (ii) any wholly-owned Other Subsidiary may liquidate into the Primary Borrower if the Primary Borrower determines in good faith that such liquidation is in the best interests of the Primary Borrower and is not materially disadvantageous to the Lenders; and (iii) the Primary Borrower may effect an Acceptable Acquisition permitted by Section 5.27; and (iv) the Primary Borrower and any of its Subsidiaries may dispose of assets as permitted pursuant to Section 5.26.

      SECTION 5.12.     Subsidiaries.

            (a) No Borrower will organize or cause to exist any Subsidiaries, except for the Subsidiaries listed in Schedule 3.01, unless each such new Subsidiary shall provide the Lenders and the Administrative Agent with a Guarantee of payment, and a Security Agreement securing such Guarantee, each in a form acceptable to the Required Lenders and the Administrative Agent, of the Facility Obligations.

            (b) With regard to any Subsidiaries created after the Effective Date, such Subsidiaries shall be duly organized, validly existing and in good standing under the laws of the states or countries of their organization and duly qualified to do business in all jurisdictions in which each owns substantial properties or conducts substantial business or in which any of their activities makes such qualification necessary except in those jurisdictions in which failure to so qualify would not result in a Material Adverse Effect. If any such Subsidiaries do not qualify in any such jurisdictions to do business or to own properties, Primary Borrower shall give the Administrative Agent and the Lenders prompt written notice of such circumstances.

      SECTION 5.13. Maintenance of Properties. Each Borrower will maintain and keep its properties in good condition, and from time to time make all repairs, renewals and replacements, to the extent necessary for the conduct of its business, and the Primary Borrower will cause the Subsidiaries to do the same.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          67

      SECTION 5.14. Notice to Lenders and Administrative Agent of Default. The Primary Borrower will immediately notify the Lenders and the Administrative Agent in writing with full details of the occurrence of a Default or an Event of Default or of any event which might cause a Material Adverse Effect.

      SECTION 5.15. Consolidated Total Indebtedness to Consolidated Tangible Net Worth. The Primary Borrower will not permit its Consolidated Total Indebtedness to be more than 175% of its Consolidated Tangible Net Worth at the end of any Fiscal Quarter.

      SECTION 5.16. Leverage Ratio The Primary Borrower shall not permit the Leverage Ratio as of the last day of any Fiscal Quarter to be greater than 3.0.

      SECTION 5.17. Interest Coverage. The Primary Borrower shall not permit the ratio of EBITDA to Consolidated Interest Expense to be less than 3.50 to 1.0 for each twelve month period ending on the last day of each Fiscal Quarter.

      SECTION 5.18. Consolidated Current Assets to Consolidated Total Indebtedness. The Primary Borrower will not permit its ratio of Consolidated Current Assets, less cash, to Consolidated Total Indebtedness to be less than
1.0 at the end of any Fiscal Quarter. For purposes of this Section, "Consolidated Current Assets" shall mean all assets of the Primary Borrower and its Consolidated Subsidiaries that are classified as current assets in accordance with GAAP and that appear on the consolidated balance sheet of the Primary Borrower.

      SECTION 5.19. Restrictions on Use of Proceeds. Each Borrower shall use the proceeds of Loans and Letters of Credit to fund capital expenditures, Acceptable Acquisitions, working capital and other general corporate expenditures, and for no other purposes. No proceeds of any of the Loans made pursuant to this Agreement shall be used, whether directly or indirectly, for any purpose that entails a violation of any of the regulations of the Board, including Regulations G, T, U and X.

      SECTION 5.20. Indebtedness. The Primary Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except Indebtedness created hereunder or pursuant hereto, and the following additional Indebtedness:

            (a) The Primary Borrower and its Subsidiaries together shall be permitted to borrow from time to time and to have outstanding aggregate principal Indebtedness for borrowed money that is not wholly or partially secured by any Lien, of up to $2,000,000 (using the Exchange Rate with respect to any Indebtedness denominated in a currency other than Dollars);

            (b) Up to an aggregate of $524,804 of additional Indebtedness for borrowed money owed by Texas Sub and Alabama Sub, as existing on the Effective Date and described in Section A of Schedule 3.09, and up to an aggregate of $223,731 of additional Indebtedness for borrowed money owed by the Primary Borrower, as existing on the Effective Date and described in Section A of
Schedule 3.09 as the Wayne county IDA Capitalized lease obligation, the NY JDA Mortgage note payable and the mortgage note payable to Lagana Associates, all of which

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          68

Indebtedness may be secured only by Liens as set forth on such Schedule; provided, that no such Indebtedness may be renewed or refinanced except by Borrowings pursuant to this Agreement and by borrowings permitted pursuant to
Section 5.20(a) above;

            (c) Additional Indebtedness owed by Texas Sub and Alabama Sub to the Primary Borrower, as existing on the Effective Date and described as Intercompany Loans in Section B of Schedule 3.09; provided, that (i) the Intercompany Loan of Texas Sub described in Section B of Schedule 3.09 as a long term mortgage may continue to be secured by a mortgage on real property owned by Texas Sub, as described in such Schedule, but such Indebtedness may not be renewed or refinanced except by Borrowings pursuant to this Agreement, by borrowings permitted pursuant to Section 5.20(a) above and by unsecured Intercompany Loans from the Primary Borrower, and (ii) there shall be no limit on the amount of unsecured Intercompany Loans owed to the Primary Borrower by either Texas Sub or Alabama Sub; and

            (d) Up to an aggregate additional Indebtedness not exceeding $3,000,000 at any time outstanding, consisting of reimbursement obligations related to letters of credit (other than Letters of Credit issued pursuant to this Agreement), issued by one or more of the Lenders, which Indebtedness may be secured pursuant to, and by the same collateral as is covered by, the Security Agreement signed by the Primary Borrower pursuant to Section 4.01(h) as long as
(i) the Lien(s) securing such reimbursement obligations shall be pari passu with the Lien(s) securing the Facility Obligations and (ii) such Lien(s) securing such reimbursement obligations may not be foreclosed prior to the commencement of foreclosure proceedings to enforce the Lien(s) pursuant to the Primary Borrower's Security Agreement.

      In computing all Dollar limitations relating to Indebtedness permitted pursuant to paragraphs (a) and (d), if any Indebtedness of the Primary Borrower or any Subsidiary is guaranteed by the Primary Borrower or another Subsidiary, as the case may be, the amount of the Indebtedness so guaranteed shall only be included as one Indebtedness.

      SECTION 5.21. Liens. No Borrower will, nor will the Primary Borrower permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

            (a)   Liens created pursuant to Security Agreements;

            (b)   Permitted Encumbrances; and

            (c) Liens securing Indebtedness, to the extent permitted pursuant to paragraphs (b), (c) and (d), of Section 5.20.

      Without limiting the foregoing, if, subsequent to the Effective Date, any Borrower or any Subsidiary shall grant or suffer to exist any Lien to a third party on any of its or their properties or assets in a single transaction or in related transactions in an amount in excess of Two Hundred

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          69

Fifty Thousand Dollars ($250,000.00), the Primary Borrower shall provide the Administrative Agent and the Lenders with written notice as soon as reasonably practicable.

      SECTION 5.22. Investments, Loans, Advances, Guarantees and Acquisitions. The Primary Borrower will not, and will not permit any of its Subsidiaries to, purchase, hold or acquire (including pursuant to any merger with any Person that was not a wholly owned Subsidiary prior to such merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

            (a) Permitted Investments and investments in existence on the date hereof and described on Schedule 5.22;

            (b) stock, obligations or securities received in settlement of debts (created in the ordinary course of business) owing to the Primary Borrower or any such Subsidiary; and

            (c)   any Acceptable Acquisition permitted by Section 5.27;

            (d) Guarantees constituting Indebtedness permitted by Section 5.20; and

            (e) loans, advances and equity investments made by the Primary Borrower to or in any of its Subsidiaries that have executed Guarantees of the Facility Obligations in form and substance satisfactory to the Lenders, provided that any such loans, advances and equity investments are made only in cash.

      SECTION 5.23. Restricted Payments. The Primary Borrower will not, and will not permit any of its Subsidiaries to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, except (a) the Primary Borrower may declare and pay dividends with respect to its capital stock payable solely in additional shares of its common stock, (b) wholly-owned Subsidiaries may declare and pay dividends to the Primary Borrower with respect to their capital stock, (c) the Primary Borrower may make Restricted Payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Primary Borrower that are described in Schedule 5.23, (d) as long as no Default exists and is continuing, or would be created thereby, the Primary Borrower may pay cash dividends with respect to its outstanding capital stock and may repurchase shares of its outstanding capital stock and (e) the Primary Borrower may issue to its shareholders rights to purchase shares of the Primary Borrower's preferred stock pursuant to IEC Electronics Corp. and ChaseMellon Shareholder Services, L.L.C., Rights Agent, Rights Agreement, a copy of which is included in Schedule 5.23.

      SECTION 5.24. Transactions with Affiliates. The Primary Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) for sales of inventory and equipment in the ordinary

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          70
course of business for cash, at prices and on terms and conditions not less favorable to the Primary Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties, and (b) any Restricted Payments permitted by Section 5.23, and (c) cash loans, advances and equity investments permitted under Section 5.22(e), and (d) sales of equipment and inventory from the Primary Borrower to its Subsidiaries, provided that all assets so transferred are sold at a price that is not less than the net value at which such assets are carried on the books of the Primary Borrower maintained for financial reporting purposes and that such price is paid either in cash or by an increase in the intercompany loans owed by such Subsidiary to the Primary Borrower and (e) sales of equipment and inventory from any Subsidiary to the Primary Borrower, provided that all assets so transferred are sold at a price that is not less than the net value at which such assets are carried on the books of the Subsidiary maintained for financial reporting purposes and that such price is paid either in cash or by an adjustment in any intercompany loans between such Subsidiary and the Primary Borrower, such that if the Subsidiary owes the Primary Borrower intercompany loans the loan balance shall be reduced, and if the Primary Borrower owes the Subsidiary intercompany loans, the loan balance shall be increased, by the amount of the purchase price.

      SECTION 5.25. Restrictive Agreements. The Primary Borrower will not, and will not permit any of its Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Primary Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets, or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its capital stock or to make or repay loans or advances to any Borrower or any other Subsidiary or to Guarantee Indebtedness of any Borrower or any other Subsidiary; provided that
(i) the foregoing shall not apply to restrictions and conditions imposed by law or by the Loan Documents, (ii) the foregoing shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 5.25 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of the foregoing shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause
(a) of the foregoing shall not apply to customary provisions in leases and other contracts restricting the assignment thereof.

      SECTION 5.26. Sale of Assets. The Primary Borrower will not sell, lease, assign, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, lease, assign, transfer or otherwise dispose of, any of its or their now owned or hereafter acquired assets (including, without limitation, shares of stock and indebtedness of such Subsidiaries, receivables and leasehold interests), except: (a) for inventory disposed of in the ordinary course of business; (b) for transactions with Affiliates permitted under Section 5.24; and
(c) for the sale or other disposition of assets to Persons other than Affiliates, provided that as of any date, no such disposition under this clause
(c) shall be permitted unless after giving effect to such disposition (i) the aggregate

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          71
value of all assets so disposed of subsequent to the date hereof will constitute less than 5% of Consolidated Tangible Net Worth as of the end of the Fiscal Year then most recently ended, and (ii) the assets so disposed of subsequent to the date hereof will have contributed less than 10% of the Consolidated Net Income of the Primary Borrower and its Consolidated Subsidiaries, for any of the three Fiscal Years then most recently ended.

      SECTION 5.27. Acquisitions. Without the prior written consent of the Required Lenders, the Primary Borrower will not, and will not permit any of its Subsidiaries to, make any Acquisition other than an Acceptable Acquisition.

      "Acceptable Acquisition" means any separate individual Acquisition which has been either (a) approved by the Board of Directors of the corporation, or the comparable or appropriate body of any other Person, which is the subject of such Acquisition or (b) recommended by such Board to the shareholders of such corporation, or by such other body to the equity holders of such other Person, and in each case (i) does not cause the aggregate cash consideration paid for all such Acquisitions made during any Fiscal Year to exceed $10,000,000, and
(ii) does not cause the aggregate value of all forms of consideration paid for all such Acquisitions made in such Fiscal Year to exceed $35,000,000, and (iii) is made under circumstances in which no Default or Event of Default will either exist or result therefrom, and in which pro forma financial statements including the Primary Borrower, its Subsidiaries and the Person and/or assets to be acquired, covering the most recent 12 month period for which financial statements are available and the twelve months following the Acquisition, would show that no Default or Event of Default will result from the Acquisition.

      "Acquisition" means any transaction pursuant to which the Primary Borrower or any of its Subsidiaries (a) acquires equity securities (or warrants, options or other rights to acquire such securities) of any Person other than the Primary Borrower or any Person which is not then a Subsidiary of the Primary Borrower, pursuant to a solicitation of tenders therefor, or in one or more negotiated block, market or other transactions not involving a tender offer, or a combination of any of the foregoing, or (b) makes any Person a Subsidiary of the Primary Borrower, or causes any such Person to be merged into the Primary Borrower or any of its Subsidiaries, in any case pursuant to a merger, purchase of assets or any reorganization providing for the delivery or issuance to the holders of such Person's then outstanding securities, in exchange for such securities, of cash or securities of the Primary Borrower or any of its Subsidiaries, or a combination thereof, or (c) purchases all or substantially all of the business or assets of any Person.

      SECTION 5.28 Certain Management Changes. If any individual holding the position of the Primary Borrower's Chairman, President and Chief Operating Officer or Chief Financial Officer for any reason resigns, is removed from office involuntarily, dies, is disabled for 90 days or more during any 12 month period, or otherwise ceases to hold any such position for any reason, the Primary Borrower will provide the Administrative Agent, for transmission to the Lenders, within 30 days after such occurrence, with a written plan for replacing such individual or for an alternative means of fulfilling the functions of such individual.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          72

      SECTION 5.29 Location of Assets. The assets of the Primary Borrower, Texas Sub and Alabama Sub shall be kept at their respective addresses described in
Schedule 3.20 and no such Person shall change the location of any such assets except in compliance with this Section, with Section 5.24 and with the Security Agreement executed by it. However, if any of the Primary Borrower, Texas Sub or Alabama Sub desires to warehouse inventory in one or more other locations for the purpose of maintaining a stock that qualifies as Warehoused Inventory, Primary Borrower, Texas Sub or Alabama sub shall be permitted to do so if either
(i) the Administrative Agent, as agent for the Lenders, has a first perfected Lien on such Warehoused Inventory pursuant to a Security Agreement, in form and substance satisfactory to the Lenders and the Administrative Agent, and the Lenders are otherwise satisfied with the terms and conditions of such Lien and the other documentation provided in connection therewith or (ii) with respect to any Warehoused Inventory located outside of the U.S. that is not subject to a first priority Lien meeting the conditions of clause (i) above, the book value of all such Warehoused Inventory of Primary Borrower, Texas Sub and Alabama Sub located at any single location outside the U.S. never exceeds $3,000,000, and the book value of all such Warehoused Inventory of Primary Borrower, Texas Sub and Alabama Sub at all locations never exceeds $6,000,000.

      SECTION 5.30 Intercompany Loans/Payments. The Primary Borrower agrees with the Lenders that (i) any payments made by either Alabama Sub or Texas Sub in reduction of its obligation under the Guarantee(s) executed by it pursuant to Sections 4.01(g) or (f), respectively, shall reduce Dollar for Dollar its obligation to the Primary Borrower for repayment of its Intercompany Loans referred to in its Guarantee(s) and (ii) the Primary Borrower will not demand, enforce or accept any payments on account of either such Subsidiary's Intercompany Loans at a time when such Subsidiary is insolvent or if such payments could reasonably be expected to render such Subsidiary insolvent, to leave it with unreasonably small capital for the business in which it is engaged and in which it intends to engage, or to leave it unable to pay its other Indebtedness as the same matures.



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          73

                                      ARTICLE VI

                                       Guarantee

      Without limitation of any obligation of any of the Borrowers or any rights of the Lenders hereunder, Primary Borrower (herein "Initial Guarantor") hereby unconditionally guarantees to the Lenders and the Administrative Agent the full, prompt and punctual payment when due of any and all Facility Obligations owed at any time by any of the Affiliate Borrowers.

      The Initial Guarantor agrees and understands that its obligations under this Article VI shall be unconditional, regardless of any circumstances which might constitute a legal or equitable discharge of a surety or guarantor and regardless of any law, rule, regulation, decree or order now or hereafter in effect in any jurisdiction purporting to affect in any manner any of the terms of the Facility Obligations or the rights of the Lenders or the Administrative Agent under this Article VI, and the Initial Guarantor expressly waives each of the foregoing. In furtherance, but not in limitation, of the foregoing, the liability of the Initial Guarantor under this Article VI shall be unconditional irrespective of the following:

            (i) The lack of genuineness, validity, regularity or enforceability of the Facility Obligations or of any debt, liability or obligation evidenced thereby or contained therein;

            (ii) Any extension of time of payment or renewal in whole or in part of any Facility Obligation;

            (iii) The failure of the Lenders or the Administrative Agent to obtain rights in any collateral or to perfect rights in any collateral which may now or hereafter secure payment of any Facility Obligation;

            (iv) Any exchange or release of, or compromise or settlement with respect to, any obligation or any collateral which may now or hereafter secure payment of any Facility Obligation;

            (v) Any change in or waiver of the time, manner or place of payment, or any other terms, of any Facility Obligation;

            (vi) The bankruptcy, insolvency, dissolution, reorganization, merger, consolidation, sale of assets, discharge in bankruptcy, adjustment or composition of debts, appointment of a trustee or receiver, or any other proceeding or event, with respect to any Borrower;

            (vii) The release of, or any compromise or settlement with, any Guarantor, endorser or other party, person or entity liable primarily or secondarily on any Facility Obligation;

            (viii)Any delay or lack of promptness or diligence by the Lenders or the Administrative Agent in enforcing the rights of the Lenders or the Administrative Agent under any Loan Document;

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          74

            (ix) The existence of any claim, set-off or other rights which any Borrower may have at any time against the Lenders or the Administrative Agent or other corporation or person, whether in connection herewith or by reason of any unrelated transactions, provided that nothing herein shall prevent the assertion of any such claim by separate suit or compulsory counterclaim;

            (x) Any claim of invalidity or unenforceability relating to or against any other Borrower or any Guarantor for any reason with respect to the Facility Obligations, or any provision of applicable law or regulation purporting to prohibit the payment by any other Borrower or any such Guarantor of any Facility Obligation; or

            (xi) Any other act or omission to act or delay of any kind by any Borrower, any Guarantor, the Lenders or the Administrative Agent or any other Person, or any other circumstance whatsoever which might, but for the provisions of this paragraph, constitute a legal or equitable discharge of any Guarantor's obligations under this Article VI.

      The Initial Guarantor agrees that if the Lenders or the Administrative Agent are ever required to repay all or any part of any amount or amounts received by the Lenders or the Administrative Agent in payment or on account of any Facility Obligation, by reason of any judgment, order or decree of any court or administrative body, or by reason of any settlement or compromise of any claim made upon the Lenders or the Administrative Agent to repay any such amount or amounts, then any such judgment, order, decree, settlement or compromise shall be binding upon Initial Guarantor notwithstanding any termination of this Agreement or the cancellation of any Facility Obligation; and the Initial Guarantor shall be and remain liable to the Lenders and the Administrative Agent under this Article VI for the amounts so repaid to the same extent as if such amounts had never originally been received by the Lenders or the Administrative Agent.

      The Lenders and the Administrative Agent may proceed to exercise any rights or remedies which the Lenders and the Administrative Agent may have under this Article VI without first pursuing or exhausting any other rights or remedies which the Lenders or the Administrative Agent may have against any Borrower, any collateral security for the payment of the Facility Obligations, or any other Guarantor or other person or entity.

      If a Borrower makes any payment pursuant to and under this Agreement, including without limitation this Article VI, such Borrower shall not exercise any right of subrogation or any right of contribution unless and until the Lenders and the Administrative Agent have received payment in full of the Facility Obligations.

      This Article VI is a continuing Guarantee and shall remain in force and effect until all of the Facility Obligations (including all expenses and reasonable attorneys' fees which may be incurred in enforcing any rights of the Lenders and the Administrative Agent under this Article VI) shall be paid or performed.

      Initial Guarantor hereby irrevocably waives notice of acceptance hereof, presentment, demand, protest and any notice not provided for herein.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          75

      All sums to the credit of Initial Guarantor and any property of Initial Guarantor in the possession of any Lender or the Administrative Agent at any time shall be deemed held by such Lender or the Administrative Agent as security for payment of the Facility Obligations and Initial Guarantor hereby grants to each Lender and the Administrative Agent the right, without notice to Initial Guarantor, to set off such sums against any obligations of Initial Guarantor hereunder.

      Initial Guarantor shall have no right of subrogation, reimbursement, indemnity or contribution from any Borrower (including another Initial Guarantor) unless and until all Facility Obligations shall have been paid in full.

                                      ARTICLE VII

                                   Events of Default

      If any of the following events ("Events of Default") shall occur:

            (a) any Borrower or any Guarantor shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for repayment thereof or otherwise, and such failure shall continue unremedied for a period of three (3) Business Days;

            (b) any Borrower or any Guarantor shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of five Business Days;

            (c) the Primary Borrower defaults in the performance of any covenant contained in Section 5.15, 5.16, 5.17 or 5.18 of this Agreement; or the Primary Borrower, Texas Sub or Alabama Sub, or any other Person, defaults in the performance of any covenant, or obligation contained in Section 4.3.1 of the Security Agreement to which it is a party; or the Primary Borrower, Texas Sub or Alabama Sub, or any other Person, defaults in the performance of any covenant or obligation contained in Section 4.1 of the Security Agreement to which it is a party, provided, that, with respect to the first such default only, the same shall not constitute an Event of Default until the expiration of five (5) days after written notice of such default shall have been rendered to the Primary Borrower by the Administrative Agent; or the Primary Borrower, Texas Sub or Alabama Sub, or any other Person, defaults in the performance of any covenant or obligation contained in Section 4.3.2, 4.4, 4.5, 4.6, 4.7, 4.10, 4.11, 4.12,
4.13 or 4.14 of the Security Agreement to which it is a party - and such Person does not remedy that default within a period of fifteen (15) days after its occurrence; or any representation or warranty made or deemed made by or on behalf of any Borrower in Sections 3.04, 3.07, 3.09, 3.12, 3.15 or 3.16 of this Agreement or in its Security Agreement, or by any Guarantor in its Guarantee, or by Texas Sub or Alabama Sub, or any other Person, in the Security Agreement to which it is a party, shall prove to have been incorrect or misleading in any material respect when made or deemed made;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          76

            (d) other than a default under clause (a), (b) or (c) of this Article, (i) any Borrower defaults in the performance of any covenant or obligation in this Agreement or in any other Loan Document, or (ii) or any representation or warranty made or deemed made by or on behalf of any Borrower or any Subsidiary in or in connection with this Agreement or any other Loan Document, or any amendment or modification hereof or thereof, or waiver hereunder or thereunder, or by any Borrower, any Subsidiary or any Guarantor in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect or misleading in any material respect when made or deemed made, or (iii) any Guarantor defaults in the performance of any covenant or obligation of a Guarantee- and such Borrower or Guarantor or Subsidiary, as the case may be, does not remedy that default within a period of thirty (30) days after written notice of such default shall have been rendered to the Primary Borrower by the Administrative Agent at the request of the Required Lenders;

            (e) any Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable; or any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause (e) shall not apply either (i) to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness or (ii) to non payment of liabilities incurred in the ordinary course of business that are properly classified as accounts payable in accordance with GAAP.

            (f) (i) any event occurs or condition exists which, with notice or lapse of time or both, would make any employee pension benefit plan of any Borrower, any Subsidiary or any Guarantor subject to termination under subsections (1), (2) and (3) of Section 4042(a) of ERISA, unless the Administrative Agent at the request of the Required Lenders has first given its prior written approval of such event or condition, which approval will not be unreasonably withheld, or (ii) any Borrower, any Subsidiary, any Guarantor or any of their respective plan administrators shall have received notice from the Pension Benefit Guaranty Corporation indicating that it has made a determination that an employee pension benefit plan of the Primary Borrower, any Subsidiary or any Guarantor is subject to termination under Section 4042(a)(4) of ERISA, or
(iii) any Borrower, any Subsidiary or any Guarantor is subject to employer's liability under Sections 4062, 4063, or 4064 or ERISA, in each case under ERISA as now or hereafter amended, or (iv) an ERISA Event shall otherwise have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect.

            (g) any Borrower, any Subsidiary or any Guarantor is generally not paying its debts, respectively, as they become due in the ordinary course of its business or shall admit in writing its inability to do so;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          77

            (h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, administration, winding-up, reorganization or other relief in respect of any Borrower, any Subsidiary or any Guarantor or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator, administrator, liquidator or similar official for any Borrower, any Subsidiary or any Guarantor or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for sixty (60) days or an order or decree approving or ordering any of the foregoing shall be entered;

            (i) any Borrower, any Subsidiary or any Guarantor shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, administration, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, administrator, trustee, custodian, sequestrator, conservator, liquidator or similar official for any Borrower, any Subsidiary or any Guarantor or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

            (j) the Borrower, any Subsidiary or any Guarantor shall become unable, to pay its debts as they become due;

            (k) one or more final judgments which when aggregated are in excess of Five Hundred Thousand Dollars ($500,000) or more at any one time outstanding are rendered against any Borrower, any Subsidiary or any Guarantor and are not satisfied, bonded, stayed or insured for a period of thirty (30) days thereafter, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of any Borrower, any Subsidiary or any Guarantor to enforce any such judgment;

            (l)   a Change in Control shall occur;

            (m) any of the Guarantees actually delivered pursuant hereto shall at any time not be in full force and effect and valid and binding with respect to the Guarantor under such Guarantee for any reason whatsoever, except where any such Guarantor has merged into the Primary Borrower or another Guarantor, or has been liquidated an dissolved, if permitted under Section 5.11.

            (n) any of the Security Agreements actually delivered pursuant hereto shall at any time not be in full force and effect and valid and binding with respect to the corporation executing same for any reason whatsoever, except where any such corporation has merged into the Primary Borrower or another Guarantor, or has been liquidated and dissolved, if permitted under Section 5.11.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          78
then, and in every such event (other than an event described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Primary Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of each Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by each Borrower and (iii) require the deposit of cash collateral pursuant to Section 2.06(j); and in case of any event with respect to any Borrower described in clause (h) or (i) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of each Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by each Borrower.


                                     ARTICLE VIII

                               The Administrative Agent

      Each of the Lenders and the Issuing Bank hereby irrevocably appoints the Administrative Agent as its agent hereunder and under the other Loan Documents and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof and thereof, together with such actions and powers as are reasonably incidental thereto.

      The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent. Such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with any Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder. The Administrative Agent may accept fees and other consideration from the Borrowers for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

      The Administrative Agent shall not have any duties or obligations except those expressly set forth herein and under the other Loan Documents. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02 or as otherwise specifically provided in the Loan Documents), and (c) except as expressly set forth herein, the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          79

Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to any Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02 or as otherwise specifically provided in the Loan Documents) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof, specifying that a Default exists and describing a such Default, is given to the Administrative Agent by the Primary Borrower or a Lender. In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative Agent shall (subject to Article VII) take such action with respect to such Default which is continuing, including the enforcement of any Lien securing the Facility Obligations, as shall be directed by the Required Lenders; provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may take such action, or refrain from taking such action, with respect to such Default and Lien as it shall deem advisable in the best interest of the Lenders; and provided further that the Administrative Agent shall not be required to take any such action which it determines to be contrary to law. The Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with this Agreement or any other Loan Document, (ii) the contents of any certificate, report or other document delivered hereunder or in connection herewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein or in any other Loan Document, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement or any other Loan Document, or any other related agreement, instrument or document, or for the perfection, priority or enforceability of any Lien securing the Loans, fees and other Facility Obligations or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

      The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone or by other means and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for any Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

      Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall have received further assurances (which may include cash collateral) of the indemnification obligations of the Lenders under Section 9.03(c) in respect of any and all liability and expense which may be incurred by it in the 90 days following receipt of any such assurances by reason of taking or continuing to take any such action.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          80

      The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

      Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders, the Issuing Bank and the Primary Borrower. In addition, the Administrative Agent may be removed for cause at any time by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right, in consultation with the Primary Borrower, to appoint a successor, which shall be a Lender. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation or has been removed, then the retiring Administrative Agent may, on behalf of the Lenders and the Issuing Bank, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrowers to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between all Borrowers and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and
Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

      Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, the other Loan Documents, and any related agreement or any document furnished hereunder or thereunder.

      None of the provisions of this Article VIII or of Section 9.03(c) shall inure to the benefit of any Borrower or anyone other than the Administrative Agent and the Lenders. Consequently, neither any Borrower or any other Person shall be entitled to rely upon such provisions or to raise as a defense, in any manner whatsoever, the failure of the Administrative Agent or any Lender to comply with such provisions.

                                      ARTICLE IX

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          81

                                    Miscellaneous

      SECTION 9.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy to the Administrative Agent, to each Borrower and to each Lender and its applicable lending office, at the address(es) set forth on its respective signature page to this Agreement.

      Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

      SECTION 9.02.     Waivers; Amendments.

            (a) No failure or delay by the Administrative Agent, the Issuing Bank or any Lender in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Issuing Bank and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by any Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph(b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether the Administrative Agent, any Lender or the Issuing Bank may have had notice or knowledge of such Default at the time.

            (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by each Borrower and the Required Lenders or by each Borrower and the Administrative Agent with the consent of the Required Lenders; provided that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent or the Issuing Bank hereunder without the prior written consent of the Administrative Agent or the Issuing Bank, as the case may be. The Guarantees (other than that contained in Article VI) and the Security Agreements may be waived, modified and amended as provided therein.

      SECTION 9.03.     Expenses; Indemnity; Damage Waiver.

            (a) Each Borrower shall be jointly and severally obligated to pay
(i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          82
of this Agreement, the other Loan Documents or any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder and (iii) all reasonable out-of-pocket expenses incurred by the Administrative Agent, the Issuing Bank or any Lender, including the reasonable fees, charges and disbursements of any counsel for the Administrative Agent, the Issuing Bank or any Lender, in connection with the enforcement or protection of its rights in connection with this Agreement and the other Loan Documents, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such reasonable out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

            (b) Each Borrower shall indemnify the Administrative Agent, the Issuing Bank and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement, the other Loan Documents or any other agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by any Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to any Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses resulted from the fraud, gross negligence or wilful misconduct of such Indemnitee.

            (c) To the extent that any Borrower fails to pay any amount required to be paid by it to the Administrative Agent or the Issuing Bank under paragraph
(a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent or the Issuing Bank, as the case may be, such Lender's share (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount; provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent or the Issuing Bank in its capacity as such. Each Lender's share of such unpaid amount shall be a fraction of such amount equal to the aggregate unpaid principal amount of all of such Lender's Loans at the time of determination, divided by the aggregate unpaid principal amount of all Loans at such time. Each Lender shall be entitled to be indemnified by each Borrower for any amounts paid to the Administrative Agent under this paragraph (c) pursuant to paragraph (b) of this Section.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          83

            (d) To the extent permitted by applicable law, no Borrower shall assert, and each Borrower hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement, any Loan Document or any other agreement or instrument contemplated hereby, the Transactions, any Loan or Letter of Credit or the use of the proceeds thereof.

            (e) All amounts due under this Section shall be payable promptly after written demand therefor.

      SECTION 9.04.     Successors and Assigns.

            (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto (except as provided in the last paragraph of Article VIII) and their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit), except that no Borrower may assign or otherwise transfer any of its rights or obligations hereunder or under any other Loan Document without the prior written consent of each Lender (and any attempted assignment or transfer by a Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby, including any Affiliate of the Issuing Bank that issues any Letter of Credit and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent, the Issuing Bank and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

            (b) Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement or under any other Loan Document (including all or a portion of its Commitment and the Loans at the time owing to it); provided that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, each of the Primary Borrower and the Administrative Agent (and, in the case of an assignment of all or a portion of a Commitment or any Lender's obligations in respect of its LC Exposure, the Issuing Bank) must give their prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) except in the case of an assignment to a Lender or an Affiliate of a Lender or an assignment of the entire remaining amount of the assigning Lender's Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless each of the Primary Borrower and the Administrative Agent otherwise consent, (iii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement and the other Loan Documents, except that this clause (iii) shall not apply to rights in respect of outstanding Competitive Loans, (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500 for each assignment, and (v) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and provided further that any consent of the Primary Borrower otherwise required under this paragraph shall not be required if an Event of Default has

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          84
occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.15, 2.16, 2.17 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

            (c) The Administrative Agent, acting for this purpose as an agent of the Primary Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and Borrowers, the Administrative Agent, the Issuing Bank and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrowers, the Issuing Bank and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

            (d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph
(b) of this Section, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

            (e) Any Lender may, without the consent of any Borrower, the Administrative Agent or the Issuing Bank, sell participations to one or more banks or other entities (a "Participant") in all or a portion of such Lender's rights and obligations under this Agreement and the other Loan Documents (including all or a portion of its Commitment and the Loans owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) each Borrower, the Administrative Agent, the Issuing Bank and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          85
the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such Participant. Subject to paragraph (f) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.15, 2.16 and 2.17 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.18(c) as though it were a Lender.

            (f) A Participant shall not be entitled to receive any greater payment under Section 2.15 or 2.17 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Primary Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.17 unless the Primary Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Primary Borrower, to comply with Section 2.17(e) as though it were a Lender.

            (g) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

      SECTION 9.05. Survival. All covenants, agreements, representations and warranties made by each Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, the Issuing Bank or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated. The provisions of Sections 2.15, 2.16, 2.17 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitments or the termination of this Agreement or any provision hereof.

      SECTION 9.06. Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          86
to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns (except as provided in the last paragraph of Article VIII). Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

      SECTION 9.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

      SECTION 9.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of any Borrower against any of and all the obligations of such Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

      SECTION 9.09.     Governing Law; Jurisdiction; Consent to Service of
Process.

            (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York applicable to contracts made and to be performed in such state, without regard to conflict of laws principles.

            (b) Each Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in Monroe County and of the United States District Court for the Western District of New York sitting in Monroe County, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent, the Issuing Bank or any Lender may otherwise have to bring any action or proceeding relating to this Agreement against any Borrower or its properties in the courts of any jurisdiction.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          87

            (c) Each Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

      SECTION 9.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

      SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

      SECTION 9.12. Confidentiality. Each of the Administrative Agent, the Issuing Bank and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder,
(f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Primary Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis from a source other than any Borrower. For the purposes of this Section, "Information" means all information received from any Borrower relating to any Borrower or its business, other than any such information that is available to the Administrative Agent, the Issuing Bank or any Lender on a nonconfidential basis prior to disclosure by such Borrower; provided that, in the case of information received from a Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          88
to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

      SECTION 9.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

      SECTION 9.14. Judgment Currency. (a) If, for the purpose of obtaining judgment in any court, it is necessary to convert a sum owing hereunder in one currency into another currency, each party hereto agrees, to the fullest extent that it may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures in the relevant jurisdiction the first currency could be purchased with such other currency on the Business Day immediately preceding the day on which final judgment is given.

            (b) The obligations of any Borrower in respect of any sum due to any party hereto or any holder of the obligations owing hereunder (the "Applicable Creditor") shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than the currency in which such sum is stated to be due hereunder (the "Agreement Currency"), be discharged only to the extent that, on the Business Day following receipt by the Applicable Creditor of any sum adjudged to be so due in the Judgment Currency, the Applicable Creditor may in accordance with normal banking procedures in the relevant jurisdiction purchase the Agreement Currency with the Judgment Currency; if the amount of the Agreement Currency so purchased is less than the sum originally due to the Applicable Creditor in the Agreement Currency, such Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Applicable Creditor against such loss. The obligations of the Borrowers contained in this Section 9.14 shall survive the termination of this Agreement and the payment of all other amounts owing hereunder.

      SECTION 9.15. Affiliate Borrowers/Foreign Currencies The parties may designate one or more Subsidiaries of the Primary Borrower as Affiliate Borrowers, and/or designate one or more additional Foreign Currencies, by executing one or more amendments to this Agreement which provide for amending
Schedule 2.01 and such other provisions, and for such additional Loan Documents and other documents, as the parties may agree.

      SECTION 9.16. Insurance Program. The Lenders and the Administrative Agent agree that the insurance program described in Schedule 3.21 meets the requirements of Section 5.06.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          89

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

Address for Notices:                IEC ELECTRONICS CORP.

105 Norton Street
Newark, New York 14513              By _________________________
Telephone:  (315) 332-4205          Name:  Diana R. Kurty
Facsimile:    (315) 331-8186        Title:  Vice President of Finance and
                             Chief Financial Officer

cc:  Boylan, Brown, Code Fowler,
       Vigdor & Wilson, LLP
       2400 Chase Square
       Rochester, New York  14604
       Attn:  Justin Vigdor

SEPARATE SIGNATURE PAGE FOR EACH LENDER, TO FOLLOW ON PAGES ___ THROUGH
---.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          90

                                    THE CHASE MANHATTAN BANK,
                                      as Administrative Agent,


                                    By __________________________
                                    Name:
                                    Title:

                                    Address for Notices:
                                    One Chase Plaza
                    Loan and Agency Service Group - 8th Floor
                               New York, NY 10081
                                Attn: Jesus Sang

                                    Telephone: (212) 552-7916
                                    Facsimile: (212) 552-5662




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          91

                                    THE CHASE MANHATTAN BANK


                                    By _________________________
                                    Name
                                    Title:


                     Lending Office and Address for Notices

                                    One Chase Square, 9th Floor
                                    Rochester, New York  14643
                      Attn: Gail G. Fiorini, Vice President

                                    Telephone:  (716) 258-5439
                                    Facsimile:    (716) 258-7604

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          92

                                    MARINE MIDLAND BANK



                                    By __________________________
                                    Name:
                                    Title:

                     Lending Office and Address for Notices
                                    ==================================
                                    ==================================

                                    Telephone:
                                    Facsimile:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          93

                                    KEYBANK NATIONAL ASSOCIATION



                                    By __________________________
                                    Name:
                                    Title:

                     Lending Office and Address for Notices
                                    ==================================
                                    ==================================

                                    Telephone:
                                    Facsimile:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          94

                                    SCHEDULE 1.01A

                                      [FORM OF]
                              Assignment and Acceptance


      Reference is made to the Credit Agreement dated as of [May ___, 1998] (as amended and in effect on the date hereof, the "Credit Agreement"), among [ ], the Lenders named therein and The Chase Manhattan Bank, as Administrative Agent for the Lenders. Terms defined in the Credit Agreement are used herein with the same meanings.

      The Assignor named on the reverse hereof hereby sells and assigns, without recourse, to the Assignee named on the reverse hereof, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Assignment Date set forth on the reverse hereof, (i) the interests set forth on the reverse hereof (the "Assigned Interest") in the Assignor's rights and obligations under the Credit Agreement, including, without limitation, the interests set forth on the reverse hereof in the Commitment of the Assignor on the Assignment Date and in Competitive Loans and Revolving Loans owing to the Assignor which are outstanding on the Assignment Date, together with the participations in Letters of Credit and LC Disbursements held by the Assignor on the Assignment Date, but excluding accrued interest and fees to and excluding the Assignment Date; and (ii) Assignor's rights under the Security Agreements and under any Guarantees with respect to the Facility Obligations, to the extent that such rights secure or guarantee the Assigned Interest. The Assignee hereby acknowledges receipt of a copy of the Credit Agreement. From and after the Assignment Date (i) the Assignee shall be a party to and be bound by the provisions of the Credit Agreement and, to the extent of the Assigned Interest, have the rights and obligations of a Lender thereunder, (ii) the Assignor shall, to the extent of the Assigned Interest, relinquish its rights and be released from its obligations under the Credit Agreement, and (iii) the Assignee shall be entitled to the benefits of the Security Agreements and any Guarantees with respect to the Facility Obligations, to the extent that such rights secure or guarantee the Assigned Interest.

      This Assignment and Acceptance is being delivered to the Administrative Agent together with (i) if the Assignee is a Foreign Lender, any documentation required to be delivered by the Assignee pursuant to Section 2.17(e) of the Credit Agreement, duly completed and executed by the Assignee, and (ii) if the Assignee is not already a Lender under the Credit Agreement, an Administrative Questionnaire in the form supplied by the Administrative Agent, duly completed by the Assignee. The [Assignee/Assignor] shall pay the fee payable to the Administrative Agent pursuant to Section 9.04(b) of the Credit Agreement.

      This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of New York.

Date of Assignment:

Legal Name of Assignor:

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          95

Legal Name of Assignee:

Assignee's Address for Notices:

Effective Date of Assignment
("Assignment Date"):


                             Percentage Assigned of
                            Facility/Commitment (set
                              forth, to at least 8
                           Principal Amount       decimals, as a
                           Assigned (and          percentage of the
                           identifying informationFacility and the
                           as to individual       aggregate Commitments
                           Competitive Loans)     of all Lenders
Facility                                          thereunder)
--------                                          -----------
Revolving Credit           $                                              %
Commitment Assigned:




Revolving Loans:
Competitive Loans:
========================== ====================== =========================

The terms set forth above and on the reverse side hereof are hereby agreed to:


                              [Name of Assignor]   , as Assignor


                              By ______________________________
                                    Name:
                                    Title:





                              [Name of Assignee]   , as Assignee

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          96

                              By: ______________________________
                                    Name:
                                    Title:


The undersigned hereby consent to the within assignment:


[Name of Borrower],                       The Chase Manhattan Bank,
                            as Administrative Agent,


By: ______________________                By: __________________________
      Name:                                     Name:
      Title:                                    Title:



                            The Chase Manhattan Bank,
                                            as Issuing Bank


                                          By: ___________________________
                                                Name:
                                                Title:



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          97

                                    SCHEDULE 2.01

                                     Commitments


1.    REVOLVING CREDIT COMMITMENTS, EXPRESSED IN DOLLARS



                      Lender                          Revolving
                                     Credit
                                   Commitment

The Chase Manhattan Bank                           $    27,500,000
Marine Midland Bank                                $    25,000,000
                                                   ===============
KeyBank, National Association                      $    12,500,000
                                                   ===============
Totals                                             $    65,000,000


2.    Affiliate Borrowers and Revolving Credit Sublimits          None

3.    Foreign Currencies

                  Currency                Available in London
                  Irish Pounds                  Yes



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          98

                                    SCHEDULE 3.01

                Borrower and Subsidiaries Existence and Qualification




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                          99

                                    SCHEDULE 3.04

                     Material Adverse Effect Since March 27, 1998


                                         NONE



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         100

                                    SCHEDULE 3.07

                 Mortgages, Liens, Security Interests or Encumbrances





A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         101

                                    SCHEDULE 3.09

                                    Existing Debts


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         102

                                    SCHEDULE 3.17

                    Labor Matters: Strikes, Lockouts, or Slowdowns


                                         NONE






A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         103

                                    SCHEDULE 3.18

                              Existing Letters of Credit


                                         NONE

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         104

                                    SCHEDULE 3.20

                                 Locations of Assets


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         105

                                     SCHEDULE 3.21

                                   Insurance Program

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         106

                                   SCHEDULE 4.01(b)

                          Opinion of Primary Borrower Counsel

                    (Letterhead of counsel to the Primary Borrower)


                                    [Closing Date]





The Chase Manhattan Bank, as Administrative Agent
One Chase Square
Rochester, New York 14643
Attn:  Gail Fiorini, Vice President

And to the Lenders listed on Schedule A attached

Ladies and Gentlemen:

      We have acted as counsel to IEC Electronics Corp. (the "Primary Borrower") in connection with the execution and delivery of that certain Credit Agreement (the "Credit Agreement") dated as of [ ] among the Primary Borrower, the Lenders signatory thereto and The Chase Manhattan Bank, as Administrative Agent. Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement or any agreement delivered thereunder shall have the meanings assigned to them therein.

      In connection with this opinion, we have examined executed copies of the Loan Documents and such other documents, records, agreements and certificates as we have deemed appropriate. We have also reviewed such matters of law as we have considered relevant for the purpose of this opinion.

      Based upon the foregoing, we are of the opinion that:

      1. The Primary Borrower and each of its Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required.

      2. The execution, delivery and performance by each of the Primary Borrower, Texas Sub and Alabama Sub of the Loan Documents to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         107
stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Primary Borrower or any of its Subsidiaries or Affiliates;
(d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Primary Borrower is a party or by which it or its properties may be bound or affected; (e) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by the Primary Borrower or any of its Subsidiaries, other than Liens created pursuant to the Security Agreements; or (f) cause the Primary Borrower (or any Subsidiary or Affiliate, as the case may be) to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

      3. Each Facility Document executed by the Primary Borrower is a legal, valid and binding obligation of the Primary Borrower, enforceable against the Primary Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally.

      4. To the best of our knowledge (after due inquiry), there are no pending or threatened actions, suits or proceedings against or affecting the Primary Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator, which may, in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties or business of the Primary Borrower or of any such Subsidiary or the ability of the Primary Borrower or any Subsidiary to perform its obligations under the Loan Documents.

      5. Pursuant to the Primary Borrower's Security Agreement, a security interest has attached in all right, title and interest of the Primary Borrower in the Collateral, as defined therein. Such security interest will be perfected as to all right, title and interest of the Primary Borrower in Collateral located in New York State, upon, and to the extent that perfection may be obtained by, the filing of financing statements under Article 9 of the New York Commercial Code.

                                    Very truly yours,





A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         108

                                  SCHEDULE 4.01(b-1)

                           Opinion of Counsel for Texas Sub

                       (Letterhead of counsel to the Texas Sub)


                                    [Closing Date]





The Chase Manhattan Bank, as Administrative Agent
One Chase Square
Rochester, New York 14643
Attn:  _________________

And to the Lenders listed on Schedule A attached

Ladies and Gentlemen:

      We have acted as counsel to (a) IEC Electronics Corp. (the "Primary Borrower") in connection with its execution and delivery of that certain Security Agreement (the "IEC Security Agreement") pursuant to Section 4.01 (h) of the Credit Agreement (the "Credit Agreement") dated as of [ ] among the Primary Borrower, the Lenders signatory thereto and The Chase Manhattan Bank, as Administrative Agent; and (b) IEC Electronics - Edinburg, Texas, Inc. ("Texas Sub") in connection with the execution and delivery of the Guarantee executed by it pursuant to Section 4.01 (f) of the Credit Agreement (the "Texas Sub Guarantee") and the Security Agreement executed by it pursuant to Section 4.01
(i) of the Credit Agreement (the "Texas Sub Security Agreement"). The IEC Security Agreement, the Texas Sub Guarantee and the Texas Sub Security Agreement are hereinafter referred to as the "Facility Documents". Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement shall have the meanings assigned to them therein.

      In connection with this opinion, we have examined executed copies of the Facility Documents and the Credit Agreement and such other documents, records, agreements and certificates as we have deemed appropriate. We have also reviewed such matters of law as we have considered relevant for the purpose of this opinion.

      Based upon the foregoing, we are of the opinion that:

      1. Texas Sub is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Texas, has the corporate power and authority to own its assets and to

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         109
transact the business in which it is now engaged or proposed to be engaged. Primary Borrower is duly qualified as a foreign corporation in good standing under the laws of the State of Texas.

      2. The execution, delivery and performance by the Texas Sub of the Facility Documents to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Texas Sub; (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Texas Sub is a party or by which it or its properties may be bound or affected; (e) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by the Texas Sub, other than Liens created pursuant to the Texas Sub Security Agreement; or
(f) cause the Texas Sub to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

      3. The execution, delivery and performance by the Primary Borrower of the IEC Security Agreement do not and will not violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation of the State of Texas, or any order, writ, judgment, injunction, decree, determination or award presently in effect in the State of Texas and applicable to the Primary Borrower.

      4. Each Facility Document executed by Texas Sub is a legal, valid and binding obligation of the Texas Sub, enforceable against the Texas Sub in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally.

      5. Pursuant to the Texas Sub Security Agreement, a security interest in favor of the Administrative Agent and the Lenders has attached in all right, title and interest of the Texas Sub in the Collateral, as defined therein. Such security interest will be perfected as to all right title and interest of the Texas Sub in Collateral located in the State of Texas, upon and to the extent that perfection may be obtained by the filing of financing statements under
Article 9 of the Texas Commercial Code.

                                    Very truly yours,




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         110

                                  SCHEDULE 4.01(b-2)

                          Opinion of Counsel for Alabama Sub

                      (Letterhead of counsel to the Alabama Sub)


                                    [Closing Date]





The Chase Manhattan Bank, as Administrative Agent
One Chase Square
Rochester, New York 14643
Attn:  _________________

And to the Lenders listed on Schedule A attached

Ladies and Gentlemen:

      We have acted as counsel to IEC Arab, Alabama, Inc. ("Alabama Sub") in connection with the execution and delivery of the Guarantee executed by it pursuant to Section 4.01 (g) of the Credit Agreement (the "Credit Agreement") dated as of [ ] among the Primary Borrower, the Lenders signatory thereto and The Chase Manhattan Bank, as Administrative Agent, (the "Alabama Sub Guarantee") and the Security Agreement executed by it pursuant to Section 4.01 (j) of the Credit Agreement (the "Alabama Sub Security Agreement"). The Alabama Sub Guarantee and the Alabama Sub Security Agreement are hereinafter referred to as the "Facility Documents". Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement shall have the meanings assigned to them therein.

      In connection with this opinion, we have examined executed copies of the Facility Documents and the Credit Agreement and such other documents, records, agreements and certificates as we have deemed appropriate. We have also reviewed such matters of law as we have considered relevant for the purpose of this opinion.

      Based upon the foregoing, we are of the opinion that:

      1. Alabama Sub is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Alabama, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged. Primary Borrower is duly qualified as a foreign corporation in good standing under the laws of the State of Alabama.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         111

      2. The execution, delivery and performance by the Alabama Sub of the Facility Documents to which it is a party have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Alabama Sub; (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Alabama Sub is a party or by which it or its properties may be bound or affected; (e) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by the Alabama Sub, other than Liens created pursuant to the Alabama Sub Security Agreement; or (f) cause the Alabama Sub to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

      3. Each Facility Document executed by Alabama Sub is a legal, valid and binding obligation of the Alabama Sub, enforceable against the Alabama Sub in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally.

      4. Pursuant to the Alabama Sub Security Agreement, a security interest in favor of the Administrative Agent and the Lenders has attached in all right, title and interest of the Alabama Sub in the Collateral, as defined therein. Such security interest will be perfected as to all right title and interest of the Alabama Sub in Collateral located in the State of Alabama, upon and to the extent that perfection may be obtained by the filing of financing statements under Article 9 of the Alabama Commercial Code.

                                    Very truly yours,




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         112

                                   SCHEDULE 4.01(f)
                                Guarantee of Texas Sub

                                  GUARANTEE AGREEMENT

      THIS GUARANTEE AGREEMENT, dated as of ________ __, 1998 (this "Guarantee"), is made by IEC Electronics-Edinburg, Texas, Inc., a Texas corporation (the "Guarantor"), of the obligations of IEC Electronics Corp., a Delaware corporation ("Primary Borrower"), under the Credit Agreement (defined below) among the Primary Borrower, The Chase Manhattan Bank, as Administrative Agent (as defined below, the "Administrative Agent"), and the lenders from time to time parties to the Credit Agreement (singly, a "Lender" and collectively, the "Lenders").

                                       RECITALS

      R1. The Primary Borrower, the Administrative Agent and the Lenders have entered into that certain Credit Agreement, dated as of ________ __, 1998 (said Credit Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Credit Agreement"). The capitalized terms not otherwise defined herein have the meanings specified in the Credit Agreement.

      R2. Pursuant to the Credit Agreement, the Primary Borrower may, subject to the terms of the Credit Agreement and the other Loan Documents, request that the Lenders make Loans, and that the Issuing Bank issue Letters of Credit, to the Primary Borrower.

      R3. Guarantor is a wholly owned Subsidiary of the Primary Borrower, and Guarantor depends on the Primary Borrower to provide Guarantor with short term demand loans ("Intercompany Loans"), without which Guarantor would be unable to operate and to pay its obligations as they become due. As of April 24, 1998, Guarantor owed the Primary Borrower the principal amount of $11,217,579 for outstanding Intercompany Loans, and Guarantor would be unable to repay such amount if immediate payment thereof were demanded by the Primary Borrower. It is a condition to (i) the Lenders' obligations to make Loans to the Primary Borrower under the Credit Agreement, (ii) the Primary Borrower's continued forbearance with respect to outstanding Intercompany Loans to Guarantor, and
(iii) the making of additional Intercompany Loans by the Primary Borrower to the Guarantor, that Guarantor guarantee repayment of a portion of the Facility Obligations upon the terms and conditions set forth herein.

      R4. Primary Borrower requires financing of the kind provided to it by the Credit Agreement, in part, in order for the Primary Borrower to provide, in turn, the above-described Intercompany Loan support to Guarantor.

      R5. The Board of Directors of Guarantor has determined that (i) the execution, delivery and performance of this Guarantee is necessary and convenient to the conduct, promotion and attainment of Guarantor's business and
(ii) Guarantor may reasonably be expected to benefit, directly and indirectly, from the Loans and the issuance of Letters of Credit.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         113

      R6. Guarantor desires to induce the Lenders to make such Loans and the Issuing Bank to issue, and the Lenders to participate in the issuance of, Letters of Credit, which may reasonably be expected to benefit, directly and indirectly, Guarantor.

     NOW, THEREFORE, in consideration of the premises and in order to induce the Lenders to make Loans and issue, or participate in the issuance of, Letters of Credit under the Credit Agreement, Guarantor hereby agrees with the Administrative Agent, acting individually, as the Administrative Agent under the Credit Agreement, and in its capacity under the Credit Agreement as agent for each of the Lenders and the Issuing Bank, (in such capacities, the "Administrative Agent") as follows:

     1.     Guarantee.

      (a) Subject to the provisions of Paragraphs 1(b) and 1(c) hereof, Guarantor hereby unconditionally guarantees to the Administrative Agent the punctual payment of, and promises to pay to the Administrative Agent, when due, whether at stated maturity, by mandatory prepayment, by acceleration or otherwise, all obligations, indebtedness and liabilities of the Primary Borrower to the Administrative Agent, the Lenders, the Issuing Bank and any Related Parties, now or hereafter arising from, by virtue of or pursuant to the Credit Agreement, or any other Loan Document and any and all rearrangements, renewals and extensions thereof, or any part thereof, or any amendments thereto, whether for principal, interest (including, without limitation, interest, fees and other charges that would accrue or become owing both prior to and subsequent to, and but for the commencement of, any proceeding against or with respect to the Primary Borrower under any chapter of the Bankruptcy Code of 1978, 11 U.S.C ss.101 et seq. (the "Bankruptcy Code") whether or not a claim is allowed for the same in any such proceeding), LC Disbursements, premium, fees, commissions, expenses or otherwise (such obligations being the "Obligations") and agrees to pay to the Administrative Agent, any and all reasonable costs, expenses and charges (including, without limitation, fees and charges of external legal counsel and costs allocated by any internal legal department) incurred by the Administrative Agent, and any of the Lenders and the Issuing Bank in the administration, enforcement or collection of all or any part of the Obligations, whether such Obligations are direct, indirect, fixed, contingent, joint, several or joint and several, and of any rights under this Guarantee.

      (b) The provisions of Paragraph 1(a) above to the contrary notwithstanding, the Guarantor's liability under this Guarantee for payment of the aggregate principal amount of Loans and LC Disbursements owed at any time pursuant to the Credit Agreement and any other Loan Document and any and all renewals and extensions thereof, or any part thereof, or any amendments thereto, shall be limited to $21,500,000, which represents approximately the outstanding principal balance of Intercompany Loans as of the date hereof plus approximately 94% of the Guarantor's net worth as of the Balance Sheet date, provided, that such limitation amount shall be increased (but shall in no event decrease) by the amount, as of the first day on which the Administrative Agent makes any demand for payment under this Guarantee that is not subsequently withdrawn, of (i) the total amount of any contributions to, and investments in the equity capital of the Guarantor made by the Primary Borrower after the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         114
     date hereof, plus (ii) the amount by which the unpaid principal balance of all outstanding Intercompany Loans exceeds $11,217,579. The foregoing limitation shall not limit the Guarantor's liability for the payment of any Obligations other than the Obligations to pay such principal amounts; and all payments and collections received from time to time by the Administrative Agent, the Issuing Bank, or the Lenders from the Primary Borrower or from any other Person or source other than the Guarantor, either pursuant to this Guarantee or as a result of payment by the Guarantor of Intercompany Loans, shall be deemed to be applied first to that portion of the Obligations which are not guaranteed hereunder by virtue of such limitation, and last to that portion of the Obligations which are guaranteed hereunder and are within such limitation.

      (c) Anything contained in this Guarantee to the contrary notwithstanding, the obligations of Guarantor hereunder shall be limited to a maximum aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance as a fraudulent transfer or conveyance under Section 548 of the Bankruptcy Code or under any applicable provisions of state insolvency or fraudulent transfer laws, or other comparable state laws (collectively, the "Fraudulent Transfer Laws"), in each case after giving effect to all other liabilities of Guarantor, contingent or otherwise, that are relevant under the Fraudulent Transfer Laws (specifically excluding, however, any liabilities of Guarantor to the Primary Borrower in respect of Intercompany Loans or other intercompany indebtedness to other Affiliates of the Primary Borrower to the extent that such indebtedness would be discharged in an amount equal to the amount paid by Guarantor hereunder) and after giving effect as assets, subject to Paragraph 4(a) hereof, to the value (as determined under the applicable provisions of the Fraudulent Transfer Laws) of any rights to subrogation, reimbursement or contribution of Guarantor pursuant to (i) applicable laws, rules and regulations, and any applicable orders, writs, injunctions or decrees of any court or Governmental Authority (collectively, "Applicable Law") or (ii) any agreement providing for an equitable allocation among Guarantor and other Affiliates of the Primary Borrower of obligations arising under Guarantees by such parties.

     2. Guarantee Absolute. Guarantor guarantees that the Obligations will be paid strictly in accordance with the terms of the Credit Agreement, and the other Loan Documents, regardless of any Applicable Law, now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of any Lender, the Issuing Bank or the Administrative Agent with respect thereto. The obligations and liabilities of Guarantor hereunder are independent of the obligations of the Primary Borrower under the Credit Agreement and any Applicable Law. The liability of Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

      (a) the taking or accepting of any other security or Guarantee for any or all of the Obligations, or any reduction or termination of any Commitment;

      (b) any increase, reduction or payment in full at any time or from time to time of any part of the Obligations;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         115

      (c) any lack of validity or enforceability of the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, including but not limited to the unenforceability of all or any part of the Obligations by reason of the fact that (i) the Obligations, and/or the interest paid or payable with respect thereto, exceeds the amount permitted by Applicable Law, (ii) the act of creating the Obligations, or any part thereof, is ultra vires, (iii) the officers creating same acted in excess of their authority, or (iv) for any other reason;

      (d) any lack of corporate power of the Primary Borrower or any other Person at any time liable for the payment of any or all of the Obligations;

      (e) any insolvency, bankruptcy, reorganization, receivership or other proceeding under any applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, fraudulent transfer or similar laws from time to time in effect affecting the rights of creditors generally (collectively, "Debtor Relief Laws") involving the Primary Borrower, Guarantor or any other Person obligated on any of the Obligations;

      (f) any renewal, compromise, extension, acceleration or other change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations; any adjustment, indulgence, forbearance, or compromise that may be granted or given by any Lender to the Primary Borrower, Guarantor, or any Person at any time liable for the payment of any or all of the Obligations; or any other modification, amendment, or waiver of or any consent to departure from the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, without notification of Guarantor (the right to such notification being herein specifically waived by Guarantor);

      (g) any exchange, release, sale, subordination, compromise, or non-perfection of any collateral or Lien securing the Obligations or any part thereof, or any lack of validity or enforceability, change in priority, destruction, reduction, or loss or impairment of value of any such collateral or Lien;

      (h) any invalidity, release, amendment, compromise or waiver of, or consent to depart from, any other Guarantee for all or any of the Obligations;

      (i) the failure by any Lender, the Issuing Bank or the Administrative Agent to make any demand upon or to bring any legal, equitable, or other action against the Primary Borrower or any other Person (including without limitation any other Guarantor), or the failure or delay by any Lender, the Issuing Bank or the Administrative Agent to, or the manner in which any Lender, the Issuing Bank or the Administrative Agent shall, proceed to exhaust rights against any direct or indirect security for the Obligations;

      (j) the existence of any claim, defense, set-off, or other rights which the Primary Borrower, Guarantor or any other Person may have at any time against the Primary Borrower, any Lender, the Issuing Bank, the Administrative Agent, or Guarantor, or any other Person, whether in connection with this Guarantee, the Loan Documents, the transactions

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         116
     contemplated thereby, or any other transaction;

      (k) any failure of any Lender, the Issuing Bank or the Administrative Agent to notify Guarantor of any renewal, extension, or assignment of the Obligations or any part thereof, or of the non-perfection, compromise or release of any security, or of any other action taken or refrained from being taken by any Lender, the Issuing Bank or the Administrative Agent, it being understood that the Lenders, the Issuing Bank and the Administrative Agent shall not be required to give Guarantor any notice of any kind under any circumstances whatsoever with respect to or in connection with the Obligations;

      (l) any payment by the Primary Borrower to any Lender, the Issuing Bank or the Administrative Agent being held to constitute a preference under any Debtor Relief Law or, for any other reason, any Lender, the Issuing Bank or the Administrative Agent being required to refund such payment or pay the amount thereof to another Person; or

      (m) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Primary Borrower, Guarantor, any other Person liable on the Obligations, including without limitation any defense by reason of any disability or other defense of the Primary Borrower, or the cessation from any cause whatsoever of the liability of the Primary Borrower, or any claim that Guarantor's obligations hereunder exceed or are more burdensome than those of the Primary Borrower.

     This Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any Obligations is rescinded or must otherwise be returned by any Lender, the Issuing Bank, the Administrative Agent or any other Person upon the insolvency, bankruptcy or reorganization of the Primary Borrower, Guarantor or otherwise, all as though such payment had not been made.

     3. Waiver. To the extent not prohibited by Applicable Law, Guarantor hereby waives: (a) promptness, protests, diligence, presentment, acceptance, performance, demands for performance, notices of nonperformance, notices of protests, notices of dishonor, notices of acceptance of this Guarantee and of the existence, creation or incurrence of new or additional indebtedness, and any of the events described in Section 2 and of any other occurrence or matter with respect to any of the Obligations, this Guarantee or any of the other Loan Documents; (b) any requirement that any Lender, the Issuing Bank or the Administrative Agent protect, secure, perfect, or insure any Lien or security interest or any property subject thereto or exhaust any right or take any action against the Primary Borrower or any other Person or any collateral or pursue any other remedy in any Lender's, the Issuing Bank's or the Administrative Agent's power whatsoever; (c) any right to assert against any Lender, the Issuing Bank or the Administrative Agent as a counterclaim, set-off or cross-claim, any counterclaim, set-off or claim which it may now or hereafter have against the Primary Borrower or other Person liable on the Obligations; (d) any right to seek or enforce any remedy or right that any Lender, the Issuing Bank or the Administrative Lender now has or may hereafter have against the Primary Borrower or any other Guarantor; (e) any right to participate in any collateral or in any right benefiting the Lenders, the Issuing Bank or the Administrative Agent in respect of the Obligations; and (f) any right by which it might be entitled to require suit on an

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         117
accrued right of action in respect of any of the Obligations or require suit against the Primary Borrower or any other Person, whether arising pursuant to
Section 34.02 of the Texas Business and Commerce Code, as amended, Section
17.001 of the Texas Civil Practice and Remedies Code, as amended, Rule 31 of the Texas Rules of Civil Procedure, as amended, or otherwise.

     4.     Subrogation and Subordination.

      (a) Notwithstanding any reference to subrogation contained herein to the contrary, Guarantor hereby agrees that, until the Obligations have been paid in full to the Lenders, the Issuing Bank and the Administrative Agent, except as provided in Section 5.30 of the Credit Agreement, Guarantor shall not be entitled to enforce, pursue or exercise any claim or other rights which it may have or hereafter acquire against the Primary Borrower or under any other Guarantee of any of the Obligations, that arise from the existence, payment, performance or enforcement of Guarantor's obligations under this Guarantee, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, any right to participate in any claim or remedy of any Lender, the Issuing Bank or the Administrative Agent against the Primary Borrower or in any collateral which any of them now has or hereafter acquires, whether or not such claim, remedy or right arises in equity, or under contract, statute or common law, including without limitation, the right to take or receive from the Primary Borrower, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim or other rights. If any amount shall be paid to Guarantor in violation of the preceding sentence and the Obligations shall not have been paid in full, such amount shall be deemed to have been paid to Guarantor for the benefit of, and held in trust for the benefit of, the Lenders, the Issuing Bank and the Administrative Agent, and shall forthwith be paid to the Administrative Agent to be credited and applied upon the Obligations, whether matured or unmatured, in accordance with the terms of the Credit Agreement.

      (b) If Guarantor becomes the holder of any indebtedness payable by the Primary Borrower, Guarantor hereby subordinates all indebtedness owing to it from the Primary Borrower to all Obligations of the Primary Borrower to any Lender, to the Issuing Bank or to the Administrative Agent, and agrees that upon the occurrence and continuance of a Default or an Event of Default, it shall not accept any payment on the same until payment in full of all Obligations, and shall in no circumstance whatever attempt to set-off or reduce any obligations hereunder because of such indebtedness. If any amount shall nevertheless be paid to Guarantor by the Primary Borrower prior to payment in full of the Obligations, such amount shall be held in trust for the benefit of the Lenders, the Issuing Bank and the Administrative Agent and shall forthwith be paid to the Administrative Agent to be credited and applied to the Obligations, whether matured or unmatured.


     5. Representations and Warranties. Guarantor hereby represents and warrants as follows:

      (a) The execution, delivery and performance by it of this Guarantee have been dulyauthorized by all necessary corporate action and do not and

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         118
     will not contravene its bylaws or its articles of incorporation.

      (b) The execution, delivery and performance by it of this Guarantee do not and will not contravene any Applicable Law or any contractual restriction binding on or affecting it or any of its properties, and do not and will not result in or require the creation of any Lien, security interest or other charge or encumbrance upon or with respect to any of its properties, except pursuant to the Security Agreement required to be executed by it pursuant to the Credit Agreement.

      (c) No authorization or approval or other action by, and no notice to or filing with, any Person or entity not otherwise obtained is required for the due execution, delivery and performance by it of this Guarantee.

      (d) This Guarantee is a legal, valid and binding obligation of Guarantor, enforceable against Guarantor, in accordance with its terms, subject to Debtor Relief Laws.

      (e) There is no action, suit or proceeding pending or, to the knowledge of Guarantor, threatened against or otherwise affecting it before any Governmental Authority or arbitrator which would prohibit the execution, delivery and performance by it of this Guarantee.

      (f) The statements set forth in Recitals R3 through R6 of this Guarantee are correct in all respects.

      (g) As of April 24, 1998, the Guarantor owed the Primary Borrower the principal amount of $11,217,579 for outstanding Intercompany Loans made by the Primary Borrower to the Guarantor.

      (h) Attached to this Guarantee as Exhibit 5(h) is a balance sheet of the Guarantor (the "Balance Sheet") dated as of March 27, 1998, (the "Balance Sheet Date"), which (i) was prepared in accordance with generally accepted accounting principles consistently applied in the preparation of the Primary Borrower's and its Subsidiaries' consolidated financial statements,
     (ii) is true and complete, (iii) and fairly presents the Guarantor's financial condition as of the Balance Sheet Date. The Current Liabilities line item on the Balance Sheet, "Intercompany Payables", represents entirely amounts owed as of the Balance Sheet Date as Intercompany Loans by the Guarantor to the Primary Borrower, and no intercompany payables are owed as of the date hereof to any Person other than the Primary Borrower. Of the amount set forth on the Balance Sheet as Long Term Debt, approximately $866,481 consisted of mortgage and personal property secured debt owed to the Primary Borrower, no other long term debt is owed by the Guarantor to the Primary Borrower on the date hereof, and the Guarantor's long term debt has not increased since the Balance Sheet Date. In the opinion of the management of the Guarantor, the Guarantor's Total Shareholders' Equity has not declined since the Balance Sheet Date. In the opinion of the management of the Guarantor, the net realizable value of the Guarantor's assets as of the date hereof is approximately equal to the aggregate net value of such assets set forth on the Balance Sheet.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         119

     The opinion expressed in the preceding sentence assumes (i) that the Guarantor will continue to operate as a going concern, (ii) the collection of Accounts Receivable and the sale of Inventory in the ordinary course of business and (iii) the realization of the fair saleable value of the Guarantor's Land, Buildings, Equipment, Furniture and Improvements, as those terms are used on the Balance Sheet.

      (i) As of the Effective Date, the Intercompany Loans are payable on demand by the Primary Borrower. Despite the fact that the Intercompany Loans are payable on demand, by virtue of the agreement of the Primary Borrower set forth in clause (ii) of Section 5.30 of the Credit Agreement, the Guarantor can reasonably be expected to remain solvent, to have sufficient capital with which to operate and to be able to repay its indebtedness as it becomes due.

      (j) The Guarantor and the Primary Borrower are separately incorporated entities that operate independently from each other. As of the Effective Date, Guarantor utilizes certain accounting, cash management, management and other operational and organizational functions of the Primary Borrower for operational and organizational efficiency, as well as to assist in the preparation of tax returns on a consolidated basis. In the event these functions were no longer provided to the Guarantor by the Primary Borrower, Guarantor would need to make the necessary adjustments in its operations and organizational functions, in order to replace such functions. As of the Effective Date hereof, the majority of the manufacturing and purchasing functions of the Guarantor are handled independently from the Primary Borrower, although some of these functions are occasionally shared for efficiency or as special circumstances warrant.

     6. Covenants. Guarantor hereby expressly assumes, confirms, and agrees to perform, observe, and be bound by all conditions and covenants set forth in the Credit Agreement, to the extent applicable to it, as if it were a signatory thereto. Guarantor further covenants and agrees (a) punctually and properly to perform all of Guarantor's covenants and duties under any other Loan Documents;
(b) from time to time promptly to furnish the Administrative Agent with any information or writings which the Administrative Agent may reasonably request concerning this Guarantee; and (c) promptly to notify the Administrative Agent of any claim, action, or proceeding affecting this Guarantee.

     7. Amendments, etc. No amendment or waiver of any provision of this Guarantee nor consent to any departure by Guarantor therefrom shall in any event be effective unless the same shall be in writing and signed by the Administrative Agent, with the consent of all of the Lenders; and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     8. Addresses for Notices. Unless otherwise provided herein, all notices, requests, consents and demands shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy to the address specified on the signature page hereof, in the case of the Guarantor, or in the Credit Agreement, in the case of the Administrative Agent, or, as to either such party, to such other addresses as may be designated by it in written notice to the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         120
other. All notices, requests, consents and demands hereunder shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy, or if mailed, effective on the earlier of actual receipt or three (3) days after being mailed by certified mail, return receipt requested, postage prepaid, addressed as aforesaid.

     9. No Waiver: Remedies. No failure on the part of the Administrative Agent, the Issuing Bank or any Lender to exercise, and no delay in exercising, any right hereunder or under any of the Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any of the Loan Documents preclude any other or further exercise thereof or the exercise of any other right. Neither the Administrative Agent, the Issuing Bank nor any Lender shall be required to (a) prosecute collection or seek to enforce or resort to any remedies against the Primary Borrower or any other Person liable on any of the Obligations, (b) join the Primary Borrower or any other Person liable on any of the Obligations in any action in which the Administrative Agent, the Issuing Bank or any Lender prosecutes collection or seeks to enforce or resort to any remedies against the Primary Borrower or other Person liable on any of the Obligations, or (c) seek to enforce or resort to any remedies with respect to any Liens granted to (or benefiting, directly or indirectly) the Administrative Agent, the Issuing Bank or any Lender by the Primary Borrower or any other Person liable on any of the Obligations. Neither the Administrative Agent, the Issuing Bank nor any Lender shall have any obligation to protect, secure or insure any of the Liens or the properties or interests in properties subject thereto. The remedies herein provided are cumulative and not exclusive of any remedies provided by Applicable Law.

     10. Right of Set-Off. Upon the occurrence and during the continuance of any Event of Default, each Lender, the Issuing Bank and the Administrative Agent is hereby authorized at any time and from time to time, to the fullest extent permitted by Applicable Law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender, the Issuing Bank and the Administrative Agent to or for the credit or the account of Guarantor against any and all of the obligations of Guarantor now or hereafter existing under this Guarantee, irrespective of whether or not the Administrative Agent shall have made any demand under this Guarantee. Upon the exercise of any such right of set-off, each Lender, the Issuing Bank and the Administrative Agent shall be deemed to agree promptly to notify Guarantor after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender, the Issuing Bank and the Administrative Agent under this Section 10 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which it may have.

     11. Liens. Guarantor agrees that the Administrative Agent, the Issuing Bank or any Lender, in its discretion, may without notice or demand and without affecting either the liability of Guarantor under this Guarantee, or the liability of the Primary Borrower or any other Person liable on any of the Obligations, or the Liens and security interests created by this Guarantee, or any security interest or other Lien, upon the occurrence of an Event of Default, foreclose any deed of trust or mortgage or similar Lien covering interests in real or personal property, and the interests in real or personal property secured thereby, by nonjudicial sale; and Guarantor hereby waives any defense to the recovery by the Administrative Agent, the Issuing Bank or any Lender hereunder against the Primary Borrower, Guarantor or any collateral of any deficiency after a nonjudicial sale;

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         121
and Guarantor expressly waives any defense or benefits that may be derived from Chapter 34 of the Texas Business and Commerce Code, Section 51.003 of the Texas Property Code, or any statute in effect in any other jurisdiction. Without limiting the foregoing, Guarantor waives, to the extent not prohibited by Applicable Law, any defense arising out of any such nonjudicial sale even though such sale operates to impair or extinguish any right of reimbursement, contribution or subrogation or any other right or remedy of Guarantor against the Primary Borrower or any other Person or any other collateral. Guarantor hereby agrees that Guarantor shall be liable, subject to the limitations of
Section 1 hereof, for any part of the Obligations remaining unpaid after any foreclosure.

     12. Continuing Guarantee; Transfer of Obligations. This Guarantee is an irrevocable continuing guarantee of payment and not of collection, and shall (a) remain in full force and effect until final payment in full of the Obligations and all other amounts payable under this Guarantee, (b) be binding upon Guarantor, its successors, and assigns, and (c) inure to the benefit of and be enforceable by the Administrative Agent and its successors, assigns and replacements as Administrative Agent under the Credit Agreement, acting on behalf of itself, as Administrative Agent, and on behalf of each Lender and the Issuing Bank and its respective successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), to the extent permitted by the Credit Agreement, each Lender, the Issuing Bank and the Administrative Agent may assign or otherwise transfer its rights under the Credit Agreement, or any of the Loan Documents or any interest therein to any other Person; and such other Person shall thereupon become vested with all the rights or any interest herein, as appropriate, in respect hereof granted to the Administrative Agent on behalf of itself, as Administrative Agent, and as agent for the Lender and the Issuing Bank, herein or otherwise.

     13. Information. Guarantor acknowledges and agrees that it shall have the sole responsibility for obtaining from the Primary Borrower such information concerning the Primary Borrower's financial condition or business operations as Guarantor may require, and that neither the Administrative Agent, the Issuing Bank nor any Lender has any duty at any time to disclose to Guarantor any information relating to the business, operations or financial conditions of the Primary Borrower.

     14. Foreign Currencies. With respect to each of the Obligations (or portion thereof) hereby guaranteed that is payable in a Foreign Currency, the following provisions shall apply: The Guarantor shall be obligated to pay to the Administrative Agent the unpaid amount of such Obligations in the same Foreign Currency and place in which such Obligations are payable by their terms; provided, however, that if for any reason whatsoever the Guarantor is unable to effect payment of such unpaid amount as aforesaid, the Guarantor shall be obligated to pay to the Administrative Agent at its office at 270 Park Avenue, New York, New York, the equivalent of such unpaid amount in Dollars, computed at the Administrative Agent's selling rate most recently in effect on or prior to the date such Obligations become due, for cable transfers of such Foreign Currency to the place where such Obligations are payable. In any case in which the Guarantor shall make or shall be obligated to make such payment in Dollars, the Guarantor shall hold each Lender and the Issuing Bank harmless from any loss incurred by it arising from any change in the value of Dollars in relation to such Foreign Currency between the date such Obligations become due and

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         122
the date such Lender or the Issuing Bank is actually able, following the conversion of the Dollars paid by the Guarantor into such Foreign Currency and remittance of such Foreign Currency to the place where such Obligations are payable, to apply such Foreign Currency to such Obligations.

     15. GOVERNING LAW. THIS GUARANTEE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE, WITHOUT GIVING EFFECT TO ANY CONFLICTS OF LAWS PRINCIPLES.

     16. Jurisdiction and Venue. In the event that the Administrative Agent commences any legal proceeding before any court in connection with the enforcement of, or collection of any amount due under, this Guarantee, or if the Guarantor commences any legal proceeding before any court in connection with this Guarantee, Guarantor and the Administrative Agent, on behalf of itself and as agent for the Lenders and the Issuing Bank, each consents that (a) the courts of the State of New York and/or the United States Federal Courts located in the State of New York, shall have jurisdiction over all parties and over any such proceedings; and (b) the venue of any such action shall be in Monroe County, New York and/or the United States District Court for the Western District of New York, located in Monroe County, New York.

     17. WAIVER OF JURY TRIAL. GUARANTOR AND THE ADMINISTRATIVE AGENT HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVE, TO THE EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATING TO THIS GUARANTEE OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE ADMINISTRATIVE AGENT, THE ISSUING BANK AND EACH LENDER ENTERING INTO THE CREDIT AGREEMENT.

     18. Guarantor Insolvency. Should Guarantor become insolvent, fail to pay its debts generally as they become due, voluntarily seek, consent to, or acquiesce in the benefits of any Debtor Relief Law or become a party to or be made the subject (other than as a creditor or claimant) of any proceeding provided for by any Debtor Relief Law that is not dismissed in 60 days that could suspend or otherwise adversely affect the rights of the Administrative Agent granted hereunder, then the obligations of Guarantor under this Guarantee shall be, as between Guarantor and the Administrative Agent, the fully-matured, due and payable obligation of Guarantor to the Administrative Agent (without regard to whether the Primary Borrower is then in Default under the Credit Agreement or whether any part of the Obligations are then due and owing by the Primary Borrower), payable in full by Guarantor to the Administrative Agent upon demand, which shall be the estimated amount owing in respect of the contingent claim created hereunder.

     19. ENTIRE AGREEMENT. THIS GUARANTEE, TOGETHER WITH THE OTHER LOAN DOCUMENTS, REPRESENTS THE FINAL AGREEMENT AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         123

     IN WITNESS WHEREOF, the Guarantor has caused this Guarantee to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

Address for Guarantor:

                      IEC Electronics-Edinburg, Texas, Inc.




                     By:___________________________________

                      Name:________________________________


Title:______________________________________


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         124

                                   SCHEDULE 4.01(g)
                           Primary Guarantee of Alabama Sub

                              PRIMARY GUARANTEE AGREEMENT

     THIS PRIMARY GUARANTEE AGREEMENT, dated as of ________ __, 1998 (this "Guarantee"), is made by IEC Arab, Alabama, Inc. an Alabama corporation (the "Guarantor"), of obligations of IEC Electronics Corp., a Delaware corporation ("Primary Borrower"), under the Credit Agreement (defined below) among the Primary Borrower, The Chase Manhattan Bank, as Administrative Agent (as defined below, the "Administrative Agent"), and the lenders from time to time parties to the Credit Agreement (singly, a "Lender" and collectively, the "Lenders").

                                       RECITALS

     R1. The Primary Borrower, the Administrative Agent and the Lenders have entered into that certain Credit Agreement, dated as of ________ __, 1998 (said Credit Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Credit Agreement"). The capitalized terms not otherwise defined herein have the meanings specified in the Credit Agreement.

     R2. Pursuant to the Credit Agreement, the Primary Borrower may, subject to the terms of the Credit Agreement and the other Loan Documents, request that the Lenders make Loans, and that the Issuing Bank issue Letters of Credit, to the Primary Borrower.

     R3. Guarantor is a wholly owned Subsidiary of the Primary Borrower, and Guarantor depends on the Primary Borrower to provide Guarantor with short term demand loans ("Intercompany Loans"), without which Guarantor would be unable to operate and to pay its obligations as they become due. As of April 24, 1998, Guarantor owed the Primary Borrower the principal amount of $16,398,359 for outstanding Intercompany Loans, and Guarantor would be unable to repay such amount if immediate payment thereof were demanded by the Primary Borrower. It is a condition to (i) the Lenders' obligations to make Loans to the Primary Borrower under the Credit Agreement, (ii) the Primary Borrower's continued forbearance with respect to outstanding Intercompany Loans to Guarantor, and
(iii) the making of additional Intercompany Loans by the Primary Borrower to the Guarantor, that Guarantor guarantee repayment of a portion of the Facility Obligations upon the terms and conditions set forth herein.

     R4. Primary Borrower requires financing of the kind provided to it by the Credit Agreement, in part, in order for the Primary Borrower to provide, in turn, the above-described Intercompany Loan support to Guarantor.

     R5. The Board of Directors of Guarantor has determined that (i) the execution, delivery and performance of this Guarantee is necessary and convenient to the conduct, promotion and attainment of Guarantor's business and
(ii) Guarantor may reasonably be expected to benefit, directly and indirectly, from the Loans and the issuance of Letters of Credit.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         125

     R6. Guarantor desires to induce the Lenders to make such Loans and the Issuing Bank to issue, and the Lenders to participate in the issuance of, Letters of Credit, which may reasonably be expected to benefit, directly and indirectly, Guarantor.

     NOW, THEREFORE, in consideration of the premises and in order to induce the Lenders to make Loans and issue, or participate in the issuance of, Letters of Credit under the Credit Agreement, Guarantor hereby agrees with the Administrative Agent, acting individually, as the Administrative Agent under the Credit Agreement, and in its capacity under the Credit Agreement as agent for each of the Lenders and the Issuing Bank, (in such capacities, the "Administrative Agent") as follows:

     1.     Guarantee.

      (a) Subject to the provisions of Paragraphs 1(b) and 1(c) hereof, Guarantor hereby unconditionally guarantees to the Administrative Agent the punctual payment of, and promises to pay to the Administrative Agent, when due, whether at stated maturity, by mandatory prepayment, by acceleration or otherwise, all obligations, indebtedness and liabilities of the Primary Borrower to the Administrative Agent, the Lenders, the Issuing Bank and any Related Parties, now or hereafter arising from, by virtue of or pursuant to the Credit Agreement, or any other Loan Document and any and all rearrangements, renewals and extensions thereof, or any part thereof, or any amendments thereto, whether for principal, interest (including, without limitation, interest, fees and other charges that would accrue or become owing both prior to and subsequent to, and but for the commencement of, any proceeding against or with respect to the Primary Borrower under any chapter of the Bankruptcy Code of 1978, 11 U.S.C ss.101 et seq. (the "Bankruptcy Code") whether or not a claim is allowed for the same in any such proceeding), LC Disbursements, premium, fees, commissions, expenses or otherwise (such obligations being the "Obligations") and agrees to pay to the Administrative Agent, any and all reasonable costs, expenses and charges (including, without limitation, fees and charges of external legal counsel and costs allocated by any internal legal department) incurred by the Administrative Agent, and any of the Lenders and the Issuing Bank in the administration, enforcement or collection of all or any part of the Obligations, whether such Obligations are direct, indirect, fixed, contingent, joint, several or joint and several, and of any rights under this Guarantee.

      (b) The provisions of Paragraph 1(a) above to the contrary notwithstanding, the Guarantor's liability under this Guarantee for payment of the aggregate principal amount of Loans and LC Disbursements owed at any time pursuant to the Credit Agreement and any other Loan Document and any and all renewals and extensions thereof, or any part thereof, or any amendments thereto, shall be limited to $11,450,000 which, together with the amount of the Obligations guaranteed by Guarantor pursuant to a Secondary Guarantee Agreement executed pursuant to Section 4.01(g) of the Credit Agreement (the "Secondary Guarantee") represents approximately 86% of the outstanding principal balance of Intercompany Loans as of the date hereof; provided, that such limitation amount shall be increased (but shall in no event decrease) by the amount, as of the first day on which the Administrative Agent makes any demand for payment under this Guarantee that is not subsequently withdrawn, (i) of the

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         126
     total amount of any contributions to and investments in the equity capital of the Guarantor made by the Primary Borrower after the date hereof, plus
     (ii) the amount by which the unpaid principal balance of all outstanding Intercompany Loans exceeds $16,398,359. The foregoing limitation shall not limit the Guarantor's liability for the payment of any Obligations other than the Obligations to pay such principal amounts; and all payments and collections received from time to time by the Administrative Agent, the Issuing Bank, or the Lenders from the Primary Borrower or from any other Person or source, other than the Guarantor either pursuant to this Guarantee or as a result of payment by the Guarantor of Intercompany Loans, shall be deemed to be applied (i) first to that portion of the Obligations which are not guaranteed hereunder by virtue of such limitation or under the Secondary Guarantee, (ii) second to that portion of the Obligations which are guaranteed pursuant to the Secondary Guarantee and (iii) last to that portion of the Obligations which are guaranteed hereunder and are within such limitation.

      (c) Anything contained in this Guarantee to the contrary notwithstanding, the obligations of Guarantor hereunder shall be limited to a maximum aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance as a fraudulent transfer or conveyance under Section 548 of the Bankruptcy Code or under any applicable provisions of state insolvency or fraudulent transfer laws, or other comparable state laws (collectively, the "Fraudulent Transfer Laws"), in each case after giving effect to all other liabilities of Guarantor, contingent or otherwise, that are relevant under the Fraudulent Transfer Laws (specifically excluding, however, any liabilities of Guarantor to the Primary Borrower in respect of Intercompany Loans or other intercompany indebtedness to other Affiliates of the Primary Borrower to the extent that such indebtedness would be discharged in an amount equal to the amount paid by Guarantor hereunder and under the Secondary Guarantee) and after giving effect as assets, subject to Paragraph 4(a) hereof, to the value (as determined under the applicable provisions of the Fraudulent Transfer Laws) of any rights to subrogation, reimbursement or contribution of Guarantor pursuant to (i) applicable laws, rules and regulations, and any applicable orders, writs, injunctions or decrees of any court or Governmental Authority (collectively, "Applicable Law") or (ii) any agreement providing for an equitable allocation among Guarantor and other Affiliates of the Primary Borrower of obligations arising under Guarantees by such parties.

     2. Guarantee Absolute. Guarantor guarantees that the Obligations will be paid strictly in accordance with the terms of the Credit Agreement, and the other Loan Documents, regardless of any Applicable Law, now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of any Lender, the Issuing Bank or the Administrative Agent with respect thereto. The obligations and liabilities of Guarantor hereunder are independent of the obligations of the Primary Borrower under the Credit Agreement and any Applicable Law. The liability of Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

      (a) the taking or accepting of any other security or Guarantee for any or all of the Obligations, or any reduction or termination of any Commitment;

      (b) any increase, reduction or payment in full at any time or from time to time of any part

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         127
     of the Obligations;

      (c) any lack of validity or enforceability of the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, including but not limited to the unenforceability of all or any part of the Obligations by reason of the fact that (i) the Obligations, and/or the interest paid or payable with respect thereto, exceeds the amount permitted by Applicable Law, (ii) the act of creating the Obligations, or any part thereof, is ultra vires, (iii) the officers creating same acted in excess of their authority, or (iv) for any other reason;

      (d) any lack of corporate power of the Primary Borrower or any other Person at any time liable for the payment of any or all of the Obligations;

      (e) any insolvency, bankruptcy, reorganization, receivership or other proceeding under any applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, fraudulent transfer or similar laws from time to time in effect affecting the rights of creditors generally (collectively, "Debtor Relief Laws") involving the Primary Borrower, Guarantor or any other Person obligated on any of the Obligations;

      (f) any renewal, compromise, extension, acceleration or other change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations; any adjustment, indulgence, forbearance, or compromise that may be granted or given by any Lender to the Primary Borrower, Guarantor, or any Person at any time liable for the payment of any or all of the Obligations; or any other modification, amendment, or waiver of or any consent to departure from the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, without notification of Guarantor (the right to such notification being herein specifically waived by Guarantor);

      (g) any exchange, release, sale, subordination, compromise, or non-perfection of any collateral or Lien securing the Obligations or any part thereof, or any lack of validity or enforceability, change in priority, destruction, reduction, or loss or impairment of value of any such collateral or Lien;

      (h) any invalidity, release, amendment, compromise or waiver of, or consent to depart from, any other Guarantee for all or any of the Obligations;

      (i) the failure by any Lender, the Issuing Bank or the Administrative Agent to make any demand upon or to bring any legal, equitable, or other action under the Secondary Guarantee or against the Primary Borrower or any other Person (including without limitation any other Guarantor), or the failure or delay by any Lender, the Issuing Bank or the Administrative Agent to, or the manner in which any Lender, the Issuing Bank or the Administrative Agent shall, proceed to exhaust rights against any direct or indirect security for the Obligations;

      (j) the existence of any claim, defense, set-off, or other rights which the Primary Borrower, Guarantor or any other Person may have at any time against the Primary Borrower,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         128
     any Lender, the Issuing Bank, the Administrative Agent, or Guarantor, or any other Person, whether under the Secondary Guarantee or in connection with this Guarantee, the other Loan Documents, the transactions contemplated thereby, or any other transaction;

      (k) any failure of any Lender, the Issuing Bank or the Administrative Agent to notify Guarantor of any renewal, extension, or assignment of the Obligations or any part thereof, or of the non-perfection, compromise or release of any security, or of any other action taken or refrained from being taken by any Lender, the Issuing Bank or the Administrative Agent, it being understood that the Lenders, the Issuing Bank and the Administrative Agent shall not be required to give Guarantor any notice of any kind under any circumstances whatsoever with respect to or in connection with the Obligations;

      (l) any payment by the Primary Borrower to any Lender, the Issuing Bank or the Administrative Agent being held to constitute a preference under any Debtor Relief Law or, for any other reason, any Lender, the Issuing Bank or the Administrative Agent being required to refund such payment or pay the amount thereof to another Person; or

      (m) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Primary Borrower, Guarantor, any other Person liable on the Obligations, including without limitation any defense by reason of any disability or other defense of the Primary Borrower, or the cessation from any cause whatsoever of the liability of the Primary Borrower, or any claim that Guarantor's obligations hereunder exceed or are more burdensome than those of the Primary Borrower.

     This Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any Obligations is rescinded or must otherwise be returned by any Lender, the Issuing Bank, the Administrative Agent or any other Person upon the insolvency, bankruptcy or reorganization of the Primary Borrower, Guarantor or otherwise, all as though such payment had not been made.

     3. Waiver. To the extent not prohibited by Applicable Law, Guarantor hereby waives: (a) promptness, protests, diligence, presentment, acceptance, performance, demands for performance, notices of nonperformance, notices of protests, notices of dishonor, notices of acceptance of this Guarantee and of the existence, creation or incurrence of new or additional indebtedness, and any of the events described in Section 2 and of any other occurrence or matter with respect to any of the Obligations, this Guarantee or any of the other Loan Documents; (b) any requirement that any Lender, the Issuing Bank or the Administrative Agent protect, secure, perfect, or insure any Lien or security interest or any property subject thereto or exhaust any right or take any action against the Primary Borrower or any other Person or any collateral or pursue any other remedy in any Lender's, the Issuing Bank's or the Administrative Agent's power whatsoever; (c) any right to assert against any Lender, the Issuing Bank or the Administrative Agent as a counterclaim, set-off or cross-claim, any counterclaim, set-off or claim which it may now or hereafter have against the Primary Borrower or other Person liable on the Obligations; (d) any right to seek or enforce any remedy or right that any Lender, the Issuing Bank or the Administrative Lender now has or may hereafter have against the Primary Borrower or any other Guarantor or under the Secondary

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         129

Guarantee; (e) any right to participate in any collateral or in any right benefiting the Lenders, the Issuing Bank or the Administrative Agent in respect of the Obligations; and (f) any right by which it might be entitled to require suit on an accrued right of action in respect of any of the Obligations or require suit against the Primary Borrower or any other Person.

     4.     Subrogation and Subordination.

      (a) Notwithstanding any reference to subrogation contained herein to the contrary, Guarantor hereby agrees that, until the Obligations have been paid in full to the Lenders, the Issuing Bank and the Administrative Agent, except as provided in Section 5.30 of the Credit Agreement, Guarantor shall not be entitled to enforce, pursue or exercise any claim or other rights which it may have or hereafter acquire against the Primary Borrower or under any other Guarantee of any of the Obligations, that arise from the existence, payment, performance or enforcement of Guarantor's obligations under this Guarantee, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, any right to participate in any claim or remedy of any Lender, the Issuing Bank or the Administrative Agent against the Primary Borrower or in any collateral which any of them now has or hereafter acquires, whether or not such claim, remedy or right arises in equity, or under contract, statute or common law, including without limitation, the right to take or receive from the Primary Borrower, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim or other rights. If any amount shall be paid to Guarantor in violation of the preceding sentence and the Obligations shall not have been paid in full, such amount shall be deemed to have been paid to Guarantor for the benefit of, and held in trust for the benefit of, the Lenders, the Issuing Bank and the Administrative Agent, and shall forthwith be paid to the Administrative Agent to be credited and applied upon the Obligations, whether matured or unmatured, in accordance with the terms of the Credit Agreement.

      (b) If Guarantor becomes the holder of any indebtedness payable by the Primary Borrower, Guarantor hereby subordinates all indebtedness owing to it from the Primary Borrower to all Obligations of the Primary Borrower to any Lender, to the Issuing Bank or to the Administrative Agent, and agrees that upon the occurrence and continuance of a Default or an Event of Default, it shall not accept any payment on the same until payment in full of all Obligations, and shall in no circumstance whatever attempt to set-off or reduce any obligations hereunder because of such indebtedness. If any amount shall nevertheless be paid to Guarantor by the Primary Borrower prior to payment in full of the Obligations, such amount shall be held in trust for the benefit of the Lenders, the Issuing Bank and the Administrative Agent and shall forthwith be paid to the Administrative Agent to be credited and applied to the Obligations, whether matured or unmatured.


     5. Representations and Warranties. Guarantor hereby represents and warrants as follows:

      (a) The execution, delivery and performance by it of this Guarantee have been duly authorized by all necessary corporate action and do not and

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         130
      will not contravene its bylaws or its articles of incorporation.

      (b) The execution, delivery and performance by it of this Guarantee do not and will not contravene any Applicable Law or any contractual restriction binding on or affecting it or any of its properties, and do not and will not result in or require the creation of any Lien, security interest or other charge or encumbrance upon or with respect to any of its properties, except pursuant to the Security Agreement in the form of Schedule 4.01(i) to the Credit Agreement, required to be executed by it pursuant to Section 4.01(j) of the Credit Agreement.

      (c) No authorization or approval or other action by, and no notice to or filing with, any Person or entity not otherwise obtained is required for the due execution, delivery and performance by it of this Guarantee.

      (d) This Guarantee is a legal, valid and binding obligation of Guarantor, enforceable against Guarantor, in accordance with its terms, subject to Debtor Relief Laws.

      (e) There is no action, suit or proceeding pending or, to the knowledge of Guarantor, threatened against or otherwise affecting it before any Governmental Authority or arbitrator which would prohibit the execution, delivery and performance by it of this Guarantee.

      (f) The statements set forth in Recitals R3 through R6 of this Guarantee are correct in all respects.

      (g) As of April 24, 1998, the Guarantor owed the Primary Borrower the principal amount of $16,398,359 for outstanding Intercompany Loans made by the Primary Borrower to the Guarantor.

      (h) Attached to this Guarantee as Exhibit 5(h) is a balance sheet of the Guarantor (the "Balance Sheet") dated as of March 27, 1998, (the "Balance Sheet Date"), which (i) was prepared in accordance with generally accepted accounting principles consistently applied in the preparation of the Primary Borrower's and its Subsidiaries' consolidated financial statements,
     (ii) is true and complete, (iii) and fairly presents the Guarantor's financial condition as of the Balance Sheet Date. The Current Liabilities line item on the Balance Sheet, "Intercompany Payables", represents entirely amounts owed as of the Balance Sheet Date as Intercompany Loans by the Guarantor to the Primary Borrower, and no intercompany payables are owed as of the date hereof to any Person other than the Primary Borrower. No amount set forth on the Balance Sheet as Long Term Debt was owed to the Primary Borrower, no long term debt is owed by the Guarantor to the Primary Borrower on the date hereof, and the Guarantor's long term debt has not increased since the Balance Sheet Date. In the opinion of the management of the Guarantor, the Guarantor's Total Shareholders' Equity did not decline by more than $180,000 between the Balance Sheet Date and April 24, 1998. In the opinion of the management of the Guarantor, the net realizable value of the Guarantor's assets, other than Goodwill, as of the date hereof is approximately equal to the aggregate net value of such assets set forth on the Balance Sheet. The opinion expressed in the preceding

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         131
     sentence assumes (i) that the Guarantor will continue to operate as a going concern, (ii) the collection of Accounts Receivable and the sale of Inventory in the ordinary course of business and (iii) the realization of the fair saleable value of the Guarantor's Land, Buildings, Equipment, Furniture and Improvements, as those terms are used on the Balance Sheet.

      (i) As of the Effective Date, the Intercompany Loans are payable on demand by the Primary Borrower. Despite the fact that the Intercompany Loans are payable on demand, by virtue of the agreement of the Primary Borrower set forth in clause (ii) of Section 5.30 of the Credit Agreement, the Guarantor can reasonably be expected to remain solvent, to have sufficient capital with which to operate and to be able to repay its indebtedness as it becomes due.

      (j) The Guarantor and the Primary Borrower are separately incorporated entities that operate independently from each other. As of the Effective Date, Guarantor utilizes certain accounting, cash management, management and other operational and organizational functions of the Primary Borrower for operational and organizational efficiency, as well as to assist in the preparation of tax returns on a consolidated basis. In the event these functions were no longer provided to the Guarantor by the Primary Borrower, Guarantor would need to make the necessary adjustments in its operations and organizational functions, in order to replace such functions. As of the Effective Date hereof, the majority of the manufacturing and purchasing functions of the Guarantor are handled independently from the Primary Borrower, although some of these functions are occasionally shared for efficiency or as special circumstances warrant.

      (k) Schedule 5(k) to this Guarantee contains a complete list of Guarantor's production equipment as of the date hereof, which in the opinion of Guarantor's management has a fair saleable value in an orderly liquidations of not more than approximately $2,300,000.

     6. Covenants. Guarantor hereby expressly assumes, confirms, and agrees to perform, observe, and be bound by all conditions and covenants set forth in the Credit Agreement, to the extent applicable to it, as if it were a signatory thereto. Guarantor further covenants and agrees (a) punctually and properly to perform all of Guarantor's covenants and duties under any other Loan Documents;
(b) from time to time promptly to furnish the Administrative Agent with any information or writings which the Administrative Agent may reasonably request concerning this Guarantee; and (c) promptly to notify the Administrative Agent of any claim, action, or proceeding affecting this Guarantee.

     7. Amendments, etc. No amendment or waiver of any provision of this Guarantee nor consent to any departure by Guarantor therefrom shall in any event be effective unless the same shall be in writing and signed by the Administrative Agent, with the consent of all of the Lenders; and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     8. Addresses for Notices. Unless otherwise provided herein, all notices, requests, consents and demands shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         132
to the address specified on the signature page hereof, in the case of the Guarantor, or in the Credit Agreement, in the case of the Administrative Agent, or, as to either such party, to such other addresses as may be designated by it in written notice to the other. All notices, requests, consents and demands hereunder shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy, or if mailed, effective on the earlier of actual receipt or three (3) days after being mailed by certified mail, return receipt requested, postage prepaid, addressed as aforesaid.

     9. No Waiver: Remedies. No failure on the part of the Administrative Agent, the Issuing Bank or any Lender to exercise, and no delay in exercising, any right hereunder or under any of the other Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any of the other Loan Documents preclude any other or further exercise thereof or the exercise of any other right. Neither the Administrative Agent, the Issuing Bank nor any Lender shall be required to (a) prosecute collection or seek to enforce or resort to any remedies against the Primary Borrower or any other Person liable on any of the Obligations, or under the Secondary Guarantee,
(b) join the Primary Borrower or any other Person liable on any of the Obligations in any action in which the Administrative Agent, the Issuing Bank or any Lender prosecutes collection or seeks to enforce or resort to any remedies against the Primary Borrower or other Person liable on any of the Obligations, or (c) seek to enforce or resort to any remedies with respect to any Liens granted to (or benefiting, directly or indirectly) the Administrative Agent, the Issuing Bank or any Lender by the Primary Borrower or any other Person liable on any of the Obligations. Neither the Administrative Agent, the Issuing Bank nor any Lender shall have any obligation to protect, secure or insure any of the Liens or the properties or interests in properties subject thereto. The remedies herein provided are cumulative and not exclusive of any remedies provided by Applicable Law.

     10. Right of Set-Off. Upon the occurrence and during the continuance of any Event of Default, each Lender, the Issuing Bank and the Administrative Agent is hereby authorized at any time and from time to time, to the fullest extent permitted by Applicable Law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender, the Issuing Bank and the Administrative Agent to or for the credit or the account of Guarantor against any and all of the obligations of Guarantor now or hereafter existing under this Guarantee, irrespective of whether or not the Administrative Agent shall have made any demand under this Guarantee. Upon the exercise of any such right of set-off, each Lender, the Issuing Bank and the Administrative Agent shall be deemed to agree promptly to notify Guarantor after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender, the Issuing Bank and the Administrative Agent under this Section 10 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which it may have.

     11. Liens. Guarantor agrees that the Administrative Agent, the Issuing Bank or any Lender, in its discretion, may without notice or demand and without affecting either the liability of Guarantor under this Guarantee, or the liability of the Primary Borrower or any other Person liable on any of the Obligations, or the Liens and security interests created by this Guarantee, or any security interest or other Lien, upon the occurrence of an Event of Default, foreclose any deed of

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         133
trust or mortgage or similar Lien covering interests in real or personal property, and the interests in real or personal property secured thereby, by nonjudicial sale; and Guarantor hereby waives any defense to the recovery by the Administrative Agent, the Issuing Bank or any Lender hereunder against the Primary Borrower, Guarantor or any collateral of any deficiency after a nonjudicial sale. Without limiting the foregoing, Guarantor waives, to the extent not prohibited by Applicable Law, any defense arising out of any such nonjudicial sale even though such sale operates to impair or extinguish any right of reimbursement, contribution or subrogation or any other right or remedy of Guarantor against the Primary Borrower or any other Person or any other collateral. Guarantor hereby agrees that Guarantor shall be liable, subject to the limitations of Section 1 hereof, for any part of the Obligations remaining unpaid after any foreclosure.

     12. Continuing Guarantee; Transfer of Obligations. This Guarantee is an irrevocable continuing guarantee of payment and not of collection, and shall (a) remain in full force and effect until final payment in full of the Obligations and all other amounts payable under this Guarantee, (b) be binding upon Guarantor, its successors and assigns, and (c) inure to the benefit of and be enforceable by the Administrative Agent and its successors, assigns and/or replacements as Administrative Agent under the Credit Agreement, acting on behalf of itself, as Administrative Agent, and on behalf of each Lender and the Issuing Bank and its respective successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), to the extent permitted by the Credit Agreement, each Lender, the Issuing Bank and the Administrative Agent may assign or otherwise transfer its rights under the Credit Agreement, or any of the Loan Documents or any interest therein to any other Person; and such other Person shall thereupon become vested with all the rights or any interest herein, as appropriate, in respect hereof granted to the Administrative Agent on behalf of itself, as Administrative Agent, and as agent for the Lender and the Issuing Bank, herein or otherwise.

     13. Information. Guarantor acknowledges and agrees that it shall have the sole responsibility for obtaining from the Primary Borrower such information concerning the Primary Borrower's financial condition or business operations as Guarantor may require, and that neither the Administrative Agent, the Issuing Bank nor any Lender has any duty at any time to disclose to Guarantor any information relating to the business, operations or financial conditions of the Primary Borrower.

     14. Foreign Currencies. With respect to each of the Obligations (or portion thereof) hereby guaranteed that is payable in a Foreign Currency, the following provisions shall apply: The Guarantor shall be obligated to pay to the Administrative Agent the unpaid amount of such Obligations in the same Foreign Currency and place in which such Obligations are payable by their terms; provided, however, that if for any reason whatsoever the Guarantor is unable to effect payment of such unpaid amount as aforesaid, the Guarantor shall be obligated to pay to the Administrative Agent at its office at 270 Park Avenue, New York, New York, the equivalent of such unpaid amount in Dollars, computed at the Administrative Agent's selling rate most recently in effect on or prior to the date such Obligations become due, for cable transfers of such Foreign Currency to the place where such Obligations are payable. In any case in which the Guarantor shall make or shall be obligated to make such payment in Dollars, the Guarantor shall hold each Lender and the Issuing Bank harmless from any loss incurred by it arising from any change in the value of

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         134

Dollars in relation to such Foreign Currency between the date such Obligations become due and the date such Lender or the Issuing Bank is actually able, following the conversion of the Dollars paid by the Guarantor into such Foreign Currency and remittance of such Foreign Currency to the place where such Obligations are payable, to apply such Foreign Currency to such Obligations.

     15. GOVERNING LAW. THIS GUARANTEE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ALABAMA APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE, WITHOUT GIVING EFFECT TO ANY CONFLICTS OF LAWS PRINCIPLES.

     16. Jurisdiction and Venue. In the event that the Administrative Agent commences any legal proceeding before any court in connection with the enforcement of, or collection of any amount due under, this Guarantee, or if the Guarantor commences any legal proceeding before any court in connection with this Guarantee, Guarantor and the Administrative Agent, on behalf of itself and as agent for the Lenders and the Issuing Bank, each consents that (a) the courts of the State of New York and/or the United States Federal Courts located in the State of New York, shall have jurisdiction over all parties and over any such proceedings; and (b) the venue of any such action shall be in Monroe County, New York and/or the United States District Court for the Western District of New York, located in Monroe County, New York.

     17. WAIVER OF JURY TRIAL. GUARANTOR AND THE ADMINISTRATIVE AGENT HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVE, TO THE EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATING TO THIS GUARANTEE OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE ADMINISTRATIVE AGENT, THE ISSUING BANK AND EACH LENDER ENTERING INTO THE CREDIT AGREEMENT.

     18. Guarantor Insolvency. Should Guarantor become insolvent, fail to pay its debts generally as they become due, voluntarily seek, consent to, or acquiesce in the benefits of any Debtor Relief Law or become a party to or be made the subject (other than as a creditor or claimant) of any proceeding provided for by any Debtor Relief Law that is not dismissed in 60 days that could suspend or otherwise adversely affect the rights of the Administrative Agent granted hereunder, then the obligations of Guarantor under this Guarantee shall be, as between Guarantor and the Administrative Agent, the fully-matured, due and payable obligation of Guarantor to the Administrative Agent (without regard to whether the Primary Borrower is then in Default under the Credit Agreement or whether any part of the Obligations are then due and owing by the Primary Borrower), payable in full by Guarantor to the Administrative Agent upon demand, which shall be the estimated amount owing in respect of the contingent claim created hereunder.

     19. ENTIRE AGREEMENT. THIS GUARANTEE, TOGETHER WITH THE OTHER LOAN DOCUMENTS, REPRESENTS THE FINAL AGREEMENT AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         135

     20. Relationship Between Primary and Secondary Guarantees. Any amounts received from time to time by the Administrative Agent, the Issuing Bank, or any Lender from the Guarantor as payments against Guarantor's obligations under either this Guarantee or the Secondary Guarantee shall be applied first to the portion of the Obligations guaranteed pursuant to the Secondary Guarantee and second to the portion of the Obligations guaranteed pursuant to this Guarantee; provided that any proceeds of Collateral (as such term is defined in the Security Agreement securing this Guarantee) received by any such Person shall be applied in accordance with such Security Agreement.

     IN WITNESS WHEREOF, the Guarantor has caused this Guarantee to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

Address for Guarantor:

                                                      IEC Arab, Alabama, Inc.




                                             By:_______________________________

                                             Name:______________________________

                                             Title:_____________________________


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         136

                                  SCHEDULE 4.01(g-1)
                          Secondary Guarantee of Alabama Sub

                             SECONDARY GUARANTEE AGREEMENT

     THIS SECONDARY GUARANTEE AGREEMENT, dated as of ________ __, 1998 (this "Guarantee"), is made by IEC Arab, Alabama, Inc. an Alabama corporation (the "Guarantor"), of obligations of IEC Electronics Corp., a Delaware corporation ("Primary Borrower"), under the Credit Agreement (defined below) among the Primary Borrower, The Chase Manhattan Bank, as Administrative Agent (as defined below, the "Administrative Agent"), and the lenders from time to time parties to the Credit Agreement (singly, a "Lender" and collectively, the "Lenders").

                                       RECITALS

     R1. The Primary Borrower, the Administrative Agent and the Lenders have entered into that certain Credit Agreement, dated as of ________ __, 1998 (said Credit Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Credit Agreement"). The capitalized terms not otherwise defined herein have the meanings specified in the Credit Agreement.

     R2. Pursuant to the Credit Agreement, the Primary Borrower may, subject to the terms of the Credit Agreement and the other Loan Documents, request that the Lenders make Loans, and that the Issuing Bank issue Letters of Credit, to the Primary Borrower.

     R3. Guarantor is a wholly owned Subsidiary of the Primary Borrower, and Guarantor depends on the Primary Borrower to provide Guarantor with short term demand loans ("Intercompany Loans"), without which Guarantor would be unable to operate and to pay its obligations as they become due. As of April 24, 1998, Guarantor owes the Primary Borrower the principal amount of approximately $16,398,359 for outstanding Intercompany Loans, and Guarantor would be unable to repay such amount if immediate payment thereof were demanded by the Primary Borrower. It is a condition to (i) the Lenders' obligations to make Loans to the Primary Borrower under the Credit Agreement, (ii) the Primary Borrower's continued forbearance with respect to outstanding Intercompany Loans to Guarantor, and (iii) the making of additional Intercompany Loans by the Primary Borrower to the Guarantor, that Guarantor guarantee repayment of a portion of the Facility Obligations upon the terms and conditions set forth herein.

     R4. Primary Borrower requires financing of the kind provided to it by the Credit Agreement, in part, in order for the Primary Borrower to provide, in turn, the above-described Intercompany Loan support to Guarantor.

     R5. The Board of Directors of Guarantor has determined that (i) the execution, delivery and performance of this Guarantee is necessary and convenient to the conduct, promotion and attainment of Guarantor's business and
(ii) Guarantor may reasonably be expected to benefit, directly and indirectly, from the Loans and the issuance of Letters of Credit.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         137

     R6. Guarantor desires to induce the Lenders to make such Loans and the Issuing Bank to issue, and the Lenders to participate in the issuance of, Letters of Credit, which may reasonably be expected to benefit, directly and indirectly, Guarantor.

     NOW, THEREFORE, in consideration of the premises and in order to induce the Lenders to make Loans and issue, or participate in the issuance of, Letters of Credit under the Credit Agreement, Guarantor hereby agrees with the Administrative Agent, acting individually, as the Administrative Agent under the Credit Agreement, and in its capacity under the Credit Agreement as agent for each of the Lenders and the Issuing Bank, (in such capacities, the "Administrative Agent") as follows:

     1.     Guarantee.

      (a) Subject to the provisions of Paragraphs 1(b) and 1(c) hereof, Guarantor hereby unconditionally guarantees to the Administrative Agent the punctual payment of, and promises to pay to the Administrative Agent, when due, whether at stated maturity, by mandatory prepayment, by acceleration or otherwise, all obligations, indebtedness and liabilities of the Primary Borrower to the Administrative Agent, the Lenders, the Issuing Bank and any Related Parties, now or hereafter arising from, by virtue of or pursuant to the Credit Agreement, or any other Loan Document and any and all rearrangements, renewals and extensions thereof, or any part thereof, or any amendments thereto, whether for principal, interest (including, without limitation, interest, fees and other charges that would accrue or become owing both prior to and subsequent to, and but for the commencement of, any proceeding against or with respect to the Primary Borrower under any chapter of the Bankruptcy Code of 1978, 11 U.S.C ss.101 et seq. (the "Bankruptcy Code") whether or not a claim is allowed for the same in any such proceeding), LC Disbursements, premium, fees, commissions, expenses or otherwise (such obligations being the "Obligations") and agrees to pay to the Administrative Agent, any and all reasonable costs, expenses and charges (including, without limitation, fees and charges of external legal counsel and costs allocated by any internal legal department) incurred by the Administrative Agent, and any of the Lenders and the Issuing Bank in the administration, enforcement or collection of all or any part of the Obligations, whether such Obligations are direct, indirect, fixed, contingent, joint, several or joint and several, and of any rights under this Guarantee.

      (b) The provisions of Paragraph 1(a) above to the contrary notwithstanding, the Guarantor's liability under this Guarantee for payment of the Obligations shall be limited to $2,300,000. All payments and collections received from time to time by the Administrative Agent, the Issuing Bank, or the Lenders from the Primary Borrower or from any other Person or source, other than the Guarantor either pursuant to this Guarantee or as a result of payment by the Guarantor of Intercompany Loans, shall be deemed to be applied (i) first to that portion of the Obligations which are not guaranteed hereunder by virtue of such limitation or under the Primary Guarantee Agreement executed by Guarantor pursuant to Section 4.01(g) of the Credit Agreement (the"Primary Guarantee"), (ii) second to that portion of the Obligations which are guaranteed hereunder and are within such limitation and (iii) finally to that portion of the Obligations which are guaranteed pursuant to the Primary Guarantee.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         138

      (c) Anything contained in this Guarantee to the contrary notwithstanding, the obligations of Guarantor hereunder shall be limited to a maximum aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance as a fraudulent transfer or conveyance under Section 548 of the Bankruptcy Code or under any applicable provisions of state insolvency or fraudulent transfer laws, or other comparable state laws (collectively, the "Fraudulent Transfer Laws"), in each case after giving effect to all other liabilities of Guarantor, contingent or otherwise, that are relevant under the Fraudulent Transfer Laws (specifically excluding, however, any liabilities of Guarantor to the Primary Borrower in respect of Intercompany Loans or other intercompany indebtedness to other Affiliates of the Primary Borrower to the extent that such indebtedness would be discharged in an amount equal to the amount paid by Guarantor hereunder and under the Primary Guarantee) and after giving effect as assets, subject to Paragraph 4(a) hereof, to the value (as determined under the applicable provisions of the Fraudulent Transfer Laws) of any rights to subrogation, reimbursement or contribution of Guarantor pursuant to (i) applicable laws, rules and regulations, and any applicable orders, writs, injunctions or decrees of any court or Governmental Authority (collectively, "Applicable Law") or (ii) any agreement providing for an equitable allocation among Guarantor and other Affiliates of the Primary Borrower of obligations arising under Guarantees by such parties.

     2. Guarantee Absolute. Guarantor guarantees that the Obligations will be paid strictly in accordance with the terms of the Credit Agreement, and the other Loan Documents, regardless of any Applicable Law, now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of any Lender, the Issuing Bank or the Administrative Agent with respect thereto. The obligations and liabilities of Guarantor hereunder are independent of the obligations of the Primary Borrower under the Credit Agreement and any Applicable Law. The liability of Guarantor under this Guarantee shall be absolute and unconditional irrespective of:

      (a) the taking or accepting of any other security or Guarantee for any or all of the Obligations, or any reduction or termination of any Commitment;

      (b) any increase, reduction or payment in full at any time or from time to time of any part of the Obligations;

      (c) any lack of validity or enforceability of the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, including but not limited to the unenforceability of all or any part of the Obligations by reason of the fact that (i) the Obligations, and/or the interest paid or payable with respect thereto, exceeds the amount permitted by Applicable Law, (ii) the act of creating the Obligations, or any part thereof, is ultra vires, (iii) the officers creating same acted in excess of their authority, or (iv) for any other reason;

      (d) any lack of corporate power of the Primary Borrower or any other Person at any time liable for the payment of any or all of the Obligations;

      (e) any insolvency, bankruptcy, reorganization, receivership or other proceeding under

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         139
     any applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, fraudulent transfer or similar laws from time to time in effect affecting the rights of creditors generally (collectively, "Debtor Relief Laws") involving the Primary Borrower, Guarantor or any other Person obligated on any of the Obligations;

      (f) any renewal, compromise, extension, acceleration or other change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations; any adjustment, indulgence, forbearance, or compromise that may be granted or given by any Lender to the Primary Borrower, Guarantor, or any Person at any time liable for the payment of any or all of the Obligations; or any other modification, amendment, or waiver of or any consent to departure from the Credit Agreement, or any other Loan Document or other agreement or instrument relating thereto, without notification of Guarantor (the right to such notification being herein specifically waived by Guarantor);

      (g) any exchange, release, sale, subordination, compromise, or non-perfection of any collateral or Lien securing the Obligations or any part thereof, or any lack of validity or enforceability, change in priority, destruction, reduction, or loss or impairment of value of any such collateral or Lien;

      (h) any invalidity, release, amendment, compromise or waiver of, or consent to depart from, any other Guarantee for all or any of the Obligations;

      (i) the failure by any Lender, the Issuing Bank or the Administrative Agent to make any demand upon or to bring any legal, equitable, or other action under the Primary Guarantee or against the Primary Borrower or any other Person (including without limitation any other Guarantor), or the failure or delay by any Lender, the Issuing Bank or the Administrative Agent to, or the manner in which any Lender, the Issuing Bank or the Administrative Agent shall, proceed to exhaust rights against any direct or indirect security for the Obligations;

      (j) the existence of any claim, defense, set-off, or other rights which the Primary Borrower, Guarantor or any other Person may have at any time against the Primary Borrower, any Lender, the Issuing Bank, the Administrative Agent, or Guarantor, or any other Person, whether under the Primary Guarantee or in connection with this Guarantee, the other Loan Documents, the transactions contemplated thereby, or any other transaction;

      (k) any failure of any Lender, the Issuing Bank or the Administrative Agent to notify Guarantor of any renewal, extension, or assignment of the Obligations or any part thereof, or of the non-perfection, compromise or release of any security, or of any other action taken or refrained from being taken by any Lender, the Issuing Bank or the Administrative Agent, it being understood that the Lenders, the Issuing Bank and the Administrative Agent shall not be required to give Guarantor any notice of any kind under any circumstances whatsoever with respect to or in connection with the Obligations;

      (l) any payment by the Primary Borrower to any Lender, the Issuing Bank or the Administrative Agent being held to constitute a preference under any Debtor Relief Law or,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         140
     for any other reason, any Lender, the Issuing Bank or the Administrative Agent being required to refund such payment or pay the amount thereof to another Person; or

      (m) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Primary Borrower, Guarantor, any other Person liable on the Obligations, including without limitation any defense by reason of any disability or other defense of the Primary Borrower, or the cessation from any cause whatsoever of the liability of the Primary Borrower, or any claim that Guarantor's obligations hereunder exceed or are more burdensome than those of the Primary Borrower.

     This Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any Obligations is rescinded or must otherwise be returned by any Lender, the Issuing Bank, the Administrative Agent or any other Person upon the insolvency, bankruptcy or reorganization of the Primary Borrower, Guarantor or otherwise, all as though such payment had not been made.

     3. Waiver. To the extent not prohibited by Applicable Law, Guarantor hereby waives: (a) promptness, protests, diligence, presentment, acceptance, performance, demands for performance, notices of nonperformance, notices of protests, notices of dishonor, notices of acceptance of this Guarantee and of the existence, creation or incurrence of new or additional indebtedness, and any of the events described in Section 2 and of any other occurrence or matter with respect to any of the Obligations, this Guarantee or any of the other Loan Documents; (b) any requirement that any Lender, the Issuing Bank or the Administrative Agent protect, secure, perfect, or insure any Lien or security interest or any property subject thereto or exhaust any right or take any action against the Primary Borrower or any other Person or any collateral or pursue any other remedy in any Lender's, the Issuing Bank's or the Administrative Agent's power whatsoever; (c) any right to assert against any Lender, the Issuing Bank or the Administrative Agent as a counterclaim, set-off or cross-claim, any counterclaim, set-off or claim which it may now or hereafter have against the Primary Borrower or other Person liable on the Obligations; (d) any right to seek or enforce any remedy or right that any Lender, the Issuing Bank or the Administrative Lender now has or may hereafter have against the Primary Borrower or any other Guarantor or under the Primary Guarantee; (e) any right to participate in any collateral or in any right benefiting the Lenders, the Issuing Bank or the Administrative Agent in respect of the Obligations; and (f) any right by which it might be entitled to require suit on an accrued right of action in respect of any of the Obligations or require suit against the Primary Borrower or any other Person.

     4.     Subrogation and Subordination.

      (a) Notwithstanding any reference to subrogation contained herein to the contrary, Guarantor hereby agrees that, until the Obligations have been paid in full to the Lenders, the Issuing Bank and the Administrative Agent, except as provided in Section 5.30 of the Credit Agreement, Guarantor shall not be entitled to enforce, pursue or exercise any claim or other rights which it may have or hereafter acquire against the Primary Borrower or under any other Guarantee of any of the Obligations, that arise from the existence, payment, performance or enforcement of Guarantor's obligations under this Guarantee, including, without limitation, any

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         141
     right of subrogation, reimbursement, exoneration, contribution, indemnification, any right to participate in any claim or remedy of any Lender, the Issuing Bank or the Administrative Agent against the Primary Borrower or in any collateral which any of them now has or hereafter acquires, whether or not such claim, remedy or right arises in equity, or under contract, statute or common law, including without limitation, the right to take or receive from the Primary Borrower, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim or other rights. If any amount shall be paid to Guarantor in violation of the preceding sentence and the Obligations shall not have been paid in full, such amount shall be deemed to have been paid to Guarantor for the benefit of, and held in trust for the benefit of, the Lenders, the Issuing Bank and the Administrative Agent, and shall forthwith be paid to the Administrative Agent to be credited and applied upon the Obligations, whether matured or unmatured, in accordance with the terms of the Credit Agreement.

      (b) If Guarantor becomes the holder of any indebtedness payable by the Primary Borrower, Guarantor hereby subordinates all indebtedness owing to it from the Primary Borrower to all Obligations of the Primary Borrower to any Lender, to the Issuing Bank or to the Administrative Agent, and agrees that upon the occurrence and continuance of a Default or an Event of Default, it shall not accept any payment on the same until payment in full of all Obligations, and shall in no circumstance whatever attempt to set-off or reduce any obligations hereunder because of such indebtedness. If any amount shall nevertheless be paid to Guarantor by the Primary Borrower prior to payment in full of the Obligations, such amount shall be held in trust for the benefit of the Lenders, the Issuing Bank and the Administrative Agent and shall forthwith be paid to the Administrative Agent to be credited and applied to the Obligations, whether matured or unmatured.

     5. Representations and Warranties. Guarantor hereby represents and warrants as follows:

      (a) The execution, delivery and performance by it of this Guarantee have been duly authorized by all necessary corporate action and do not and will not contravene its bylaws or its articles of incorporation.

      (b) The execution, delivery and performance by it of this Guarantee do not and will not contravene any Applicable Law or any contractual restriction binding on or affecting it or any of its properties, and do not and will not result in or require the creation of any Lien, security interest or other charge or encumbrance upon or with respect to any of its properties, except pursuant to the Security Agreement in the form of Schedule 4.01(j) to the Credit Agreement, required to be executed by it pursuant to Section 4.01(j) of the Credit Agreement.

      (c) No authorization or approval or other action by, and no notice to or filing with, any Person or entity not otherwise obtained is required for the due execution, delivery and performance by it of this Guarantee.

      (d) This Guarantee is a legal, valid and binding obligation of Guarantor, enforceable

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         142
     against Guarantor, in accordance with its terms, subject to Debtor Relief Laws.

      (e) There is no action, suit or proceeding pending or, to the knowledge of Guarantor, threatened against or otherwise affecting it before any Governmental Authority or arbitrator which would prohibit the execution, delivery and performance by it of this Guarantee.

      (f) The statements set forth in Recitals R3 through R6 of this Guarantee are correct in all respects.

      (g) As of April 24, 1998, the Guarantor owed the Primary Borrower the principal amount of $16,398,359 for outstanding Intercompany Loans made by the Primary Borrower to the Guarantor.

      (h) Attached to this Guarantee as Exhibit 5(h) is a balance sheet of the Guarantor (the "Balance Sheet") dated as of March 27, 1998, (the "Balance Sheet Date"), which (i) was prepared in accordance with generally accepted accounting principles consistently applied in the preparation of the Primary Borrower's and its Subsidiaries' consolidated financial statements,
     (ii) is true and complete, (iii) and fairly presents the Guarantor's financial condition as of the Balance Sheet Date. The Current Liabilities line item on the Balance Sheet, "Intercompany Payables", represents entirely amounts owed as of the Balance Sheet Date as Intercompany Loans by the Guarantor to the Primary Borrower, and no intercompany payables are owed as of the date hereof to any Person other than the Primary Borrower. No amount set forth on the Balance Sheet as Long Term Debt was owed to the Primary Borrower, no long term debt is owed by the Guarantor to the Primary Borrower on the date hereof, and the Guarantor's long term debt has not increased since the Balance Sheet Date. In the opinion of the management of the Guarantor, the Guarantor's Total Shareholders' Equity did not decline by more than $180,000 between the Balance Sheet Date and April 24, 1998. In the opinion of the management of the Guarantor, the net realizable value of the Guarantor's assets, other than Goodwill, as of the date hereof is approximately equal to the aggregate net value of such assets set forth on the Balance Sheet. The opinion expressed in the preceding sentence assumes
     (i) that the Guarantor will continue to operate as a going concern, (ii) the collection of Accounts Receivable and the sale of Inventory in the ordinary course of business and (iii) the realization of the fair saleable value of the Guarantor's Land, Buildings, Equipment, Furniture and Improvements, as those terms are used on the Balance Sheet.

      (i) As of the Effective Date, the Intercompany Loans are payable on demand by the Primary Borrower. Despite the fact that the Intercompany Loans are payable on demand, by virtue of the agreement of the Primary Borrower set forth in clause (ii) of Section 5.30 of the Credit Agreement, the Guarantor can reasonably be expected to remain solvent, to have sufficient capital with which to operate and to be able to repay its indebtedness as it becomes due.

      (j) The Guarantor and the Primary Borrower are separately incorporated entities that operate independently from each other. As of the Effective Date, Guarantor utilizes certain accounting, cash management, management and other operational and organizational

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         143
     functions of the Primary Borrower for operational and organizational efficiency, as well as to assist in the preparation of tax returns on a consolidated basis. In the event these functions were no longer provided to the Guarantor by the Primary Borrower, Guarantor would need to make the necessary adjustments in its operations and organizational functions, in order to replace such functions. As of the Effective Date hereof, the majority of the manufacturing and purchasing functions of the Guarantor are handled independently from the Primary Borrower, although some of these functions are occasionally shared for efficiency or as special circumstances warrant.

     6. Covenants. Guarantor hereby expressly assumes, confirms, and agrees to perform, observe, and be bound by all conditions and covenants set forth in the Credit Agreement, to the extent applicable to it, as if it were a signatory thereto. Guarantor further covenants and agrees (a) punctually and properly to perform all of Guarantor's covenants and duties under any other Loan Documents;
(b) from time to time promptly to furnish the Administrative Agent with any information or writings which the Administrative Agent may reasonably request concerning this Guarantee; and (c) promptly to notify the Administrative Agent of any claim, action, or proceeding affecting this Guarantee.

     7. Amendments, etc. No amendment or waiver of any provision of this Guarantee nor consent to any departure by Guarantor therefrom shall in any event be effective unless the same shall be in writing and signed by the Administrative Agent, with the consent of all of the Lenders; and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

     8. Addresses for Notices. Unless otherwise provided herein, all notices, requests, consents and demands shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telecopy to the address specified on the signature page hereof, in the case of the Guarantor, or in the Credit Agreement, in the case of the Administrative Agent, or, as to either such party, to such other addresses as may be designated by it in written notice to the other. All notices, requests, consents and demands hereunder shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy, or if mailed, effective on the earlier of actual receipt or three (3) days after being mailed by certified mail, return receipt requested, postage prepaid, addressed as aforesaid.

     9. No Waiver: Remedies. No failure on the part of the Administrative Agent, the Issuing Bank or any Lender to exercise, and no delay in exercising, any right hereunder or under any of the other Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any of the other Loan Documents preclude any other or further exercise thereof or the exercise of any other right. Neither the Administrative Agent, the Issuing Bank nor any Lender shall be required to (a) prosecute collection or seek to enforce or resort to any remedies against the Primary Borrower or any other Person liable on any of the Obligations or under the Primary Guarantee,
(b) join the Primary Borrower or any other Person liable on any of the Obligations in any action in which the Administrative Agent, the Issuing Bank or any Lender prosecutes collection or seeks to enforce or resort to any remedies against the Primary Borrower or other Person liable on any of the Obligations, or (c) seek to enforce or resort to any remedies

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         144
with respect to any Liens granted to (or benefiting, directly or indirectly) the Administrative Agent, the Issuing Bank or any Lender by the Primary Borrower or any other Person liable on any of the Obligations. Neither the Administrative Agent, the Issuing Bank nor any Lender shall have any obligation to protect, secure or insure any of the Liens or the properties or interests in properties subject thereto. The remedies herein provided are cumulative and not exclusive of any remedies provided by Applicable Law.

     10. Right of Set-Off. Upon the occurrence and during the continuance of any Event of Default, each Lender, the Issuing Bank and the Administrative Agent is hereby authorized at any time and from time to time, to the fullest extent permitted by Applicable Law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender, the Issuing Bank and the Administrative Agent to or for the credit or the account of Guarantor against any and all of the obligations of Guarantor now or hereafter existing under this Guarantee, irrespective of whether or not the Administrative Agent shall have made any demand under this Guarantee. Upon the exercise of any such right of set-off, each Lender, the Issuing Bank and the Administrative Agent shall be deemed to agree promptly to notify Guarantor after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender, the Issuing Bank and the Administrative Agent under this Section 10 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which it may have.

     11. Liens. Guarantor agrees that the Administrative Agent, the Issuing Bank or any Lender, in its discretion, may without notice or demand and without affecting either the liability of Guarantor under this Guarantee, or the liability of the Primary Borrower or any other Person liable on any of the Obligations, or the Liens and security interests created by this Guarantee, or any security interest or other Lien, upon the occurrence of an Event of Default, foreclose any deed of trust or mortgage or similar Lien covering interests in real or personal property, and the interests in real or personal property secured thereby, by nonjudicial sale; and Guarantor hereby waives any defense to the recovery by the Administrative Agent, the Issuing Bank or any Lender hereunder against the Primary Borrower, Guarantor or any collateral of any deficiency after a nonjudicial sale. Without limiting the foregoing, Guarantor waives, to the extent not prohibited by Applicable Law, any defense arising out of any such nonjudicial sale even though such sale operates to impair or extinguish any right of reimbursement, contribution or subrogation or any other right or remedy of Guarantor against the Primary Borrower or any other Person or any other collateral. Guarantor hereby agrees that Guarantor shall be liable, subject to the limitations of Section 1 hereof, for any part of the Obligations remaining unpaid after any foreclosure.

     12. Continuing Guarantee; Transfer of Obligations. This Guarantee is an irrevocable continuing guarantee of payment and not of collection, and shall (a) remain in full force and effect until final payment in full of the Obligations and all other amounts payable under this Guarantee, (b) be binding upon Guarantor, its successors and assigns, and (c) inure to the benefit of and be enforceable by the Administrative Agent and its successors, assigns and/or replacements as Administrative Agent under the Credit Agreement, acting on behalf of itself, as Administrative Agent, and on behalf of each Lender and the Issuing Bank and its respective successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), to the extent

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         145
permitted by the Credit Agreement, each Lender, the Issuing Bank and the Administrative Agent may assign or otherwise transfer its rights under the Credit Agreement, or any of the Loan Documents or any interest therein to any other Person; and such other Person shall thereupon become vested with all the rights or any interest herein, as appropriate, in respect hereof granted to the Administrative Agent on behalf of itself, as Administrative Agent, and as agent for the Lender and the Issuing Bank, herein or otherwise.

     13. Information. Guarantor acknowledges and agrees that it shall have the sole responsibility for obtaining from the Primary Borrower such information concerning the Primary Borrower's financial condition or business operations as Guarantor may require, and that neither the Administrative Agent, the Issuing Bank nor any Lender has any duty at any time to disclose to Guarantor any information relating to the business, operations or financial conditions of the Primary Borrower.

     14. Foreign Currencies. With respect to each of the Obligations (or portion thereof) hereby guaranteed that is payable in a Foreign Currency, the following provisions shall apply: The Guarantor shall be obligated to pay to the Administrative Agent the unpaid amount of such Obligations in the same Foreign Currency and place in which such Obligations are payable by their terms; provided, however, that if for any reason whatsoever the Guarantor is unable to effect payment of such unpaid amount as aforesaid, the Guarantor shall be obligated to pay to the Administrative Agent at its office at 270 Park Avenue, New York, New York, the equivalent of such unpaid amount in Dollars, computed at the Administrative Agent's selling rate most recently in effect on or prior to the date such Obligations become due, for cable transfers of such Foreign Currency to the place where such Obligations are payable. In any case in which the Guarantor shall make or shall be obligated to make such payment in Dollars, the Guarantor shall hold each Lender and the Issuing Bank harmless from any loss incurred by it arising from any change in the value of Dollars in relation to such Foreign Currency between the date such Obligations become due and the date such Lender or the Issuing Bank is actually able, following the conversion of the Dollars paid by the Guarantor into such Foreign Currency and remittance of such Foreign Currency to the place where such Obligations are payable, to apply such Foreign Currency to such Obligations.

     15. GOVERNING LAW. THIS GUARANTEE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ALABAMA APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE, WITHOUT GIVING EFFECT TO ANY CONFLICTS OF LAWS PRINCIPLES.

     16. Jurisdiction and Venue. In the event that the Administrative Agent commences any legal proceeding before any court in connection with the enforcement of, or collection of any amount due under, this Guarantee, or if the Guarantor commences any legal proceeding before any court in connection with this Guarantee, Guarantor and the Administrative Agent, on behalf of itself and as agent for the Lenders and the Issuing Bank, each consents that (a) the courts of the State of New York and/or the United States Federal Courts located in the State of New York, shall have jurisdiction over all parties and over any such proceedings; and (b) the venue of any such action shall be in Monroe County, New York and/or the United States District Court for the Western District of New York, located in Monroe County, New York.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         146

     17. WAIVER OF JURY TRIAL. GUARANTOR AND THE ADMINISTRATIVE AGENT HEREBY KNOWINGLY, VOLUNTARILY, IRREVOCABLY AND INTENTIONALLY WAIVE, TO THE EXTENT PERMITTED BY LAW, ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATING TO THIS GUARANTEE OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE ADMINISTRATIVE AGENT, THE ISSUING BANK AND EACH LENDER ENTERING INTO THE CREDIT AGREEMENT.

     18. Guarantor Insolvency. Should Guarantor become insolvent, fail to pay its debts generally as they become due, voluntarily seek, consent to, or acquiesce in the benefits of any Debtor Relief Law or become a party to or be made the subject (other than as a creditor or claimant) of any proceeding provided for by any Debtor Relief Law that is not dismissed in 60 days that could suspend or otherwise adversely affect the rights of the Administrative Agent granted hereunder, then the obligations of Guarantor under this Guarantee shall be, as between Guarantor and the Administrative Agent, the fully-matured, due and payable obligation of Guarantor to the Administrative Agent (without regard to whether the Primary Borrower is then in Default under the Credit Agreement or whether any part of the Obligations are then due and owing by the Primary Borrower), payable in full by Guarantor to the Administrative Agent upon demand, which shall be the estimated amount owing in respect of the contingent claim created hereunder.

     19. ENTIRE AGREEMENT. THIS GUARANTEE, TOGETHER WITH THE OTHER LOAN DOCUMENTS, REPRESENTS THE FINAL AGREEMENT AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

     20. Relationship Between Primary and Secondary Guarantees. Any amounts received from time to time by the Administrative Agent, the Issuing Bank, or any Lender from the Guarantor as payments against Guarantor's obligations under either this Guarantee or the Primary Guarantee shall be applied first to that portion of the Obligations guaranteed pursuant to this Guarantee and second to that portion of the Obligations guaranteed pursuant to the Primary Guarantee; provided that any proceeds of Collateral (as that term is defined in the Security Agreement securing this Guarantee) received by any such Person shall be applied in accordance with the Security Agreement securing this Guarantee.

     IN WITNESS WHEREOF, the Guarantor has caused this Guarantee to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

Address for Guarantor:

                                                      IEC Arab, Alabama, Inc.





A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         147

                                         By:_______________________________

                                         Name:______________________________

                                         Title:________________________________


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         148

                                   SCHEDULE 4.01(h)
                        Security Agreement of Primary Borrower

                              SECURITY AGREEMENT

      This Security Agreement, dated as of _______________, is granted by IEC Electronics Corp. (the "Debtor") to The Chase Manhattan Bank, as Administrative Agent (the "Administrative Agent") for all financial institutions who are and may become either lenders or the Issuing Bank pursuant to and under the Credit Agreement as defined below (collectively, the "Lenders") and to the Lenders.

                          Statement of the Premises.

      The Debtor is concurrently herewith entering into a Credit Agreement of even date (as it may be amended or otherwise modified from time to time, the "Credit Agreement") with the Administrative Agent and the Lenders thereunder. The obligations of the Lenders to make loans and to issue letters of credit under the Credit Agreement are conditional on Debtor's execution of this Security Agreement in favor of the Lenders and the Administrative Agent (collectively, the "Secured Party").

                          Statement of Consideration.

      To induce the Lenders to enter into the Credit Agreement, to make loans and issue letters of credit thereunder and to issue letters of credit that constitute "Qualifying Obligations", as hereinafter defined, the Debtor hereby grants this Security Agreement to the Lenders and to the Administrative Agent, as the "Secured Party".

                                   Agreement

      This Security Agreement shall be continuing and subsisting until canceled by the Administrative Agent on behalf of and with the written consent of the Lenders, in the Lenders' sole discretion.

      1.    Definitions.

            1.1 Incorporation by Reference. All terms defined in Schedule A annexed hereto are hereby incorporated by reference and all such terms and words so defined are used herein with the same meanings as are therein set forth. Except as otherwise defined in this Security Agreement, terms defined in the Credit Agreement are used herein as so defined.

            1.2 Additional Definitions. The following terms shall have the following meanings for purposes of this Security Agreement (such meanings to be equally applicable to both the singular and plural forms of the terms defined):


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         149

      "Administrative Agent" means the Administrative Agent appointed as such pursuant to the Credit Agreement, and each successor thereto or replacement therefore under the terms of the Credit Agreement.

      "Collateral" means, collectively, all of the personal property of the Debtor described on Schedule A annexed hereto.

      "Corresponding", when used in conjunction with any defined term (the "referred term"), "Corresponding" refers to such specific Persons, items or documents to which such referred term pertains which are related or connected to another defined term in the context.

      "Event of Default" means any event, condition or act (including notice and lapse of time, if specified) which is defined or described as an Event of Default under the Credit Agreement or as an event of default in any other Secured Loan Document.

      "Financing Statements" mean all UCC-1 Financing Statements to be filed in any public office to perfect the security interest granted under this Security Agreement.

      "Qualifying Obligations" has the meaning set forth in Section 1.2 hereof, under Clause (b) of the definition of Secured Obligations.

      "Secured Loan Document" means any Loan Document (as defined in the Credit Agreement).

      "Secured Obligations" means all debts, liabilities and obligations of the Debtor (a) to any Secured Party pursuant to any of the Loan Documents, of every nature, whether now existing or hereafter incurred at any time or times, absolute or contingent, secured or unsecured, and any and all renewals or extensions thereof or of any portion thereof, including without limitation all principal, all interest, all prepayment premiums and breakage fees (if any), all fees, all late charges and all penalties and all expenses of collection or enforcement or attempted collection or enforcement thereof, including all reasonable fees and disbursements of any Secured Party's counsel in connection therewith, whether within or apart from any legal action or proceeding; and (b) to any Lender for reimbursement obligations related to one or more letters of credit issued by such Lender at the request of the Debtor, other than Letters of Credit issued pursuant to the Credit Agreement, to the extent that such debts, liabilities and obligations qualify as Secured Obligations pursuant to Section 7 hereof ("Qualifying Obligations").

      "Secured Party" means the Lenders and the Administrative Agent, collectively, and means each of the Lenders and the Administrative Agent, severally.

      "UCC" means the Uniform Commercial Code of the State of New York, as amended and in effect as of the date hereof.

      2.    Security Interest.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         150

            2.1 The Debtor hereby grants to the Secured Party, a security interest in all of the Collateral as security for the payment of all Secured Obligations.

            2.2 The Debtor irrevocably appoints the Administrative Agent as its lawful attorney and agent to execute any Financing Statements as contemplated by this Security Agreement in the Debtor's name and on the Debtor's behalf, and to file such Financing Statements against the Debtor signed by the Administrative Agent alone in any appropriate public office.

            2.3 This Security Agreement is in addition to and without limitation of any right of any Secured Party under any of the Loan Documents or any other security agreement, mortgage or Guarantee granted by the Debtor or any other Person to or for the benefit of any Secured Party.

      3.    Representation and Warranties.

      The Debtor represents and warrants to each Secured Party that:

            3.1 Except as listed on Schedule 3.07 to the Credit Agreement, a copy of which is attached hereto as Schedule 3.1, the Debtor has granted no currently effective security interest in the Collateral to any Person other than to the Administrative Agent, and no financing statement in favor of any such other Person as a secured party covering any of the Collateral or any proceeds thereof is on file in any public office, and the Collateral is free and clear of any "Lien" (as such quoted term is defined in the Credit Agreement), charge or encumbrance, except pursuant to and under this Security Agreement and as permitted under Section 5.21 of the Credit Agreement.

            3.2 The office location(s) of the Debtor set forth on Schedule 3.20 to the Credit Agreement, a copy of which is attached hereto as Schedule 3.2, are the true and correct locations of the Debtor's principal place of business and chief executive office and all other places of business as of the date hereof.

            3.3 The locations of all Equipment, Inventory and Fixtures of the Debtor set forth on Schedule 3.2 hereto is a true and complete listing of all of the locations of the Debtor's Equipment, Inventory and Fixtures as of the date hereof.

            3.4 Except as noted on Schedule 3.2 hereto, as of the date hereof, the Debtor conducts no business, whether directly or indirectly or through any Subsidiary or division, under any name or trade name other than its name first recited above.

            3.5 Schedule 3.5 hereto is a true and complete list of all of the Debtor's Patent Rights, Trademark Rights, Copyrights, Chattel Paper (where Debtor is obligee), Instruments, Documents, Investment Property, Insurance and Debtor's Security as of the date hereof.

            3.6 Schedule 3.6 hereto is a true and complete list of all motor vehicles, aircraft, ships and boats which are owned or leased by Debtor and are subject to any certificate of title or title registration law, rule or regulation as of the date hereof.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         151

      4.    Covenants and Agreements of Debtor.

      The Debtor severally covenants and agrees that:

            4.1 Any Secured Party shall have the right, by its employees, accountants, attorneys and other agents, (i) to examine and inspect the Collateral at any reasonable time and wherever located and (ii) to call at the Debtor's place or places of business at reasonable intervals and upon reasonable notice to inspect, audit, make test verifications and otherwise examine and make extracts from the books, records, journals, orders, receipts, correspondence and other data relating to any of the Collateral.

            4.2 Pursuant to Section 5.02 (h), clause (v) of the Credit Agreement, the Debtor will deliver reports to the Administrative Agent describing any addition, deletion or modification as of the date of each such report to the representations and warranties made in Section 3.5 above that involves (i) Patent Rights, Trademark Rights, Copyrights or Investment Property that in the opinion of Debtor's management have or has a fair saleable value greater than $100,000 for any individual item, or $250,000 for all items in the aggregate, (ii) Chattel Paper (where Debtor is obligee), Instruments, Investment Property or Debtor's Security that represent or secure an obligation of $100,000 or more, for any individual item, or obligations greater than $250,000 for all such items and (iii) any individual Document relating to personal property that in the opinion of Debtor's management have or has a fair saleable value greater than $100,000 or all Documents relating to personal property that in the opinion of Debtor's management have or has a fair saleable value greater than $250,000 in the aggregate. Each report described in the preceding sentence will also describe any addition, deletion or modification as of the date of such report to the representations and warranties made in Section 3.6 above that involves Collateral that in the opinion of Debtor's management have or has a fair saleable value greater than $100,000 for any individual item, or greater than $250,000 for all items in the aggregate and, at the request of the Administrative Agent, the Debtor shall (a) provide appropriate proof that each item of Equipment reflected on such report has been properly titled and registered to the extent required by any applicable statute, rule or regulation,
(b) cause the interest of the Secured Party to be properly noted on each certificate of title or registration to any such Equipment, and (c) deliver each such certificate of title or registration received by the Debtor to the Administrative Agent. The $100,000 and $250,000 limitations set forth in this Section with respect to any type or category of Collateral shall not apply, and shall not limit the items required to be included in any such report, if the Collateral that would be excluded by virtue of such limitations would, in the opinion of Debtor's management, have a fair saleable value, or represent or secure obligations or have a face amount, as the case may be, of greater than $300,000 in the aggregate, when all of excluded items of all such types and categories are added together.

            4.3 Subject to the limitations of this Security Agreement, the Debtor will from time to time upon demand furnish to the Administrative Agent such further information and will execute, acknowledge and deliver to the Administrative Agent such financing statements and assignments and other papers, pay any costs of searches and filing fees, and do all such other acts and things as the Administrative Agent may reasonably request as being necessary or appropriate to

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         152
establish, perfect and maintain a valid security interest in the Collateral as security for the Secured Obligations. Without limitation of the foregoing,

                  4.3.1 At the time this Security Agreement is executed and delivered to the Administrative Agent, the Debtor (a) shall execute and deliver to the Administrative Agent each financing statement, notice of Lien, instrument of assignment and other writing, and take such other action, as the Administrative Agent may deem necessary or desirable to evidence or perfect the security interest of the Administrative Agent in the Collateral; (b) shall immediately deliver all original items of Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) shall execute such documents as the Administrative Agent may request in order to provide the Administrative Agent with "control" over all Investment Property owned by the Debtor, within the meaning of
                  Section 9-115 of the UCC; (d) will execute and deliver to the Administrative Agent any document required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act; (e) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Debtor's Security; and (f) will deliver to the Administrative Agent an Acknowledgment, in the form of Schedule 4.3.1, executed by each warehouse identified in Schedule 3.20 of the Credit Agreement as a warehouse from which Debtor is required to obtain such a document.

                  4.3.2 At the time of receipt or creation of any item or items of Collateral with respect to which a report will be required pursuant to Section 4.2, the Debtor will immediately notify the Administrative Agent of such receipt or creation and (a) will execute and deliver to the Administrative Agent any document required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act, (b) will immediately deliver to the Administrative

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         153

                  Agent all original Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) will take such action as the Administrative Agent may request in order to provide the Administrative Agent, with "control" over each item of Investment Property owned by the Debtor, within the meaning of Section 9-115 of the UCC; and (d) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Debtor's Security.

            4.4 The Debtor will defend the Collateral against all claims and demands of all other Persons at any time claiming the same or an interest therein. Except to the extent permitted in the Credit Agreement, Debtor shall not grant any Lien with respect to any Collateral to any Person other than the Secured Party, or sell, assign or transfer the Collateral or any right, title or interest therein.

            4.5 If any action or proceeding shall be commenced, other than any action to collect the Secured Obligations, to which action or proceeding any Secured Party is made a party and in which it becomes necessary to defend or uphold such Secured Party's security interests hereunder, all costs incurred by such Secured Party for the expenses of such litigation (including reasonable fees and expenses of such Secured Party's external legal counsel and costs allocated by and expenses of its internal legal department) shall be deemed part of the Secured Obligations secured hereby, which the Debtor agrees to pay or cause to be paid.

            4.6 All Records of the Collateral will be located at the Debtor's principal place of business. Except for transactions that comply with Section
5.24 or 5.29, as applicable, of the Credit Agreement, the Debtor shall not change any location of any Equipment, Inventory, Records or any other Collateral unless the Debtor gives the Administrative Agent prior written notice and the Debtor executes such documents and takes such other actions related thereto as the Administrative Agent may request.

            4.7 The Debtor will have and maintain Insurance at its expense at all times in such amounts, in such form, containing such terms and written by such companies as may be reasonably satisfactory to Administrative Agent (and as more particularly set forth in the Credit Agreement). All policies of Insurance shall be payable to the Administrative Agent and the Debtor, as their interests may appear, and shall provide for thirty (30) days' written notice of cancellation or modification to the Administrative Agent. So long as any Event of Default exists, (a) the Administrative Agent is authorized by the Debtor to act as its attorney in collecting, adjusting, settling or canceling such Insurance and endorsing any drafts drawn by insurers, (b) the Administrative Agent may apply any proceeds of Insurance received by it to the Secured Obligations, whether due or not; provided, however, that the Administrative Agent will hold such proceeds as a special deposit for use by the Debtor in replacing any damaged Collateral which gave rise to such proceeds, so long as
(i) no Prepayment Event (as defined in the Credit

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         154

Agreement) has occurred with respect thereto, (ii) the Debtor is taking steps to repair, restore or replace such Collateral with due diligence and in good faith and (iii) no Event of Default shall have occurred. The Debtor will immediately notify the Administrative Agent of any damage to or loss of the Collateral in excess of $250,000. Not later than thirty (30) days prior to the expiration date of each policy of Insurance then in effect, the Debtor shall deliver to the Administrative Agent a certificate of Insurance certifying as to (i) the extension of such policy or the issuance of a renewal policy therefor, describing the same in reasonable detail satisfactory to the Administrative Agent and (ii) the payment in full of the portion of the premium therefor then due and payable (or accompanied by other proof of such payment satisfactory to the Administrative Agent). The Debtor shall be required forthwith to notify the Administrative Agent (by telephone, confirmed in writing) if the Debtor shall determine at any time not to, or at any time be unable to, extend or renew any such policy then in effect.

            4.8 The Debtor will use the Collateral for business purposes and not in violation of any law, regulation, order, writ, injunction or decree.

            4.9 The Debtor will pay promptly when due all taxes and assessments upon the Collateral or upon its use or sale ("Taxes"), to the extent required pursuant to the Credit Agreement.

            4.10 The Debtor will at all times keep accurate and complete records of the Accounts, Instruments, Chattel Paper, Documents, Investment Property, General Intangibles and other Collateral and will deliver such reconciliation reports and other financial information to the Administrative Agent as the Administrative Agent or any other Secured Party may at any time reasonably request.

            4.11 Upon the occurrence of an Event of Default, the Debtor agrees to stamp all books and records pertaining to Accounts, Instruments, Chattel Paper, Documents, Investment Property and General Intangibles to evidence the Secured Party's security interest therein in form satisfactory to the Administrative Agent immediately upon the Administrative Agent's written demand.

            4.12 At its option, during the existence of any Event of Default, the Administrative Agent may discharge taxes, Liens or other encumbrances at any time levied against or placed on the Collateral which have not been stayed as to execution and contested with due diligence in appropriate legal proceedings, and the Administrative Agent may pay for Insurance on the Collateral and may pay for maintenance and preservation of the Collateral and in connection therewith, the Debtor will, upon demand, remit to the Administrative Agent forthwith:

                  4.12.1 The amount of any such Taxes, assessments, Insurance or other expenses which the Administrative Agent shall have been required or shall have elected to pay; and


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         155

                  4.12.2 The amount of any and all out-of-pocket expenses which the Administrative Agent may incur in connection with the exercise by the Administrative Agent of any of the powers conferred upon it hereunder; and

                                    4.12.3 Interest on any amounts described under Subsections 4.12.1 and 4.12.2 of this
                                    Section 4.12 from the date of such
                                    expenditure to the date of repayment in full to the Administrative Agent at a rate per annum which shall automatically increase and decrease so that at all times such rate shall remain 2% higher than the Prime Rate.

            4.13 The Debtor will notify the Administrative Agent in writing at least thirty (30) days prior to changing its name or conducting business under any name or trade name other than as warranted under Section 3.4 hereof, in each case specifying the names involved.

            4.14 The Debtor will use its best efforts to obtain the consent of any Person or Governmental Authority to the assignment hereunder of any Account or General Intangible, or of any Instrument, Document or Chattel Paper required to be delivered pursuant to Section 4.3, if such consent may be required by the terms of any contract or statute or if such consent is reasonably necessary to support the security interest hereunder or if the Administrative Agent so requests in its discretion reasonably exercised.

            4.15 During the existence of any Event of Default, the Administrative Agent shall have the right to notify the account debtors obligated on any or all of a Debtor's Accounts, Chattel Paper, Instruments, Documents, Investment Property, Debtor's Security or General Intangibles to make payment thereof directly to the Administrative Agent, and the Administrative Agent may take control of all proceeds of any thereof. The form of such notice to the account debtors shall be in the form of Schedule 4.15 annexed hereto.

            4.16 At the time of execution and delivery of this Security Agreement by the Debtor, and at any future time as of which any Collateral may be affixed to or located on any real property other than that described in
Schedule 3.2 hereto, the Debtor shall provide the Administrative Agent a document, in form and substance satisfactory to the Administrative Agent, executed by each Person having an interest in such real property, either as lessor, lessee, owner or mortgagee thereof, to which any Collateral is affixed or in which any Collateral is located (a) disclaiming any interest by such owner, lessor, lessee or mortgagee in any such Collateral and (b) containing the agreement of such owner, lessor, lessee or mortgagee permitting the Administrative Agent to enter such real property and take possession of and remove from such real property any Collateral affixed thereto or located therein and retaining possession of such real property for the purpose of selling, leasing or otherwise disposing of such Collateral without by doing so incurring any liability to such owner, lessor, lessee or mortgagee other than liability that would be incurred by the Debtor pursuant to any lease or mortgage between the Debtor and such owner, lessor, lessee or mortgagee.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         156

            4.17 The Debtor will not amend any agreements with third parties relating to Warehoused Inventory without prior written notice to the Administrative Agent, which shall promptly forward same to the Lenders, and without the written consent of the Administrative Agent, provided at the direction of the Required Lenders.

      5.    Events of Default.

            5.1 Upon the occurrence of an Event of Default, the Administrative Agent shall have, and shall exercise at the direction of the Required Lenders, all of the rights, powers and remedies set forth in the Loan Documents, together with the rights and remedies of a secured party under the UCC, including without limitation, the right to sell, lease or otherwise dispose of any or all of the Collateral, and to take possession of the Collateral, and for that purpose (a) the Administrative Agent may enter peaceably any premises on which the Collateral or any part thereof may be situated and remove the same therefrom and the Debtor will not resist or interfere with such action, and (b) the Administrative Agent may require the Debtor to assemble the Collateral and make the same available to the Administrative Agent at a place to be designated by the Administrative Agent which is reasonably convenient to both parties. The Debtor hereby agrees that the place or places of location of the Collateral are places reasonably convenient to it to assemble the Collateral. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Administrative Agent will send the Debtor reasonable notice of the time and place of any public sale or reasonable notice of the time after which any private sale or any other disposition thereof is to be made. The requirement of sending reasonable notice shall be met if such notice is mailed, postage prepaid, to a Debtor at least five days before the time of the sale or disposition.

            5.2 Upon demand by the Administrative Agent, given at the direction of the Required Lenders, after an Event of Default, the Debtor will immediately deliver to the Administrative Agent all proceeds of Collateral, and all original evidences of Accounts, Chattel Paper, Instruments, Documents, Debtor's Security, Investment Property or General Intangibles, including, without limitation, all checks, drafts, cash and other remittances, notes, trade acceptances or other instruments or contracts for the payment of money, appropriately endorsed to the Administrative Agent's order and, regardless of the form of such endorsement, the Debtor hereby waives presentment, demand, notice of dishonor, protest and notice of protest and all other notices with respect thereto; and the Debtor hereby appoints the Administrative Agent as the Debtor's agent and attorney-in-fact to make such endorsement on behalf of and in the name of the Debtor. Pending such deposit, the Debtor agrees that it will not commingle any such checks, drafts, cash and other remittances with any of the Debtor's funds or property, but will hold them separate and apart therefrom and upon an express trust for the Administrative Agent until delivery thereof is made to the Administrative Agent.

            5.3 The costs of collection and enforcement of Accounts, Chattel Paper, Instruments, Documents, Debtor's Security, Investment Property or General Intangibles including attorneys' fees and out-of-pocket expenses, shall be borne solely by the Debtor, whether the same are incurred by the Administrative Agent or the Debtor. The Debtor will not, after the occurrence of an Event of Default, except with the Administrative Agent's express written consent, extend,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         157
compromise, compound or settle any Accounts, Chattel Paper, Instruments, Documents, Debtor's Security, Investment Property or General Intangibles, or release, wholly or partly, any Person liable for payment thereof, or allow any credit or discount thereon which is not customarily allowed by the Debtor in the ordinary conduct of its business.

            5.4 Effective immediately upon the occurrence of an Event of Default, the Debtor hereby appoints the Administrative Agent to be the Debtor's true and lawful attorney, with full power of substitution, in the Administrative Agent's name or the Debtor's name or otherwise, for the Administrative Agent's sole use and benefit, but at the Debtor's cost and expense, to exercise at any time, at the direction of the Required Lenders, all or any of the following powers with respect to all or any of the Accounts, Chattel Paper, Instruments, Documents, Debtor's Security, Investment Property or General Intangibles:

                  5.4.1 to demand, sue for, enforce, collect, settle, compromise, receive and give acquittance for any and all moneys due or to become due upon or by virtue thereof and any Liens securing any such Collateral;

                  5.4.2 to receive, take, endorse, assign and deliver any and all checks, notes, drafts and other negotiable and non-negotiable instruments taken or received by the Administrative Agent in connection therewith, and the Debtor waives notice of presentment, protest and non-payment of any instrument so endorsed or assigned;

                  5.4.3 to settle, compromise, compound, prosecute or defend any action or proceeding with respect thereto;

                  5.4.4 to extend the time of payment of any or all thereof, to make any allowances and other adjustments with reference thereto;

                  5.4.5 to sell, transfer, assign or otherwise deal in or with the same or the proceeds or avails thereof or the relevant goods, as fully and effectually as if the Administrative Agent were the absolute owner thereof;

                  5.4.6 to make any reasonable allowances and other reasonable adjustments with reference thereto;

                  5.4.7 to sign the Debtor's name on any Document, on invoices relating to any Account, on drafts against customers, on schedules of assignments of Accounts, on notices of assignment, financing statements under

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         158
                  the UCC and other public records, on verifications of Accounts, and on notices to customers;

                  5.4.8 to file or record in any public office notices of assignment or any other public notice required to effect this Security Agreement;

                  5.4.9 to notify the post office authorities to change the address for delivery of the Debtor's mail to an address designated by the Administrative Agent;

                  5.4.10 to receive, open and dispose of all mail addressed to the Debtor;

                  5.4.11 to discharge Taxes, liens or other encumbrances at any time levied against or placed thereon;

                  5.4.12 to send requests for verification of Accounts, Chattel Paper and Instruments to those liable thereon;

                  5.4.13 to vote and make any elections with respect to any Investment Property and to exercise control over such Investment Property as if the Administrative Agent were the sole owner thereof; and

                  5.4.14 to do all other things the Administrative Agent deems reasonably necessary or desirable to carry out the purposes of this Agreement.

      The Debtor hereby ratifies and approves all acts of the attorney pursuant to this Section 5.4, and neither the Administrative Agent nor the attorney will be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law, other than acts, errors or mistakes due to fraud, willful malfeasance or gross negligence by the Administrative Agent or the attorney; provided further, however, that Debtor does not waive any rights under the UCC against any Secured Party for any action taken hereunder which is other than commercially reasonable. This power, being coupled with an interest, is irrevocable so long as any of the Secured Obligations remain outstanding.

      5.5 After deducting all expenses incurred by the Administrative Agent in protecting or enforcing the rights of the Secured Parties in the Collateral, the remainder of any proceeds of collection or sale of the Collateral shall be applied to the payment of principal, interest, fees, expenses or other charges comprising the Secured Obligations in such order as the Administrative Agent may determine, and all surplus shall be returned to the Debtor and the Debtor shall remain liable for any deficiency. The Administrative Agent shall apply the proceeds of collection or sale of the Collateral, if any, at least once during each calendar month, and until so applied, shall retain

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         159
such proceeds in a separate Collateral account, as Collateral for the Secured Obligations. The Administrative Agent alone shall have the power of withdrawal from such Collateral Account.

      5.6 The Administrative Agent may exercise its rights with respect to Collateral without resorting to or regard to any Guarantee or other collateral or source of reimbursement for the Secured Obligations.

      5.7 The exercise by the Administrative Agent of or failure to so exercise any authority granted under this Security Agreement shall in no manner affect the liability of Debtor to any Secured Party, provided that the Administrative Agent shall be under no obligation or duty to exercise any of the powers hereby conferred upon it and it shall be without liability for any act or failure to act in connection with the collection of, or the preservation of any rights under any of the Collateral.

      6.    Waivers.

            6.1 The Debtor waives all demands, notices and protests of every kind which are not expressly required under this Security Agreement or the Loan Documents and which are permitted by law to be waived, and which would, if not waived, impair the Administrative Agent's enforcement of this Security Agreement or release any Collateral from the security interest of the Administrative Agent under this Security Agreement. By way of example, but not in limitation of the Administrative Agent's rights under this Security Agreement, the Administrative Agent does not have to give the Debtor notice of any of the following:

                  6.1.1 notice of acceptance of this Security Agreement;

                  6.1.2 notice of advances made, credit extended, or Collateral received or delivered;

                  6.1.3 any action which the Administrative Agent does or does not take regarding the Debtor, any Guarantor or any other Person, or any other collateral securing the Secured Obligations;

                  6.1.4 enforcement of this Security Agreement against the Collateral; or

                  6.1.5 any other action taken in reliance on this Security Agreement.

            6.2 With respect both to Secured Obligations and Collateral, the Debtor assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of Collateral, to the addition or release of any party or Person primarily or secondarily liable, to the acceptance of partial payments thereon and the settlement,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         160
compromising or adjusting of any thereof, all in such time or times as the Administrative Agent may deem advisable.

            6.3 The Administrative Agent shall have no duty as to the collection or protection of Collateral not in the Administrative Agent's possession or control, and the Administrative Agent's duty with reference to Collateral in its possession or control shall be to use reasonable care in the custody and preservation of such Collateral, but such duty shall not require the Administrative Agent to do any of the following (although during the existence of a Default, the Administrative Agent is authorized to reasonably undertake any such action if the Administrative Agent deems such action appropriate):

                  6.3.1 protect any of the Collateral against the claims of others;

                  6.3.2 collect any sums due on the Collateral;

                  6.3.3 exercise any rights under the Collateral;

                  6.3.4 notify the Debtor of any maturities or other similar matters concerning the Collateral;

                  6.3.5 act upon any request the Debtor may make; or

                  6.3.6 preserve or protect the Debtor's rights in the Collateral.

      7.    Qualifying Obligations.

      All debts, liabilities and obligations of the Debtor to any Lender for reimbursement obligations related to one or more letters of credit issued by such Lender at the request of the Debtor, other than Letters of Credit issued pursuant to the Credit Agreement, qualify as Secured Obligations, and therefore constitute Qualifying Obligations, provided that the following conditions are met in connection with each such letter of credit issued by any such Lender:

            7.1 The issuing Lender and the Debtor shall provide written notice to the Administrative Agent, not less than ten (10) days prior to the issuance, extension or modification of any such letter of credit, setting forth the face amount, the beneficiary and the term of such letter of credit, the terms of any extension or modification to any such letter of credit and the approximate date on which the Lender expects to issue, extend or modify such letter of credit.

            7.2 The issuance of such letter of credit shall not cause the Debtor to violate Section 5.20 (c) of the Credit Agreement and the issuing Lender and the Debtor shall not have received from the Administrative Agent any notice that the issuance of such letter of credit will or may cause the Debtor to be in violation of such Section.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         161

            7.3 The Administrative Agent shall have received, under a cover letter executed by the issuing Lender and the Debtor, a copy of such letter of credit, of all reimbursement agreements between such Lender and the Debtor executed in connection therewith, and of any documents evidencing any extension or modification thereof, not later than five (5) days after the actual issuance, extension or modification of such letter of credit.

            7.4 The Administrative Agent shall have received a notice, executed by such Lender and the Debtor, notifying the Administrative Agent of the date and amount of any drawing under such letter of credit, or of the expiration or termination of such letter of credit.

            7.5 Each Qualifying Obligation shall be secured by the security interest granted pursuant to this Security Agreement on the following terms and conditions:

                  7.5.1 The Administrative Agent shall hold the Lien created by this Security Agreement as the agent of each Lender holding a Qualifying Obligation, on the terms and conditions set forth in Section 12 of this Security Agreement, but subject to the modifications hereinafter set forth.

                  7.5.2 The Lien granted by this Security Agreement and securing each Qualifying Obligation may not be foreclosed separately from any foreclosure of the Lien of this Security Agreement securing the other Secured Obligations described in Clause (a) of the definition of Secured Obligations contained in Section
                  1.2 of this Security Agreement. No Lender shall have any vote based upon any Qualifying Obligations held by such Lender, with respect to any instructions to or actions taken or not taken by the Administrative Agent under this Security Agreement, or otherwise; and all decisions and actions of the Administrative Agent shall be made and taken in accordance with the provisions and procedures established under the Credit Agreement, without regard for the existence or amount of any Qualifying Obligations.

                  7.5.3 In the event of a foreclosure of the Lien securing the Facility Obligations, the proceeds of such foreclosure, after payment of any expenses of the Administrative Agent as provided for herein, shall be disbursed to the Lenders pro rata in accordance with the unpaid principal amount of their respective Facility Obligations plus the unpaid principal amount of any Qualifying Obligations then held by the Lenders.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         162

                  7.5.4 If any Lender shall, by exercising any right of setoff or counterclaim or otherwise, obtain payment in respect of any principal of or interest on, or other amount owing in connection with, any Qualifying Obligation, such payment shall be deemed to have been received in respect of principal of or interest on any of such Lender's Loans or its participation in LC Disbursements and shall be subject to the provisions of
                  Section 2.18 (c) of the Credit Agreement, prior to such Lender making any application of any such payment to or with respect to any Qualifying Obligations.

                  7.5.5 The foregoing provisions to the contrary notwithstanding, at such time as the Credit Agreement shall be terminated and of no further force or effect, and all Facility Obligations shall have been paid thereunder, so that the Administrative Agent shall have ceased to act as the Lenders' agent under the Credit Agreement, the Administrative Agent shall also cease to constitute either a Secured Party or the agent of any of the Lenders with respect to any Qualifying Obligations; and this Security Agreement shall continue in effect solely to secure the Qualifying Obligations, and the Lenders who hold any such Qualifying Obligations shall constitute the only Secured Parties and shall thereafter be responsible for the discharge of all further obligations of the Secured Party hereunder and for the exercise of any rights of the Secured Party hereunder, with the Administrative Agent and all other Secured Parties being discharged of any further responsibilities related thereto.

      8.    Actions and Proceedings.

      IN THE EVENT OF ANY ACTION OR PROCEEDING WITH RESPECT TO ANY MATTER PERTAINING TO THIS SECURITY AGREEMENT, THE DEBTOR HEREBY WAIVES THE RIGHT TO A TRIAL BY JURY AND RIGHTS OF SETOFF (BUT DOES NOT WAIVE ANY DEFENSES OR COUNTERCLAIMS). THE DEBTOR HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION AND VENUE OF THE SUPREME COURT OF THE STATE OF NEW YORK AND OF THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF NEW YORK SITTING IN MONROE COUNTY, IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS SECURITY AGREEMENT.

      9.    Address for Notices and Service of Process.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         163

      All notices, requests and demands to or upon the Administrative Agent, any other Secured Party or Debtor shall be effective if made in writing and shall be deemed to be delivered (A) upon receipt (i) if delivered by hand or by Federal Express or other national overnight courier, or (ii) if sent by telegraph, or
(B) when sent, answer back received, in the case of notice by telex or telecopier (fax), or (C) five (5) days after being deposited in the mail, postage prepaid, to the following address or to such other address of the Administrative Agent, on behalf of the other Secured Parties, or Debtor as may be hereafter notified by the Administrative Agent or a Debtor to the other:

if to the Debtor:

            IEC Electronics Corp.
      105 Norton Street
      Newark, New York 14513
            Attn: Diana R. Kurty
                  Vice President of Finance
                  and Chief Financial Officer
            Telecopier #:  (315) 332-8186

with a copy to:

      Boylan, Brown, Code,
      Fowler, Vigdor & Wilson LLP
      2400 Chase Square
      Rochester, New York 14604
            Attn: Justin L. Vigdor, Esq.
      Telecopier #:  (716) 232-3528

 if to any of the Lenders or the Administrative Agent:

      The Chase Manhattan Bank, as Administrative Agent
      One Chase Square, Floor 9
      Rochester, New York  14643
            Attn: Gail G. Fiorini
                  Vice President
      Telecopier # (716) 258-7604

      10.   Costs of Collection and Legal Fees.

      The Debtor shall be liable to the Administrative Agent and each other Secured Party and shall pay to the Administrative Agent immediately on demand as part of its liability under this Security Agreement all reasonable costs and expenses of the Administrative Agent or any other Secured Party, including all reasonable fees and disbursements of the Administrative Agent's or any other Secured Party's legal counsel incurred in the collection or enforcement or attempted

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         164
collection or attempted enforcement of the Secured Party's rights under this Security Agreement, whether within or apart from any legal action or proceeding.

      11.   No Waiver of Remedies.

      No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any other Secured Party, any right, remedy, power or privilege under this Security Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege under this Security Agreement preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges provided under this Security Agreement are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

      12.   Administrative Agent.

      The appointment of the Administrative Agent as agent to act on behalf of the Lenders as contemplated in this Security Agreement, and the authority and responsibilities of the Administrative Agent related thereto, are set forth in and controlled by the Credit Agreement.

      13.   New York Law.

      Pursuant to Section 5-1401 of the New York General Obligations Law, the whole of this Security Agreement and the rights and obligations of the Debtor and the Secured Party hereunder shall be governed, construed and interpreted in accordance with, the laws of the State of New York without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

      14.   Entire Agreement; Modifications.

      This Security Agreement contains the entire agreement between each Secured Party and the Debtor with respect to all subject matters contained herein. This Security Agreement cannot be amended, modified or changed in any way except by a written instrument executed by each Secured Party and Debtor.

      15.   Successors and Assigns.

      The covenants, representations, warranties and agreements herein set forth shall be binding upon the Debtor, its legal representatives, successors and assigns and shall inure to the benefit of each Secured Party, its successors and assigns. Any successor or assign of any Secured Party shall forthwith become vested with and entitled to exercise all the powers and rights given by this Security Agreement to any Secured Party, as if such successor or assign were originally named as a Secured Party herein.

      16.   Counterparts.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         165

      This Security Agreement may be executed in counterparts each of which shall constitute an original, but all of which when taken together shall constitute a single contract.

      17.   Severability.

      The unenforceability or invalidity of any provision or provisions of this Security Agreement or any of the other Loan Documents shall not render any other provision or provisions herein or therein contained unenforceable or invalid.

      IN WITNESS WHEREOF, the Debtor has caused this Security Agreement to be executed by its duly authorized officer or representative as of the date and year first above written.


                                    IEC Electronics Corp.

(SEAL)                              By:   _________________________
                                    Name   Diana R. Kurty
                       Title Vice President of Finance and
                             Chief Financial Officer
Attest:  ________________
           Assistant Secretary
                                    Accepted this ______ day
                                    of ___________________


                                    The Chase Manhattan Bank,
                                     as Administrative Agent


                                    By: __________________________
                                    Its:                Vice President


                                    The Chase Manhattan Bank,
                                    as Lender


                                    By:  ___________________
                                    Its:       Vice President


                                    Marine Midland Bank


                                    By: __________________________

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         166

                                    Its:                Vice President


                                    KeyBank National Association


                                    By: __________________________
                                    Its:                Vice President

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         167

STATE OF NEW YORK          )
                           )  SS.
COUNTY OF MONROE           )


      On the _____ day of ________ in the year 1998 before me personally came Diana Kurty, to me known, who, being by me duly sworn did depose and say that she resides at __________________; that she is the Chief Financial Officer of IEC Electronics Corp., the corporation described in and which executed the above instrument; that she knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that she signed her name thereto by like order.

Notary Public


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         168

                                  SCHEDULE A                     (Page 1 of 4)
                                      to
               Security Agreement and UCC-1 Financing Statements
                                  granted by
                     IEC Electronics Corp. (the "Debtor")
                                  in favor of
           The Chase Manhattan Bank, as "Administrative Agent", and
          all lenders that are now or may hereafter become "Lenders"
under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________ (collectively as the "Secured Party")


      1.    Equipment.  All  equipment  (as  defined in Section  9-109(2) of the
            UCC), whether now owned or hereafter acquired, wherever located, and including fixtures, together with any and all substitutions, parts, fittings, additions, attachments, accessories, special tools, accessions or replacements, and together with all computer programming and licenses necessary or desirable to operate the same, and all proceeds and general intangibles arising from any of the foregoing (the "Equipment").

      2.    Inventory. All inventory (as defined in Section 9-109(4) of the
            UCC), now owned or hereafter acquired, wherever located, and any product or mass into which any inventory shall be manufactured, processed or assembled (but only to the extent the same belongs to Debtor) or commingled, and all proceeds and General Intangibles arising from any of the foregoing (the "Inventory").

      3. Accounts. All accounts (as defined in Section 9-106 of the UCC), now existing or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Accounts").

      4. Chattel Paper. All chattel paper (as defined in Section 9-105(1)(b) of the UCC) in which Debtor is the obligee, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Chattel Paper").

      5. Instruments. All instruments (as defined in Section 9-105(1)(i) of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Instruments").

      6. General Intangibles. All general intangibles (as defined in Section 9-106 of the UCC) now owned or hereafter acquired, and the proceeds thereof (the "General Intangibles").

      7. Documents. All documents of title (as defined in Section 1-201(15) of the UCC) covering any Inventory wherever located, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Documents").


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         169

      8. Investment Property. All investment property (as defined in Section 9-115 of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Investment Property").

      9. Fixtures. All fixtures (as defined in Section 9-313 of the UCC), now owned or hereafter acquired, and all proceeds thereof
           (the "Fixtures").

IN FURTHERANCE OF THE FOREGOING TYPES OF PROPERTY, AND WITHOUT LIMITATION
THEREOF:

      a. Insurance. All insurance covering the Equipment, Inventory and all of Debtor's other tangible personal property against risks of fire, flood, theft, loss or any other physical damage, and against any risk of any damage or loss whatsoever, now owned or hereafter acquired, and all proceeds and general intangibles arising therefrom (the "Insurance").

      b. Records. All of Debtor's right, title and interest in all of its books, records, ledger sheets, files and other data and documents, including records in any form (digital or other) and recorded in or through any medium (magnetic, lasergraphic or other) and all machinery and processes (including computer programming instructions) required to read and print such records, now or hereafter existing relating to all types of personal property described in this Schedule A (the "Records").

      c. Rights as Seller of Goods. All of Debtor's rights as a seller of goods under Article 2 of the UCC or otherwise with respect to Inventory, and all goods represented by or securing any of the Accounts, all of Debtor's rights therein, including without limitation, rights as an unpaid vendor or lienor and including rights of stoppage in transit, replevin and reclamation, and all proceeds and General Intangibles arising from any of the foregoing .

      d. Debtor's Security. All guarantees, mortgages or security interests on real or personal property, leases or other agreements or property now or hereafter securing or relating to any of the Accounts, Chattel Paper, Instruments, General Intangibles, Documents or Investment Property and in favor of Debtor, or now or hereafter acquired for the purpose of securing and enforcing any of such items in favor of Debtor, and all proceeds and General Intangibles arising from any of the foregoing (the "Debtor's Security").

      e. Deposits. All sums at any time standing to Debtor's credit on the books of any Secured Party and all moneys, securities, and other property of Debtor at any time in any Secured Party's possession, and all proceeds and General Intangibles arising therefrom, including without limitation all deposit accounts maintained at any Lender of every nature, including all controlled disbursement accounts, payroll accounts or other special purpose accounts.

      f. Patent Rights. All patent rights throughout the world, including all letters patents, patent applications, patent licenses, patentable inventions, modifications and improvements thereof, all rights to any and all letters patent and applications for letters patent, all divisions, renewals, reissues, continuations, continuations-in-part, extensions and

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         170
            reexaminations of any of the foregoing, all shop rights, all proceeds of, and rights associated with any of the foregoing (including license royalties and proceeds of infringement suits), the right to sue third parties for past, present or future infringements of any of the foregoing and for breach or enforcement of any of the foregoing, and all rights corresponding to each of the foregoing throughout the world, whether now owned or existing or hereafter acquired, and all proceeds and General Intangibles arising from any of the foregoing (the "Patent Rights").

      g. Technical Information. All information concerning the subject matter of the Patent Rights,
            ---------------------
            and all other confidential or proprietary or useful information and all know-how and common law or statutory trade secrets obtained by or used in or contemplated at any time for use in the business of Debtor, and all other research and development work by Debtor whether or not the same is a patentable invention, including without limitation all design and engineering data, shop rights, instructions, procedures, standards, specifications, plans, drawings and designs, whether now owned or existing or hereafter acquired or arising, and all proceeds and General Intangibles arising from any of the foregoing (the "Technical Information").
                                   ----------------------

      h. Trademarks. All trademarks, trade names, corporate names, company names, business
            ----------
            names, fictitious business names, trade styles, service marks, certification marks, collective marks, logos, other source of business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and General Intangibles of a like nature (each of the foregoing items being called a "Trademark"), now existing anywhere in the world or
                                                   ---------
            hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office or in any office or agency of the United States of America or any State thereof or any foreign country; all Trademark licenses; all reissues, extensions or renewals of any of the foregoing items; all of the goodwill of the business connected with the use of, and symbolized by the foregoing items; all proceeds of, and rights associated with, the foregoing, including any claim by Debtor against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, including any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license; and all proceeds and General Intangibles arising from any of the foregoing (the "Trademark Rights").
                                                    ----------------

      i. Copyrights. All copyrights and all semiconductor chip product mask works of Debtor,
            ----------
            whether statutory or common law, registered or unregistered, now or hereafter in force throughout the world, including, without limitation, all of Debtor's right, title and interest in and to all copyrights and mask works registered in the United States Copyright Office or anywhere else in the world and all applications for registration thereof, whether pending or in preparation, all copyright and mask work licenses, the right to sue for past, present and future infringements of any thereof, all rights corresponding thereto throughout the world, all extensions and renewals of any thereof and all proceeds of the foregoing, including,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         171
            without limitation, licenses, royalties, income, payments, claims, damages and proceeds of suit, and all proceeds and General Intangibles arising from any of the foregoing (the "Copyrights").

      j. Computer Hardware and Software. (A) all computer and other electronic data processing
            ------------------------------
            hardware, integrated computer systems, central processing units, memory units, display terminals, printers, features, computer elements, card readers, tape drives, hard and soft disk drives, cables, electrical supply hardware, generators, power equalizers, accessories and all peripheral devices and other related computer hardware, whether now owned, licensed or leased or hereafter acquired by Debtor; (B) all software programs including source code and object code and all related applications and data files, whether now owned, licensed or leased or hereafter acquired by Debtor, designed for use on the computers and electronic data processing hardware described in Clause (A) above; (C) all
                                                              ------ ---
            firmware associated therewith, whether now owned, licensed or leased or hereafter acquired by Debtor; (D) all documentation (including flow charts, logic diagrams, manuals, guides and specifications) for such hardware, software and firmware described in the preceding Clauses (A), (B) and (C), whether now owned, licensed or leased or hereafter
                      ------- ---  ---     ---
            acquired by Debtor; and (E) all rights with respect to all of the foregoing, including, without limitation, any and all copyrights, licenses, options, warranties, service contracts, program services, test rights, maintenance rights, support rights, improvement rights, renewal rights and indemnifications and any substitutions, replacements, additions or model conversions of any of the foregoing, and all proceeds and General Intangibles arising from any of the foregoing (the "Computer Hardware and Software").
                            ------------------------------

As used in this Schedule A, "UCC" means the Uniform Commercial Code of the State of New York, as amended and in effect from time to time.




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         172

                                 SCHEDULE 3.1
                                      to
                              Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         173

                                 SCHEDULE 3.2
                                      to
                              Security Agreement
                                  granted by
                     IEC Electronics Corp. (the "Debtor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of ______________ (collectively as the "Secured Party")


The Debtor's exact legal name:  ________________________________

All names, if any, other than the name set forth above, under which the Debtor conducts business (if none, insert "None"): None

Principal place of business of the Debtor:

      ==========================

Chief executive office of the Debtor:

      ==========================

All other places of business, if any, of the Debtor (if none, insert "None"):
None



All locations of inventory of the Debtor:



All prior names of the Debtor, if any (if none, insert "None"):




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         174

                                 SCHEDULE 3.5
                                      to
                              Security Agreement
                                  granted by
                     IEC Electronics Corp. (the "Debtor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Debtor:

1. Patent Rights, Trademark Rights and Copyrights with all pertinent registration information.

2.    Chattel Paper and Instruments

3.    Documents

4.    Investment Property

5.    Insurance

6.    Debtor's Security


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         175

                                     SCHEDULE 3.6
                                          to
                                  Security Agreement
                                      granted by
                         IEC Electronics Corp. (the "Debtor")
                                      in favor of
        The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders"
  under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Debtor and subject to any certificate of title or title registration law, rule or regulation:

1.    Motor vehicles

2.    Aircraft

3.    Ships and boats


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         176

                                    SCHEDULE 4.3.1
                                          to
                                  Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         177

                                     SCHEDULE 4.15
                                          to
                                  Security Agreement
                   NOTICE TO ACCOUNT DEBTOR TO MAKE PAYMENT
                         TO THE CHASE MANHATTAN BANK,
                            AS ADMINISTRATIVE AGENT

                   (Letterhead of The Chase Manhattan Bank)

                                    (Date)

Registered Mail; Return Receipt Requested or by Overnight Courier, Signature Required

Name and Address
of Account Debtor


            Re:   Payment of All Moneys Due to ________________ (the "Debtor")

Greetings:

      Please take notice that all accounts receivable of the above-captioned Debtor have been assigned to The Chase Manhattan Bank, as Administrative Agent ("Chase") and that pursuant to the terms of agreements between the Debtor and Administrative Agent all monies now or hereafter becoming due and owing by you to the Debtor must be paid to Administrative Agent at the following address:

                        ==============================
                        ==============================

      Please take notice that payment to the Debtor of any such monies after the date of receipt of this notice may result in liability to Administrative Agent for the amount of such payment.

      Enclosed is a certified true copy of an authorization executed by the Debtor.

      If you have any questions about this matter, please call _______________
at
---------------.

      Thank you for your cooperation in this matter.

                                          Very truly yours,


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         178

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         179

                                     SCHEDULE 5(k)
                                          to
                                  Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         180

                                   SCHEDULE 4.01(i)
                        Form of General Security Agreement for
                               Texas Sub and Alabama Sub


      This General Security Agreement, dated as of _______________, is granted by IEC ___________________, Inc. (the "Guarantor") to The Chase Manhattan Bank, as Administrative Agent (the "Administrative Agent") for all financial institutions who are and may become either lenders or the Issuing Bank pursuant to and under the Credit Agreement as defined below (collectively, the "Lenders") and to the Lenders.

                          Statement of the Premises.

      IEC Electronics Corp. (the "Debtor") is concurrently herewith entering into a Credit Agreement of even date (as it may be amended or otherwise modified from time to time, the "Credit Agreement") with the Administrative Agent and the Lenders thereunder.

      The Guarantor is also concurrently herewith entering into a Guarantee [Primary Guarantee Agreement in the amount of $_____] with respect to the Facility Obligations of even date (as it may be amended or otherwise modified from time to time, the "Guarantee") with the Administrative Agent and the Lenders thereunder. The obligations of the Lenders to make loans and to issue letters of credit under the Credit Agreement are conditional on Guarantor's execution of this General Security Agreement (hereinafter, this "Security Agreement") in favor of the Lenders and the Administrative Agent (collectively, the "Secured Party").

                          Statement of Consideration.

      To induce the Lenders to enter into the Credit Agreement and to make loans thereunder, the Guarantor hereby grants this Security Agreement to the Lenders and to the Administrative Agent, as the "Secured Party".

                                   Agreement

      This Security Agreement shall be continuing and subsisting until canceled by the Administrative Agent on behalf of and with the written consent of the Lenders, in the Lenders' sole discretion.

      1.    Definitions.

            1.1 Incorporation by Reference. All terms defined in Schedule A annexed hereto are hereby incorporated by reference and all such terms and words so defined are used herein with the same meanings as are therein set forth. Except as otherwise defined in this Security Agreement, terms defined in the Guarantee are used herein as so defined.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         181

            1.2 Additional Definitions. The following terms shall have the following meanings for purposes of this Security Agreement (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

      "Administrative Agent" means the Administrative Agent appointed as such pursuant to the Credit Agreement, and each successor thereto or replacement therefore under the terms of the Credit Agreement.

      "Collateral" means, collectively, all of the personal property of the Guarantor described on Schedule A annexed hereto.

      "Corresponding", when used in conjunction with any defined term (the "referred term"), "Corresponding" refers to such specific Persons, items or documents to which such referred term pertains which are related or connected to another defined term in the context.

      "Event of Default" means: (i) any event, condition or act (including notice and lapse of time, if specified) which is defined or described as an Event of Default in the Credit Agreement; and (ii) the failure by Guarantor to perform its obligations under the Guarantee; and (iii) the occurrence of any event, condition or act (including notice and lapse of time, if specified) which pursuant to the terms of the Guarantee gives the Administrative Agent or any Lender the right to accelerate the payment of any Secured Obligation, regardless of whether such Person exercises such right.

      "Financing Statements" mean all UCC-1 Financing Statements to be filed in any public office to perfect the security interest granted under this Security Agreement.

      "Secured Obligations" means all debts, liabilities and obligations of the Guarantor to any Secured Party pursuant to the Guarantee, of every nature, whether now existing or hereafter incurred at any time or times, absolute or contingent, secured or unsecured, and any and all renewals or extensions thereof or of any portion thereof, including without limitation all principal, all interest, all prepayment premiums and breakage fees (if any), all fees, all late charges and all penalties and all expenses of collection or enforcement or attempted collection or enforcement thereof, including all reasonable fees and disbursements of any Secured Party's counsel in connection therewith, whether within or apart from any legal action or proceeding.

      "Secured Party" means the Lenders and the Administrative Agent, collectively, and means each of the Lenders and the Administrative Agent, severally.

      "UCC" means the Uniform Commercial Code of the State of ________, as amended and in effect as of the date hereof.

      2.    Security Interest.

            2.1 The Guarantor hereby grants to the Secured Party, a security interest in all of the Collateral as security for the payment of all Secured Obligations.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         182

            2.2 The Guarantor irrevocably appoints the Administrative Agent as its lawful attorney and agent to execute any Financing Statements as contemplated by this Security Agreement in the Guarantor's name and on the Guarantor's behalf, and to file such Financing Statements against the Guarantor signed by the Administrative Agent alone in any appropriate public office.

            2.3 This Security Agreement is in addition to and without limitation of any right of any Secured Party under the Guarantee or any other security agreement, mortgage or guarantee granted by the Debtor, Guarantor or any other Person to or for the benefit of any Secured Party.

      3.    Representation and Warranties.

      The Guarantor represents and warrants to each Secured Party that:

            3.1 Except (i) as listed on Schedule 3.1 [hereto and (ii) pursuant to the Security Agreement, Including Fixtures, in the form of Schedule 4.01(j) to the Credit Agreement, executed by the Guarantor pursuant to Section 4.01(j) of the Credit Agreement (the "Secondary Security Agreement") to secure the Secondary Guarantee], the Guarantor has granted no currently effective security interest in the Collateral to any Person other than to the Administrative Agent, and no financing statement in favor of any such other Person as a secured party covering any of the Collateral or any proceeds thereof is on file in any public office, and the Collateral is free and clear of any "Lien" (as such quoted term is defined in the Credit Agreement), charge or encumbrance, except pursuant to and under this Security Agreement and as permitted under Section 5.21 of the Credit Agreement.

            3.2 The office location(s) of the Guarantor set forth on Schedule
3.20 to the Credit Agreement, a copy of which is attached hereto as Schedule 3.2, are the true and correct locations of the Guarantor's principal place of business and chief executive office and all other places of business as of the date hereof.

            3.3 The locations of all Equipment, Inventory and Fixtures of the Guarantor set forth on Schedule 3.2 hereto is a true and complete listing of all of the locations of the Guarantor's Equipment, Inventory and Fixtures as of the date hereof.

            3.4 Except as noted on Schedule 3.2 hereto, as of the date hereof, the Guarantor conducts no business, whether directly or indirectly or through any Subsidiary or division, under any name or trade name other than its name first recited above.

            3.5 Schedule 3.5 hereto is a true and complete list of all of the Guarantor's Patent Rights, Trademark Rights, Copyrights, Chattel Paper (where Debtor is obligee), Instruments, Documents, Investment Property, Insurance and Guarantor's Security as of the date hereof.

            3.6 Schedule 3.6 hereto is a true and complete list of all motor vehicles, aircraft, ships and boats which are owned or leased by Guarantor and are subject to any certificate of title or title registration law, rule or regulation as of the date hereof.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         183

      4.    Covenants and Agreements of Guarantor.

      The Guarantor severally covenants and agrees that:

            4.1 Any Secured Party shall have the right, by its employees, accountants, attorneys and other agents (i) to examine and inspect the Collateral at any reasonable time and wherever located, and (ii) to call at the Guarantor's place or places of business at reasonable intervals and upon reasonable notice to inspect, audit, make test verifications and otherwise examine and make extracts from the books, records, journals, orders, receipts, correspondence and other data relating to any of the Collateral.

            4.2 To enable the Primary Borrower to comply with Section 5.02(h), clause (v) of the Credit Agreement, the Guarantor will provide to the Primary Borrower, prior to the date on which such compliance is required, reports describing any addition, deletion or modification as of the date of each such report to the representations and warranties made in Section 3.5 above that involves (i) Patent Rights, Trademark Rights, Copyrights or Investment Property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 for any individual item, or $250,000 for all items in the aggregate, (ii) Chattel Paper (where Debtor is obligee), Instruments, Investment Property or Debtor's Security that represent or secure an obligation of $100,000 or more, for any individual item, or obligations greater than $250,000 for all such items and (iii) any individual Document relating to personal property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 or all Documents relating to personal property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $250,000 in the aggregate. Each report described in the preceding sentence will also describe any addition, deletion or modification as of the date of such report to the representations and warranties made in
Section 3.6 above that involves Collateral that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 for any individual item, or greater than $250,000 for all items in the aggregate and, at the request of the Administrative Agent, the Debtor shall (a) provide appropriate proof that each item of Equipment reflected on such report has been properly titled and registered to the extent required by any applicable statute, rule or regulation, (b) cause the interest of the Secured Party to be properly noted on each certificate of title or registration to any such Equipment, and
(c) deliver each such certificate of title or registration received by the Debtor to the Administrative Agent. The $100,000 and $250,000 limitations set forth in this Section with respect to any type or category of Collateral shall not apply, and shall not limit the items required to be included in any such report, if the Collateral that would be excluded by virtue of such limitations would, in the opinion of Guarantor's management, have a fair saleable value, or represent or secure obligations or have a face amount, as the case may be, of greater than $300,000 in the aggregate, when all of excluded items of all such types and categories are added together.

            4.3 Subject to the limitations of this Security Agreement, the Guarantor will from time to time upon demand furnish to the Administrative Agent such further information and will execute, acknowledge and deliver to the Administrative Agent such financing statements and assignments and other papers, pay any costs of searches and filing fees, and do all such other acts and things as the Administrative Agent may reasonably request as being necessary or

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         184
appropriate to establish, perfect and maintain a valid security interest in the Collateral as security for the Secured Obligations. Without limitation of the foregoing,

                  4.3.1 At the time this Security Agreement is executed and delivered to the Administrative Agent, the Guarantor (a) shall execute and deliver to the Administrative Agent each financing statement, notice of Lien, instrument of assignment and other writing, and take such other action, as the Administrative Agent may deem necessary or desirable to evidence or perfect the security interest of the Administrative Agent in the Collateral; (b) shall deliver all original items of Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) shall execute such documents as the Administrative Agent may request in order to provide the Administrative Agent with "control" over all Investment Property owned by the Guarantor, within the meaning of Section 9-115 of the UCC; (d) will execute and deliver to the Administrative Agent any document required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act; (e) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Debtor's Security; and (f) will deliver to the Administrative Agent an Acknowledgment in the form of Schedule 4.3.1, executed by each warehouse identified in Schedule 3.20 of the Credit Agreement as a warehouse from which Debtor is required to obtain such a document.

                  4.3.2 At the time of receipt or creation of any item or items of Collateral, that involves Collateral with respect to which a report will be required pursuant to Section 4.2, the Guarantor will immediately notify the Administrative Agent of such receipt or creation and (a) will execute and deliver to the Administrative Agent any document required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act; (b) will immediately deliver to

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         185
                  the Administrative Agent all original Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) will take such action as the Administrative Agent may request in order to provide the Administrative Agent with "control" over each item of Investment Property owned by the Guarantor, within the meaning of Section 9-115 of the UCC; and (d) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Guarantor's Security.

            4.4 The Guarantor will defend the Collateral against all claims and demands of all other Persons at any time claiming the same or an interest therein. Except to the extent permitted in the Credit Agreement, Guarantor shall not grant any Lien with respect to any Collateral to any Person other than the Secured Party, or sell, assign or transfer the Collateral or any right, title or interest therein.

            4.5 If any action or proceeding shall be commenced, other than any action to collect the Secured Obligations, to which action or proceeding any Secured Party is made a party and in which it becomes necessary to defend or uphold such Secured Party's security interests hereunder, all costs incurred by such Secured Party for the expenses of such litigation (including reasonable fees and expenses of such Secured Party's external legal counsel and costs allocated by and expenses of its internal legal department) shall be deemed part of the Secured Obligations secured hereby, which the Guarantor agrees to pay or cause to be paid.

            4.6 All Records of the Collateral will be located at the Guarantor's principal place of business or at the headquarters of the Primary Borrower. Except for transactions that comply with Section 5.24 or 5.29, as applicable, of the Credit Agreement, the Guarantor shall not change any location of any Equipment, Inventory, Records or any other Collateral unless the Guarantor gives the Administrative Agent not less than 30 days prior written notice (which the Administrative Agent shall promptly forward to the Lenders) and the Guarantor executes such documents and takes such other actions related thereto as the Administrative Agent may request.

            4.7 The Guarantor will have and maintain Insurance at its expense at all times in such amounts, in such form, containing such terms and written by such companies as may be reasonably satisfactory to Administrative Agent (and as more particularly set forth in the Credit Agreement). All policies of Insurance shall be payable to the Administrative Agent and the Guarantor, as their interests may appear, and shall provide for thirty (30) days' written notice of cancellation or modification to the Administrative Agent (which the Administrative Agent shall promptly forward to the Lenders). So long as any Event of Default exists, (a) the Administrative Agent is authorized by the Guarantor to act as its attorney in collecting, adjusting, settling or canceling such Insurance and endorsing any drafts drawn by insurers and (b) the Administrative Agent may apply any proceeds of Insurance received by it to the Secured Obligations, whether

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         186
due or not. The Guarantor will immediately notify the Administrative Agent of any damage to or loss of the Collateral in excess of $250,000. Not later than thirty (30) days prior to the expiration date of each policy of Insurance then in effect, the Guarantor shall deliver to the Administrative Agent a certificate of Insurance certifying as to (i) the extension of such policy or the issuance of a renewal policy therefor, describing the same in reasonable detail satisfactory to the Administrative Agent and (ii) the payment in full of the portion of the premium therefor then due and payable (or accompanied by other proof of such payment satisfactory to the Administrative Agent). The Guarantor shall be required forthwith to notify the Administrative Agent (by telephone, confirmed in writing) if the Guarantor shall determine at any time not to, or at any time be unable to, extend or renew any such policy then in effect.

            4.8 The Guarantor will use the Collateral for business purposes and not in violation of any law, regulation, order, writ, injunction or decree.

            4.9 The Guarantor will pay promptly when due all taxes and assessments upon the Collateral or upon its use or sale ("Taxes"), to the extent required pursuant to the Credit Agreement.

            4.10 The Guarantor will at all times keep accurate and complete records of the Accounts, Instruments, Chattel Paper, Documents, Investment Property, General Intangibles and other Collateral and will deliver such reconciliation reports and other financial information to the Administrative Agent as the Administrative Agent or any other Secured Party may at any time reasonably request.

            4.11 Upon the occurrence of an Event of Default, the Guarantor agrees to stamp all books and records pertaining to Accounts, Instruments, Chattel Paper, Documents, Investment Property and General Intangibles to evidence the Secured Party's security interest therein in form satisfactory to the Administrative Agent immediately upon the Administrative Agent's written demand.

            4.12 At its option, during the existence of any Event of Default, the Administrative Agent may discharge Taxes, liens or other encumbrances at any time levied against or placed on the Collateral which have not been stayed as to execution and contested with due diligence in appropriate legal proceedings, and the Administrative Agent may pay for Insurance on the Collateral and may pay for maintenance and preservation of the Collateral and in connection therewith, the Guarantor will, upon demand, remit to the Administrative Agent forthwith:

                  4.12.1 The amount of any such Taxes, assessments, Insurance or other expenses which the Administrative Agent shall have been required or shall have elected to pay; and

                  4.12.2  The amount of any and all out-of-pocket
                  expenses which the Administrative Agent may incur in

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         187
                  connection with the exercise by the Administrative Agent of any of the powers conferred upon it hereunder; and

                                    4.12.3 Interest on any amounts described under Subsections 4.12.1 and 4.12.2 of this
                                    Section 4.12 from the date of such
                                    expenditure to the date of repayment in full to the Administrative Agent at a rate per annum which shall automatically increase and decrease so that at all times such rate shall be the lesser of 2% higher than the Prime Rate or the maximum rate permitted by law.

            4.13 The Guarantor will notify the Administrative Agent in writing at least thirty (30) days prior to changing its name or conducting business under any name or trade name other than as warranted under Section 3.4 hereof, in each case specifying the names involved.

            4.14 The Guarantor will use its best efforts to obtain the consent of any Person or Governmental Authority to the assignment hereunder of any Account or General Intangible, or of any Instrument, Document or Chattel Paper required to be delivered pursuant to Section 4.3, if such consent may be required by the terms of any contract or statute or if the such consent is reasonably necessary to support the security interest hereunder or if the Administrative Agent so requests in its discretion reasonably exercised.

            4.15 During the existence of any Event of Default (as defined in the Credit Agreement), the Administrative Agent shall have the right to notify the account debtors obligated on any or all of a Guarantor's Accounts, Chattel Paper, Instruments, Documents, Investment Property, Guarantor's Security or General Intangibles to make payment thereof directly to the Administrative Agent, and the Administrative Agent may take control of all proceeds of any thereof. The form of such notice to the account debtors shall be in the form of
Schedule 4.15 annexed hereto.

            4.16 At the time of execution and delivery of this Security Agreement by the Guarantor, and at any future time as of which any Collateral may be affixed to or located on any real property other than that described in
Schedule 3.2 hereto, the Guarantor shall provide the Administrative Agent a document, in form and substance satisfactory to the Administrative Agent, executed by each Person having an interest in such real property, either as lessor, lessee, owner or mortgagee thereof, to which any Collateral is affixed or in which any Collateral is located (a) disclaiming any interest by such owner, lessor, lessee or mortgagee in any such Collateral and (b) containing the agreement of such owner, lessor, lessee or mortgagee permitting the Administrative Agent to enter such real property and take possession of and remove from such real property any Collateral affixed thereto or located therein and retaining possession of such real property for the purpose of selling, leasing or otherwise disposing of such Collateral without by doing so incurring any liability to such owner, lessor, lessee or mortgagee other than liability that would be incurred by the Guarantor pursuant to any lease or mortgage between the Guarantor and such owner, lessor, lessee or mortgagee.

            4.17 The Debtor will not amend any agreements with third parties relating to Warehoused Inventory without prior written notice the Administrative Agent, which shall promptly

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         188
forward same to the Lenders, and without the written consent of the Administrative Agent provided at the direction of the Required Lenders.

      5.    Events of Default.

            5.1 Upon the occurrence of an Event of Default, the Administrative Agent shall have, and shall exercise at the direction of the Required Lenders, all of the rights, powers and remedies set forth in the Loan Documents, together with the rights and remedies of a secured party under the UCC, including without limitation, the right to sell, lease or otherwise dispose of any or all of the Collateral, and to take possession of the Collateral, and for that purpose (a) the Administrative Agent may enter peaceably any premises on which the Collateral or any part thereof may be situated and remove the same therefrom and the Guarantor will not resist or interfere with such action, and (b) the Administrative Agent may require the Guarantor to assemble the Collateral and make the same available to the Administrative Agent at a place to be designated by the Administrative Agent which is reasonably convenient to both parties. The Guarantor hereby agrees that the place or places of location of the Collateral are places reasonably convenient to it to assemble the Collateral. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Administrative Agent will send the Guarantor reasonable notice of the time and place of any public sale or reasonable notice of the time after which any private sale or any other disposition thereof is to be made. The requirement of sending reasonable notice shall be met if such notice is mailed, postage prepaid, to the Guarantor at least five days before the time of the sale or disposition.

            5.2 Upon demand by the Administrative Agent after an Event of Default, given at the direction of the Required Lenders, the Guarantor will immediately deliver to the Administrative Agent all proceeds of Collateral, and all original evidences of Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles, including, without limitation, all checks, drafts, cash and other remittances, notes, trade acceptances or other instruments or contracts for the payment of money, appropriately endorsed to the Administrative Agent's order and, regardless of the form of such endorsement, the Guarantor hereby waives presentment, demand, notice of dishonor, protest and notice of protest and all other notices with respect thereto; and the Guarantor hereby appoints the Administrative Agent as the Guarantor's agent and attorney-in-fact to make such endorsement on behalf of and in the name of the Guarantor. Pending such deposit, the Guarantor agrees that it will not commingle any such checks, drafts, cash and other remittances with any of the Guarantor's funds or property, but will hold them separate and apart therefrom and upon an express trust for the Administrative Agent until delivery thereof is made to the Administrative Agent.

            5.3 The costs of collection and enforcement of Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles including attorneys' fees and out-of-pocket expenses, shall be borne solely by the Guarantor, whether the same are incurred by the Administrative Agent or the Guarantor. The Guarantor will not, after the occurrence of an Event of Default, except with the Administrative Agent's express written consent, extend, compromise, compound or settle any Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles, or

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         189
release, wholly or partly, any Person liable for payment thereof, or allow any credit or discount thereon which is not customarily allowed by the Guarantor in the ordinary conduct of its business.

            5.4 Effective immediately upon the occurrence of an Event of Default, the Guarantor hereby appoints the Administrative Agent to be the Guarantor's true and lawful attorney, with full power of substitution, in the Administrative Agent's name or the Guarantor's name or otherwise, for the Administrative Agent's sole use and benefit, but at the Guarantor's cost and expense, to exercise at any time, at the direction of the Required Lenders, all or any of the following powers with respect to all or any of the Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles:

                  5.4.1 to demand, sue for, enforce, collect, settle, compromise, receive and give acquittance for any and all moneys due or to become due upon or by virtue thereof and any Liens securing any such Collateral;

                  5.4.2 to receive, take, endorse, assign and deliver any and all checks, notes, drafts and other negotiable and non-negotiable instruments taken or received by the Administrative Agent in connection therewith, and the Guarantor waives notice of presentment, protest and non-payment of any instrument so endorsed or assigned;

                  5.4.3 to settle, compromise, compound, prosecute or defend any action or proceeding with respect thereto;

                  5.4.4 to extend the time of payment of any or all thereof, to make any allowances and other adjustments with reference thereto;

                  5.4.5 to sell, transfer, assign or otherwise deal in or with the same or the proceeds or avails thereof or the relevant goods, as fully and effectually as if the Administrative Agent were the absolute owner thereof;

                  5.4.6 to make any reasonable allowances and other reasonable adjustments with reference thereto;

                  5.4.7 to sign the Guarantor's name on any Document, on invoices relating to any Account, on drafts against customers, on schedules of assignments of Accounts, on notices of assignment, financing statements under the UCC and other public records, on verifications of Accounts, and on notices to customers;


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         190

                  5.4.8 to file or record in any public office notices of assignment or any other public notice required to effect this Security Agreement;

                  5.4.9 to notify the post office authorities to change the address for delivery of the Guarantor's mail to an address designated by the Administrative Agent;

                  5.4.10 to receive, open and dispose of all mail addressed to the Guarantor;

                  5.4.11 to discharge Taxes, liens or other encumbrances at any time levied against or placed thereon;

                  5.4.12 to send requests for verification of Accounts, Chattel Paper and Instruments to those liable thereon;

                  5.4.13 to vote and make any elections with respect to any Investment Property and to exercise control over such Investment Property as if the Administrative Agent were the sole owner thereof; and

                  5.4.14 to do all other things the Administrative Agent deems reasonably necessary or desirable to carry out the purposes of this Agreement.

      The Guarantor hereby ratifies and approves all acts of the attorney pursuant to this Section 5.4, and neither the Administrative Agent nor the attorney will be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law, other than acts, errors or mistakes due to fraud, willful malfeasance or gross negligence by the Administrative Agent or the attorney; provided further, however, that Guarantor does not waive any rights under the UCC against any Secured Party for any action taken hereunder which is other than commercially reasonable. This power, being coupled with an interest, is irrevocable so long as any of the Secured Obligations remain outstanding.

      5.5 [Subject to the rights of the Secured Party under the Secondary Security Agreement,] (a) after deducting all expenses incurred by the Administrative Agent in protecting or enforcing the rights of the Secured Parties in the Collateral, the remainder of any proceeds of collection or sale of the Collateral shall be applied to the payment of principal, interest, fees, expenses or other charges comprising the Secured Obligations in such order as the Administrative Agent may determine, and all surplus shall be returned to the Guarantor and the Guarantor shall remain liable for any deficiency; (b) the Administrative Agent shall apply the proceeds of collection or sale of the Collateral, if any, at least once during each calendar month, and until so applied, shall retain such proceeds in a separate Collateral account, as Collateral for the Secured

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         191

Obligations; and (c) the Administrative Agent alone shall have the power of withdrawal from such Collateral Account.

      5.6 The Administrative Agent may exercise its rights with respect to Collateral without resorting to or regard to any Guarantee or other collateral or source of reimbursement for the Secured Obligations.

      5.7 The exercise by the Administrative Agent of or failure to so exercise any authority granted under this Security Agreement shall in no manner affect the liability of Guarantor to any Secured Party, provided that the Administrative Agent shall be under no obligation or duty to exercise any of the powers hereby conferred upon it and it shall be without liability for any act or failure to act in connection with the collection of, or the preservation of any rights under any of the Collateral.

      6.    Waivers.

            6.1 The Guarantor waives all demands, notices and protests of every kind which are not expressly required under this Security Agreement or the other Loan Documents and which are permitted by law to be waived, and which would, if not waived, impair the Administrative Agent's enforcement of this Security Agreement or release any Collateral from the security interest of the Administrative Agent under this Security Agreement. By way of example, but not in limitation of the Administrative Agent's rights under this Security Agreement, the Administrative Agent does not have to give the Guarantor notice of any of the following:

                  6.1.1 notice of acceptance of this Security Agreement;

                  6.1.2 notice of advances made, credit extended, or Collateral received or delivered;

                  6.1.3 any action which the Administrative Agent does or does not take regarding the Debtor, the Guarantor, or any other Person, or any other collateral securing the Secured Obligations;

                  6.1.4 enforcement of any rights under this Security Agreement [or the Secondary Security Agreement]t; or

                  6.1.5 any other action taken in reliance on this Security Agreement.

            6.2 With respect to [the Secondary Security Agreement,] the Secured Obligations and the Collateral, the Guarantor assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of Collateral, to the addition or release of any party or Person primarily or secondarily liable, to the acceptance of

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         192
partial payments thereon and the settlement, compromising or adjusting of any thereof, all in such time or times as the Administrative Agent may deem advisable.

            6.3 The Administrative Agent shall have no duty as to the collection or protection of Collateral not in the Administrative Agent's possession or control, and the Administrative Agent's duty with reference to Collateral in its possession or control shall be to use reasonable care in the custody and preservation of such Collateral, but such duty shall not require the Administrative Agent to do any of the following (although during the existence of a Default, the Administrative Agent is authorized to reasonably undertake any such action if the Administrative Agent deems such action appropriate):

                  6.3.1 protect any of the Collateral against the claims of others;

                  6.3.2 collect any sums due on the Collateral;

                  6.3.3 exercise any rights under [the Secondary
                  Security Agreement] or the Collateral;

                  6.3.4 notify the Guarantor of any maturities or other similar matters concerning the Collateral;

                  6.3.5 act upon any request the Guarantor may make; or

                  6.3.6 preserve or protect the Guarantor's rights in the Collateral [or under the Secondary Security
                  Agreement.]

      7.    Actions and Proceedings.

      IN THE EVENT OF ANY ACTION OR PROCEEDING WITH RESPECT TO ANY MATTER PERTAINING TO THIS SECURITY AGREEMENT, THE GUARANTOR HEREBY WAIVES THE RIGHT TO A TRIAL BY JURY AND RIGHTS OF SETOFF (BUT DOES NOT WAIVE ANY DEFENSES OR COUNTERCLAIMS). THE GUARANTOR HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION AND VENUE OF THE SUPREME COURT OF THE STATE OF NEW YORK AND OF THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF NEW YORK SITTING IN MONROE COUNTY, IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS SECURITY AGREEMENT.

      8.    Address for Notices and Service of Process.

      All notices, requests and demands to or upon the Administrative Agent, any other Secured Party or Guarantor shall be effective if made in writing and shall be deemed to be delivered (A) upon receipt (i) if delivered by hand or by Federal Express or other national overnight courier, or

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         193

(ii) if sent by telegraph, or (B) when sent, answer back received, in the case of notice by telex or telecopier (fax), or (C) five (5) days after being deposited in the mail, postage prepaid, to the following address or to such other address of the Administrative Agent, on behalf of the other Secured Parties, or Guarantor as may be hereafter notified by the Administrative Agent or a Guarantor to the other:

if to the Guarantor:

            IEC ___________________________, Inc.


            Telecopier #:

      with a copy to:

            Boylan, Brown, Code,
            Fowler, Vigdor & Wilson LLP
            2400 Chase Square
            Rochester, New York 14604
                  Attn: Justin L. Vigdor, Esq.
            Telecopier #:  (716) 232-3528


if to any of the Lenders or the Administrative Agent:

      The Chase Manhattan Bank, as Administrative Agent
      One Chase Square, Floor 9
      Rochester, New York  14643
            Attn: Gail G. Fiorini, Vice President
      Telecopier # (716) 258-7604

      9.    Costs of Collection and Legal Fees.

      The Guarantor shall be liable to the Administrative Agent and each other Secured Party and shall pay to the Administrative Agent immediately on demand as part of its liability under this Security Agreement all reasonable costs and expenses of the Administrative Agent or any other Secured Party, including all reasonable fees and disbursements of the Administrative Agent's or any other Secured Party's legal counsel incurred in the collection or enforcement or attempted collection or attempted enforcement of the Secured Party's rights under this Security Agreement, whether within or apart from any legal action or proceeding.

      10.   No Waiver of Remedies.

      No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any other Secured Party, any right, remedy, power or privilege under this Security Agreement shall

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         194
operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege under this Security Agreement preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges provided under this Security Agreement are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

      11.   Administrative Agent.

      The appointment of the Administrative Agent as agent to act on behalf of the Lenders as contemplated in this Security Agreement, and the authority and responsibilities of the Administrative Agent related thereto, are set forth in and controlled by the Credit Agreement.

      12.   _____ Law.

      Pursuant to _________________, the whole of this Security Agreement and the rights and obligations of the Guarantor and the Secured Party hereunder shall be governed, construed and interpreted in accordance with, the laws of the State of __________ without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

      13.   Entire Agreement; Modifications.

      This Security Agreement contains the entire agreement between each Secured Party and the Guarantor with respect to all subject matters contained herein. This Security Agreement cannot be amended, modified or changed in any way except by a written instrument executed by each Secured Party and Guarantor.

      14.   Successors and Assigns.

      The covenants, representations, warranties and agreements herein set forth shall be binding upon the Guarantor, its legal representatives, successors and assigns and shall inure to the benefit of each Secured Party, its successors and assigns. Any successor or assign of any Secured Party shall forthwith become vested with and entitled to exercise all the powers and rights given by this Security Agreement to any Secured Party, as if such successor or assign were originally named as a Secured Party herein.

      15.   Counterparts.

      This Security Agreement may be executed in counterparts each of which shall constitute an original, but all of which when taken together shall constitute a single contract.

      17.   Severability.

      The unenforceability or invalidity of any provision or provisions of this Security Agreement or any of the other Loan Documents shall not render any other provision or provisions herein or therein contained unenforceable or invalid.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         195

      [18.  Relationship Between General and Secondary Security Agreements.

      The rights of the Secured Parties with respect to all Collateral except Fixtures (Fixtures to include, without limitation, all Equipment that also constitutes Fixtures), and the proceeds thereof, under this Security Agreement shall have priority over the Secured Parties' rights with respect to such Collateral and proceeds under the Secondary Security Agreement; and the rights of the Secured Parties with respect to Fixtures (Fixtures to include, without limitation, all Equipment that also constitutes Fixtures), and the proceeds thereof, under the Secondary Security Agreement shall have priority over the Secured Parties' rights with respect to such Collateral and proceeds under this Security Agreement. ]

      IN WITNESS WHEREOF, the Guarantor has caused this Security Agreement to be executed by its duly authorized officer or representative as of the date and year first above written.




                     IEC ____________________________, Inc.
Attest:  ________________
           Assistant Secretary
                                    By:   _________________________
(SEAL)                              Its:        Vice President


                                    Accepted this ______ day
                                    of ___________________

                                    The Chase Manhattan Bank,
                                     as Administrative Agent


                                    By: __________________________
                                    Its:                Vice President


                                    The Chase Manhattan Bank,
                                    as Lender


                                    By: _____________________
                                    Its:           Vice President


                                    Marine Midland Bank

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         196

                                    By: __________________________
                                    Its:                Vice President


                                    KeyBank National Association


                                    By: __________________________
                                    Its:                Vice President



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         197

STATE OF________________)
                            )  SS.
COUNTY OF ______________)


      On the _____ day of ________ in the year 1998 before me personally came _____________________, to me known, who, being by me duly sworn did depose and say that (s)he resides at __________________; that (s)he is the ____________________ of IEC ____________________________, Inc., the corporation described in and which executed the above instrument; that (s)he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that (s)he signed his/her name thereto by like order.


Notary Public


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         198

                                  SCHEDULE A                     (Page 1 of 4)
                                      to
               Security Agreement and UCC-1 Financing Statements
                                  granted by
           IEC ____________________________, Inc. (the "Guarantor")
                                  in favor of
           The Chase Manhattan Bank, as "Administrative Agent", and
          all lenders that are now or may hereafter become "Lenders"
under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________ (collectively as the "Secured Party")


      1.    Equipment.  All  equipment  (as  defined in Section  9-109(2) of the
            UCC), whether now owned or hereafter acquired, wherever located, and including fixtures, together with any and all substitutions, parts, fittings, additions, attachments, accessories, special tools, accessions or replacements, and together with all computer programming and licenses necessary or desirable to operate the same, and all proceeds and general intangibles arising from any of the foregoing (the "Equipment").

      2.    Inventory. All inventory (as defined in Section 9-109(4) of the
            UCC), now owned or hereafter acquired, wherever located, and any product or mass into which any inventory shall be manufactured, processed or assembled (but only to the extent the same belongs to Guarantor) or commingled, and all proceeds and General Intangibles arising from any of the foregoing (the "Inventory").

      3. Accounts. All accounts (as defined in Section 9-106 of the UCC), now existing or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Accounts").

      4. Chattel Paper. All chattel paper (as defined in Section 9-105(1)(b) of the UCC) in which Debtor is the obligee, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Chattel Paper").

      5. Instruments. All instruments (as defined in Section 9-105(1)(i) of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Instruments").

      6. General Intangibles. All general intangibles (as defined in Section 9-106 of the UCC) now owned or hereafter acquired, and the proceeds thereof (the "General Intangibles").

      7. Documents. All documents of title (as defined in Section 1-201(15) of the UCC) covering any Inventory wherever located, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Documents").


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         199

      8. Investment Property. All investment property (as defined in Section 9-115 of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Investment Property").

      9. Fixtures. All fixtures (as defined in Section 9-313 of the UCC), now owned or hereafter acquired, and all proceeds thereof
            (the "Fixtures").

IN FURTHERANCE OF THE FOREGOING TYPES OF PROPERTY, AND WITHOUT LIMITATION
THEREOF:

      k. Insurance. All insurance covering the Equipment, Inventory and all of Guarantor's other tangible personal property against risks of fire, flood, theft, loss or any other physical damage, and against any risk of any damage or loss whatsoever, now owned or hereafter acquired, and all proceeds and general intangibles arising therefrom (the "Insurance").

      l. Records. All of Guarantor's right, title and interest in all of its books, records, ledger sheets, files and other data and documents, including records in any form (digital or other) and recorded in or through any medium (magnetic, lasergraphic or other) and all machinery and processes (including computer programming instructions) required to read and print such records, now or hereafter existing relating to all types of personal property described in this Schedule A (the "Records").

      m. Rights as Seller of Goods. All of Guarantor's rights as a seller of goods under Article 2 of the UCC or otherwise with respect to Inventory, and all goods represented by or securing any of the Accounts, all of Guarantor's rights therein, including without limitation, rights as an unpaid vendor or lienor and including rights of stoppage in transit, replevin and reclamation, and all proceeds and General Intangibles arising from any of the foregoing .

      n. Guarantor's Security. All guarantees, mortgages or security interests on real or personal property, leases or other agreements or property now or hereafter securing or relating to any of the Accounts, Chattel Paper, Instruments, General Intangibles, Documents or Investment Property and in favor of Guarantor, or now or hereafter acquired for the purpose of securing and enforcing any of such items in favor of Guarantor, and all proceeds and General Intangibles arising from any of the foregoing (the "Guarantor's Security").

      o. Deposits. All sums at any time standing to Guarantor's credit on the books of any Secured Party and all moneys, securities, and other property of Guarantor at any time in any Secured Party's possession, and all proceeds and General Intangibles arising therefrom, including without limitation all deposit accounts maintained at any Lender of every nature, including all controlled disbursement accounts, payroll accounts or other special purpose accounts.

      p. Patent Rights. All patent rights throughout the world, including all letters patents, patent applications, patent licenses, patentable inventions, modifications and improvements thereof, all rights to any and all letters patent and applications for letters patent, all

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         200
            divisions, renewals, reissues, continuations, continuations-in-part, extensions and reexaminations of any of the foregoing, all shop rights, all proceeds of, and rights associated with any of the foregoing (including license royalties and proceeds of infringement suits), the right to sue third parties for past, present or future infringements of any of the foregoing and for breach or enforcement of any of the foregoing, and all rights corresponding to each of the foregoing throughout the world, whether now owned or existing or hereafter acquired, and all proceeds and General Intangibles arising from any of the foregoing (the "Patent Rights").

      q. Technical Information. All information concerning the subject matter of the Patent Rights,
            ---------------------
            and all other confidential or proprietary or useful information and all know-how and common law or statutory trade secrets obtained by or used in or contemplated at any time for use in the business of Guarantor, and all other research and development work by Guarantor whether or not the same is a patentable invention, including without limitation all design and engineering data, shop rights, instructions, procedures, standards, specifications, plans, drawings and designs, whether now owned or existing or hereafter acquired or arising, and all proceeds and General Intangibles arising from any of the foregoing (the "Technical

            Information").
            -----------

      r.    Trademarks.  All trademarks, trade names, corporate names, company names, business
            ----------
            names, fictitious business names, trade styles, service marks, certification marks, collective marks, logos, other source of business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and General Intangibles of a like nature (each of the foregoing items being called a "Trademark"), now existing anywhere in the world or
                                                   ---------
            hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office or in any office or agency of the United States of America or any State thereof or any foreign country; all Trademark licenses; all reissues, extensions or renewals of any of the foregoing items; all of the goodwill of the business connected with the use of, and symbolized by the foregoing items; all proceeds of, and rights associated with, the foregoing, including any claim by Guarantor against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, including any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license; and all proceeds and General Intangibles arising from any of the foregoing (the "Trademark Rights").
                                                                ----------------

      s. Copyrights. All copyrights and all semiconductor chip product mask works of Guarantor, whether statutory or common law, registered or unregistered, now or hereafter in force throughout the world, including, without limitation, all of Guarantor's right, title and interest in and to all copyrights and mask works registered in the United States Copyright Office or anywhere else in the world and all applications for registration thereof, whether pending or in preparation, all copyright and mask work licenses, the right to sue for past, present and future infringements of any thereof, all rights corresponding thereto throughout the world,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         201
            all extensions and renewals of any thereof and all proceeds of the foregoing, including, without limitation, licenses, royalties, income, payments, claims, damages and proceeds of suit, and all proceeds and General Intangibles arising from any of the foregoing (the "Copyrights").

      t. Computer Hardware and Software. (A) all computer and other electronic data processing
            ------------------------------
            hardware, integrated computer systems, central processing units, memory units, display terminals, printers, features, computer elements, card readers, tape drives, hard and soft disk drives, cables, electrical supply hardware, generators, power equalizers, accessories and all peripheral devices and other related computer hardware, whether now owned, licensed or leased or hereafter acquired by Guarantor; (B) all software programs including source code and object code and all related applications and data files, whether now owned, licensed or leased or hereafter acquired by Guarantor, designed for use on the computers and electronic data processing hardware described in Clause (A) above; (C) all
                                                               ------ ---
            firmware associated therewith, whether now owned, licensed or leased or hereafter acquired by Guarantor; (D) all documentation (including flow charts, logic diagrams, manuals, guides and specifications) for such hardware, software and firmware described in the preceding Clauses (A), (B) and (C), whether now owned, licensed or leased or
                          ------- ---  ---     ---
            hereafter acquired by Guarantor; and (E) all rights with respect to all of the foregoing, including, without limitation, any and all copyrights, licenses, options, warranties, service contracts, program services, test rights, maintenance rights, support rights, improvement rights, renewal rights and indemnifications and any substitutions, replacements, additions or model conversions of any of the foregoing, and all proceeds and General Intangibles arising from any of the foregoing (the "Computer Hardware and Software").
                                           ------------------------------

As used in this Schedule A, "UCC" means the Uniform Commercial Code of the State of ______________, as amended and in effect from time to time.




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         202

                                 SCHEDULE 3.1
                                      to
                              Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         203

                                 SCHEDULE 3.2
                                      to
                              Security Agreement
                                  granted by
            IEC ___________________________, Inc. (the "Guarantor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of ______________ (collectively as the "Secured Party")


The Guarantor's exact legal name:  ________________________________

All names, if any, other than the name set forth above, under which the Guarantor conducts business (if none, insert "None"): None

Principal place of business of the Guarantor:

      ==========================

Chief executive office of the Guarantor:

      ==========================

All other places of business, if any, of the Guarantor (if none, insert "None"):
None



All locations of inventory of the Guarantor:



All prior names of the Guarantor, if any (if none, insert "None"):




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         204

                                 SCHEDULE 3.5
                                      to
                              Security Agreement
                                  granted by
           IEC ___________________________, Inc.. (the "Guarantor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Guarantor:

1. Patent Rights, Trademark Rights and Copyrights with all pertinent registration information.

2.    Chattel Paper and Instruments

3.    Documents

4.    Investment Property

5.    Insurance

6.    Guarantor's Security


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         205

                                     SCHEDULE 3.6
                                          to
                                  Security Agreement
                                      granted by
                    _______________________________ (the "Debtor")
                                      in favor of
        The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders"
  under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Debtor and subject to any certificate of title or title registration law, rule or regulation:

1.    Motor vehicles

2.    Aircraft

3.    Ships and boats


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         206

                                    SCHEDULE 4.3.1
                                          to
                                  Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         207

                                     SCHEDULE 4.15
                                          to
                                  Security Agreement
                  NOTICE TO ACCOUNT GUARANTOR TO MAKE PAYMENT
                         TO THE CHASE MANHATTAN BANK,
                            AS ADMINISTRATIVE AGENT

                   (Letterhead of The Chase Manhattan Bank)

                                    (Date)

Registered Mail; Return Receipt Requested or by Overnight Courier, Signature Required

Name and Address
of Account Guarantor


          Re:   Payment of All Moneys Due to ________________ (the "Guarantor")

Greetings:

      Please take notice that all accounts receivable of the above-captioned Guarantor have been assigned to The Chase Manhattan Bank, as Administrative Agent ("Chase") and that pursuant to the terms of agreements between the Guarantor and Administrative Agent all monies now or hereafter becoming due and owing by you to the Guarantor must be paid to Administrative Agent at the following address:

                        ==============================
                        ==============================

      Please take notice that payment to the Guarantor of any such monies after the date of receipt of this notice may result in liability to Administrative Agent for the amount of such payment.

      Enclosed is a certified true copy of an authorization executed by the Guarantor.

      If you have any questions about this matter, please call _______________ at ---------------.

      Thank you for your cooperation in this matter.

                                          Very truly yours,


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         208

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         209

                                   SCHEDULE 4.01 (j)

            Form of Security Agreement, Including Fixtures, for Alabama Sub

      This Security Agreement, Including Fixtures, dated as of _______________, is granted by IEC Arab, Alabama, Inc. (the "Guarantor") to The Chase Manhattan Bank, as Administrative Agent (the "Administrative Agent") for all financial institutions who are and may become either lenders or the Issuing Bank pursuant to and under the Credit Agreement as defined below (collectively, the "Lenders") and to the Lenders.

                          Statement of the Premises.

      IEC Electronics Corp. (the "Debtor") is concurrently herewith entering into a Credit Agreement of even date (as it may be amended or otherwise modified from time to time, the "Credit Agreement") with the Administrative Agent and the Lenders thereunder.

      The Guarantor is also concurrently herewith entering into a Secondary Guarantee Agreement in the amount of $2,300,000 with respect to the Facility Obligations of even date (as it may be amended or otherwise modified from time to time, the "Guarantee") with the Administrative Agent and the Lenders thereunder. The obligations of the Lenders to make loans and to issue letters of credit under the Credit Agreement are conditional on Guarantor's execution of this Security Agreement, Including Fixtures, (hereinafter, this "Security Agreement") in favor of the Lenders and the Administrative Agent (collectively, the "Secured Party").

                          Statement of Consideration.

      To induce the Lenders to enter into the Credit Agreement and to make loans thereunder, the Guarantor hereby grants this Security Agreement to the Lenders and to the Administrative Agent, as the "Secured Party".

                                   Agreement

      This Security Agreement shall be continuing and subsisting until canceled by the Administrative Agent on behalf of and with the written consent of the Lenders, in the Lenders' sole discretion.

      1.    Definitions.

            1.1 Incorporation by Reference. All terms defined in Schedule A annexed hereto are hereby incorporated by reference and all such terms and words so defined are used herein with the same meanings as are therein set forth. Except as otherwise defined in this Security Agreement, terms defined in the Guarantee are used herein as so defined.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         210

            1.2 Additional Definitions. The following terms shall have the following meanings for purposes of this Security Agreement (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

      "Administrative Agent" means the Administrative Agent appointed as such pursuant to the Credit Agreement, and each successor thereto or replacement therefore under the terms of the Credit Agreement.

      "Collateral" means, collectively, all of the personal property of the Guarantor described on Schedule A annexed hereto.

      "Corresponding", when used in conjunction with any defined term (the "referred term"), "Corresponding" refers to such specific Persons, items or documents to which such referred term pertains which are related or connected to another defined term in the context.

      "Event of Default" means: (i) any event, condition or act (including notice and lapse of time, if specified) which is defined or described as an Event of Default in the Credit Agreement; and (ii) the failure by Guarantor to perform its obligations under the Guarantee; and (iii) the occurrence of any event, condition or act (including notice and lapse of time, if specified) which pursuant to the terms of the Guarantee gives the Administrative Agent or any Lender the right to accelerate the payment of any Secured Obligation, regardless of whether such Person exercises such right.

      "Financing Statements" mean all UCC-1 Financing Statements to be filed in any public office to perfect the security interest granted under this Security Agreement.

      "Secured Obligations" means all debts, liabilities and obligations of the Guarantor to any Secured Party pursuant to the Guarantee, of every nature, whether now existing or hereafter incurred at any time or times, absolute or contingent, secured or unsecured, and any and all renewals or extensions thereof or of any portion thereof, including without limitation all principal, all interest, all prepayment premiums and breakage fees (if any), all fees, all late charges and all penalties and all expenses of collection or enforcement or attempted collection or enforcement thereof, including all reasonable fees and disbursements of any Secured Party's counsel in connection therewith, whether within or apart from any legal action or proceeding.

      "Secured Party" means the Lenders and the Administrative Agent, collectively, and means each of the Lenders and the Administrative Agent, severally.

      "UCC" means the Uniform Commercial Code of the State of Alabama, as amended and in effect as of the date hereof.

      2.    Security Interest.

            2.1 The Guarantor hereby grants to the Secured Party, a security interest in all of the Collateral as security for the payment of all Secured Obligations.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         211

            2.2 The Guarantor irrevocably appoints the Administrative Agent as its lawful attorney and agent to execute any Financing Statements as contemplated by this Security Agreement in the Guarantor's name and on the Guarantor's behalf, and to file such Financing Statements against the Guarantor signed by the Administrative Agent alone in any appropriate public office.

            2.3 This Security Agreement is in addition to and without limitation of any right of any Secured Party under the Guarantee or any other security agreement, mortgage or guarantee granted by the Debtor, Guarantor or any other Person to or for the benefit of any Secured Party.

      3.    Representation and Warranties.

      The Guarantor represents and warrants to each Secured Party that:

            3.1 Except (i) as listed on Schedule 3.1 hereto and (ii) pursuant to the General Security Agreement in the form of Schedule 4.01(i) to the Credit Agreement, executed by the Guarantor pursuant to Section 4.01(j) of the Credit Agreement, (the "General Security Agreement") to secure the Primary Guarantee, the Guarantor has granted no currently effective security interest in the Collateral to any Person other than to the Administrative Agent, and no financing statement in favor of any such other Person as a secured party covering any of the Collateral or any proceeds thereof is on file in any public office, and the Collateral is free and clear of any "Lien" (as such quoted term is defined in the Credit Agreement), charge or encumbrance, except pursuant to and under this Security Agreement and as permitted under Section 5.21 of the Credit Agreement.

            3.2 The office location(s) of the Guarantor set forth on Schedule
3.20 to the Credit Agreement, a copy of which is attached hereto as Schedule 3.2, are the true and correct locations of the Guarantor's principal place of business and chief executive office and all other places of business as of the date hereof.

            3.3 The locations of all Equipment, Inventory and Fixtures of the Guarantor set forth on Schedule 3.2 hereto is a true and complete listing of all of the locations of the Guarantor's Equipment, Inventory and Fixtures as of the date hereof.

            3.4 Except as noted on Schedule 3.2 hereto, as of the date hereof, the Guarantor conducts no business, whether directly or indirectly or through any Subsidiary or division, under any name or trade name other than its name first recited above.

            3.5 Schedule 3.5 hereto is a true and complete list of all of the Guarantor's Patent Rights, Trademark Rights, Copyrights, Chattel Paper (where Debtor is obligee), Instruments, Documents, Investment Property, Insurance and Guarantor's Security as of the date hereof.

            3.6 Schedule 3.6 hereto is a true and complete list of all motor vehicles, aircraft, ships and boats which are owned or leased by Guarantor and are subject to any certificate of title or title registration law, rule or regulation as of the date hereof.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         212

            3.7   The value of Guarantor's Fixtures does not exceed $2,300,000.

      4.    Covenants and Agreements of Guarantor.

      The Guarantor severally covenants and agrees that:

            4.1 Any Secured Party shall have the right, by its employees, accountants, attorneys and other agents (i) to examine and inspect the Collateral at any reasonable time and wherever located, and (ii) to call at the Guarantor's place or places of business at reasonable intervals and upon reasonable notice to inspect, audit, make test verifications and otherwise examine and make extracts from the books, records, journals, orders, receipts, correspondence and other data relating to any of the Collateral.

            4.2 To enable the Primary Borrower to comply with Section 5.02(h), clause (v) of the Credit Agreement, the Guarantor will provide to the Primary Borrower, prior to the date on which such compliance is required, reports describing any addition, deletion or modification as of the date of each such report to the representations and warranties made in Section 3.5 above that involves (i) Patent Rights, Trademark Rights, Copyrights or Investment Property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 for any individual item, or $250,000 for all items in the aggregate, (ii) Chattel Paper (where Debtor is obligee), Instruments, Investment Property or Debtor's Security that represent or secure an obligation of $100,000 or more, for any individual item, or obligations greater than $250,000 for all such items and (iii) any individual Document relating to personal property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 or all Documents relating to personal property that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $250,000 in the aggregate. Each report described in the preceding sentence will also describe any addition, deletion or modification as of the date of such report to the representations and warranties made in
Section 3.6 above that involves Collateral that, in the opinion of Guarantor's management, have or has a fair saleable value greater than $100,000 for any individual item, or greater than $250,000 for all items in the aggregate and, at the request of the Administrative Agent, the Debtor shall (a) provide appropriate proof that each item of Equipment reflected on such report has been properly titled and registered to the extent required by any applicable statute, rule or regulation, (b) cause the interest of the Secured Party to be properly noted on each certificate of title or registration to any such Equipment, and
(c) deliver each such certificate of title or registration received by the Debtor to the Administrative Agent. The $100,000 and $250,000 limitations set forth in this Section with respect to any type or category of Collateral shall not apply, and shall not limit the items required to be included in any such report, if the Collateral that would be excluded by virtue of such limitations would, in the opinion of Guarantor's management, have a fair saleable value, or represent or secure obligations or have a face amount, as the case may be, of greater than $300,000 in the aggregate, when all of excluded items of all such types and categories are added together. Each report described in the first sentence of this Section shall confirm Guarantor's compliance with Section 4.18 as of the date of such report.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         213

            4.3 Subject to the limitations of this Security Agreement, the Guarantor will from time to time upon demand furnish to the Administrative Agent such further information and will execute, acknowledge and deliver to the Administrative Agent such financing statements and assignments and other papers, pay any costs of searches and filing fees, and do all such other acts and things as the Administrative Agent may reasonably request as being necessary or appropriate to establish, perfect and maintain a valid security interest in the Collateral as security for the Secured Obligations. Without limitation of the foregoing,

                  4.3.1 At the time this Security Agreement is executed and delivered to the Administrative Agent, the Guarantor (a) shall execute and deliver to the Administrative Agent each financing statement, notice of Lien, instrument of assignment and other writing, and take such other action, as the Administrative Agent may deem necessary or desirable to evidence or perfect the security interest of the Administrative Agent in the Collateral; (b) shall deliver all original items of Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) shall execute such documents as the Administrative Agent may request in order to provide the Administrative Agent with "control" over all Investment Property owned by the Guarantor, within the meaning of Section 9-115 of the UCC; (d) will execute and deliver to the Administrative Agent any document required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act; (e) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Debtor's Security; and (f) will deliver to the Administrative Agent an Acknowledgment in the form of Schedule 4.3.1, executed by each warehouse identified in Schedule 3.20 of the Credit Agreement as a warehouse from which Debtor is required to obtain such a document.

                  4.3.2 At the time of receipt or creation of any item or items of Collateral, that involves Collateral with respect to which a report will be required pursuant to Section 4.2, the Guarantor will immediately notify the Administrative Agent of such receipt or creation and (a) will execute and deliver to the Administrative Agent any document

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         214
                  required to acknowledge, register or perfect the security interest hereby granted in any of the Patent Rights, Technical Information, Trademark Rights or Copyrights and in any of the Collateral under the Federal Assignment of Claims Act; (b) will immediately deliver to the Administrative Agent all original Chattel Paper, Instruments and Documents, with each such endorsement, instrument of assignment and other writing as the Administrative Agent may request; (c) will take such action as the Administrative Agent may request in order to provide the Administrative Agent with "control" over each item of Investment Property owned by the Guarantor, within the meaning of Section 9-115 of the UCC; and (d) will take all such action and execute all such documentation as the Administrative Agent may request in order to perfect the Secured Party's Lien in all Guarantor's Security.

            4.4 The Guarantor will defend the Collateral against all claims and demands of all other Persons at any time claiming the same or an interest therein. Except to the extent permitted in the Credit Agreement, Guarantor shall not grant any Lien with respect to any Collateral to any Person other than the Secured Party, or sell, assign or transfer the Collateral or any right, title or interest therein.

            4.5 If any action or proceeding shall be commenced, other than any action to collect the Secured Obligations, to which action or proceeding any Secured Party is made a party and in which it becomes necessary to defend or uphold such Secured Party's security interests hereunder, all costs incurred by such Secured Party for the expenses of such litigation (including reasonable fees and expenses of such Secured Party's external legal counsel and costs allocated by and expenses of its internal legal department) shall be deemed part of the Secured Obligations secured hereby, which the Guarantor agrees to pay or cause to be paid.

            4.6 All Records of the Collateral will be located at the Guarantor's principal place of business or at the headquarters of the Primary Borrower. Except for transactions that comply with Section 5.24 or 5.29, as applicable, of the Credit Agreement, the Guarantor shall not change any location of any Equipment, Inventory, Records or any other Collateral unless the Guarantor gives the Administrative Agent not less than 30 days prior written notice (which the Administrative Agent shall promptly forward to the Lenders) and the Guarantor executes such documents and takes such other actions related thereto as the Administrative Agent may request.

            4.7 The Guarantor will have and maintain Insurance at its expense at all times in such amounts, in such form, containing such terms and written by such companies as may be reasonably satisfactory to Administrative Agent (and as more particularly set forth in the Credit Agreement). All policies of Insurance shall be payable to the Administrative Agent and the Guarantor, as their interests may appear, and shall provide for thirty (30) days' written notice of

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         215
cancellation or modification to the Administrative Agent (which the Administrative Agent shall promptly forward to the Lenders). So long as any Event of Default exists, (a) the Administrative Agent is authorized by the Guarantor to act as its attorney in collecting, adjusting, settling or canceling such Insurance and endorsing any drafts drawn by insurers and (b) the Administrative Agent may apply any proceeds of Insurance received by it to the Secured Obligations, whether due or not. The Guarantor will immediately notify the Administrative Agent of any damage to or loss of the Collateral in excess of $250,000. Not later than thirty (30) days prior to the expiration date of each policy of Insurance then in effect, the Guarantor shall deliver to the Administrative Agent a certificate of Insurance certifying as to (i) the extension of such policy or the issuance of a renewal policy therefor, describing the same in reasonable detail satisfactory to the Administrative Agent and (ii) the payment in full of the portion of the premium therefor then due and payable (or accompanied by other proof of such payment satisfactory to the Administrative Agent). The Guarantor shall be required forthwith to notify the Administrative Agent (by telephone, confirmed in writing) if the Guarantor shall determine at any time not to, or at any time be unable to, extend or renew any such policy then in effect.

            4.8 The Guarantor will use the Collateral for business purposes and not in violation of any law, regulation, order, writ, injunction or decree.

            4.9 The Guarantor will pay promptly when due all taxes and assessments upon the Collateral or upon its use or sale ("Taxes"), to the extent required pursuant to the Credit Agreement.

            4.10 The Guarantor will at all times keep accurate and complete records of the Accounts, Instruments, Chattel Paper, Documents, Investment Property, General Intangibles and other Collateral and will deliver such reconciliation reports and other financial information to the Administrative Agent as the Administrative Agent or any other Secured Party may at any time reasonably request.

            4.11 Upon the occurrence of an Event of Default, the Guarantor agrees to stamp all books and records pertaining to Accounts, Instruments, Chattel Paper, Documents, Investment Property and General Intangibles to evidence the Secured Party's security interest therein in form satisfactory to the Administrative Agent immediately upon the Administrative Agent's written demand.

            4.12 At its option, during the existence of any Event of Default, the Administrative Agent may discharge Taxes, liens or other encumbrances at any time levied against or placed on the Collateral which have not been stayed as to execution and contested with due diligence in appropriate legal proceedings, and the Administrative Agent may pay for Insurance on the Collateral and may pay for maintenance and preservation of the Collateral and in connection therewith, the Guarantor will, upon demand, remit to the Administrative Agent forthwith:

                  4.12.1 The amount of any such Taxes, assessments, Insurance or other expenses which the Administrative

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         216

                  Agent shall have been required or shall have elected to pay; and

                  4.12.2 The amount of any and all out-of-pocket expenses which the Administrative Agent may incur in connection with the exercise by the Administrative Agent of any of the powers conferred upon it hereunder; and

                  4.12.3 Interest on any amounts described
                   under Subsections 4.12.1 and 4.12.2 of this Section 4.12 from the date of such expenditure to the date of repayment in full to the Administrative Agent at a rate per annum which shall automatically increase and decrease so that at all times such rate shall remain 2% higher than the Prime Rate.

            4.13 The Guarantor will notify the Administrative Agent in writing at least thirty (30) days prior to changing its name or conducting business under any name or trade name other than as warranted under Section 3.4 hereof, in each case specifying the names involved.

            4.14 The Guarantor will use its best efforts to obtain the consent of any Person or Governmental Authority to the assignment hereunder of any Account or General Intangible, or of any Instrument, Document or Chattel Paper required to be delivered pursuant to Section 4.3, if such consent may be required by the terms of any contract or statute or if the such consent is reasonably necessary to support the security interest hereunder or if the Administrative Agent so requests in its discretion reasonably exercised.

            4.15 During the existence of any Event of Default (as defined in the Credit Agreement), the Administrative Agent shall have the right to notify the account debtors obligated on any or all of a Guarantor's Accounts, Chattel Paper, Instruments, Documents, Investment Property, Guarantor's Security or General Intangibles to make payment thereof directly to the Administrative Agent, and the Administrative Agent may take control of all proceeds of any thereof. The form of such notice to the account debtors shall be in the form of
Schedule 4.15 annexed hereto.

            4.16 At the time of execution and delivery of this Security Agreement by the Guarantor, and at any future time as of which any Collateral may be affixed to or located on any real property other than that described in
Schedule 3.2 hereto, the Guarantor shall provide the Administrative Agent a document, in form and substance satisfactory to the Administrative Agent, executed by each Person having an interest in such real property, either as lessor, lessee, owner or mortgagee thereof, to which any Collateral is affixed or in which any Collateral is located (a) disclaiming any interest by such owner, lessor, lessee or mortgagee in any such Collateral and (b) containing the agreement of such owner, lessor, lessee or mortgagee permitting the Administrative Agent to enter such real property and take possession of and remove from such real property any Collateral affixed thereto or located therein and retaining possession of such real property for the purpose of selling, leasing or otherwise disposing of such Collateral without by doing so incurring any liability to such owner, lessor, lessee or mortgagee other than liability that would be incurred

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         217
by the Guarantor pursuant to any lease or mortgage between the Guarantor and such owner, lessor, lessee or mortgagee.

            4.17 The Guarantor will not amend any agreements with third parties relating to Warehoused Inventory without prior written notice the Administrative Agent, which shall promptly forward same to the Lenders, and without the written consent of the Administrative Agent provided at the direction of the Required Lenders.

            4.18 The Guarantor will not permit the value of Guarantor's Fixtures at the locations set forth in Schedule 3.2 to exceed $2,300,000 unless the Guarantor gives the Administrative Agent not less than 30 days prior written notice (which the Administrative Agent shall promptly forward to the Lenders) and the Guarantor executes such documents and takes such other actions related thereto as the Administrative Agent may request.

      5.    Events of Default.

            5.1 Upon the occurrence of an Event of Default, the Administrative Agent shall have, and shall exercise at the direction of the Required Lenders, all of the rights, powers and remedies set forth in the Loan Documents, together with the rights and remedies of a secured party under the UCC, including without limitation, the right to sell, lease or otherwise dispose of any or all of the Collateral, and to take possession of the Collateral, and for that purpose (a) the Administrative Agent may enter peaceably any premises on which the Collateral or any part thereof may be situated and remove the same therefrom and the Guarantor will not resist or interfere with such action, and (b) the Administrative Agent may require the Guarantor to assemble the Collateral and make the same available to the Administrative Agent at a place to be designated by the Administrative Agent which is reasonably convenient to both parties. The Guarantor hereby agrees that the place or places of location of the Collateral are places reasonably convenient to it to assemble the Collateral. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Administrative Agent will send the Guarantor reasonable notice of the time and place of any public sale or reasonable notice of the time after which any private sale or any other disposition thereof is to be made. The requirement of sending reasonable notice shall be met if such notice is mailed, postage prepaid, to the Guarantor at least five days before the time of the sale or disposition.

            5.2 Upon demand by the Administrative Agent after an Event of Default, given at the direction of the Required Lenders, the Guarantor will immediately deliver to the Administrative Agent all proceeds of Collateral, and all original evidences of Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles, including, without limitation, all checks, drafts, cash and other remittances, notes, trade acceptances or other instruments or contracts for the payment of money, appropriately endorsed to the Administrative Agent's order and, regardless of the form of such endorsement, the Guarantor hereby waives presentment, demand, notice of dishonor, protest and notice of protest and all other notices with respect thereto; and the Guarantor hereby appoints the Administrative Agent as the Guarantor's agent and attorney-in-fact to make such endorsement on behalf of and in the name of the Guarantor. Pending such deposit, the Guarantor agrees that it will not

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         218
commingle any such checks, drafts, cash and other remittances with any of the Guarantor's funds or property, but will hold them separate and apart therefrom and upon an express trust for the Administrative Agent until delivery thereof is made to the Administrative Agent.

            5.3 The costs of collection and enforcement of Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles including attorneys' fees and out-of-pocket expenses, shall be borne solely by the Guarantor, whether the same are incurred by the Administrative Agent or the Guarantor. The Guarantor will not, after the occurrence of an Event of Default, except with the Administrative Agent's express written consent, extend, compromise, compound or settle any Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles, or release, wholly or partly, any Person liable for payment thereof, or allow any credit or discount thereon which is not customarily allowed by the Guarantor in the ordinary conduct of its business.

            5.4 Effective immediately upon the occurrence of an Event of Default, the Guarantor hereby appoints the Administrative Agent to be the Guarantor's true and lawful attorney, with full power of substitution, in the Administrative Agent's name or the Guarantor's name or otherwise, for the Administrative Agent's sole use and benefit, but at the Guarantor's cost and expense, to exercise at any time, at the direction of the Required Lenders, all or any of the following powers with respect to all or any of the Accounts, Chattel Paper, Instruments, Documents, Guarantor's Security, Investment Property or General Intangibles:

                  5.4.1 to demand, sue for, enforce, collect, settle, compromise, receive and give acquittance for any and all moneys due or to become due upon or by virtue thereof and any Liens securing any such Collateral;

                  5.4.2 to receive, take, endorse, assign and deliver any and all checks, notes, drafts and other negotiable and non-negotiable instruments taken or received by the Administrative Agent in connection therewith, and the Guarantor waives notice of presentment, protest and non-payment of any instrument so endorsed or assigned;

                  5.4.3 to settle, compromise, compound, prosecute or defend any action or proceeding with respect thereto;

                  5.4.4 to extend the time of payment of any or all thereof, to make any allowances and other adjustments with reference thereto;

                  5.4.5 to sell, transfer, assign or otherwise deal in or with the same or the proceeds or avails thereof or the relevant goods, as fully and effectually as if the Administrative Agent were the absolute owner thereof;

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         219

                  5.4.6 to make any reasonable allowances and other reasonable adjustments with reference thereto;

                  5.4.7 to sign the Guarantor's name on any Document, on invoices relating to any Account, on drafts against customers, on schedules of assignments of Accounts, on notices of assignment, financing statements under the UCC and other public records, on verifications of Accounts, and on notices to customers;

                  5.4.8 to file or record in any public office notices of assignment or any other public notice required to effect this Security Agreement;

                  5.4.9 to notify the post office authorities to change the address for delivery of the Guarantor's mail to an address designated by the Administrative Agent;

                  5.4.10 to receive, open and dispose of all mail addressed to the Guarantor;

                  5.4.11 to discharge Taxes, liens or other encumbrances at any time levied against or placed thereon;

                  5.4.12 to send requests for verification of Accounts, Chattel Paper and Instruments to those liable thereon;

                  5.4.13 to vote and make any elections with respect to any Investment Property and to exercise control over such Investment Property as if the Administrative Agent were the sole owner thereof; and

                  5.4.14 to do all other things the Administrative Agent deems reasonably necessary or desirable to carry out the purposes of this Agreement.

      The Guarantor hereby ratifies and approves all acts of the attorney pursuant to this Section 5.4, and neither the Administrative Agent nor the attorney will be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law, other than acts, errors or mistakes due to fraud, willful malfeasance or gross negligence by the Administrative Agent or the attorney; provided further, however, that Guarantor does not waive any rights under the UCC against any Secured Party for any action taken hereunder which is other than commercially reasonable. This power, being coupled with an interest, is irrevocable so long as any of the Secured Obligations remain outstanding.


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         220

      5.5 Subject to the rights of the Secured Parties under the General Security Agreement, (a) after deducting all expenses incurred by the Administrative Agent in protecting or enforcing the rights of the Secured Parties in the Collateral, the remainder of any proceeds of collection or sale of the Collateral shall be applied to the payment of principal, interest, fees, expenses or other charges comprising the Secured Obligations in such order as the Administrative Agent may determine, and all surplus shall be returned to the Guarantor and the Guarantor shall remain liable for any deficiency; (b) the Administrative Agent shall apply the proceeds of collection or sale of the Collateral, if any, at least once during each calendar month, and until so applied, shall retain such proceeds in a separate Collateral account, as Collateral for the Secured Obligations; and (c) the Administrative Agent alone shall have the power of withdrawal from such Collateral Account.

      5.6 The Administrative Agent may exercise its rights with respect to Collateral without resorting to or regard to any Guarantee or other collateral or source of reimbursement for the Secured Obligations.

      5.7 The exercise by the Administrative Agent of or failure to so exercise any authority granted under this Security Agreement shall in no manner affect the liability of Guarantor to any Secured Party, provided that the Administrative Agent shall be under no obligation or duty to exercise any of the powers hereby conferred upon it and it shall be without liability for any act or failure to act in connection with the collection of, or the preservation of any rights under any of the Collateral.

      6.    Waivers.

            6.1 The Guarantor waives all demands, notices and protests of every kind which are not expressly required under this Security Agreement or the other Loan Documents and which are permitted by law to be waived, and which would, if not waived, impair the Administrative Agent's enforcement of this Security Agreement or release any Collateral from the security interest of the Administrative Agent under this Security Agreement. By way of example, but not in limitation of the Administrative Agent's rights under this Security Agreement, the Administrative Agent does not have to give the Guarantor notice of any of the following:

                  6.1.1 notice of acceptance of this Security Agreement;

                  6.1.2 notice of advances made, credit extended, or Collateral received or delivered;

                  6.1.3 any action which the Administrative Agent does or does not take regarding the Debtor, the Guarantor, or any other Person, or any other collateral securing the Secured Obligations;

                  6.1.4 enforcement of any rights under this Security Agreement or the General Security Agreement; or


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         221

                  6.1.5 any other action taken in reliance on this Security Agreement.

            6.2 With respect to the General Security Agreement, the Secured Obligations and the Collateral, the Guarantor assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of Collateral, to the addition or release of any party or Person primarily or secondarily liable, to the acceptance of partial payments thereon and the settlement, compromising or adjusting of any thereof, all in such time or times as the Administrative Agent may deem advisable.

            6.3 The Administrative Agent shall have no duty as to the collection or protection of Collateral not in the Administrative Agent's possession or control, and the Administrative Agent's duty with reference to Collateral in its possession or control shall be to use reasonable care in the custody and preservation of such Collateral, but such duty shall not require the Administrative Agent to do any of the following (although during the existence of a Default, the Administrative Agent is authorized to reasonably undertake any such action if the Administrative Agent deems such action appropriate):

                  6.3.1 protect any of the Collateral against the claims of others;

                  6.3.2 collect any sums due on the Collateral;

                  6.3.3 exercise any rights under the General Security Agreement or the Collateral;

                  6.3.4 notify the Guarantor of any maturities or other similar matters concerning the Collateral;

                  6.3.5 act upon any request the Guarantor may make; or

                  6.3.6 preserve or protect the Guarantor's rights in the Collateral or under the General Security Agreement.

      7.    Actions and Proceedings.

      IN THE EVENT OF ANY ACTION OR PROCEEDING WITH RESPECT TO ANY MATTER PERTAINING TO THIS SECURITY AGREEMENT, THE GUARANTOR HEREBY WAIVES THE RIGHT TO A TRIAL BY JURY AND RIGHTS OF SETOFF (BUT DOES NOT WAIVE ANY DEFENSES OR COUNTERCLAIMS). THE GUARANTOR HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION AND VENUE OF THE SUPREME COURT OF THE STATE OF NEW YORK AND OF THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF NEW YORK SITTING IN MONROE COUNTY, IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS SECURITY AGREEMENT.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         222

      8.    Address for Notices and Service of Process.

      All notices, requests and demands to or upon the Administrative Agent, any other Secured Party or Guarantor shall be effective if made in writing and shall be deemed to be delivered (A) upon receipt (i) if delivered by hand or by Federal Express or other national overnight courier, or (ii) if sent by telegraph, or (B) when sent, answer back received, in the case of notice by telex or telecopier (fax), or (C) five (5) days after being deposited in the mail, postage prepaid, to the following address or to such other address of the Administrative Agent, on behalf of the other Secured Parties, or Guarantor as may be hereafter notified by the Administrative Agent or a Guarantor to the other:

if to the Guarantor:

            IEC Arab, Alabama, Inc.


            Telecopier #:

      with a copy to:

            Boylan, Brown, Code,
            Fowler, Vigdor & Wilson LLP
            2400 Chase Square
            Rochester, New York 14604
                  Attn: Justin L. Vigdor, Esq.
            Telecopier #:  (716) 232-3528


if to any of the Lenders or the Administrative Agent:

      The Chase Manhattan Bank, as Administrative Agent
      One Chase Square, Floor 9
      Rochester, New York  14643
            Attn: Gail G. Fiorini, Vice President
      Telecopier # (716) 258-7604

      9.    Costs of Collection and Legal Fees.

      The Guarantor shall be liable to the Administrative Agent and each other Secured Party and shall pay to the Administrative Agent immediately on demand as part of its liability under this Security Agreement all reasonable costs and expenses of the Administrative Agent or any other Secured Party, including all reasonable fees and disbursements of the Administrative Agent's or any other Secured Party's legal counsel incurred in the collection or enforcement or attempted collection or attempted enforcement of the Secured Party's rights under this Security Agreement, whether within or apart from any legal action or proceeding.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         223

      10.   No Waiver of Remedies.

      No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any other Secured Party, any right, remedy, power or privilege under this Security Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege under this Security Agreement preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges provided under this Security Agreement are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

      11.   Administrative Agent.

      The appointment of the Administrative Agent as agent to act on behalf of the Lenders as contemplated in this Security Agreement, and the authority and responsibilities of the Administrative Agent related thereto, are set forth in and controlled by the Credit Agreement.

      12.   Alabama Law.

      The whole of this Security Agreement and the rights and obligations of the Guarantor and the Secured Party hereunder shall be governed, construed and interpreted in accordance with, the laws of the State of Alabama without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

      13.   Entire Agreement; Modifications.

      This Security Agreement contains the entire agreement between each Secured Party and the Guarantor with respect to all subject matters contained herein. This Security Agreement cannot be amended, modified or changed in any way except by a written instrument executed by each Secured Party and Guarantor.

      14.   Successors and Assigns.

      The covenants, representations, warranties and agreements herein set forth shall be binding upon the Guarantor, its legal representatives, successors and assigns and shall inure to the benefit of each Secured Party, its successors and assigns. Any successor or assign of any Secured Party shall forthwith become vested with and entitled to exercise all the powers and rights given by this Security Agreement to any Secured Party, as if such successor or assign were originally named as a Secured Party herein.

      15.   Counterparts.

      This Security Agreement may be executed in counterparts each of which shall constitute an original, but all of which when taken together shall constitute a single contract.

      17.   Severability.

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         224

      The unenforceability or invalidity of any provision or provisions of this Security Agreement or any of the other Loan Documents shall not render any other provision or provisions herein or therein contained unenforceable or invalid.

      18.   Relationship Between General and Secondary Security Agreements.

      The rights of the Secured Parties with respect to all Collateral except Fixtures (Fixtures to include, without limitation, all Equipment that also constitutes Fixtures), and the proceeds thereof, under the General Security Agreement shall have priority over the Secured Parties' rights with respect to such Collateral and proceeds under this Security Agreement; and the rights of the Secured Parties with respect to Fixtures (Fixtures to include, without limitation, all Equipment that also constitutes Fixtures), and the proceeds thereof, under this Security Agreement shall have priority over the Secured Parties' rights with respect to such Collateral and proceeds under the General Security Agreement.

      IN WITNESS WHEREOF, the Guarantor has caused this Security Agreement to be executed by its duly authorized officer or representative as of the date and year first above written.


                                    IEC Arab, Alabama, Inc.
Attest:  ________________
           Assistant Secretary
                                    By:   _________________________
(SEAL)                              Its:        Vice President


                                    Accepted this ______ day
                                    of ___________________

                                    The Chase Manhattan Bank,
                                     as Administrative Agent


                                    By: __________________________
                                    Its:                Vice President


                                    The Chase Manhattan Bank,
                                    as Lender


                                    By: _____________________
                                    Its:           Vice President



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         225

                                    Marine Midland Bank


                                    By: __________________________
                                    Its:                Vice President


                                    KeyBank National Association


                                    By: __________________________
                                    Its:                Vice President



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         226

STATE OF________________)
                            )  SS.
COUNTY OF ______________)


      On the _____ day of ________ in the year 1998 before me personally came _____________________, to me known, who, being by me duly sworn did depose and say that (s)he resides at __________________; that (s)he is the ____________________ of IEC Arab, Alabama, Inc., the corporation described in and which executed the above instrument; that (s)he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation, and that (s)he signed his/her name thereto by like order.


Notary Public


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         227

                                  SCHEDULE A                     (Page 1 of 4)
                                      to
               Security Agreement and UCC-1 Financing Statements
                                  granted by
                   IEC Arab, Alabama, Inc. (the "Guarantor")
                                  in favor of
           The Chase Manhattan Bank, as "Administrative Agent", and
          all lenders that are now or may hereafter become "Lenders"
          under a Credit Agreement among the Debtor, the Administrative Agent
          and the Lenders dated as of              (collectively as the
                                      -------------
          "Secured Party")


      1.    Equipment.  All  equipment  (as  defined in Section  9-109(2) of the
            UCC), whether now owned or hereafter acquired, wherever located, and including fixtures, together with any and all substitutions, parts, fittings, additions, attachments, accessories, special tools, accessions or replacements, and together with all computer programming and licenses necessary or desirable to operate the same, and all proceeds and general intangibles arising from any of the foregoing (the "Equipment").

      2.    Inventory. All inventory (as defined in Section 9-109(4) of the
            UCC), now owned or hereafter acquired, wherever located, and any product or mass into which any inventory shall be manufactured, processed or assembled (but only to the extent the same belongs to Guarantor) or commingled, and all proceeds and General Intangibles arising from any of the foregoing (the "Inventory").

      3. Accounts. All accounts (as defined in Section 9-106 of the UCC), now existing or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Accounts").

      4. Chattel Paper. All chattel paper (as defined in Section 9-105(1)(b) of the UCC) in which Debtor is the obligee, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Chattel Paper").

      5. Instruments. All instruments (as defined in Section 9-105(1)(i) of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Instruments").

      6. General Intangibles. All general intangibles (as defined in Section 9-106 of the UCC) now owned or hereafter acquired, and the proceeds thereof (the "General Intangibles").

      7. Documents. All documents of title (as defined in Section 1-201(15) of the UCC) covering any Inventory wherever located, now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Documents").


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         228

      8. Investment Property. All investment property (as defined in Section 9-115 of the UCC), now owned or hereafter acquired, and all proceeds and General Intangibles arising therefrom (the "Investment Property").

      9. Fixtures. All fixtures (as defined in Section 9-313 of the UCC), now owned or hereafter acquired, and all proceeds thereof
            (the "Fixtures").

IN FURTHERANCE OF THE FOREGOING TYPES OF PROPERTY, AND WITHOUT LIMITATION
THEREOF:

      u. Insurance. All insurance covering the Equipment, Inventory and all of Guarantor's other tangible personal property against risks of fire, flood, theft, loss or any other physical damage, and against any risk of any damage or loss whatsoever, now owned or hereafter acquired, and all proceeds and general intangibles arising therefrom (the "Insurance").

      v. Records. All of Guarantor's right, title and interest in all of its books, records, ledger sheets, files and other data and documents, including records in any form (digital or other) and recorded in or through any medium (magnetic, lasergraphic or other) and all machinery and processes (including computer programming instructions) required to read and print such records, now or hereafter existing relating to all types of personal property described in this Schedule A (the "Records").

      w. Rights as Seller of Goods. All of Guarantor's rights as a seller of goods under Article 2 of the UCC or otherwise with respect to Inventory, and all goods represented by or securing any of the Accounts, all of Guarantor's rights therein, including without limitation, rights as an unpaid vendor or lienor and including rights of stoppage in transit, replevin and reclamation, and all proceeds and General Intangibles arising from any of the foregoing .

      x. Guarantor's Security. All guarantees, mortgages or security interests on real or personal property, leases or other agreements or property now or hereafter securing or relating to any of the Accounts, Chattel Paper, Instruments, General Intangibles, Documents or Investment Property and in favor of Guarantor, or now or hereafter acquired for the purpose of securing and enforcing any of such items in favor of Guarantor, and all proceeds and General Intangibles arising from any of the foregoing (the "Guarantor's Security").

      y. Deposits. All sums at any time standing to Guarantor's credit on the books of any Secured Party and all moneys, securities, and other property of Guarantor at any time in any Secured Party's possession, and all proceeds and General Intangibles arising therefrom, including without limitation all deposit accounts maintained at any Lender of every nature, including all controlled disbursement accounts, payroll accounts or other special purpose accounts.

      z. Patent Rights. All patent rights throughout the world, including all letters patents, patent applications, patent licenses, patentable inventions, modifications and improvements thereof, all rights to any and all letters patent and applications for letters patent, all

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         229
            divisions, renewals, reissues, continuations, continuations-in-part, extensions and reexaminations of any of the foregoing, all shop rights, all proceeds of, and rights associated with any of the foregoing (including license royalties and proceeds of infringement suits), the right to sue third parties for past, present or future infringements of any of the foregoing and for breach or enforcement of any of the foregoing, and all rights corresponding to each of the foregoing throughout the world, whether now owned or existing or hereafter acquired, and all proceeds and General Intangibles arising from any of the foregoing (the "Patent Rights").

      aa. Technical Information. All information concerning the subject matter of the Patent Rights, and all other confidential or proprietary or useful information and all know-how and common law or statutory trade secrets obtained by or used in or contemplated at any time for use in the business of Guarantor, and all other research and development work by Guarantor whether or not the same is a patentable invention, including without limitation all design and engineering data, shop rights, instructions, procedures, standards, specifications, plans, drawings and designs, whether now owned or existing or hereafter acquired or arising, and all proceeds and General Intangibles arising from any of the foregoing
            (the "Technical Information").


      bb. Trademarks. All trademarks, trade names, corporate names, company names, business names, fictitious business names, trade styles, service marks, certification marks, collective marks, logos, other source of business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and General Intangibles of a like nature (each of the foregoing items being called a "Trademark"), now existing anywhere in the world or hereafter adopted or acquired, whether currently in use or not, all registrations and recordings thereof and all applications in connection therewith, whether pending or in preparation for filing, including registrations, recordings and applications in the United States Patent and Trademark Office or in any office or agency of the United States of America or any State thereof or any foreign country; all Trademark licenses; all reissues, extensions or renewals of any of the foregoing items; all of the goodwill of the business connected with the use of, and symbolized by the foregoing items; all proceeds of, and rights associated with, the foregoing, including any claim by Guarantor against third parties for past, present or future infringement or dilution of any Trademark, Trademark registration or Trademark license, including any Trademark, Trademark registration or Trademark license, or for any injury to the goodwill associated with the use of any such Trademark or for breach or enforcement of any Trademark license; and all proceeds and General Intangibles arising from any of the foregoing (the "Trademark Rights").

      cc. Copyrights. All copyrights and all semiconductor chip product mask works of Guarantor, whether statutory or common law, registered or unregistered, now or hereafter in force throughout the world, including, without limitation, all of Guarantor's right, title and interest in and to all copyrights and mask works registered in the United States Copyright Office or anywhere else in the world and all applications for registration thereof, whether pending or in preparation, all copyright and mask work licenses, the right to sue for past, present and future infringements of any thereof, all rights corresponding thereto throughout the world,

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         230
            all extensions and renewals of any thereof and all proceeds of the foregoing, including, without limitation, licenses, royalties, income, payments, claims, damages and proceeds of suit, and all proceeds and General Intangibles arising from any of the foregoing (the "Copyrights").

      dd. Computer Hardware and Software. (A) all computer and other electronic data processing hardware, integrated computer systems, central processing units, memory units, display terminals, printers, features, computer elements, card readers, tape drives, hard and soft disk drives, cables, electrical supply hardware, generators, power equalizers, accessories and all peripheral devices and other related computer hardware, whether now owned, licensed or leased or hereafter acquired by Guarantor; (B) all software programs including source code and object code and all related applications and data files, whether now owned, licensed or leased or hereafter acquired by Guarantor, designed for use on the computers and electronic data processing hardware described in Clause (A) above; (C) all firmware associated therewith, whether now owned, licensed or leased or hereafter acquired by Guarantor; (D) all documentation (including flow charts, logic diagrams, manuals, guides and specifications) for such hardware, software and firmware described in the preceding Clauses (A), (B) and (C), whether now owned, licensed or leased or hereafter acquired by Guarantor; and (E) all rights with respect to all of the foregoing, including, without limitation, any and all copyrights, licenses, options, warranties, service contracts, program services, test rights, maintenance rights, support rights, improvement rights, renewal rights and indemnifications and any substitutions, replacements, additions or model conversions of any of the foregoing, and all proceeds and General Intangibles arising from any of the foregoing (the "Computer Hardware and Software").


As used in this Schedule A, "UCC" means the Uniform Commercial Code of the State of Alabama, as amended and in effect from time to time.




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         231

                                     SCHEDULE 3.1
                                          to
                                  Security Agreement

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         232

                                 SCHEDULE 3.2
                                      to
                              Security Agreement
                                  granted by
                   IEC Arab Alabama, Inc. (the "Guarantor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the
Lenders dated as of               (collectively as the "Secured Party")
                    --------------


The Guarantor's exact legal name:
                                   --------------------------------

All names, if any, other than the name set forth above, under which the Guarantor conducts business (if none, insert "None"): None

Principal place of business of the Guarantor:

==========================

Chief executive office of the Guarantor:

==========================

All other places of business, if any, of the Guarantor (if none, insert "None"):
  None



All locations of inventory of the Guarantor:



All prior names of the Guarantor, if any (if none, insert "None"):




A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         233

                                 SCHEDULE 3.5
                                      to
                              Security Agreement
                                  granted by
                   IEC Arab Alabama, Inc.. (the "Guarantor")
                                  in favor of
    The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders" under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Guarantor:

1. Patent Rights, Trademark Rights and Copyrights with all pertinent registration information.

2.    Chattel Paper and Instruments

3.    Documents

4.    Investment Property

5.    Insurance

6.    Guarantor's Security


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         234

                                     SCHEDULE 3.6
                                          to
                                  Security Agreement
                                      granted by
                        IEC Arab, Alabama, Inc. (the "Debtor")
                                      in favor of
        The Chase Manhattan Bank, as "Administrative Agent", and the "Lenders"
  under a Credit Agreement among the Debtor, the Administrative Agent and the Lenders dated as of _____________________ (collectively the "Secured Party")



List of all of the following types of Collateral owned by the Debtor and subject to any certificate of title or title registration law, rule or regulation:

1.    Motor vehicles

2.    Aircraft

3.    Ships and boats

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         235

                                    SCHEDULE 4.3.1
                                          to
                         Security Agreement Including Fixtures


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         236

                                     SCHEDULE 4.15
                                          to
                                  Security Agreement
                  NOTICE TO ACCOUNT GUARANTOR TO MAKE PAYMENT
                         TO THE CHASE MANHATTAN BANK,
                            AS ADMINISTRATIVE AGENT

                   (Letterhead of The Chase Manhattan Bank)

                                    (Date)

Registered Mail; Return Receipt Requested or by Overnight Courier, Signature Required

Name and Address
of Account Guarantor


     Re:   Payment of All Moneys Due to Arab, Alabama, Inc. (the "Guarantor")

Greetings:

      Please take notice that all accounts receivable of the above-captioned Guarantor have been assigned to The Chase Manhattan Bank, as Administrative Agent ("Chase") and that pursuant to the terms of agreements between the Guarantor and Administrative Agent all monies now or hereafter becoming due and owing by you to the Guarantor must be paid to Administrative Agent at the following address:

                        ==============================
                        ==============================

      Please take notice that payment to the Guarantor of any such monies after the date of receipt of this notice may result in liability to Administrative Agent for the amount of such payment.

      Enclosed is a certified true copy of an authorization executed by the Guarantor.

      If you have any questions about this matter, please call _______________ at ---------------.

      Thank you for your cooperation in this matter.

                                          Very truly yours,


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         237

A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         238

                                   SCHEDULE 4.01 (l)

                              Indebtedness to be Repaid


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         239

                                     SCHEDULE 5.22

                                      Investments


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         240

                                     SCHEDULE 5.23

                                Certain Benefits Plans


A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         241

                                     SCHEDULE 5.25

                                Restrictive Agreements



A:\RCA9.AGR                                                     U&K 05/14/98-9
                                         242