Form 10-K
period 1998-09-30
IEC ELECTRONICS CORP
filed 1999-01-05
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 1998 or
                                 ------------------


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

As of December 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,542,789.

(Assumes officers, directors, and any stockholder holding 5% of the outstanding shares are affiliates.)

As of December 21, 1998, there were outstanding 7,583,076 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 24, 1999 are incorporated into Part III of this Form 10-K

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

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired all of the then outstanding common stock of Calidad Electronics, Inc. ("Calidad"), located in Edinburg, Texas.
In September 1997, Calidad's name was changed to IEC - Edinburg Texas, Inc. In November 1994, the Company acquired all of the then outstanding common stock of Accutek, Inc. ("Accutek"), located in Arab, Alabama. In October 1997, Accutek's name was changed to IEC Arab Alabama Inc. In August 1998, the Company through its newly created Irish subsidary, IEC Electronics - Ireland Limited, acquired certain assets of Ohshima Manufacturing Limited located in Longford, Ireland. As used herein, "Company" or "IEC" includes IEC Electronics Corp. and its subsidiaries, unless the context otherwise requires.

     The Company annouced in August 1998 that it would close its Arab, Alabama facility and record a restructuring charge of 4.7 million (Pre-tax) in the fourth quarter of fiscal 1998. The majority of the facility's larger customers have since been transferred to the Company's other facilities, the equipment has been moved to the Company's other locations and the buildings in Alabama are currrently marketed for sale.

      The Company has completed negotiations and signed operational contracts to lease a newly constructed 50,000 square foot facility in Reynosa, Mexico. This Maquiladora facility will manufacture printed circuit boards, wire harnesses and box build assemblies. The facility's shipments are expected to begin in February 1999.

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

     During 1998 the Company opened a state-of-the-art 8,000 square foot Technology center at its Newark, New York manufacturing facility uniting the Protoype Lab, Design Engineering Group and Advanced Materials Technology Labaratory.

      The Company's executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742 and its internet address is www.iec-electronics.com.

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


     The Company continually evaluates emerging technology and makes these processes available to its customers when commercial and design factors so indicate. The next generation of interconnection technologies will include chip scale packaging and ball grid array (BGA) assembly techniques. These techniques achieve greater density on printed circuit assemblies. Last year the Company mounted nearly five million BGAs. The Company's Technology Center has been employing real time x-ray imaging to enhance process development.

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

      As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 1998, the Company invested approximately $8.1 million in capital equipment.
The vast majority of this amount was invested to significantly upgrade equipment and process automation projects. The Company believes that it operates one of the largest SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that contract manufacturers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the contract manufacturing industry.


Assembly Process

      The Company generally enters into formal agreements with its significant customers. These agreements generally provide for fixed prices for one year, absent any customer changes which impact cost of labor or material, and rolling forecasts of customer requirements. After establishing an OEM relationship, the Company offers its consultation services with respect to the manufacturability and testability of the product design. IEC often recommends design changes to reduce manufacturing costs and to improve the quality of the finished assemblies, and in some instances will produce original designs to the customer's specifications.

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


Products and Services

     The Company manufactures a wide range of assemblies which are incorporated into hundreds of different products. The Company provides contract manufacturing services primarily for micro, mini and mainframe computers; computer peripheral equipment; industrial photography and imaging equipment; office equipment; telecommunications equipment; measuring devices; and medical instrumentation. During the fiscal year ended September 30, 1998 the Company provided contract manufacturing services to approximately 100 different customers, including Compaq Computer Corporation ("Compaq"), Matrox Graphics, Inc. ("Matrox"),
Symbol Techologies, Inc.("Symbol"), Stratus Corporation ("Stratus"), and Seagate Techologies,Inc ("Seagate"). The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.


Materials Management

     In fiscal 1998, 1997, and 1996, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented
98 percent, 95 percent and 85 percent of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

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

Backlog

      The Company's backlog as of December 16, 1998 and December 22, 1997 was approximately $107 million and $129 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 18 months. Substantially all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


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



Co-workers

      The Company's co-workers numbered approximately 1,536 at December 17, 1998, including 96 employees engaged in engineering, 1,266 in manufacturing and 174 in administrative and marketing functions. None of the Company's U.S. employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. Management believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, by virtue of its Texas location in the Rio Grande valley, and by virtue of its Irish location, centrally located amoung the techology centers of Dublin, Galway and Limerick.


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


Customer Concentration; Dependence On the Electronics Industry

A small number of customers are currently responsible for a significant portion of the Company's net sales. During fiscal 1998, the Company's ten largest customers accounted for 72.0% of consolidated net sales, and in the fiscal years 1997 and 1996, the Company's ten largest customers accounted for 73.2% and 74.8%, respectively, of consolidated net sales. Compaq Computer Corporation ("Compaq"), historically the Company's largest customer accounted for 37.9%, 26.24% and 21.8%, respectively, of consolidated net sales for fiscal years 1998, 1997, and 1996. In fiscal years 1998, 1997 and 1996, respectively, Matrox Graphics Inc. ("Matrox") accounted for 14.6%, 20.1% and 13% of the Company's consolidated net sales. The Company is dependent upon continued revenues from its top customers. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Management of Growth; Geographic Expansion

The Company has experienced substantial revenue growth over the last six fiscal years, with net sales increasing from $43.2 million in fiscal 1992 to $248.2 million in fiscal 1998, although 1998 sales decreased slightly from fiscal 1997 sales. In fiscal 1998, the Company acquired a facility in Ireland.
There can be no assurance that the Company's rate of revenue growth will continue. There can also be no assurance that the Company will successfully manage the integration of the Irish acquisition, or any other business it may acquire in the future. As the Company manages its existing operations and expands geographically, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if any new facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.



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



Year 2000

While the Company has developed and is implementing a plan to address Year 2000 issues, as discussed in "Management's Discussion of Operations", there may be risk connected with the ability of the Company to identify and address sucessfully the Year 2000 issues in a timely manner and at costs that are reasonably in line with projections and with the ability of the Company's vendors to indentify and address sucessfully their own Year 2000 issues in a timely manner.

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



Dependence on Key Personnel and Skilled Co-workers

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical co-workers. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled co-workers. Failure to do so could adversely affect the Company's operations.


ITEM 2.  PROPERTIES
-------------------

     The Company's administrative and principal manufacturing facility, acquired with the aid of industrial revenue bond financing (see Note 5 of Notes to
Consolidated Financial Statements), is located in Newark, New York and contains an aggregate of approximately 250,000 square feet. The IEC Edinburg, Texas manufacturing facility consists of approximately 87,000 square feet.
The IEC Electronics - Ireland facility consists of approximately 37,000 square feet, which is leased under an agreement expiring in 2004.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 1998, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 1998, were as follows:

      Name                  Age           Position

Russell E. Stingel          67          Chairman of the Board, and Chief
                                        Executive Officer

David W. Fradin             52          President and Chief Operating Officer

Diana R. Kurty              45          Vice President of Finance, Treasurer
                                        and Chief Financial Officer

Bill R. Anderson            53          Executive Vice President and General
                                        Manager IEC Newark NY Operations

Lawrence W. Swol            43          Vice President and General Manager
                                        IEC Edinburg Texas Operations

Joseph B. Schadeberg        58          Vice President, Human Resources

Bruce C. Barton             52          Vice President, Techology

Stephen H. Hotchkiss        47          Vice President, Sales and Marketing

Patricia A. Bird            38          Corporate Controller

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

    Diana R. Kurty has served as Vice President, Chief Financial Officer and Treasurer of the Company since October 1997. She was previously employed as Vice President and Corporate Controller as well as other management roles at Goulds Pumps, Inc. from 1990 - 1997 and prior to that by Coopers & Lybrand as a Senior Audit Manager and various other positions (1975-1990).

    Bill R. Anderson served as Executive Vice President and as General
Manager of IEC Newark Operations from June 1997 until November 1998. Prior thereto he had been Vice President of Materials since 1995. He was previously employed as Director of Procurement and Reliability at C-Cor Electronics
(1991 - 1995) and Manager of Materials at F.L Smithe Machine Co. (1986 - 1991). Mr. Anderson resigned from the Company in November 1998.

     Lawrence W. Swol has served as Vice President nd General Manager- IEC Edinburg Texas Operations since November 1997. He was previously employed as General Manager of Ogden Atlantic Design - Mexico Operations (October 1995 - November 1997.) and by Miltope Corporation as Vice President, Operations (1992 - 1995).

     Joseph B. Schadeberg served as Vice President, Human Resources from July 1995 until November 1998. He was previously employed as Director, Human Resources Operations of Mattel/Fisher Price Inc. (1992-1995). Mr. Schadeberg left the Company in November 1998.

     Bruce C. Barton has served as Vice President Techology since Novenber 1997. Prior thereto he had been Director, Advanced Engineering (May 1995 - November 1997) and Electronics Manufacturing Engineering Manager (January 1991
- May 1995)

     Stephen H. Hotchkiss has served as Vice President, Sales and Marketing since November 1997. Prior thereto he had been Director of Sales and Marketing (November 1996 - November 1997), Sales Manager (March 1996 - November 1996), and Sales Representative (1977 - 1996).

     Patricia A. Bird has served as Corporate Controller since September 1987. She was previously employed by Arthur Andersen LLP (1982 - 1987).

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

                                              Closing Sales Price
      Period                                   High        Low

October 1, 1996 - December 31, 1996            $ 8.375     $ 6.375
January 1, 1997 - March 30, 1997               $ 8.875     $ 7.625
April 1, 1997 - June 30, 1997                  $14.250     $ 8.625
July 1, 1997 - September 30, 1997              $22.250     $13.750
October 1, 1997 - December 31, 1997            $21.750     $12.750
January 1, 1998 - March 30, 1998               $13.875     $ 7.438
April 1, 1998 - June 30, 1998                  $ 9.188     $ 6.875
July 1, 1998 - September 30, 1998              $ 7.750     $ 4.250




      The closing price of the Company's Common Stock on the Nasdaq National Market on December 21, 1998 was $3.813.

      (b)  Holders.

           As of December 21, 1998, there were approximately 126 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 1998 and September 30, 1997. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                            Years Ended September 30


Income Statement Data            1998(1)    1997      1996      1995(2)  1994
----------------------         ------------------------------------------------

Net Sales                      $248,159  $260,686  $179,707  $127,610  $130,296
                               ------------------------------------------------

Gross Profit                    $13,640   $28,094   $15,219   $18,327   $27,281
                               ------------------------------------------------

Operating Income (Loss)         $(7,554)  $12,321    $2,333    $7,603   $17,565
                               ------------------------------------------------

Net Income (Loss)               $(6,160)   $6,958    $2,498    $4,688   $10,960
                               ------------------------------------------------

Net Income (Loss) per Common
and common equivalent share:
    Basic                        $(0.82)    $0.93     $0.34     $0.64     $1.53
    Diluted                      $(0.82)    $0.91     $0.33     $0.64     $1.51
                                ------------------------------------------------

Common and Common
equivalent shares
    Basic                         7,542     7,442     7,412     7,359     7,168
    Diluted                       7,542     7,617     7,496     7,389     7,287
                                ------------------------------------------------
Balance Sheet Data:
Working Capital                 $31,764   $34,622   $25,959   $23,074   $20,796
                                -----------------------------------------------

Total Assets                    $98,665  $152,070  $109,521  $103,014   $84,954
                                -----------------------------------------------

Long-term debt, less current
 maturities                      $7,138    $6,988    $7,409    $6,857    $3,733
                                -----------------------------------------------


Shareholders' equity            $69,568   $75,461   $67,457   $64,899   $58,455
                                -----------------------------------------------



(1) The results of operations and financial position as of and for the years ended September 30, 1998, include the operations of IEC Electronics - Ireland Limited, as of the acquisition date, August 31, 1998.

(2) The results of operations and financial position as of and for the years ended September 30, 1995, include the operations of IEC Electronics Arab Alabama, Inc. as of the acquisition date, November 21, 1994.

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

Overview
--------

IEC had a challenging year in fiscal 1998 as it transitioned from heavy reliance on customers in the personal computer industry to establishing a more diverse portfolio of customers. The Company took a number of important steps in 1998 including a strong emphasis on new business development for new and existing customers, the re-financing of its credit facility which lowered interest rates and increased borrowing capacity by over $30 million, the acquisition of its first non-U.S. facility in Ireland, the reduction of its workforce by nearly 1,200 people or 38%, and the closure of its Alabama facility, resulting in the recording of a restructuring charge of $4.7 million (pre-tax) in the fourth quarter of fiscal 1998.

     Analysis of Operations
     ----------------------
     (dollars in millions)

                                                       %                %
     For Year Ended September 30,     1998     1997   Change    1996    Change
                                      ----     ----   ------    ----    ------

     Net Sales                       $248.2   $260.7   (4.8%)   $179.7   45.1%


The 4.8% decrease in fiscal 1998 sales compared to fiscal year 1997 resulted from shifts in certain customers' demands. Additionally, the Company is experiencing a shift from long-run, lower complexity customer contracts to shorter-run, higher complexity contracts. Demand in the overall electronics manufacturing services industry remains generally strong and is being driven both by growth in the electronics industry and even more importantly, by increased outsourcing from OEMs. The Company's percentage of turnkey sales has steadily increased. Such sales represented 98%, 95% and 85% of net sales in fiscal 1998, 1997, and 1996, respectively.

     Gross Profit and Selling and Administrative Expenses
     ----------------------------------------------------
     (as a % of Net Sales)


      For Year Ended September 30,           1998        1997        1996
                                             ----        ----        ----

      Gross Profit                           5.5%        10.8%       8.5%

      Selling and Administrative Expenses    6.2%         6.1%       7.2%


Gross profit as a percentage of sales decreased more than 5 percentage points in fiscal 1998 compared to fiscal 1997. This decrease was a result of lower overhead absorption due to underutilized capacity, a sizeable loss at the Alabama facility, customer mix, greater customer product complexity with requests for design changes, and multiple new customer and product launches. Frequent design changes and customer start-ups cause manufacturing production interruptions, and restarts, increase set-up expense, creating excess production downtime.

The Company's gross profit percentage increased over 2 percentage points between fiscal 1996 and fiscal 1997. This increase resulted from improved utilization of manufacturing capacity, customer mix, benefits from material purchase volume, and strategic initiatives such as the master distribution programs with Arrow Electronics and Pioneer-Standard Electronics.

Selling and administrative expenses as a percentage of sales remained relatively stable at 6.2% compared to 6.1% in fiscal 1997 and down from 7.2% in fiscal 1996. Actual selling and administrative expenditures decreased in fiscal 1998 to $15.3 million from $15.8 million as a result of the elimination of bonuses and other cost-cutting measures Selling and administrative expenses of $15.8 million in fiscal 1997 were 22.4% higher than $12.9 million in fiscal 1996. This increase was largely attributable to staff additions, increases in salaries, bonuses and related costs and to increases in commission expense related to increased net sales.


     Other Income and Expense
     ------------------------
     (dollars in millions)


      For Year Ended September 30,        1998        1997        1996
                                          ----        ----        ----

      Interest Expense                    $1.8         $1.6        $1.6

      Life Insurance Proceeds               -            -          2.0

      Other Income                          .3           .5          .4


Interest Expense of $1.8 million was higher than $1.6 million in fiscal 1997 due to higher borrowing levels in the early part of fiscal 1998, caused by significant working capital requirements in the first and second quarters of fiscal 1998 to support a very large one-time customer contract. Overall, interest rates decreased significantly between fiscal 1997 and fiscal 1998 as a result of a general trend downward and the Company's new senior credit facility (see Liquidity and Capital Resources). Interest expense remained nearly constant at $1.6 million in 1997 and 1996. Life insurance proceeds of $2.0 million were received in 1996 as a result of the death of the Company's founder, Roger E. Main. Other income is composed primarily of investment earnings.

      Income Taxes
      ------------

      For Year Ended September 30,        1997        1996        1995
                                          ----        ----        ----

      Effective Tax Rate                 (31.9%)     37.9%       20.6%


The Company's low effective tax (benefit) rate of 31.9% in 1998 resulted largely from the federal income tax benefit from operating losses offset by state income tax expense. The 1997 effective tax rate of 37.9% reflects a more typical rate based on the Company's current mix of federal and state jurisdictions. The 1996 very low effective tax rate of 20.6% resulted from the aforementioned receipt of non-taxable life insurance proceeds of $2.0 million.

Restructuring Charge
--------------------

In August 1998, the Company announced its plan to close its underutilized Alabama facility and transfer many of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). After an income tax benefit of $1.6 million, this restructuring charge reduced fiscal 1998 earnings by $3.1 million or $.42 per share.

The Alabama plant was closed in late October 1998. Following the transfer of most of Alabama's larger customers, the equipment has been moved to the Company's other facilities, and the buildings are currently marketed for sale.


Liquidity and Capital Resources
-------------------------------

As reflected in the Consolidated Statement of Cash Flows for 1998, the $20.4 million of cash provided by operating activities was used to fund $13.5 million used in financing activities and $8.6 million of net investing activities, thus decreasing cash by $1.7 million. Significant changes in working capital items that impacted cash flow from operating activities in 1998 were a $26.2 million decrease in accounts receivables largely due to an increased focus on working capital management as well as lower sales in the last half of the year compared to a record sales month of $36.7 million in September 1997; a $25.5 million decrease in inventory as a result of an active reduction program and lower operating volumes; and a $30.6 million decrease in accounts payable resulting from lower inventories and the timing of capital additions.

Capital additions were $8.1 million in 1998 and $9.9 million in 1997. These expenditures were primarily used to upgrade the manufacturing capabilities of the Company. The Company also purchased selected assets of Ohshima Electronics Manufacturing Limited located in Longford, Ireland, for an initial purchase price of $1.1 million with additional amounts due (up to $300,000) if certain profit targets are met over the period September 1, 1999 though August 31, 2000.

During May, 1998 the Company refinanced its $33 million of available lines of credit with a new three-year $65 million senior credit facility with a bank group. The credit facility is collateralized by the majority of assets of the Company. At September 30, 1998, $7.0 million was outstanding under this facility. The Company is required to maintain certain financial ratios as well being subject to other restrictions described in "Notes to Consolidated Financial Statements." The Company was in compliance with all financial covenants as of September 30, 1998.

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

Year 2000 Conversion
--------------------
The Year 2000 issue is the result of many existing computer programs written to handle two digits, rather than four, to define the applicable year. Accordingly, date-sensitive software or hardware may not be able to distinguish between the year 1900 and year 2000, and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations, including, among other things, an inability to process transactions, send invoices, or engage in normal business activities. These Year 2000 issues affect virtually all companies and organizations.

The Company has developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks include, among other things, the possible failure or malfunction of the Company's internal information systems, possible problems with the products and services the Company has provided its customers, and possible problems arising from the failure of the Company's supplier systems.

The Company has developed a plan to address its Year 2000 issues by initially identifying and assessing Year 2000 compliance for all of its applications and information technology equipment (including all mainframe, network and desktop software and hardware, custom and packaged applications, and IT embedded systems), as well as its non-information technology embedded systems, (including non-IT equipment and machinery such as security, fire prevention and climate control systems) into the categories of "business critical", "important", and "non-important" systems.

Business critical systems are those whose Year 2000 compliance is necessary to ensure the proper functioning of the business. These systems have the highest priority in being tested and upgraded, where applicable. It is expected that all "business critical" systems will be Year 2000 compliant by June 1999. "Important" systems will also be tested and upgraded with the expectation that, where necessary, they will be Year 2000 compliant by no later than September 30, 1999. Certain other systems classified as "not important", since they do not use the date function, will also be tested and upgraded where it is of benefit to the Company, but with the lowest priority of the Company's three systems classifications. The Company's remediation plan for its Year 2000 issue is an ongoing process, and the estimated completion dates above are subject to change.

Overall, at this time the Company believes that its systems will be Year 2000 compliant in a timely manner for several reasons. The main or "central" operating system used by the Company is already compliant with the exception of one sub-system. To the extent that current systems that will not be replaced have been determined to be non-compliant, the Company is working with the suppliers of such systems to obtain upgrades and/or enhancements to ensure Year 2000 compliance. Also, comprehensive testing of nearly all critical systems was performed in November, 1998, at the shut-down Alabama facility in a simulated Year 2000 environment. Only minor issues were found from the testing which have since been corrected and retested successfully.

At this stage in the process, the Company has not identified any significant risks. However, the Company believes that the area of the greatest potential risk relates to significant suppliers' failing to remediate their Year 2000 issues in a timely manner. The Company is conducting formal communications with its significant suppliers to determine the extent to which it may be affected by those parties' plans to remediate their own Year 2000 issues in a timely manner. If a number of significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it is not Year 2000 compliant.

The Company will develop contingency plans and expects to have them completed during 1999. To mitigate the effects of the Company's or significant suppliers' potential failure to remediate the Year 2000 issue in a timely manner, the Company will take appropriate actions. Such actions may include having arrangements for alternate suppliers, using manual intervention to ensure the continuation of operations where necessary and scheduling activity in December 1999 that would normally occur at the beginning of January 2000.
If it becomes necessary for the Company to take these corrective actions, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected not to be material. Costs incurred in fiscal 1998 have been minimal and expensed as incurred. Additional costs are expected to be incurred in fiscal 1999 and will be associated primarily with the remediation of existing computer software and hardware. Such costs are estimated to be approximately $500,000. Such costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

Recently Issued Accounting Standards
------------------------------------

In late 1997, Statement of Financial Accounting Standards No. 130 (SFAS No.
130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information" were issued. These statements will be effective for the Company in fiscal 1999. The Company believes that the effect of adoption of both SFAS No. 130 and SFAS No. 131 will not be material.

Additionally, in June, 1998, Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will be effective for the Company in fiscal 2000. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 24, 1999 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 24, 1999 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

    The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 24, 1999 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 24, 1999 and is incorporated in this report by reference thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  26
              Consolidated Balance Sheets as of
               September 30, 1998 and 1997..................................  27
              Consolidated Statements of Operations for the years
               ended  September 30, 1998, 1997 and 1996 ....................  29
              Consolidated Statements of Changes in Shareholders'
               Equity for the years ended September 30, 1998,
               1997 and 1996................................................  30
              Consolidated Statements of Cash Flows for the years
               ended September 30, 1998, 1997 and 1996......................  31
              Notes to Consolidated Financial Statements....................  32
              Schedule II Valuation and Qualifying Accounts.................  44

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.
 (3) Exhibits

Exhibit No.                     Title                                     Page

3.1             Amended and Restated Certificate of Incorporation
                of DFT Holdings Corp.  (Incorporated by reference to
                Exhibit 3.1 to the Company's Registration Statement
                on Form S-1, Registration No. 33-56498)
3.2             Amended Bylaws of IEC Electronics Corp.  (Incorporated
                by reference to Exhibit 3.2 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended March 27, 1998)
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4             Certificate of Merger of IEC Electronics Corp.
                into DFT Holdings Corp. - New York.  (Incorporated by
                reference to Exhibit 3.4 to the Company's Registration
                Statement on Form S-1, Registration No. 33-56498)
3.5             Certificate of Ownership and Merger merging IEC
                Electronics Corp. into DFT Holdings Corp. - Delaware. (Incorporated by reference to Exhibit 3.5 to the
                Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.6             Certificate of Merger of IEC Acquisition Corp. into
                IEC Electronics Corp.  (Incorporated by reference to
                Exhibit 3.6 to the Company's Registration Statement
                on Form S-1, Registration No. 33-56498)
3.7             Certificate of Admendment of Certificate of Incorporation of
                IEC Electronics Corp. filled with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)
3.8             Certificate of Designations of the Series A                   45
                Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998.
3.9             Articles of Incorporation of Calidad Electronics, Inc.
                (Incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.10 Articles of Amendments to the Articles of Incorporation of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on
                Form S-1, Registration No. 33-56498)
3.11 Statement of Change of Registered Office or Registered Agent or both by a Profit Corporation. (Incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.12 By-laws of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights Agents(Incorporated by reference to Exhibit 4.1 to the Company's Curent Report on Form 8-K dated June 2, 1998)
10.1*           IEC Electronics Corp. Stock Option Plan, as amended.
                (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration
                No. 33-56498)
10.2*           Form of Amended and Restated Incentive Stock Option
                Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
10.3* Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.4 Documents Executed in Connection with the Acquisition of Certain Real Estate: (i) Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, Jacob A. Graybill and Robert M. Tyle, dated as of August 29, 1983. (ii) Bond Purchase Agreement among IEC Electronics Corp., Wayne County Industrial Development Agency, Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iii) Mortgage from the Wayne County Industrial Development Agency to Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iv) Lease Agreement between the Wayne County Industrial Development Agency and IEC Electronics Corp., dated as of December 1, 1983. (v) Amendment to Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, the Estate of Jacob A. Graybill and Robert M. Tyle, dated as of December 28, 1983. (vi) Loan Agreement between IEC Electronics Corp. and The Village of Newark, dated as of December 28, 1983. (vii) Mortgage between Wayne County Industrial Development Agency and IEC Electronics Corp., as mortgagors, and Wayne County Industrial Development Agency, as mortgagee, dated December 28, 1983. (viii) Mortgage between Wayne County Industrial Development Agency and The Village of Newark, dated December 28, 1983. (ix) First Agreement of Amendment to Loan Agreement of December 28, 1983, between IEC Electronics Corp. and The Village of Newark, dated as of December 30, 1983. (x) Loan and Use Agreement among Wayne County Economic Development Corp., Wayne County Industrial Development Agency, IEC Electronics Corp. and New York Job Development Authority, dated December 30, 1983.
               (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.5*          Form of Indemnity Agreement.  (Incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.6 Credit Agreement dated as of May 16, 1998 amoung IEC Electronics Corp. and Any Designed Borrower(s) as "Borrowers" with the Lenders signatory thereto and The Chase Manhattan Bank as Adminstrative
           Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998)
10.7       Consent and Waiver dated as of July 10, 1998 to Credit             48
           Agreement dated May 15, 1998.
10.8       Amendment No. 1 and Consent dated as of Novenber 6, 1998           55
           to Credit Agreement dated as May 15, 1998.
10.9*      IEC Electronics Corp. 1993 Stock Option Plan, as amended           68
10.10*     Form of Incentive Stock Option Agreement (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.11* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.12*     Form of Non-Employee Director Stock Option Agreement
           (Incorporated by reference to Exhbit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.13*     Employment Agreement between IEC Electronics Corp. and
           David W. Fradin (Incorporated by reference to Exhibit 10.18 to the Compant's Annual Report on Form 10-K for the year ended September 30,
           1997)
10.14*     Employment Agreement between IEC Electronics Corp. and             76
           Diana R. Kurty, dated September 5, 1997
10.15*     Consulting Agreement between IEC Electronics and Edward Butka,     78
           dated dated as of March 1, 1998
10.16*     Change in Control Agreement between IEC Electronics Corp. and      80
           Russell E. Stingel, dated as of May 1, 1998
10.17*     Admendment No.1 to Employment Agreement, Restatement of            84
           Non Compete Agreement and Change in Control Agreement between IEC Electronics Corp. and David W. Fradin, dated as of May 1, 1998
10.18*     Admendment No.1 to Employment Agreement, Restatement of Non        88
           Compete Agreement and Change in Control Agreement between IEC Electronics Corp. and Diana R. Kurty, dated as of May 1, 1998
10.19*     Form of Change-in-Control Agreement between IEC Electronics        92
           Corp and each of its Vice Presidents, dated as of May 1, 1998.
10.20*     Severance Agreement between IEC Electronics Corp. and Joseph S.    96
           Schadeberg, dated as of November 12, 1998.
10.21* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.)
10.22*     Admendment to IEC Electronics Corp. Savings and Security          100
           Plan effective June 1, 1998.
10.23*     Iec Electronics Corp. Director Compensation Plan                  106
11.1 Statement relating to computation of per share earnings. See Note 43 12 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
11.2       Statement relating to Valuation and Qualifing Accounts. See Note   44
           12 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
22.1       Subsidiaries of IEC Electronics Corp.                             111
24.1       Consent of Arthur Andersen LLP                                    112

          (b) Reports on Form 8-K:

           None


*Mangement contract or compensatory plan or Arrangement

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  29, 1998.


                          IEC Electronics Corp..


                          By:/s/Russell E. Stingel
                          -----------------------
                          Russell E. Stingel
                          Chairman of the Board and
                          Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

/s/Russell E. Stingel     Chairman of the Board and
---------------------     Chief Executive Officer
(Russell E. Stingel)     (Principal Executive Officer)         December 29, 1998


/s/Diana R. Kurty         Vice President of Finance
-----------------        (Principal Financial
(Diana R. Kurty)          and Accounting Officer)              December 29, 1998



/s/David J. Beaubien      Director                             December 29, 1998
--------------------
(David J. Beaubien)


/s/Thomas W. Folger       Director                             December 29, 1998
--------------------
(Thomas W. Folger)


/s/W.Barry Gilbert        Director                             December 29, 1998
-------------------
(W.Barry Gilbert)


/s/Robert P. B. Kidd      Director                             December 29, 1998
-------------------
(Robert P. B. Kidd)


/s/Eben S. Mouilon        Director                             December 29, 1998
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor       Director                             December 29, 1998
-------------------
(Justin L. Vigdor)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp.(a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic finanical statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic finanical statements and, in our opinion, fairly state in relation all material repects the finanical data required to be set forth therein to the basic finanical statements taken as a whole.


                                           /s/Arthur Andersen LLP


Rochester, New York,
November  17, 1998




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997

                        (in thousands, except share data)


                                     ASSETS

                                                            1998         1997
                                                        ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                               $   2,278    $  3,921
  Accounts receivable, net of allowance for doubtful
  accounts of $1,975 in 1998 and $722 in 1997                22,842      49,045
  Inventories                                                20,072      45,360
  Income taxes receivable                                     1,960           -
  Deferred income taxes                                       3,226       1,900
  Other current assets                                          441          98
                                                         ----------------------
        Total current assets                                 50,819     100,324
                                                         ----------------------






PROPERTY, PLANT, AND  EQUIPMENT, net                         36,321      39,391
                                                         ----------------------






OTHER ASSETS:
   Costs in excess of net assets acquired, net               11,310      12,346
   Other assets                                                 215           9
                                                         ----------------------
                                                             11,525      12,355
                                                         ----------------------
                                                          $  98,665   $ 152,070
                                                         ======================



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997

                        (in thousands, except share data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1998        1997
                                                      -------------------------
CURRENT LIABILITIES:
  Short-term borrowings under lines of Credit         $   -        $10,530
  Current portion of long-term debt                         20       3,291
  Accounts payable                                      13,424      43,904
  Accrued payroll and related expenses                   3,878       5,611
  Accrued income taxes                                    -          1,887
  Accrued insurance                                      1,353        -
  Other accrued expenses                                   380         479
                                                      -------------------------
        Total current liabilities                       19,055      65,702
                                                      -------------------------

DEFERRED INCOME TAXES                                    2,904       3,919
                                                      -------------------------

LONG-TERM DEBT                                           7,138       6,988
                                                      -------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - none                         -           -
   Common stock, par value $.01 per
     share, authorized - 50,000,000
     shares; issued and outstanding -
     7,583,076 and 7,552,201 shares,
      respectively                                          76          75
   Additional paid-in capital                           38,563      38,430
   Retained earnings                                    31,207      37,367
   Cummulative Transition Adjustments                      133           -
   Treasury stock, at cost - 20,573 shares,
      respectively                                        (411)       (411)
                                                      -------------------------
        Total shareholders' equity                      69,568      75,461
                                                      -------------------------
                                                     $  98,665     152,070
                                                      =========================


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                        (in thousands, except share data)



                                             1998      1997      1996
                                          ------------------------------

Net sales                                  $ 248,159 $ 260,686 $ 179,707


Cost of sales                                234,519   232,592   164,488
                                          ------------------------------
   Gross profit                               13,640    28,094    15,219

Selling and administrative expenses           15,319    15,773    12,886
Customer Bankruptcy                            1,130         -         -
Restructuring charge                           4,745         -         -
                                          ------------------------------
    Total operating expenses                  21,194    15,773    12,886
                                          ------------------------------

    Operating (loss)income                    (7,554)   12,321     2,333

Interest expense                               1,768     1,586     1,584

Life insurance proceeds                            -         -     2,002

Other income, net                                283       472       396
                                          ------------------------------
  (Loss)income before income taxes            (9,039)   11,207     3,147

(Benefit from)provision for income taxes      (2,879)    4,249       649
                                          ------------------------------

Net (loss)income                           $  (6,160)$   6,958 $  $2,498
                                          ==============================

Net income per common and
   common equivalent share
    Basic                                  $    (.82)$     .93 $    .34
                                         ==============================
    Diluted                                $    (.82)$     .91 $    .33
                                         ==============================

Weighted average number of common
 and common equivalent shares
 outstanding
   Basic                                   7,541,541 7,441,881 7,412,226
                                           ========= ========= =========
   Diluted                                 7,541,541 7,617,345 7,496,420
                                           ========= ========= =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                 (in thousands)


                          Additional         Cummulative             Total
                   Common  Paid-In  Retained Translation Treasury  Shareholders'
                    Stock  Capital  Earnings  Adjustment   Stock     Equity
                    ------------------------------------------------------------
BALANCE,
September 30, 1995  $  74  $36,914   $27,911       -         -          $64,899

  Exercise of
  stock options         -       60      -          -         -               60

  Net income            -         -    2,498       -         -            2,498
                    ------------------------------------------------------------
BALANCE,
September 30, 1996     74   36,974    30,409       -         -           67,457

  Exercise of
  stock options         1    1,456      -          -         -            1,457

  Purchase of
  treasury shares       -      -        -                   (411)          (411)

  Net income            -      -       6,958       -         -            6,958
                    ------------------------------------------------------------
BALANCE,
September 30, 1997     75   38,430    37,367       -        (411)        75,461

  Exercise of
  stock options         1      133      -          -         -              134

  Cummulative
  transition
  Adjustment            -        -      -          133       -              133

  Net income(loss)      -        -    (6,160)      -         -           (6,160)
                    ------------------------------------------------------------
BALANCE,
September 30, 1998  $  76  $38,563   $31,207    $  133     $(411)       $69,568
                    ============================================================



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Page 30 of 112

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)
                                                        1998      1997    1996
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                  $(6,160) $ 6,958  $ 2,498
   Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization                     10,013    9,252    8,271
     Deferred income taxes                             (2,341)    (570)     (45)
     Gain on sale of fixed assets                        (165)     (53)     (15)
     Amortization of costs in excess of net assets
     acquired                                             475      474      471
     Goodwill and building writedown related to
     restructuring                                      2,376      -        -
     Changes in operating assets and liabilities:
      (Increase)Decrease
        Accounts receivable                            26,211  (20,834) (10,833)
        Inventories                                    25,538  (19,354)  (1,909)
        Income taxes receivable                        (1,960)     757     (757)
        Other current assets                             (307)      67      286
        Other assets                                     (206)     355     -
      Increase (Decrease)
       Accounts payable                               (30,617)  26,929        4
       Accrued payroll and related expenses            (1,783)   2,839     (275)
       Accrued income taxes                            (1,887)   1,887   (1,247)
       Accrued insurance                                1,353     -        -
       Other accrued expenses                             (99)     174       70
                                                       -------------------------
        Net cash provided by (used in)
                 operating activities                  20,441    8,881   (3,481)
                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (8,092)  (9,912)  (9,096)
 Purchase of certain assets from Ohshima Manufacturing (1,173)    -        -
 Proceeds from sale of equipment                          655      335       54
                                                       -------------------------
          Net cash used in investing activities        (8,610)  (9,577)  (9,042)
                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options and warrants                   134    1,457       60
 Purchase of treasury stock                              -        (411)       -
 Net (repayments)borrowings under line of credit
 agreements                                           (10,530)   2,000    4,990
 Proceeds from long-term debt                          16,380    3,150    4,062
 Principal payments on long-term debt                 (19,501)  (3,061)  (3,747)
                                                      --------------------------
           Net cash (used in) provided by
               financing activities                    (13,517)   3,135    5,365
                                                      --------------------------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS    (1,686)   2,439   (7,158)

Effect of exchange rate on cash and cash equivalents       43     -        -

CASH AND CASH EQUIVALENTS, beginning of year            3,921    1,482    8,640
                                                       -------------------------
CASH AND CASH EQUIVALENTS, end of year                $ 2,278  $ 3,921  $ 1,482
                                                       =========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                       $ 1,645  $ 1,586  $ 1,584
                                                       =========================
       Income taxes, net of refunds received          $ 3,261  $ 1,769  $ 2,698
                                                       =========================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 1998, 1997 AND 1996



1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--    --------------------------------------------------------

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Edinburg Texas Operations(Edinburg),IEC Arab Alabama Operations (Arab)and IEC Electronics - Ireland Ltd. (Longford) as of August 31, 1998 (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

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

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired of $14.8 million is being amortized on a straight-line basis over a range of 15 to 40 years. The balance is presented net of accumulated amortization of $3.5 million at September 30, 1998 and 1997. Amortization of $475,000, $474,000, and $471,000 was charged against operations for the years ended September 30, 1998, 1997, and 1996, respectively.
The writeoff of net goodwill related to the Alabama facility of $1.3 million was charged to the restructuring reserve. (orginial cost of $1.8 million net amortization of $0.5 million.) See Note 3.

Net Income per Common and Common Equivalent Share


                                      Income(Loss)     Shares         Per Share
     Year-Ended                       (Numerator)    (Denominator)     Amount
------------------------              ------------    ------------    ---------
September 30, 1998
  Basic EPS
   Loss available to
    common shareholders               $   (6,160)      7,541,541      $    (.82)
                                      ===========      =========       =========

September 30, 1997
  Basic EPS
   Income available to
    common shareholders               $    6,958      7,441,881       $     .93
                                                                       =========

   Effect of dilutive options               -           175,464
                                      -----------     ----------
Diluted EPS
   Income available to
    common shareholders and
    and assumed conversions           $    6,958      7,617,345        $    .91
                                      ==========      =========        ========

September 30, 1996
  Basic EPS
   Income available to
    common shareholders               $    2,498      7,421,226       $     .34
                                                                       =========

   Effect of dilutive options               -            84,194
                                      -----------     ----------
Diluted EPS
   Income available to
    common shareholders and
    and assumed conversions           $    2,498      7,496,420        $    .33
                                      ==========      =========        ========


Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the year. No reconcilation is provided for 1998 as the effect would be antidilutive. Options to purchase 36,000 and 398,000 common shares at an average price of $20 and $12.58 per share were outstanding for the years ending September 30, 1997 and 1996, respectively, but were not includedin the computation of diluted EPS since the options exercise price was greater than the average market price of common shares.

The Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share", and restated for all periods presented.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidary are translated based on the current exchange rate at the end of the period for the Balance Sheet and weighted-average rate for the period of the Consolidated Statement of Operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.


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

2.   ACQUISITION OF SELECTED ASSETS:

In August 1998, the Company acquired certain assets of Ohshima Electronics Manufacturing Limited (Ohshima) located in Langford, Ireland, for an initial purchase price of approximately $1.2 million with additional amounts due
(up to $300,000) if certain profit targets are met over the period
September 1, 1999 - August 31, 2000.

The acquistion was funded through the Company's existing senior credit facility and accounted for as a purchase. The purchase price exceeded the fair market value of net assets by approximately $740,000, which is being amortized on a straight line basis over 15 years.

The accompanying financal results include results of the Irish operation, renamed IEC Electronics - Ireland Limited, from the date of acquistion (August 31, 1998) through the end of the fiscal year. Pro forma financal data has not been presented for the fiscal 1998 and 1997 since the results of operations of the Irish facility were not material to the financial statements.

3.   RESTRUCTURING:

In August 1998, the Company annouced plans to close its Alabama operation (Arab) and to transfer many of its customers served in that facility to the Company's other operations in New York and Texas. The restructuring charge of $4.7 million relates primarily to the write down of assets to be disposed of, to their fair market value ($2.2 million), the writedown of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). After an income tax benefit of $1.6 million, this closure reduced fiscal 1998 earnings by $3.1 million or $.42 per share.


4.    INVENTORIES:

The major classifications of inventories are as follows at September 30 (in thousands):

                            1998     1997
                          -------- --------

   Raw materials           $14,170  $38,209
   Work-in-process           5,902    7,151
                          -------- --------
                           $20,072  $45,360
                          ======== ========



5.    PROPERTY, PLANT, AND EQUIPMENT:

The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 1998     1997
                                -------- --------

Land and land improvements      $ 1,166  $ 1,071
Buildings and improvements       11,341   10,394
Machinery and Equipment          65,756   59,842
Furniture and fixtures            6,640    5,874
                                -------- --------
                                 84,903   77,181
Less- Accumulated depreciation
   and amortization             (48,582) (37,790)
                                -------- --------
                               $ 36,321 $ 39,391
                                ======== ========

Depreciation and amortization was $10.0 million, $9.3 million, and $8.3 million for the years ended September 30, 1998, 1997 and 1996, respectively.

The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                   10 years
Buildings and improvements          10 to 40 years
Machinery and equipment              3 to 10  years
Furniture and fixtures               5 to 7  years



6.    LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                                                 1998     1997
                                                               -------- -------
   Senior debt facility obtained through revolving line of
    credit.                                                    $ 7,000   $ -
   Equipment notes payable obtained through revolving line
    credit with interest at prime,repaid during May 1998.         -       9,380
   Mortgage note payable with interest at 8.25%, repaid
    May 1998                                                      -          85
   Mortgage note payable with interest at prime, repaid
    May 1998.                                                     -          80
   Mortgage note payable with interest at 7.0%, repaid
    May 1998.                                                     -          40
   Mortgage note payable with interest at 7.75%, repaid
    May 1998.                                                     -         271
   Mortgage note payable with interest at 6.19%, through
    May 2005, secured by real property                             158      177
   Capital leases payable with interest ranging from 4.33%
    to 8.33%, repaid December 1997,                               -          19
   Capital lease payable with interest at 7.02%, repaid
    May 1998.                                                     -         102
   Capitalized lease payable with interest at 12%,
    repaid during May 1998                                        -         125
                                                               -------- -------
                                                                 7,158   10,279
   Less- Current portion                                           (20)  (3,291)
                                                               -------- -------
                                                               $ 7,138  $ 6,988
                                                               ======== =======


During May 1998, the Company refinanced its 33 million of available lines of credit with a new three-year $65 million committed senior credit facility with a bank group. Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis plus a margin. Additionally, a facility fee is paid on the unused portion of the facility. At September 30, 1998, the interest rate related to the revolving credit facility ranged from
6.08 percent to 6.64 percent.

The three-month LIBOR rate was 5.31% and the prime rate was 8.25% at September 30, 1998.

The credit facility is collaterlized by the majority of assets of the Company. The Company is required to maintain certain financial ratios as well as to comply with certain restrictions including limits on incurring additional indebtness, or creating liens or other encumbrances; making certain payments, investments, loans, and guarantees; selling or otherwise disposing of a substantial portion of assets, or merge or consolidate with an unaffiliated entity. The most significant financial covenants include a leverage ratio, an interest coverage ratio, and a ratio of consolidated current assets to consolidated total indebtedness. The Company was in compliance with all financial covenants as of September 30, 1998.

Under the aforementioned refinanced short-term lines of credit, the balance outstanding at September 30, 1997 was $10,530,000, with a weighted average interest rates on these balances were 8.5%.

The aggregate annual maturities of long-term debt at September 30, 1998 are as follows (in thousands):

                                   1999             $     20
                                   2000                   21
                                   2001                7,022
                                   2002                   24
                                   2003                   26
                              Thereafter                  45
                                                      -------
                                                    $  7,158
                                                      =======

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its recorded value.

7.    INCOME TAXES:

The (benefit from)provision for income taxes in fiscal 1998, 1997 and 1996 is summarized as follows(in thousands):
                                           1998    1997      1996
                                          -------  -------   -------

Current
   Federal                                $ (747)  $ 4,462   $ $565
   State                                     209       357      129
Deferred                                   (2,341)    (570)     (45)
                                          -------- --------- --------
   (Benefit from)provision
     for income taxes, net                $(2,879)  $4,249   $  649
                                           ======= ========= ========


The components of the deferred tax asset (liability) at September 30 are as follows(in thousands):



                                                      1998           1997
                                                      ----           ----
Accelerated Depreciation                            $(4,323)        $(4,318)
New York State investment tax credits                 3,036           3,102
Conpensated Abscences                                   587             336
Inventories                                           1,781           1,318
Receivables                                             671             245
Restructuring Reserve                                 1,020             -
Other                                                   186             -
                                                     -------         -------
                                                      2,958             683
Less- Valuation allowance                            (2,636)         (2,702)
                                                     -------         -------
                                                    $   322         $(2,019)
                                                     =======         =======


The Company has available approximately $4.6 million in New York State tax credits through 2008. A valuation allowance has been recorded at September 30, 1998 and 1997 to offset a majority of the deferred tax assets generated by New York State investment tax credits since the Company anticipates generating additional investment tax credits each year during the carryforward period, which limits the utilization of the tax credit carryforward.

The difference between the effective tax rates and the statutory federal income tax rate for fiscal years 1998, 1997 and 1996 is summarized as follows:

                                      1998   1997   1996
                                      -----  -----  -----
(Benefit)provision for income taxes
  at statutory rates                 (34.0%) 34.0%  34.0%
Amortization of cost in excess
 of net assets acquired                1.3    1.1    3.8
Life insurance proceeds                 _      -   (21.6)
Provision for state taxes,net          1.5    2.1    4.8
Other                                 (0.7)   0.7   (0.4)
                                      -----  -----  -----
                                     (31.9%) 37.9%  20.6%
                                      =====  =====  =====


8.    SHAREHOLDERS' EQUITY:

Stock-Based Compensation Plans

In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which replaces and supersedes the 1989 Stock Option Plan. However, any outstanding options under the 1989 Plan remain in effect in accordance with and subject to the terms of the 1989 plan.

Under the SOP, a total of 1,400,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 1998. The option price for incentive options must be at least 100% of the fair market value at date of grant, or if the holder owns more than 10% of total common stock outstanding at the date of grant, then not less than 110% of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Incentive stock options granted during the periods between July 1995 through September 1998 vest in increments of 25 percent. Non-qualified stock options granted during fiscal year 1998 and 1997 vest in increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                                 Options
                                       Shares    Average  Available
                                        Under    Exercise   for
    September 30,                      Option    Price     Grant     Exercisable
    -------------                      --------- -------- --------    ----------
        1995                           525,720   $10.19    13,030        231,720
          Options granted               15,000   $ 9.19
          Options exercised            (27,704)  $ 2.18
          Options forfeited             (8,474)  $14.38
                                       ---------
        1996                           504,542   $10.53   306,504        306,542
          Options granted              376,500   $ 8.56
          Options exercised           (137,131)  $ 7.67
          Options forfeited           (105,000)  $11.89
                                      ---------
        1997                           638,911  $  9.75    35,004        199,661
          Options granted              113,500  $ 11.89
          Options exercised            (30,875  $  4.33
          Options forfeited            (69,500) $ 11.96
                                      ---------
        1998                           652,036  $ 10.23   491,004        338,911
                                      =========


The following table summarizes information about stock options outstanding as of September 30, 1998:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------
                                Weighted
    Range          Number        Average    Weighted      Number       Weighted
     of          Outstanding    Remaining   Average     Exercisable    Average
  Exercise           at         Contractual Exercise        at         Exercise
   Prices       September 30,     Life       Price     September 30,    Price
                    1998                                   1998
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 5.00-6.25          162,036        4.58   $   6.06           56,286  $   5.71
 $ 7.625-10.00        224,750        4.37   $   8.83          112.875  $   8.73
 $10.825-13.00        181,750        3.64   $  12.08          133,000  $  12.53
 $14.375-16.50         47,500        5.95   $  16.21              750  $  16.00
 $20.00                36,000        0.38   $  20.00           36,000  $  20.00
                ----------------                      -----------------
                      652,036                                 338,911
               ================                        ================


The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $11.34, $4.80 and $5.01, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.75 percent, 6.43 percent and 5.89 percent for fiscal 1998, 1997 and 1996, respectively; volatility of 53 percent, 50 percent and 50 percent for fiscal 1998, 1997, and 1996, respectively; and expected option life of 7 years, 5.8 years and 5,8 year for fiscal 1998, 1997 and 1996 repectively. The dividend yield was 0%. Forfeitures are recognized as they occur.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income and net income per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                               1998            1997           1996
                           --------------- --------------- ---------------
                               As    Pro      As       Pro     As      Pro
                           Reported Forma  Reported Forma  Reported Forma
                          --------- ------ ------  ------- ------- -------

Net (loss) income         $(6,160) $(6,412) $6,958  $6,683  $2,498  $2,487
                          ======== ======== ====== ======= ======= =======

Net (loss)income per
 common and common
 equivalent share:
   Basic                    $(.82)  $(.85)   $0.93   $0.90   $0.34   $0.34
                          ======== ======== ====== ======= ======= =======
   Diluted                  $(.82)  $(.85)   $0.91   $0.88   $0.33   $0.33
                          ======== ======== ====== ======= ======= =======

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

9.    LIFE INSURANCE PROCEEDS:

Due to the death of Roger E. Main, President and Chief Executive Officer in July 1996, the Company realized nontaxable income from life insurance proceeds in the amount of $2 million, which is separately presented in the Consolidated Statement of Operations for the year ended September 30, 1996.


10.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the computer industry and are concentrated among specific companies. For the fiscal year ended September 30, 1998, two customers accounted for 38 percent and 15 percent, respectively, of the Company's net sales.
For the fiscal year ended September 30, 1997, two customers accounted for 26 percent and 20 percent, respectively, of the Company's net sales. For the fiscal year ended September 30, 1996, two customers accounted for 22 perent and 13 percent, respectively, of the Company's net sales.

At September 30, 1998, amounts due from the two customers represented 29 percent and 12 percent, respectively, of trade accounts receivable. At September 30, 1997, amounts due from the two customers represented 44 percent and 12 percent, respectively, of trade accounts receivable. The Company performs ongoing credit evaluation of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 34 percent, 32 percent, and 17 percent of total net sales in fiscal years 1998, 1997 and 1996, respectively.

11.   RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33% of the amount contributed by participant to 100% of the first
3% of employee contributios, and 50% of the next 3% of employee contributions. The matching Company contributions were approximately $717,000, $524,000, and $519,000 for the years ended September 30, 1998, 1997, and 1996, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 1998, 1997, or 1996.

12.   ACCOUNTING PRONOUNCEMENTS:

In 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. These statements will be effective for the Company in fiscal 1999. The Company believes that the effect of adoption of both SFAS No. 130 and SFAS No. 131 will not be material.

Additionally, in June 1998, SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activies", was issued. This statement will be effective for the Company in fiscal 2000. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter
                                  -------- -------- -------- ----------

                                   (in thousands, except share data)
YEAR ENDED SEPTEMBER 30,1998:
   Net sales                      $94,115  $71,045  $43,125   $39,874
   Gross profit (loss)              8,688    4,307    1,258     ( 613)
   Net income (loss)                2,327     (891)  (1,337)   (6,259)
   Net income (loss) per common and
    common equivalent share:
     Basic                           0.31    (0.12)   (0.18)    (0.83)
     Diluted                         0.30    (0.12)   (0.18)    (0.83)

YEAR ENDED SEPTEMBER 30, 1997:
   Net sales                       $50,522  $61,103  $62,798   $86,263
   Gross profit                      4,708    7,088    7,904     8,394
   Net income (loss)                   912    1,873    1,823     2,350
   Net income (loss) per common and
    common equivalent share:
     Basic                            0.12     0.25     0.25      0.31
     Diluted                          0.12     0.25     0.24      0.30


YEAR ENDED SEPTEMBER 30, 1996:
   Net sales                       $46,982  $44,385  $43,352   $44,988
   Gross profit                      6,579    4,277      699     3,694
   Net income (loss)                 1,914      419   (1,880)    2,045
   Net income (loss) per common and
    common equivalent share
     Basic                            0.26     0.06    (0.25)     0.27
     Diluted                          0.26     0.06    (0.25)     0.26

                                  SCHEDULE II

                     IEC ELECTRONICS CORP. AND SUBSIDARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                           (All amounts in thousands)


                                                    1998      1997      1996
                                                 ------------------------------
Accounts Receivable Reserve Balance,             $   722    $  100    $  -
at beginning, of year
  Provision for doubtful accounts                  1,639       672       100
  Write-off of doubtful accounts, net of
    recoveries (1)                                   386       -         -
                                                 -------------------------------
Balance, at end of year                          $ 1,975    $  772    $  100
                                                 ===============================


                                                   1998      1997      1996
                                                 ------------------------------
Restructuring Reserve Balance,                   $  -      $ -       $  -
at beginning, of year
  Provision for restructuring                      4,745     -          -
  Deductions                                       3,545     -          -
                                                 -------------------------------
Balance, at end of year                          $ 1,200     -          -
                                                 ===============================

(1) Write off of doubtful accounts, net of recoveries does not include the direct write off of the customer bankruptcy.

                                  EXHIBIT 3.8

                         CERTIFICATE OF DESIGNATIONS
                         OF THE SERIES A PREFERRED STOCK
                                       of
                              IEC Electronics Corp.

                             Pursuant to Section 151
                         of the General Corporation Law
                            of the State of Delaware


      IEC Electronics Corp., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

      That, pursuant to authority conferred upon the Board of Directors of the Corporation by the Certificate of Incorporation (the "Certificate"), and, pursuant to the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors, at a duly called meeting held on June 2, 1998, at which a quorum was present and acted throughout, adopted the following resolutions, which resolutions remain in full force and effect on the date hereof, creating a series of 100,000 shares of preferred stock having a par value of $.01 per share, designated as Series A Preferred Stock (the "Series A Preferred Stock") out of the class of 500,000 shares of preferred stock of the par value of $.01 per share (the "Preferred Stock"):

      RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation in accordance with the provisions of the Certificate of Incorporation of the Corporation, the Board of Directors does hereby create, authorize and provide for the issuance of the Series A Preferred Stock having the voting and other powers, designations, relative, participating, optional and other special rights, preferences, and the qualifications, limitations and restrictions thereof that are set forth as follows:

      Section 1.Designation And Amount. The shares of such series shall be designated as "Series A Preferred Stock". The number of shares initially constituting the Series A Preferred Stock shall be 100,000; provided, however, that if more than a total of 100,000 shares of Series A Preferred Stock shall be issuable upon the exercise of Rights (the "Right") issued pursuant to the Rights Agreement dated as of June 2, 1998 between the Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agreement"), the Board of Directors of the Corporation, pursuant to Section 151(g) of the General Corporation Law of the State of Delaware, shall direct by resolution or resolutions that a certificate be properly executed, acknowledged, filed and recorded, in accordance with the provisions of Section 103 thereof, providing for the total number of shares of Series A Preferred Stock authorized to be issued to be increased (to the extent that the Certificate of Incorporation then permits) to the largest number of whole shares (rounded up to the nearest whole share) issuable upon exercise of such Rights.

      Section 2.Dividends and Distributions. (A) Subject to the prior and superior rights of the holders of shares of any other series of Preferred Stock or other class of stock of the Corporation ranking prior and superior to the Series A Preferred Stock with respect to dividends, each holder of one-thousandth of a share (a "Unit") of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, dividends payable in cash in an amount per Unit (rounded to the nearest cent) equal to the per share amount of cash dividends declared on shares of the Common Stock. In the event the Corporation shall at any time after June 15, 1998 (the "Rights Declaration Date"), (i) declare any dividend on outstanding shares of Common Stock, payable in Common Shares, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the amount to which the holder of a Unit of Series A Preferred Stock was entitled immediately prior to such event pursuant to the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of Common Shares outstanding immediately after such event and the denominator of which is the number of shares of Common Stock, that were outstanding immediately prior to such event.

      (B) The Corporation shall declare a dividend or distribution on the Units of Series A Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the shares of Common Stock (other than a dividend payable in shares of Common Stock).

      Section 3.  Voting Rights.  The holders of Units of Series A
Preferred Shares shall have the following voting rights:
      (A) Subject to the provision for adjustment hereinafter set forth and except as otherwise provided in the Certificate of Incorporation or required by law, each Unit of Series A Preferred Stock shall entitle the holder thereof to one vote on all matters upon which the holders of the shares of Common Stock of the Corporation are entitled to vote. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock, payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the number of votes per Unit to which holders of Units of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      (B) Except as otherwise provided herein, in the Certificate of Incorporation or in any other Amendment creating a series of Preferred Stock or any similar stock, and except as otherwise required by law, the holders of Units of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.

      (C) Except as set forth herein, or as otherwise provided by law, holders of Units of Series A Preferred Stock shall have no special voting rights and their consents shall not be required (except to the extent they are entitled to vote with holders of shares of Common Stock as set forth herein) for taking any corporate action.

      Section 4. Reacquired Shares. Any Units of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such Units shall, upon their cancellation, become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

      Section 5. Liquidation, Dissolution or Winding Up. (A) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made (i) to the holders of shares of junior stock unless the holders of Units of Series A Preferred Stock shall have received, subject to adjustment as hereinafter provided in paragraph (B), the greater of either (a) $1.00 per Unit or (b) the amount equal to the aggregate per share amount to be distributed to holders of shares of Common Stock, or (ii) to the holders of shares of parity stock, unless simultaneously therewith distributions are made ratably on Units of Series A Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of Units of Series A Preferred Stock are entitled under clause (i)(a) of this sentence and to which the holders of shares of such parity stock are entitled, in each case upon such liquidation, dissolution or winding up.

      (B) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock, payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the aggregate amount to which holders of Units of Series A Preferred Stock were entitled immediately prior to such event pursuant to clause (i)(b) of paragraph (A) of this Section 5 shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

      Section 6. Consolidation, Merger, Etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are converted into, exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case Units of Series A Preferred Stock shall at the same time be similarly converted into, exchanged for or changed into an amount per Unit (subject to the provisions for adjustment hereinafter set forth) equal to the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is converted, exchanged or converted. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in Common Shares, (ii) subdivide outstanding Common Shares, or (iii) combine outstanding shares of Common Stock into a small number of shares, then in each such case the amount set forth in the immediately preceding sentence with respect to the exchange or conversion of Units of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

      Section 7.  No Redemption.  The Units of Series A Preferred
Stock shall not be redeemable from any holder.

      Section 8.Rank. The Units of Series A Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, junior to all other series of Preferred Stock unless the terms of any such series shall provide otherwise and senior to the shares of Common Stock.

      Section 9. Amendment. If any proposed amendment to the Certificate of Incorporation would alter, change, or repeal any of the preferences, powers or special rights given to the Series A Preferred Stock so as to affect the Series A Preferred Stock adversely, then the holders of the Series A Preferred Stock shall be entitled to vote separately as a class upon such amendment, and the affirmative vote of a majority of the outstanding shares of the Series A Preferred Stock, voting separately as a class, shall be necessary for the adoption thereof.

      Section 10. Fractional Shares. The Series A Preferred Stock may be issued in Units or other fractions of a share, which Units or fractions shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock. In lieu of fractional shares, the Corporation may elect to make a cash payment as provided in the Rights Agreement for fractions of a share other than one-thousandth of a share or any integral multiple thereof.

      Section 11. Certain Definitions. As used herein with respect to the Series A Preferred Stock, the following terms shall have the following meanings:

      (A) The term "Common Stock" shall mean the class of stock designated as the common stock, par value $.01 per share, of the Corporation at the date hereof or any other class of stock resulting from successive changes or reclassification of such common stock.

      (B) The term "Junior Stock", as used in Section 5 hereof, shall mean the Common Stock and any other class or series of capital stock of the Corporation over which the Series A Preferred Stock has preference or priority in the distribution of assets on any liquidation, dissolution or winding up of the Corporation.

      (C) The term "Parity Stock", as used in Section 5 hereof, shall mean any class of series of capital stock ranking pari passu with the Series A Preferred Stock in the distribution of assets or any liquidation, dissolution or winding up of the Corporation.

      IN WITNESS WHEREOF, the Corporation has caused this Certificate of Designations to be duly executed in its corporate name on this 2nd day of June, 1998.



                                    IEC Electronics Corp.


                                    By:   /s/Russell E. Stingel
                                    Name: Russell E. Stingel
                                    Title:Chairman of the Board and
                                          Chief Executive Officer

                                  EXHIBIT 10.7

                              CONSENT AND WAIVER

                            DATED AS OF JULY 10, 1998

                                       TO

                  CREDIT AGREEMENT DATED AS OF MAY 15, 1998

                                      AMONG

                              IEC ELECTRONICS CORP.

                      ANY DESIGNATED AFFILIATE BORROWER(S)

                          THE LENDERS SIGNATORY THERETO

                                       AND

                            THE CHASE MANHATTAN BANK
                             AS ADMINISTRATIVE AGENT

                               CONSENT AND WAIVER


      Consent and Waiver dated as of July 10, 1998 among IEC ELECTRONICS CORP. (the "Primary Borrower"), each of the Lenders which is a party to the Credit Agreement as defined below (individually a "Lender" and collectively the "Lenders") and THE CHASE MANHATTAN BANK, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                                 R E C I T A L S
      R.1 The parties have entered into a Credit Agreement dated as of May 15, 1998 (the "Credit Agreement,,). Except as otherwise specified herein, the terms defined in the Credit Agreement are used herein as so defined.
      R.2 As described in a letter dated July 1, 1998, a copy of which is attached here as Exhibit R.2 (the "Request Letter,,), the Primary Borrower desires to acquire certain assets in Longford, Ireland through a wholly owned Subsidiary to be formed under the laws of the Republic of Ireland (the "Irish Subsidiary,,). As set forth in the Request Letter, the assets to be so acquired by the Irish Subsidiary will be purchased for cash at a price of approximately 800,000 Irish Pounds, the U.S. Dollar Equivalent of which is approximately $1,110,480, with a second payment, contingent on specified financial performance targets, of approximately 200,000 Irish Pounds (approximate U.S. Dollar Equivalent of $277,620) to be made approximately twelve months after the acquisition. (The formation of the Irish Subsidiary and the acquisition of such assets is hereinafter referred to as the "Transaction,,). As used in this Consent and Waiver, the term "U. S. Dollar Equivalent,, assumes that Irish Pounds are deemed a Foreign Currency.
      R.3 Pursuant to Section 5.27 of the Credit Agreement, the Primary Borrower is permitted to make Acquisitions provided that certain conditions are met, and the Primary Borrower has represented in the Request Letter that the proposed Acquisition will qualify as an Acceptable Acquisition within the meaning of
Section 5.27.
      R.4 Under Section 5.12 of the Credit Agreement, the Primary Borrower is prohibited from organizing any new Subsidiary unless such new Subsidiary provides the Lenders and the Administrative Agent with a Guarantee and a Security Agreement with respect to the Facility Obligations. Pursuant to the Request Letter, the Primary Borrower has requested a waiver of the provisions of
Section 5.12 as they relate to the formation of the Irish Subsidiary, as well as a waiver of the prohibition contained in Section 5.22 of the Credit Agreement with regard to the Primary Borrower's loans to or investments in the Irish Subsidiary, provided that the total investments in the Irish Subsidiary do not exceed $3,000,000.00.
      R.5 The Lenders and the Administrative Agent desire to grant the waivers requested on the terms hereinafter set forth.
      NOW, THEREFORE, the parties agree as follows:
      1. Definitions. Except as otherwise set forth herein, as used in this Consent and Waiver, the terms defined in the Credit Agreement shall have the meanings assigned to them in the Credit Agreement.
      2. Provided that the conditions set forth in Section 3 below are met no later than September 30, 1998, and subject to the conditions subsequent set forth in Section 6 below, each Lender signatory hereto, hereby (a) consents to the formation of the Irish Subsidiary for the purpose of completing the Acquisition and waives the provisions of Section 5.12(a) of the Credit Agreement in connection with the creation of the Irish Subsidiary as a Subsidiary, and (b) waives the provisions of Section 5.22 to the extent necessary to permit the Primary Borrower to make "Investments,, in the Irish Subsidiary. For purposes of this Consent and Waiver, the term "Investments,, shall mean the purchase, holding or acquisition of capital stock, evidences of indebtedness or other securities of the Irish Subsidiary, and the making of loans and advances to, the guarantee of obligations of, and the making of other investment in the Irish Subsidiary.
      3. Conditions to Consent by Lenders. The consents and waivers of the Lenders under Section 2 above are given only as to the specific Transaction and Investments described therein and do not otherwise waive or modify any other terms of the Credit Agreement, and are specifically conditioned on the following matters:

            3.1 Representations and Warranties. The representations and warranties set forth in Section 4 below shall be true and correct as of the date on which the consents and waivers set forth in Section 2 become effective.
            3.2 Report of Transaction. The Administrative Agent and each of the Lenders shall receive a report from the Primary Borrower on completion of the Transaction, describing the principal terms and conditions on which the Transaction was completed.
      4. Representations and Warranties. The Primary Borrower hereby represents and warrants to the Lenders that:
            4.1 Corporate Power and Authority: No Conflicts. The Transaction and the execution, delivery and performance by the Primary Borrower of this Consent and Waiver have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of the Primary Borrower's stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Primary Borrower or any of its Subsidiaries or Affiliates (other than any appropriate disclosure required to be contained in periodic reports to be filed by the Primary Borrower pursuant to the Securities Exchange Act of 1934 and applicable regulations thereunder);
(d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Primary Borrower is a party or by which it or its properties may be bound or affected; or (e) cause the Primary Borrower to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.
            4.2 Legally Enforceable Agreement. Each of this Consent and Waiver and the Credit Agreement, is a legal, valid and binding obligation of the Primary Borrower enforceable against the Primary Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally.
            4.3 No Default. On and as of the date of this Consent and Waiver, and after giving effect to this Consent and Waiver and to the Transaction, no event has occurred and is continuing which constitutes a Default or Event of Default.
            4.4   Credit  Agreement.   The   representations   and  warranties
contained in the Credit Agreement are true and correct.
            4.5 Description of Transaction. The description of the Transaction set forth in Recital R.2 of this Consent and Waiver is complete and accurate.

      5. Effectiveness. This Consent and Waiver shall be of no force or effect unless and until each of the following conditions are met:
            5.1 Counterparts. The Primary Borrower and the Administrative Agent shall have each received counterparts of this Consent and Waiver duly executed by the Primary Borrower, the Administrative Agent, and the Required Lenders.
            5.2 Resolutions. The Administrative Agent shall have received certified copies of the resolutions of the board of directors of the Primary Borrower, in form and content reasonably satisfactory to the Administrative Agent, authorizing the Transaction and the execution, delivery and performance of this Consent and Waiver and of all other documents related to the Transaction to which Primary Borrower is a party.
      6. Conditions Subsequent. The consents and waivers set forth in Section 2 above shall be subject to the condition subsequent that such consents and waivers shall be rescinded and of no further force or effect in the event that the aggregate Investment made by the Primary Borrower and of its Subsidiaries and Affiliates in the Irish Subsidiary at any time exceeds the U.S. Dollar Equivalent of $3,000,000.00. The value of each such Investment shall be determined by the U.S. Dollar Equivalent thereof on and as of the date it is made.
      7. Agent's Expenses. Primary Borrower agrees to pay the Administrative Agent for all costs, expenses and charges (including, without limitation, fees and charges of external legal counsel for the Administrative Agent and costs allocated by its internal legal department) incurred by the Administrative Agent in connection with the negotiation, preparation and execution of this Consent and Waiver and the documents executed in connection herewith.
      8. Miscellaneous. Except as expressly provided in this Consent and Waiver, the Credit Agreement shall remain unchanged and in full force and effect.
      This Consent and Waiver shall be governed by and construed in accordance with the laws of the State of New York.
      The section headings in this Consent and Waiver are inserted for convenience only and shall not be a part of this instrument.
      This Consent and Waiver may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signature thereto and hereto were upon the same instrument. SIGNATURE PAGES 6 THROUGH 10 TO FOLLOW.

      IN WITNESS WHEREOF, the parties have caused this Consent and Waiver to be executed as of the date first above written.


                                    IEC ELECTRONICS CORP.

                                    By/s/Diana R. Kurty
                                      -------------------------------
                                       Name: Diana R. Kurty
                                       Title: VP of Finance
                                              and Chief Financial Officer



      As Guarantors, the undersigned hereby consent to the provisions of the foregoing Consent and Waiver.

                                    IEC ARAB ALABAMA, INC.

                                    By:/s/Diana R. Kurty
                                      -------------------------------
                                       Name: Diana R. Kurty
                                       Title: VP of Finance
                                              and Chief Financial Officer



                                    IEC ELECTRONICS - EDINBURG, TEXAS, INC.

                                    By:/s/Diana R. Kurty
                                       --------------------------------
                                       Name: Diana R.Kurty
                                       Title:VP of Finance
                                              and Chief Financial Officer



                                    ADMINISTRATIVE AGENT:
                                    THE CHASE MANHATTAN BANK

                                    By:/s/ Gail C. Fiorini
                                      ------------------------------
                                       Name:Gail C. Fiorini
                                       Title:Vice President

                                     LENDER:
                                    THE CHASE MANHATTAN BANK



                                    By:/s/ Gail C. Fiorini
                                       ----------------------------
                                       Name:Gail C. Fiorini
                                       Title: Vice President

                                     BANKS:
                                    MARINE MIDLAND BANK



                                    By:/s/ Richard L. Ford
                                       ----------------------------
                                       Name:Richard L. Ford
                                       Title:Vice President

                                     BANKS:
                                    KEYBANK NATIONAL ASSOCIATION



                                    By:/s/Lawrence A. Mack
                                       -------------------
                                       Name:Lawrence A. Mack
                                       Title:Senior Vice President

                                  EXHIBIT 10.8

                          AMENDMENT NO. 1 AND CONSENT

                          DATED AS OF NOVEMBER 6, 1998

                                       TO

                  CREDIT AGREEMENT DATED AS OF MAY 15, 1998

                                      AMONG

                              IEC ELECTRONICS CORP.

                      ANY DESIGNATED AFFILIATE BORROWER(S)

                          THE LENDERS SIGNATORY THERETO

                                       AND

                            THE CHASE MANHATTAN BANK
                             AS ADMINISTRATIVE AGENT

                                     AND TO

                     AMENDMENT NO. 1 TO SECURITY AGREEMENTS

                           AMENDMENT NO. 1 AND CONSENT
                                  (Warehousing)

      Amendment No. 1 and Consent dated as of November 6, 1998 ("Amendment No. 1,,) among IEC ELECTRONICS CORP. (the "Primary Borrower"), IEC ELECTRONICS
- EDINBURG, TEXAS, INC. ("Texas Sub,,), each of the Lenders which is a party to the Credit Agreement as defined below (individually a "Lender" and collectively the "Lenders") and THE CHASE MANHATTAN BANK, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                                 R E C I T A L S
      R.1 The Primary Borrower, the Lenders and the Administrative Agent have entered into a Credit Agreement dated as of May 15, 1998 (the "Credit Agreement,,). Except as otherwise specified herein, the terms defined in the Credit Agreement are used herein as so defined.
      R.2 Primary Borrower is a party to a Warehouse Operating Agreement dated December 29, 1997 ("Warehouse Agreement,,) with Customized Transportation, Inc. ("CTI,,), a copy of which is attached hereto as Exhibit R.2, pursuant to which CTI agreed to supply warehousing services to the Primary Borrower.
      R.3 Pursuant to a letter dated October 15, 1996 to the Primary Borrower, a copy of which is attached hereto as Exhibit R.3, CTI notified the Primary Borrower of certain changes to the Warehouse Agreement and requested that the Primary Borrower execute the Amendment to Warehouse Operating Agreement in the form attached to such letter (the "Amendment to Warehouse Agreement,,). One of the changes anticipated in CTI's letter was the relocation of the inventory to be warehoused pursuant to the Warehouse Agreement. Under the Loan Documents, the Primary Borrower is required to obtain the consent of the Required Lenders to the Amendment of the Warehouse Agreement and to the relocation of the inventory stored pursuant to the Warehouse Agreement.
      R.4 Primary Borrower and Texas Sub have negotiated an Assignment of Warehouse Operating Agreement from Primary Borrower to Texas Sub (the "Assignment of Warehouse Agreement,,) by reason of the fact that all of the inventory currently stored with CTI pursuant to the Warehouse Agreement, and anticipated to be stored hereafter, is and will be owned by Texas Sub and not by Primary Borrower. A copy of the Assignment of Warehouse Agreement is attached as Exhibit R.4 to this Amendment No. 1 and the Primary Borrower and Texas Sub have requested that the Required Lenders consent to the execution of such Assignment by Primary Borrower and Texas Sub
      R.5 Under Paragraph 4.3.1(f) of each of the Security Agreements executed by the Primary Borrower and by Texas Sub, the debtor under each such agreement is required to deliver to the Administrative Agent an Acknowledgment in the form of Schedule 4.3.1 to the respective Security Agreement. The parties have been unable to obtain CTI's signature on such Acknowledgment and desire to amend each of such Security Agreements and to provide for a substitute for such Acknowledgment.
      R.6 The parties wish to amend Schedule 3.20 to the Credit Agreement and
Schedule 3.2 to each of the Security Agreements executed by Primary Borrower and Texas Sub to conform with the foregoing facts.
      R.7 The parties desire to amend the Credit Agreement and the Security Agreements, and the Lenders and the Administrative Agent desire to grant the consents, all as requested by Primary Borrower, on the terms hereinafter set forth.

      NOW, THEREFORE, the parties agree as follows:
      1. Definitions. Except as otherwise set forth herein, as used in this Amendment No. 1, the terms defined in the Credit Agreement shall have the meanings assigned to them in the Credit Agreement.

      2. Amendments. The Credit Agreement is hereby amended as set forth below:
            2.1 Definition. The following definition is added to Section 1.01 of the Credit Agreement:
            "Amendment  No.  1,,  shall  mean  Amendment  No. 1 and
            Consent  dated  as  of  November  6,  1998  to  Credit
            Agreement dated as of May 15, 1998.

            "Amendment   to   Warehouse   Agreement,,   means   the
            Amendment to Warehouse Operating Agreement attached as part of Exhibit R.3 to Amendment No. 1.

            "Assignment   of   Warehouse   Agreement,,   means  the
            document attached as Exhibit R.4 to Amendment No. 1.

            "Warehouse Agreement,, means the document attached as Exhibit R.2 to Amendment No. 1.

            2.2 Locations of Assets. Section 3.20 is hereby amended to read in its entirety as follows:
            SECTION 3.20. Locations of Assets. Each of the Primary Borrower, Texas Sub and Alabama Sub is, as of the date of Amendment No. 1, engaged in business at the addresses listed on the Schedule 3.20, which is attached as Exhibit 2.2 to Amendment No. 1 and which replaces the Schedule 3.20 attached to the Credit Agreement as originally executed; and as of the date of Amendment No. 1, the assets of each and all of its records relating to such assets, are kept at such business addresses, except for the "Warehouse Inventory,,. As of the date of Amendment No. 1, the inventory that is described on the Schedule 3.20 as "Warehouse Inventory,, is (i) located at the address or addresses determined pursuant to the agreements referred to in footnote 1 to such Schedule, (ii) is so located either pursuant to the Warehouse Agreement, as the same is or may hereafter be amended by the Amendment to Warehouse Agreement and the Assignment of Warehouse Agreement, or pursuant to agreements with the Primary Borrower and/or Texas Sub that are attached as part of such Schedule, (iii) qualifies as "Warehouse Inventory,, under the definition set forth in Section 1.01, (iv) has a book value as described in such Schedule, and (v) is not covered by any "documents of title,,, as such term is defined in Section 1-201(15) of the Uniform Commercial Code of the State of New York.

      3. Lenders' Consents. Provided that the condition set forth in Section 5 below are met, each Lender signatory hereto hereby (a) consents to the execution, delivery and performance by the Primary Borrower of the Amendment to Warehouse Agreement and (b) consents to the execution, delivery and performance by the Primary Borrower and by Texas Sub of the Assignment of Warehouse Agreement.

      4. Amendment of Security Agreement. Clause (f) of Section 4.3.1 of each of the Security Agreements executed by the Primary Borrower and by Texas Sub is hereby deleted and of no further force or effect. Primary Borrower and Texas Sub agree to execute the three letters to CTI attached as Exhibit 4 to Amendment No.
1. Schedule 3.2 of the Texas Sub Security Agreement is replaced by Schedule 3.2 in the form of Exhibit 4a to Amendment No. 1.

      5. Conditions to Consent by Lenders. The consents of the Lenders under
Section 3 above (a) are given only as to the specific transactions described therein, (b) do not otherwise waive or modify any other terms of or waive any non compliance with or default under the Credit Agreement or any Security Agreement and (c) are specifically conditioned on the representations and warranties set forth in Section 6 below being true and correct as of the date on which this Amendment No. 1 becomes effective pursuant to Section 7 below.

      6. Representations and Warranties. The Primary Borrower and Texas Sub hereby represent and warrant to the Lenders that:
            6.1 Corporate Power and Authority: No Conflicts. The execution, delivery and performance by the Primary Borrower and Texas Sub of this Amendment No. 1 have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of the Primary Borrower's stockholders; (b) contravene the charter or by-laws of either; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Primary Borrower or any of its Subsidiaries or Affiliates (other than any appropriate disclosure required to be contained in periodic reports to be filed by the Primary Borrower pursuant to the Securities Exchange Act of 1934 and applicable regulations thereunder); (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Primary Borrower or any of its Subsidiaries is a party or by which any of them or their properties may be bound or affected; or (e) cause the Primary Borrower or any Subsidiary to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.
            6.2 Legally Enforceable Agreement. Each of this Amendment No. 1, and the Credit Agreement and the Primary Borrower's Security Agreement, each as amended by this Amendment No. 1, is a legal, valid and binding obligation of the Primary Borrower enforceable against the Primary Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally. Each of this Amendment No. 1 and each Loan Document to which Texas Sub is a party, as amended by this Amendment No. 1, is a legal, valid and binding obligation of Texas Sub enforceable against Texas Sub in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or similar laws affecting creditor's rights generally.

      7. Effectiveness. This Amendment No. 1 shall be of no force or effect unless, the Primary Borrower and the Administrative Agent shall have each received counterparts of this Amendment No. 1 duly executed by the Primary Borrower, Texas Sub, each Guarantor, the Administrative Agent, and the Required Lenders on or before December 31, 1998:

      8. Agent's Expenses. Primary Borrower agrees to pay the Administrative Agent for all costs, expenses and charges (including, without limitation, fees and charges of external legal counsel for the Administrative Agent and costs allocated by its internal legal department) incurred by the Administrative Agent in connection with the negotiation, preparation and execution of this Amendment No. 1 and the documents executed in connection herewith.

      9. Miscellaneous. Except as expressly provided in this Amendment No. 1, the Credit Agreement and each Security Agreement shall remain unchanged and in full force and effect, except that each reference in the Credit Agreement, and in any other Loan Document and in any agreements, certificates and notices simultaneously herewith or hereafter executed under or pursuant to the Credit Agreement or the other Loan Documents, to the "Credit Agreement,,, "this Agreement,,, the "Security Agreements,, of either Primary Borrower or Texas Sub, "hereof,,, "herein,, and similar terms referring to the Credit Agreement or either of such Security Agreements, shall be deemed to refer to the Credit Agreement or either of such Security Agreements as amended by this Amendment No. 1.

      This Amendment No. 1 shall be governed by and construed in accordance with the laws of the State of New York.

      The section headings in this Amendment No. 1 are inserted for convenience only and shall not be a part of this instrument.

      This Amendment No. 1 may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signature thereto and hereto were upon the same instrument.

SIGNATURE PAGES 8 THROUGH 11 TO FOLLOW.

      IN WITNESS WHEREOF, the parties have caused this Amendment No. 1 to be executed as of the date first above written.


IEC ELECTRONICS-EDINBURG,                 IEC ELECTRONICS CORP.
   TEXAS, INC.


By /s/Diana R. Kurty                     By /s/Diana R. Kurty
  -------------------------                 -------------------------
Name:Diana R. Kurty                       Name:Diana R. Kurty
Title:Vice President                      Title: Vice President
      and Chief Financial Officer                and Chief Financial Officer


      As Guarantors, the undersigned hereby consent to the provisions of the foregoing Amendment No. 1 and agree that their respective Guarantees remain in full force and effect after giving effect to this Amendment No. 1.

                                    IEC ARAB ALABAMA, INC.



                                    By:/s/Diana R. Kurty
                                       -------------------------
                                          Name:Diana R. Kurty
                                          Title:Vice President
                                                And Chief Financial Officer


                                    IEC ELECTRONICS - EDINBURG, TEXAS, INC.



                                    By:/s/Diana R. Kurty
                                       -------------------------
                                          Name:Diana R. Kurty
                                          Title:Vice President
                                                And Chief Financial Officer

                                    ADMINISTRATIVE AGENT:
                                    THE CHASE MANHATTAN BANK



                                    By:/s/Gail G. Fiorini
                                      --------------------
                                          Name:Gail G. Fiorini
                                          Title:Vice President




                                     LENDER:
                                    THE CHASE MANHATTAN BANK



                                     By:/s/Gail G. Fiorini
                                      --------------------
                                          Name:Gail G. Fiorini
                                          Title:Vice President

                                     BANKS:
                                    MARINE MIDLAND BANK



                                    By:/s/Richard L. Ford
                                       -------------------
                                           Name:Richard L. Ford
                                          Title:Vice President

                                     BANKS:
                                    KEYBANK NATIONAL ASSOCIATION



                                    By:/s/Lawrence A. Mack
                                       -----------------------
                                           Name:Lawrence A. Mack
                                          Title:Vice President

                                  SCHEDULE 3.20

                               Locations of Assets

                                    Addresses

             ----------------------------------------------------------------
             Primary Borrower  105 Norton Street, Newark, New York
             ----------------------------------------------------------------
                               235 Murray Street, Newark, New York
             ----------------------------------------------------------------
                               204 Norton Street, Newark, New York
             ----------------------------------------------------------------
                               400 Norton Street, Newark, New York
             ----------------------------------------------------------------
                               510 W. Union Street, Newark, New York
             ----------------------------------------------------------------
             Texas Sub         1920 S.E. Industrial Park Drive, Edinburg,
                               Texas
             ----------------------------------------------------------------
             Alabama Sub       350 11th St. SW, Arab, Alabama
             ----------------------------------------------------------------
                               1117 Old Cullman Road, Arab, Alabama
             ----------------------------------------------------------------



                               WAREHOUSE INVENTORY

                             As of November 4, 1998

-------------------------------------------------------------------------------
Owner                      Hub Location                          Book Value
-------------------------------------------------------------------------------
Primary Borrower           Scotland                                      $0
-------------------------------------------------------------------------------
Texas Sub                  Houston(1)                            $2,098,715
-------------------------------------------------------------------------------
Texas Sub                  Scotland                                $343,502
-------------------------------------------------------------------------------
Texas Sub                  Singapore                                $16,073
-------------------------------------------------------------------------------


(1) Assets are warehoused pursuant to a Warehouse Operating Agreement made as of December 29, 1997 between Customized Transportation, Inc. ("CTI,,) and IEC Electronics Corp. A copy of such Agreement (the "Warehouse Agreement,,) is attached to Amendment No. 1 to the Credit Agreement. The Warehouse Agreement has been or is being amended pursuant to Amendment to Warehouse Operating Agreement dated as of November 1, 1998 between CTI and the Primary Borrower; and the Warehouse Agreement is being or has been assigned by the Primary Borrower to Texas Sub pursuant to an Assignment of Warehouse Operating Agreement dated as of October 28, 1998 between Primary Borrower and Texas Sub. Copies of such Amendment to Warehouse Operating Agreement and such Assignment of Warehouse Operating Agreement are attached to Amendment No. 1 to the Credit Agreement.

                                    EXHIBIT 4

                                 Letters to CTI


                                        , 1998
                               ------ --
Customized Transportation, Inc.
10407 Centurion Parkway, Suite 400
Jacksonville, Florida 32256
Attn: David J. Siler, Vice President and Controller

      Re: Warehouse Operating Agreement dated December 29, 1997 (the "Agreement,,) by and between Customized Transportation, Inc. ("CTI,,) and IEC Electronics Corp. ("IEC,,) [as amended by Amendment to Warehouse Operating Agreement dated as of November 1, 1998, and as assigned by IEC to IEC Electronics - Edinburg, Texas, Inc. ("IEC Texas,,)].

Dear Mr. Siler:

      On behalf of IEC, IEC Texas and The Chase Manhattan Bank, as Administrative Agent, we write to inform you that IEC has entered into financing agreements with The Chase Manhattan Bank and certain other lending institutions (collectively, the "Lenders,,).
      Pursuant to the financing agreements entered into with the Lenders, (a) IEC and IEC Texas have each granted the Lenders and The Chase Manhattan Bank, as Administrative Agent for the Lenders (the "Administrative Agent,,), a security interest in, among other things, all of their respective inventory now and hereafter stored with CTI from time to time pursuant to the Agreement (the "Materials,,) and any related documents of title that may from time to time be issued by CTI under the Agreement and (b) IEC and IEC Texas have each agreed not to enter into any new agreements with CTI regarding storage of the Materials, nor to revise or amend the Agreement, without the Administrative Agent's prior written approval.

                                    Very truly yours,

THE CHASE MANHATTAN BANK,              IEC ELECTRONICS CORP.
as ADMINISTRATIVE AGENT
for the LENDERS

By:                                    By:
   -------------------------              -------------------------------
Its:                                   Its:

                                       IEC ELECTRONICS-EDINBURG, TEXAS, INC.


                                       By:
                                          --------------------------------
                                       Its:

                                    EXHIBIT 4
                                   (continued)


                             ---------- --, ----


Customized Transportation, Inc.
10407 Centurion Parkway, Suite 400
Jacksonville, Florida 32256
Attn: David J. Siler, Vice President and Controller

      Re: Warehouse Operating Agreement dated December 29, 1997 (the "Agreement,,) by and between Customized Transportation, Inc. ("CTI,,) and IEC Electronics Corp. ("IEC,,) [as amended by Amendment to Warehouse Operating Agreement dated as of November 1, 1998, and as assigned by IEC to IEC Electronics - Edinburg, Texas, Inc. ("IEC Texas,,)].

Dear Mr. Siler:

      IEC and IEC Texas hereby elect, pursuant to Section 3.1 of the Agreement,
to terminate the Agreement effective         . Terms defined in the
                                    ---------
Agreement are used herein as so defined.

      By copy of this letter, IEC and IEC Texas are providing notice of the above termination to Compaq Computer Corporation, pursuant to Section 3.3 of the Agreement.

      Written instructions for removal of all of IEC's and IEC Texas' materials from CTI's facility on or before the effective date of the above termination shall be provided under separate cover.

                                       IEC ELECTRONICS CORP.


                                       By:
                                          ------------------------------
                                        Its:


                                       IEC ELECTRONICS-EDINBURG, TEXAS, INC.


                                       By:
                                          -------------------------------
                                       Its:


cc:   Compaq Computer Corporation

                                    EXHIBIT 4
                                   (continued)


                                ----- --, ----


Customized Transportation, Inc.
10407 Centurion Parkway, Suite 400
Jacksonville, Florida 32256
Attn: David J. Siler, Vice President and Controller

      Re: Warehouse Operating Agreement dated December 29, 1997 (the "Agreement,,) by and between Customized Transportation, Inc. ("CTI,,) and IEC Electronics Corp. ("IEC,,) [as amended by Amendment to Warehouse Operating Agreement dated as of November 1, 1998, and as assigned by IEC to IEC Electronics - Edinburg, Texas, Inc. ("IEC Texas,,)].

Dear Mr. Siler:

      Reference is made to a letter dated              sent by IEC and IEC
                                          -------------
Texas to CTI, in which IEC and IEC Texas served notice of termination of the Agreement pursuant to Section 3.1 of the Agreement. Terms defined in the Agreement are used herein as so defined.

      As required by Section 3.4 of the Agreement, IEC and IEC Texas hereby instruct CTI to ship all Materials presently held by CTI pursuant to the Agreement on the date, to the address, and by the shipping method set forth below.

Date:
Method of Shipment:
Address:


                                       IEC ELECTRONICS CORP.


                                       By:
                                          ------------------------------
                                       Its:


                                       IEC ELECTRONICS-EDINBURG, TEXAS, INC.


                                       By:
                                          --------------------------------
                                       Its:

                                   EXHIBIT 4a

                                  SCHEDULE 3.2
                                       to
                               Security Agreement
                                   granted by
           IEC Electronics - Edinburg, Texas, Inc. (the "Guarantor,,)
                                   in favor of
    The Chase Manhattan Bank, as "Administrative Agent,,, and the "Lenders,,
      under a Credit Agreement (the "Credit Agreement,,) among the Debtor, the Administrative Agent and the Lenders
        dated as of May 15, 1998 (collectively as the "Secured Party,,)


The Guarantor's exact legal name:   IEC Electronics - Edinburg, Texas, Inc.

All names, if any, other than the name set forth above, under which the Guarantor conducts business (if none, insert "None,,): None

Principal place of business of the Guarantor:

      1920 SE Industrial Park Drive
      Edinburg, TX 78539

Chief executive office of the Guarantor:

      Russell E. Stingel
      Chief Executive Officer

All other places of business, if any, of the Guarantor (if none, insert "None,,): None


All locations of inventory of the Guarantor: Scotland; Guarantor's principal place of business as set forth above; and Guarantor's location for Warehouse Inventory described in Schedule 3.20 to the Credit Agreement, as amended by Amendment No. 1 thereto.

All prior names of the Guarantor, if any (if none, insert "None,,): Calidad Electronics, Inc.

                                  EXHIBIT 10.9


                                                    AS AMENDED THROUGH 2/25/98

                              IEC ELECTRONICS CORP.

                             1993 STOCK OPTION PLAN

      1. Title and Purpose. The plan described herein shall be known as the "IEC Electronics Corp. 1993 Stock Option Plan" (the "Plan"). The purpose of the Plan is to advance the interests of IEC Electronics Corp. (the "Company") and its stockholders by strengthening the Company's ability to attract and retain individuals of training, experience, and ability as officers, key employees, directors and consultants and to furnish additional incentive to such key individuals to promote the Company's financial success by providing them with an equity ownership in the Company commensurate with Company performance, as reflected in increased stockholder value. It is the intent of the Company that such individuals be encouraged to obtain and retain an equity interest in the Company and each Participant will be specifically apprised of said intent.
      2. Definitions. As used herein, the following words or terms have the meaning set forth below. The masculine gender is used throughout the Plan but is intended to apply to members of both sexes.
            2.1 "Board" means the Board of Directors of the Company, except that, whenever action is to be taken under the Plan with respect to a Reporting Person, "Board" shall mean only such directors who are disinterested persons within the meaning of Rule 16b-3 under the Exchange Act or any successor rule.
            2.2 "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.
            2.3 "Committee" means the Compensation Committee of the Board. To the extent that the Committee delegates its power to grant Options as permitted by Section 4.2, all references in the Plan to the Committee's authority to grant Options and determinations with respect thereto shall be deemed to include the Committee's delegate or delegates.
            2.4 "Common Stock" or "Stock" means the Company's $.01 par value Common Stock..
            2.5 "Company" means IEC Electronics Corp., a corporation established under the laws of the State of Delaware, and its subsidiaries.
            2.6 "Designated Beneficiary" means the beneficiary designated by a Participant, in a manner determined by the Committee, to receive amounts due or exercise rights of the Participant in the event of the Participant's death. In the absence of an effective designation by a Participant, Designated Beneficiary shall mean the Participant's estate.
            2.7 "Disability" means a physical or mental condition of such a nature that it would qualify a Participant for benefits under the Company's long-term disability insurance plan.
            2.8 "Disinterested Person" shall have the same meaning as defined in Rule 16b-3(c)(2) promulgated by the Securities and Exchange Commission pursuant to its authority under the Exchange Act.
            2.9 "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor statute.
            2.10 "Fair Market Value" in the case of a share of Common Stock on a particular day, means (a) if the primary market for the Common Stock is a national securities exchange, the NASDAQ National Market System, or other market quotation system in which last sale transactions are reported on a contemporaneous basis, the last reported sale price of the Common Stock on such exchange or in such quotation system for that day or, if there shall not have been a sale or such exchange or reported through such system on such trading day, the closing or last bid quotation therefor on such exchange or quotation system on such trading day; (b) if the primary market for the Common Stock is not such an exchange or quotation market in which transactions are contemporaneously reported, the closing or last bid quotation in the over-the-counter market on such trading day as reported by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotations, or its successor, or such other generally accepted source of publicly reported bid quotations as the Company may reasonably designate.

            2.11 "Incentive Stock Option" ("ISO") means an Option which is intended to satisfy the requirements of Section 422 of the Code or any successor provision.
            2.12 "Non-Employee Director" means a member of the Board who is not an employee of the Company.
            2.13 "Non-Employee Director Stock Option" ("NEDSO") means a Nonstatutory Stock Option granted to a Non-Employee Director of the Company.
            2.14 "Nonstatutory Stock Option" ("NSO") means an Option which is not intended to qualify as an Incentive Stock Option.
            2.15 "Option" means any Option granted under the Plan and includes an Incentive Stock Option, a Nonstatutory Stock Option, a Reload Option and a Non-Employee Director Stock Option.

            2.16 "Option Price" means the purchase price per share of Common Stock upon the exercise of an Option.
            2.17 "Outside Director" shall have the same meaning as defined or interpreted for purposes of Section 162(m) of the Code.
            2.18 "Participant" means an individual who has been granted an Option under the Plan.
            2.19 "Reload Option" means an Option granted upon the delivery of shares to the Company in payment of another Option for up to the number of shares delivered to the Company in payment of such other Option.
            2.20 "Reporting Person" means a person required to file reports under Section 16(a) of the Exchange Act or any successor statute.
            2.21 "Retirement" means termination of employment with the Company if such termination of employment constitutes normal retirement, early retirement, disability retirement or other retirement as provided for at the time of such termination of employment under the applicable retirement program then maintained by the Company, provided that the Participant does not continue in the employment of the Company.
      3. Shares Subject to the Plan. Subject to adjustment as provided in
Section 10.4 below, an aggregate of 1,400,000 shares of Common Stock shall be available for grant under the Plan. Such shares may be authorized but previously unissued shares or shares reacquired by the Company, including shares purchased in the open market. In the event that any outstanding Option granted under the Plan for any reason expires or is terminated without having been exercised in full, the shares allocable to the unexercised portion of such Option shall (unless the Plan shall have been terminated) become available for subsequent grants of Options under the Plan; provided that in no event may the number of shares issued hereunder exceed the total number of shares reserved for issuance.
      4. Administration of the Plan.
            4.1 The Plan shall be administered by the Committee. No individual may be appointed to the Committee who is not a both a Disinterested Person and an Outside Director. Grants of NEDSOs and the amounts and nature of such Options shall be automatic as described in Section 9. Subject to the preceding sentence and the provisions set forth herein, the Committee shall have full authority to determine the provisions of Options, to interpret the terms of the Plan and of Options made under the Plan, to adopt, amend and rescind rules and guidelines for the administration of the Plan and for its own acts and proceedings and to decide all questions and settle all controversies and disputes which may arise in connection with the Plan. The Committee shall report any action taken by it to the meeting of the Board next following such action.
            4.2 To the extent permitted by applicable law, the Committee may delegate to one or more executive officers who are also directors of the Company the power to grant Options to Participants who are not Reporting Persons at the time of such Options and all determinations under the Plan with respect thereto, provided that the Committee shall fix the maximum amount of Options for such Participants as a group. Such delegate or delegates shall report any action taken by it or them to the meeting of the Committee next following such action.
            4.3 The decision of the Committee on any matter as to which the Committee is given authority shall be final and binding on all persons concerned. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it.
      5. Indemnification of the Committee. In addition to such other rights of indemnification as they may have as directors of the Company or as members of the Committee or otherwise, the members of the Committee shall be indemnified by the Company as and to the fullest extent permitted by law, including without limitation, indemnification against the reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any or them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Options granted hereunder, and against all amounts paid by them in settlement thereof provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for negligence, bad faith or misconduct in the performance of his duties; provided that within 60 days after institution of such action, suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

    6. Types of Options Under the Plan. Options under the Plan may be in the form of any one or more of the following:
                  a. Incentive Stock Options (ISOs)
                  b. Nonstatutory Stock Options (NSOs)
                  c. Reload Options
                  d. Non-Employee Director Stock Options (NEDSOs)
All Options shall be subject to the terms and conditions set forth herein and to such other terms and conditions as may be established by the Committee. Determinations by the Committee under the Plan including without limitation, determinations of the Participants, the form, amount and timing of Options, the terms and provisions of Options, and the agreements evidencing Options, need not be uniform and may be made selectively among Participants who receive, or are eligible to receive, Options hereunder, whether or not such Participants are similarly situated. Except as otherwise provided by the Plan or a particular Option, any determination with respect to an Option may be made by the Committee at the time of grant of the Option or any time thereafter.
      7.     Incentive Stock Options and Nonstatutory Stock Options.
            7.1 Eligibility. Any officer or key employee of the Company shall be eligible to receive an ISO or NSO under the Plan. In addition, any consultant to the Company, who. in the opinion of the Committee, is in a position to have a significant effect upon the Company's business, shall be eligible to receive a NSO under the Plan. No ISO or NSO may be granted to an individual under this Plan at a time when such individual is serving as a member of the Committee. An employee owning stock possessing more than 10 percent of the total combined voting power or value of all classes of stock of the Company or any parent or subsidiary corporation ("Ten Percent Stockholder") is not eligible to receive an ISO unless the option price is at least 110 percent of the fair market value of the Common Stock at the time the ISO is granted and the ISO option by its terms is not exercisable more than 5 years from the date it is granted. Common Stock which a grantee may purchase under outstanding Options shall be treated as stock owned by such grantee for purposes of this calculation. The Committee also may authorize the granting of ISOs and NSOs to prospective employees. In the case of a prospective employee, the grant of an ISO or NSO shall be the on condition of employment by the Company in a key position, and the date of the grant of the ISO or NSO shall be the date such employment begins or such later date as the Committee may have specified when authorizing the grant.
            7.2 Grant of ISOs and NSOs.
                  7.2.1 From time to time while the Plan is in effect, the Committee may, in its absolute discretion, select from among persons eligible to receive ISOs and NSOs (including persons to whom ISOs and NSOs were previously granted) those persons to whom ISOs and NSOs are to be granted.
                  7.2.2 The Committee shall, in its absolute discretion, determine the number of shares of Common Stock to be subject to each ISO and NSO made by it under the Plan, provided, however, that the maximum number of shares of Common Stock with respect to which ISOs and NSOs may be granted to any individual in any one taxable year of the Company shall not exceed 200,000 shares (the "Maximum Annual Grant").
                  7.2.3 The Committee shall determine at the time of each grant hereunder whether the option is an ISO or NSO. The terms and conditions of ISOs shall be subject to and comply with Section 422 of the Code or any successor provision, and any regulations thereunder.
            7.3 Option Price. The option price per share of Common Stock with respect to each ISO and NSO, shall not be less than 100% of the Fair Market Value per share at the time the ISO or NSO is granted.
            7.4 Period of Options. An ISO and NSO shall be exercisable during such period of time as the Committee may specify, subject, in the case of ISOs, to any limitation required by the Code. No ISO or NSO shall be exercisable after the expiration of ten years from the date the ISO or NSO is granted.
            7.5 Exercise of Options. Each ISO and NSO shall be made exercisable at such time or times as the Committee shall determine. In the case of an ISO or NSO made exercisable in installments, the Committee may later determine to accelerate the time at which one or more of such installments may be exercised. The Committee may impose such conditions with respect to the exercise of ISOs and NSOs, including conditions relating to applicable federal or state tax or securities laws, as it considers necessary or advisable and such condition may differ with respect to each Participant.
            7.6 Limitation on Grant of ISOs. The aggregate fair market value (determined as of the time the ISO is granted) of the shares with respect to which ISOs are exercisable for the first time by a grantee during any calendar year (under all such plans of the Company) shall not exceed $100,000.
            7.7 Options Non-Transferable. No ISO or NSO granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. No interest of a Participant under an ISO or NSO or the Plan shall be subject to the attachment, execution, garnishment, sequestration, the laws of bankruptcy or any other legal equitable process. During the lifetime of the Participant, ISOs and NSOs shall be exercisable only by the Participant who received them

            7.8 Termination of Emp1oyment.
                  7.8.1 Death During or After Employment. If a Participant dies during employment or within three (3) months after terminating employment, and at a time when the Participant is entitled to exercise an ISO or NSO, then at any time or times within one year after death (or such greater or lesser period after death as may be specified in the documentation evidencing the ISO or NSO) such ISO or NSO may be exercised, but only as to any or all of those shares which the Participant was entitled to purchase immediately prior to the Participant's death (unless the Committee within thirty (30) days after the Participant's death shall have accelerated the vesting of the ISO or NSO) ISOs or NSOs exercisable after death may be exercised by the Participant's Designated Beneficiary, and except as so exercised shall expire at the end of the specified post-death exercise period. In no event, however, may any ISO or NSO granted under the Plan be exercised after the expiration of the ISO or NSO exercise period established at the time of grant.
                  7.8.2 Retirement or Disability. In the event of a Participant's Retirement or Disability at a time when the Participant is entitled to exercise an ISO or NSO, then within three months after Retirement or one year after Disability (or such greater or lesser period after Retirement or Disability as may be specified in the documentation evidencing the ISO or NSO) the Participant may exercise such ISO or NSO only as to those shares which the Participant was entitled to purchase immediately prior to such Retirement or Disability (unless the Committee within thirty (30) days after the Participant's Retirement or Disability shall have accelerated the vesting of the ISO or NSO). If the Participant dies within the specified post-Retirement or post-Disability exercise period, the Participant's ISO or NSO may be exercised by the Participant's Designated Beneficiary, to the same extent as if the deceased Participant had survived, during the greater of one year from the date of such death or, if a post-Retirement or post-Disability exercise period greater than three months or one year was specified in the ISO or NSO documentation, the remainder of such longer period.
                       Except as exercised within the applicable period described above, each ISO or NSO shall expire at the end of such period. In no event, however, may any ISO or NSO granted under the Plan be exercised after the expiration of the ISO or NSO exercise period established at the time of grant.
                  7.8.3 Other Terminations of Employment. If the employment of a Participant is terminated for cause, the Participant's option rights, both accrued and future, under any then outstanding ISO or NSO shall be forfeited and terminated immediately and may not thereafter be exercised to any extent.
                       If the employment of a Participant is terminated for any reason other than cause, death, Retirement or Disability at a time when the Participant is entitled to exercise an ISO or NSO, then within three months after such termination of employment (or such greater or lesser period after termination of employment as may be specified in the documentation evidencing the ISO or NSO), the Participant may exercise such ISO or NSO only as to those shares which the Participant was entitled to purchase immediately prior to such termination of employment (unless the Committee within thirty (30) days after the Participant's termination of employment shall have accelerated the vesting of the ISO or NSO). If the Participant dies within the specified post-termination of employment exercise period, the Participant's ISO or NSO may be exercised by the Participant's Designated Beneficiary, to the same extent as if the deceased Participant had survived, during a period equal to the greater of one year form the date of such death or the remainder of such specified post-termination of employment exercise period.

                       If the Committee so decides, an ISO or NSO may provide that a leave of absence granted by the Company is not a termination of employment for the purpose of this subsection 7.8.3 and in the absence of such a provision the Committee or the Board may in any particular case determine that such a leave of absence is not a termination of employment for such purpose.

      8.    Reload Options
            8.1 Authorization of Reload Options.
                  8.1.1 Concurrently with or subsequent to the grant of any ISO, NSO, or Reload Option to any Participant, the Committee may authorize Reload Options to purchase a number of shares of Common Stock. The number of Reload Options shall equal the number of shares of Common Stock used to exercise the underlying ISO, NSO, or Reload Option.
                  8.1.2 The grant of a Reload Option will automatically become effective upon the exercise of the underlying ISO, NSO, or Reload Option through the use of shares of Common Stock held by a Participant for at least six months.
                  8.1.3 Notwithstanding the fact that the underlying option may be an ISO, a Reload Option is not intended to qualify as an ISO under Section 422 of the Code.
            8.2 Reload Option Price. The option price per share of Common Stock deliverable upon the exercise of a Reload Option shall be the Fair Market Value of a share of Common Stock on the date the grant of the Reload Option becomes effective.
            8.3 Term and Exercise. Each Reload Option is fully exercisable six months from the effective date of grant. The term of each Reload Option shall be equal to the remaining option term of the underlying ISO, NSO, or Reload Option.

            8.4 Termination of Employment. No additional Reload Options shall be granted to Participants when ISOs, NSOs, or Reload Options are exercised pursuant to the terms of this Plan following termination of the Participant's employment.

            8.5 Applicability of Sections 7.7 and 7.8. The terms and provisions of Sections 7.7 and 7.8 shall apply equally to Reload Options. Sections 7.7 and
7.8 are incorporated by reference in this Section 8 as though fully set forth herein.

      9.    Non-Employee Director Stock Options
            9.1 Eligibility. Each Non-Employee Director of the Board shall receive a NEDSO as determined hereunder without further action by the Board or Committee.

            9.2 Option Grant Dates. Subject to the approval of the Plan by the stockholders at the 1994 Annual Meeting, a NEDSO shall be granted to each Non-Employee Director automatically every three years on the date of grant, commencing on the date of the 1994 Annual Meeting of stockholders and every three years thereafter on the date of the Annual Meeting of stockholders. Non-Employee Directors elected by the Board to fill vacancies and newly created directorships in the interim between grant dates will receive a pro rated NEDSO based upon the number of full months such Non-Employee Director will serve between such election and the next grant date.
            9.3 Option Formula. Commencing on the date of the 1994 Annual Meeting of stockholders, each Non-Employee Director will receive a NEDSO to purchase 6,000 shares of Stock on each grant date, without further action by the Board or Committee. Commencing on the date of the 1998 Annual Meeting of stockholders and every three years thereafter on the date of Annual Meeting of stockholders, each Non-Employee Director will receive a NEDSO to purchase 9,000 shares of stock on each grant date, without further action by the Board or Committee.
            9.4 Period of Options. Except as otherwise provided herein. each NEDSO will be exercisable as follows: 33 1/3% six months from the date of grant; 66 2/3% one year from the date of grant; and 100% two years from the date of grant. All NEDSOs shall terminate upon the expiration of five years from the date upon which such NEDSOs were granted (subject to prior termination as hereinafter provided).
            9.5 Option Price. The price per share of Stock at which a NEDSO may be exercised shall be equal to 100% of the Fair Market Value of the price per share of Stock on the date the NEDSO is granted.
            9.6 Options Non-Transferable. No NEDSO granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. No interest of a Non-Employee Director under a NEDSO or the Plan shall be subject to attachment, execution, garnishment, sequestration, the laws of bankruptcy or any other legal or equitable process. During the lifetime of the Non-Employee Director, NEDSOs shall be exercisable only by the Non-Employee Director who received them.
            9.7 Death or Disability of Non-Employee Director. If a Non-Employee Director shall terminate performance of services for the Company because of death or Disability, or shall die after termination of performance of services for the Company but while the Non-Employee Director could have exercised a NEDSO, that NEDSO may be exercised, to the extent that the Non-Employee Director was entitled to do so at the date of termination of performance of services, at any time, or from time to time, within one year after the date of death or termination of performance of services because of Disability, but in no event later than the expiration date specified pursuant to Section 9.4. In the case of death, exercise may be made by the Non-Employee Director's Designated Beneficiary.
            9.8 Termination of Services as Non-Employee Director. If a Non-Employee Director's performance of services for the Company shall terminate for any reason other than death or Disability, the Non-Employee Director must exercise such NEDSO, to the extent the Non-Employee Director was entitled to do so at the date of termination of performance of services, at any time, or from time to time, within three months after the date of termination of performance of services, but in no event later than the expiration date specified pursuant to Section 9.4; provided, however, in the case of termination of performance of services for cause, the NEDSO shall cease to be exercisable on the date of such termination.

      10.    General Provisions Applicable to All Options.
            10.1 Exercise of Options; Payment of Option Price. Options may be exercised (in full or in part) only by written notice of exercise delivered to the Company at its principal executive office, accompanied by payment equal to the full Option Price for the shares of Stock which are exercised. The Option Price of each share of Common Stock purchased upon exercise of an Option shall be paid in full (a) in cash at the time of exercise, (b) with shares of Common Stock owned by the Participant, (c) by delivering to the Company (i) irrevocable instructions to deliver the stock certificates representing the shares of Stock for which the Option is being exercised, directly to a broker, and (ii) instructions to the broker to sell such shares of Stock and promptly deliver to the Company the portion of the proceeds equal to the total Option Price, or (d) in any combination thereof. For purposes of payment in shares of Common Stock, such shares shall be valued at their Fair Market Value on the date of exercise of the Option and shall have been held by the Participant for a period of at least six (6) months.

            10.2 Documentation of Options. Neither anything contained in the Plan nor in any resolutions adopted or to be adopted by the Board or the stockholders nor any action taken by the Committee shall constitute the granting of any Option. The granting of an Option shall take place only when a written Option Agreement shall have been duly executed and delivered by the Company and the Participant. Each Option Agreement shall specify the terms and conditions of the Option and contain such other terms and conditions not inconsistent with the provisions of the Plan as the Committee considers necessary or advisable to achieve the purposes of the Plan or comply with applicable tax and regulatory laws and accounting principles. The Option Agreement with respect to ISOs shall provide, among other things, that the Participant shall advise the Company immediately upon any sale or transfer of shares of Common Stock received upon exercise of the Option to the extent such sale or transfer takes place prior to the later of (a) two (2) years from the date of grant or (b) one (1) year from the date of exercise.

           10.3 Tax Withholding. The Committee shall require, on such terms as it deems necessary, that the Participant pay to the Company or make other satisfactory provision for payment of, any federal, state or local taxes required by law to be withheld in respect to Options under the Plan. In the Committee's discretion, such tax obligations may be paid in whole or in part in shares of Common Stock, including shares retained from the Option creating the tax obligation, valued at their Fair Market Value on the date of delivery. The Company may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Participant.
            10.4 Option Adjustments. In the event of a stock dividend, stock split or other change in corporate structure or capitalization affecting the Common Stock or any other transaction (including, without limitation, an extraordinary cash dividend) which, in the determination of the Committee, affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Committee shall equitably adjust any or all of (i) the number and kind of shares in respect of which Options may be made under the Plan (ii) the Maximum Annual Grant, (iii) the number and kind of shares subject to outstanding Options, and (iv) the Option price with respect to any of the foregoing, provided that the number of shares subject to any Option shall always be a whole number. In the event of any tender offer or exchange offer (other than an offer by the Company) for the Company's Common Stock, or a dissolution or liquidation of the Company, or a merger or consolidation or similar transaction in which the Company is not the surviving company, or a sale, exchange or other disposition of all or substantially all of the Company assets, the Committee, in its sole discretion, may, as to any outstanding Options, make such substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan and in the number and purchase price (if any) of shares subject to such Options as it may determine, make outstanding Options fully exercisable, or amend or terminate such Options upon such terms and conditions as it shall provide (which, in the case of the termination of the vested portion of any Option, shall require payment or other consideration which the Committee deems equitable in the circumstances).
            10.5 Amendment of Options. The Committee may modify or amend any outstanding Option if it determines, in its sole discretion, that amendment is necessary or advisable in the light of any addition to or change in the Code or in the regulations issued thereunder, or any federal or state securities laws or other law or regulation, which change occurs after the date of grant of the Option and by its terms applies to the Option. In addition, subject to the terms and conditions and within the limitations of the Plan the Committee may modify, amend, extend or renew outstanding Options granted under the Plan, or accept the surrender of outstanding Options under the Plan or under any other stock option plan of the Company (to the extent not theretofore exercised) and authorize the granting of new Options under the Plan in substitution therefor (to the extent not theretofore exercised). No amendment of an outstanding Option, however, may, without the consent of the Participant, make any changes which would adversely effect the rights of such Participant.

      11. Financing. In the discretion of the Committee, the Company may guarantee bank loans or make loans to a Participant to finance the Option Price of the shares purchased upon the exercise of an Option and also to finance payment by the Participant of income taxes incurred with such exercise upon the following terms and conditions:
            11.1 Term of Loan. Each loan or guaranty will extend for a period of not more than five (5) years.
            11.2 Promissory Note. Each loan will be evidenced by a promissory note given by the Participant and for which the Participant shall have full personal liability. Each such note shall bear interest at such rate per annum as determined by the Committee which interest shall be not less than the rate in effect for the Company's senior indebtedness to a Financial institution and shall be payable at such times as determined by the Committee but at least no less frequently then annually. Payments of principal, or installments thereof, need not be required by the terms of the notes, but may be required thereby if so determined by the Committee. Principal and interest may be prepaid in whole or in part, from time to time, without penalty. Each such note shall in all events become due and payable without demand on the Fifth anniversary of the date of the note, or upon the Participant's failure to pay any installment of principal and interest when due or within 30 days thereafter, or immediately upon the insolvency or bankruptcy of the Participant, or within 30 days from the date of termination of his employment or directorship or office for whatever cause, excepting only death, Disability and Retirement. In the event of the death of a Participant, such note shall become due and payable without demand 9 months from the date of such death. In the event of the Disability or Retirement of a Participant such note shall become due and payable without demand 3 months from the date of such permanent disability or approved retirement.

            11.3 Pledge of Shares. Each note or guaranty will be secured by a pledge of the shares purchased with the proceeds of the loan which shall be deposited with the Company. Dividends paid on shares subject to the pledge shall be first applied against interest charges due upon the bank loan, or the note secured, with any balance applied to reduce the principal thereof. Regardless of any other provision of this Plan, shares pledged to secure the guaranty or note may not be withdrawn from the pledge unless the proportionate amount of the guaranteed bank loan or the note secured thereby shall be immediately repaid.

            11.4 Other Terms and Conditions. All such notes, guaranty and pledges may contain such further terms and conditions consistent with this Plan, including provisions for additional collateral security, as may be determined by the Committee. from time to time.
            11.5 Approval by Stockholders. Approval and adoption of this Plan by the stockholders of the Company shall constitute full and complete authorization for any guaranty, loan, or interest reimbursement made to or on behalf of Participant hereunder.
            11.6 Loans to Non-Employee Directors and Consultants. Notwithstanding anything contained herein to the contrary, each note or guaranty representing a loan or guaranty to a Non-Employee Director or Consultant shall be secured by a pledge of shares equal to twice their maximum loan value as defined in Federal Reserve Regulation G (12 CFR Part 207) or by such other or additional collateral security as the Committee deems appropriate and in the best interests of the Company.
      12.   Miscellaneous
            12.1 No Right to Employment. No person shall have any claim or right to be granted an Option, and the grant of an Option shall not be construed as giving a Participant the right to continued employment. The Company expressly reserves the right at any time to terminate the employment of a Participant free from any liability or claim under the Plan except as may be expressly provided in the applicable Option.
            12.2 No Right to Continue as a Director. The granting of a NEDSO shall not constitute or be evidence of any agreement or understanding, express or implied, that the Company will retain a Non-Employee Director for any period of time.
            12.3 No Rights as Stockholder. Subject to the provisions of the applicable Option, no Participant shall have any rights as a stockholder with respect to any shares of Common Stock to be distributed under the Plan until he becomes the holder thereof.
            12.4 No Fractional Shares. No fractional shares of Common Stock shall be issued under the Plan, and cash shall be paid in lieu of any fractional shares in settlement of Options granted under the Plan.
            12.5 Unfunded Plan. The Plan shall be unfunded, shall not create (or be construed to create) a trust or a separate fund or funds, and shall not establish any fiduciary. relationship between the Company and any Participant or other person.
            12.6 Successors and Assigns. The Plan shall be binding on all successors and assigns of the Participant. including without limitation the Participant's Designated Beneficiary or any receiver or trustee in bankruptcy or representative of the Participant's creditors.

            12.7 Compliance With Other Laws and Regulations. The Plan, the grant and exercise of Options under the Plan, and the obligation of the Company to transfer shares under such Options shall be subject to all applicable federal and state laws, rules and regulations, including those related to disclosure of Financial and other information to Participants, and to any approvals by any government or regulatory agency as may be required. The Company shall not be required to issue or deliver any certificates for shares of Stock prior to (a) the listing of such shares on any stock exchange on which the Stock may then be listed, where such listing is required under the rules or regulations of such exchange, and (b) the compliance with applicable federal and state securities laws and regulations relating to the issuance and delivery of such certificates; provided, however, that the Company shall make all reasonable efforts to so list such shares and to comply with such laws and regulations.

            12.8 Compliance with Rule 16b-3. With respect to persons subject to
Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.
            12.9 Amendment of Plan. The Board may amend, suspend or terminate the Plan or any portion thereof at any time in such respects as the Board may deem advisable (including, but not limited to, amendments which the Board deems appropriate to enhance the Company's ability to claim deductions related to stock option exercises), except that it may not amend the Plan without stockholder approval where the absence of such approval would cause the Plan to fail to comply with Rule 16b-3 under the Exchange Act, the performance based compensation requirements under Section 162(m) of the Code, Section 422 of the Code, the requirements of any securities exchange on which the shares of Common Stock are then listed, or any other requirement of applicable law or regulation. The Board may not amend Section 9 more than once every six months, other than to conform with changes in the Code or the rules and regulations thereunder. The Committee may make non-material amendments to the Plan. No amendment shall apply to adversely affect any Participant with respect to whom an Option shall heretofore have been granted.

            12.10 Governing Law. To the extent not superseded by federal law, the provisions of the Plan shall be governed by and interpreted in accordance with the laws of the State of Delaware.
      13. Effective Date of Plan: Term of Plan. The Plan shall be effective as of August 4, 1993, the date on which the Board adopted the Plan, subject to the approval by the stockholders at the 1994 Annual Meeting of Stockholders pursuant to the provisions of Section 12.8. The Plan shall terminate on August 3, 2003 and no Options shall be granted under the Plan after that date, provided, however, that the Plan and all Options granted under the Plan prior to such date shall remain in effect until such Options have been satisfied or terminated in accordance with the Plan and the terms of such Options.

                                 EXHIBIT 10.14

                                   September 5, 1997



Diana R. Kurty CPA
57 Cambric Circle
Pittsford, NY 14534


Dear Diana:

     We are pleased to offer you the position of Vice President and Chief Financial Officer of IEC Electronics Corp. (IEC) upon the following terms and conditions:

     1. Compensation

        (a) Base Salary. For all services rendered to IEC in any capacity, IEC shall pay you a salary at the annual rate of $130,000.00 ("Base Salary"). The Base Salary shall be payable in accordance with the customary payroll practices of IEC, subject to such deductions and withholdings as may be required by law or agreed to by you.

        (b) Hiring Bonus. IEC shall pay you, within 90 days after the commencement of your employment, a hiring bonus in the amount of $15,000.00.

        (c) Performance Bonus. Beginning with the fiscal year commencing October 1, 1997, you will be eligible for participation in the key employee bonus program. This program is based on a combination of company and individual performance. I plan to have specific goals tied to bonuses, but details have yet to be worked out.

     2. Benefits. You will be entitled to all benefits of full time employees or officers as set forth in IEC's Policy Manual as to which you meet the eligibility requirements universally applicable to all employees and such other benefit as may be accorded to executives from time to time. Enclosed is information on company benefits including medical, life insurance and long term disability. Also, after six months, you may participate in our 401K plan with a company match of 33-1/3% and after two years you are eligible to participate in the company's profit sharing plan.

     3. Stock Options. IEC will grant you an incentive stock option for 25,000 shares of IEC common stock pursuant to the terms and provisions of IEC's 1993 Stock Option Plan. Said option will be granted as of the date on which it is approved by IEC's Board of Directors, at an exercise price equal to the fair market value of IEC's common stock on that date. The option will vest in 25% increments beginning one year from the date of grant.

        If you employment is terminated by IEC for any reason other than Cause (as hereinafter defined), or death or disability of if you terminate your employment with IEC for Good Reason (as hereinafter defined), the option will become fully vested and exercisable. In addition, in the event of a merger or consolidation in which IEC is not the surviving company or a sale or exchange of all or substantially all of IEC's assets ("Change of Control Event"), if the surviving or acquiring company does not assume the option upon the same terms and conditions, then the option shall become fully vested and exercisable immediately prior to such event.

     4. Severance. In the event of the termination of your employment (a) by IEC for any reason other than Cause (as hereinafter defined), death or disability or
(b) upon the occurrence of a Change of Control Event, and if within 90 days of such Event you voluntarily leave or are terminated by the surviving company, or
(c) by you for Good Reason (as hereinafter defined), IEC will pay you for a period of six months following such termination an amount equal to your Base Salary at the annual rate then in effect. Such amount shall be payable bi-weekly. In addition, during such six month period unless you accept other full-time employment, IEC will provide you with such benefits, if any, as may be applicable pursuant to IEC's Policy Manual. All payments made to you hereunder will be subject to all applicable employment and withholding taxes.

     5. Confidentiality and Non-Competition. As a condition of employment and in consideration of the severance payments, you will be expected to execute prior to the commencement of your employment a Confidentiality and Non-Competition Agreement in the form attached hereto as Exhibit A prohibiting competition during your employment and for a period of six months thereafter.

     6. Certain Definitions.

            (a) Cause. Cause shall mean the existence or occurrence of any of the following: (i) the failure or refusal to perform such services as may reasonably be delegated or assigned to you consistent with your position, by the Chief Executive Officer, the Chief Operating Officer or the Board of directors,
(ii) gross negligence in connection with the performance of your duties, (iii) the commission of acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects your ability to perform your duties for IEC or may materially adversely affect IEC,
(iv) the conviction of a felony, or (v) the violation or breach in any respect of any material term, covenant, or condition contained in this letter or in the Confidentiality and Non-Competition Agreement.

            (b) Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to you: (i) your annual rate of salary is reduced from the annual rate then currently in effect or your other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of IEC generally), or (ii) your place of employment, without your approval, is moved more than 30 miles from Newark, New York, or (iii) you are assigned duties that are demeaning or are otherwise materially inconsistent with the duties of a Vice President and Chief Financial Officer or (iv) a reasonable determination by you that, as a result of a Change of Control Event and a change in circumstances thereafter significantly affecting your position, you are unable to exercise the authority, powers, functions or duties attached to your position.

            Before you may terminate your employment for Good Reason, you must notify IEC in writing of your intention to terminate and IEC shall have 15 days after receiving such written notice to remedy the situation, if possible.

      Diana, we are sincerely pleased to extend this offer of employment and look forward to hearing from you soon. If you have any questions, please don't hesitate to call Joe Schadeberg or me.

                                                 Sincerely,

                                            IEC ELECTRONICS CORP.

                                            /s/David W. Fradin

                                               David W. Fradin
                                           Chief Operating Officer

DWF/ls
I accept your offer of employment.

/s/ Diana Kurty                     12/2/97
---------------                     -------
   (Signature)                      (Date)

                                 Exhibit 10.15

                                  AGREEMENT

      CONSULTING AGREEMENT, dated as of March 1, 1998, between IEC Electronics Corp., a Delaware corporation with its office at 105 Norton Street, Newark, New York 14513 ("IEC"), and Edward Butka, residing at 1221 Route 31, Macedon, New York 14502 (the "Consultant").

      WHEREAS, the Consultant had been employed by IEC as Vice President and Assistant General Manager; and

      WHEREAS, the Consultant retired on February 28, 1998 and the parties desire to provide for the engagement of the Consultant as a consultant to IEC on the terms and conditions hereinafter set forth;

      NOW, THEREFORE, IEC and the Consultant agree as follows:

      1. Engagement as Consultant; Term. IEC shall engage the Consultant and the Consultant shall serve IEC for a period (the "Consulting Period") upon the terms and conditions of this Agreement, commencing as of the date hereof and terminating on a date ninety (90) days following written notice given by either party to the other.

       2. Services to be Rendered. During the Consulting Period, the Consultant agrees to consult with and advise IEC to the best of his abilities with respect to such matters involving the business and affairs of IEC as may be reasonably assigned to the Consultant by the President or Chief Executive Officer or Board of Directors of IEC and as are consistent with the Consultant's knowledge, abilities and experience. The total number of hours of service required to be rendered by the Consultant may vary without any specified minimum or maximum but the parties contemplate that, on average, they shall not exceed 20 hours per month, which shall include time devoted to travel undertaken at the request of IEC. The Consultant shall render his services as requested by IEC, it being in his discretion to determine the time at which consulting services are to be performed and the number of hours necessary to perform such services. Nothing herein shall prevent Consultant from taking extended vacations.

      In performing the services required hereunder, the Consultant shall use his best efforts to promote the best interests of IEC. The Consultant shall have no liability to IEC arising out of the Consultant's duties hereunder, and IEC shall hold the Consultant harmless therefrom, provided that such liability does not arise from the Consultant's negligence or intentional wrongdoing.

      Nothing in this Agreement shall be construed as prohibiting the Consultant from entering into non-competitive employment or consulting arrangements with other business entities, subject to the provisions of Sections 4 and 5 hereof.

      3. Compensation. In consideration of the consulting services to be rendered by the Consultant hereunder, as well as the other agreements of the Consultant hereunder:

            (a) During the Consulting Period IEC shall pay the Consultant an hourly fee of $55 payable on the first day of each month commencing March 1, 1998. IEC shall pay or reimburse the Consultant, upon his submission to IEC of appropriate written receipts, for all reasonable out-of-pocket expenses incurred by him in connection with his performance of the services to be rendered hereunder. During the Consulting Period Consultant may maintain, at his expense, Blue Cross and Blue Shield medical and hospital insurance ("Medical Insurance") in accordance with and to the extent permitted by the Company's plans as in effect from time to time.

            (b) During the Non-competition Period described in Section 5, the Company will bear the expense of such Medical Insurance.

      4. Confidentiality. The Consultant acknowledges that as an employee of IEC he has had, and as a consultant to IEC he may have, access to proprietary confidential information that directly or indirectly relates to the business of IEC. The Consultant agrees that he will not, without the prior written consent of IEC, (a) disclose to any person any information obtained or developed by him while employed by or engaged as a consultant to IEC with respect to IEC's business, except information which at the time is available to others in the business or generally known or available to the public other than as a result of disclosure by him not permitted hereunder, or lawfully acquired from a third party who is not obligated to IEC to maintain such information in confidence ("Confidential Information") or (b) take with him following the termination of the Consulting Period any documents or papers relating to any Confidential Information or any property of IEC.

      5. Noncompetition/Non-Solicitation. In light of the special and unique services that have been and will be furnished to the Company by Employee, and the Confidential Information that has been disclosed to Employee by the Company during Employee's relationship with the Company, Employee agrees that for a period of three (3) years from the expiration of the Consulting Period (the "Non-Competition Period") Employee will not, without the written consent of the Company, directly or indirectly, whether as a principal, agent, officer, director, consultant, employee, partner, stockholder, or owner of or in any capacity with any corporation, partnership, business, firm, individual, company, or any entity located in the United States or Canada, engage in, or assist another to engage in, any work or activity in any way competitive with the Business of the Company (as hereinafter defined). However, nothing herein shall prevent Employee from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Employee has no relationship other than stockholder. In addition, during the Non-Competition Period, Employee will not, directly or indirectly, (a) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or stockholder thereof, or
(b) hire directly or through another entity any person who was an employee of the Company at the termination of the Consulting Period, or (c) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company.

      Employee specifically agrees that because of Employee's special expertise and the special and unique services that Employee has been and will be furnishing the Company, and because the Confidential Information that has been acquired by Employee or has been disclosed to Employee during the Employee's employment, the above stated geographic area and time period during which Employee will not compete are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this section.

      For purposes of this section, the "Business of the Company" is that of a contract manufacturer offering its customers manufacturing and management services including material procurement and control, engineering services, manufacturing and test engineering support, statistical quality assurance and resource management.

      6. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the Consultant's consulting obligations to IEC and may not be changed orally but only by agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

      7. Governing Law. This Agreement shall be governed in all respects by the laws of the State of New York, without giving effect to the principles of conflicts of law.

      8. Parties in Interest; Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto and, their successors. Nothing in this Agreement, expressed or implied, is intended to confer upon any person other than the parties hereto any rights or remedies under or by reason of this Agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                    IEC ELECTRONICS CORP.



                                    By:/s/Russell E. Stingel
                                   -----------------------

                                    /s/ Edward Butka
                                    ------------------------
                                          Edward Butka

                                 EXHIBIT 10.16

                           CHANGE-IN-CONTROL AGREEMENT


      AGREEMENT, dated as of May 1, 1998, by and between IEC Electronics Corp., a Delaware corporation (the "Company"), and Russell E. Stingel, the Chief Executive Officer and Chairman of the Board of the Company (the "Executive").
      WHEREAS, in order to enhance Executive's continued service to the Company in an effective manner without distraction by reason of the possibility of a change in control of the Company and in order to assure both the Company and the Executive of continuity of management in the event of any actual or threatened change in control of the Company, the Company wishes to provide in this agreement for severance benefits to the Executive in the event of change in control of the Company.
      NOW, THEREFORE, in consideration of the premises and of Executive agreeing to continue to serve as an employee of the Company, the parties hereto agree as follows:
      1. Severance Payment. In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of three years following such termination an aggregate amount equal to the product of the sum of (x) Executive's salary at the annual rate then in effect and (y) the average annual bonus paid to Executive under the Company's current Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.
      2. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 1 of this Agreement (the "Severance Benefits") shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.
      3.   Certain Definitions.
           (a) Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule 13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, as "Current Director" shall mean any member of the Board of Directors elected at or continuing in office after, the 1998 Annual Meeting of Stockholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or
(iii) on the date of approval of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of approval of the sale or other disposition of all or substantially all the assets of the Company.
           (b) Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if: (i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Chief Executive Officer, the President or the Board of Directors, (ii) Executive has been grossly negligent in connection with the performance of Executive's duties, (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company, (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement or in any employment, confidentiality and/or non-competition agreement between the Company and Executive.
      Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
           (c) Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i) Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 50 miles from its then current location, or (iii) Executive is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive.
      Before Executive may terminate Executive's employment for Good Reason, Executive must notify the Company in writing of Executive's intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.
      4. Confidential Information. Executive acknowledges and agrees that Executive has been exposed to and will likely continue to be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.
      Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company or at any time thereafter, Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:
           (a) of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;
           (b) of a business nature such as, but not limited to, information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses, business processes, business and marketing plans and activities, and employee personnel records;
           (c) pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.
      All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.
      5.   Covenant Not to Compete.
           During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or shareholder thereof, or (c) hire directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or (d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of this Agreement, "Non-Compete Period" shall mean the period during which Executive is receiving severance payments and benefits pursuant to Section 1 hereof.
      Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive has been and will be furnishing the Company, and because of the Confidential Information that has been acquired by Executive or will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.
      In connection with the foregoing provisions of this Section 5, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.
      If Executive in any way breaches the obligations specified in this Section 5, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.
      If the geographic or time restriction contained in this Section 5 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 5 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.
      6. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 4 and 5 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach. Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages.
      7. Right to Employment. Nothing contained herein shall confer upon Executive any right to be continued in the employment of the Company or interfere in any way with the right of the Company to terminate Executive's employment at any time for any reason. Executive hereby acknowledges that Executive is and will remain an Executive-at-will of the Company, terminable with or without Cause.
      8. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery services, addressed to the parties hereto at the following addresses:
      To Executive:                       To IEC Electronics Corp.:
      Russell E. Stingel                  IEC Electronics Corp.
      102 Grandview Avenue                105 Norton Street
      Fairport, NY  14450                    P.O. Box 271
                                          Newark, NY  14513
                                          Attn:  President
                                          FAX:  (315) 331-8185

or at such other address and number as either party shall have previously designated by written notice given to the other party in the manner hereinabove set forth. Notice shall be deemed given when received, if sent by telegram, telex, telecopy or similar facsimile means (confirmation of such receipt by confirmed facsimile transmission being deemed receipt of communications sent by telex, telecopy or other facsimile means); and when delivered and receipted for (or upon the date of attempted delivery where delivery is refused), if hand-delivered, sent by express courier or delivery services, or sent by certified or registered mail, return receipt requested.
      9. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.

      10. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.
      11. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including without limitation New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.
      12. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.
      13. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns.
      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                              IEC Electronics Corp.

                               By: /s/David W. Fradin
                                 Its: President

                                EXECUTIVE
                                /s/ Russell E. Stingel

                                 EXHIBIT 10.17

                  AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT,
                      RESTATEMENT OF NON-COMPETE AGREEMENT
                                       AND
                           CHANGE-IN-CONTROL AGREEMENT


      AGREEMENT, dated as of May 1, 1998, by and between IEC Electronics Corp., a Delaware corporation (the "Company"), and David W. Fradin, President and Chief Operating Officer of the Company (the "Executive").
      WHEREAS, the Company and Executive entered into an Employment Agreement dated June 10, 1997 (the "Employment Agreement"), a copy of which is appended hereto as Attachment A; and
      WHEREAS, the Company and Executive entered into a Confidentiality and Non-Compete Agreement (the "Non-Compete Agreement"), a copy of which is appended as Exhibit A to the Employment Agreement; and
      WHEREAS, in order to enhance Executive's continued service to the Company in an effective manner without distraction by reason of the possibility of a change in control of the Company and in order to assure both the Company and the Executive of continuity of management in the event of any actual or threatened change in control of the Company, the Company wishes to provide in this agreement for severance benefits to the Executive in the event of change in control of the Company; and
      WHEREAS, the parties accordingly desire to amend in certain respects the Employment Agreement and to amend in certain respects and restate in its entirety the Non-Compete Agreement.
      NOW, THEREFORE, in consideration of the premises and of Executive agreeing to continue to serve as an employee of the Company, the parties hereto agree as follows:
      1. Amendment of Employment Agreement and Restatement of Non-Compete Agreement.
           a. Section 5 of the Employment Agreement, "Severance", is hereby amended to read as follows:
              "5. Severance Prior to a Change-in-Control. In the event of the termination of your employment (a) by IEC for any reason other than Cause (as hereinafter defined), death, disability or Change-in-Control (as defined in the Change-in-Control Agreement dated as of May 1, 1998) or (b) by you for Good Reason (as hereinafter defined) prior to a Change-in-Control, IEC will pay you for a period of one year following such termination an amount equal to your Base Salary at the annual rate then in effect. Such amount shall be payable bi-weekly. In addition, IEC will provide you with such benefits, if any, as may be applicable pursuant to IEC's Policy Manual. All payments made to you hereunder will be subject to all applicable employment and withholding taxes."

           b. The Non-Compete Agreement is amended and restated in its entirety in Sections 5, 6 and 7 of this Agreement.
      2. Severance Payment following a Change-in-Control. In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of three years following such termination an aggregate amount equal to the product of the sum of (x) Executive's salary at the annual rate then in effect and (y) the average annual bonus paid to Executive under the Company's current Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.
      3. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 2 of this Agreement (the "Severance Benefits") shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.

      4.   Certain Definitions.
           a. Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule 13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, as "Current Director" shall mean any member of the Board of Directors elected at or continuing in office after, the 1998 Annual Meeting of Stockholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or
(iii) on the date of approval of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of approval of the sale or other disposition of all or substantially all the assets of the Company.
           b. Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if: (i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Chief Executive Officer or the Board of Directors, (ii) Executive has been grossly negligent in connection with the performance of Executive's duties, (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company, (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement or in any employment, confidentiality and/or non-competition agreement between the Company and Executive.
      Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
           c. Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i) Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 50 miles from its then current location, or (iii) Executive is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive.
      Before Executive may terminate Executive's employment for Good Reason, Executive must notify the Company in writing of Executive's intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.
      5. Confidential Information. Executive acknowledges and agrees that Executive has been exposed to and will likely continue to be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.
      Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company or at any time thereafter, Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:
           a. of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;
           b. of a business nature such as, but not limited to, information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses, business processes, business and marketing plans and activities, and employee personnel records;
           c. pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.
      All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.
      6.   Covenant Not to Compete.
           During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or shareholder thereof, or (c) hire directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or (d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of the Employment Agreement and this Agreement, "Non-Compete Period" shall mean the period during which Executive is receiving severance payments pursuant to Section 5 of the Employment Agreement, as amended, or Section 2 of this Agreement, whichever is appropriate.
      Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive has been and will be furnishing the Company, and because of the Confidential Information that has been acquired by Executive or will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.
      In connection with the foregoing provisions of this Section 6, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.
      If Executive in any way breaches the obligations specified in this Section 6, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.
      If the geographic or time restriction contained in this Section 6 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 6 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.

     7. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 5 and 6 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach. Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages.
      8. Right to Employment. Nothing contained herein shall confer upon Executive any right to be continued in the employment of the Company or interfere in any way with the right of the Company to terminate Executive's employment at any time for any reason. Executive hereby acknowledges that Executive is and will remain an Executive-at-will of the Company, terminable with or without Cause.
      9. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery services, addressed to the parties hereto at the following addresses:
      To Executive:                       To IEC Electronics Corp.:
      David W. Fradin                     IEC Electronics Corp.
      513 West Maple Avenue               105 Norton Street
      Newark, NY  14513                   P.O. Box 271
                                          Newark, NY  14513
                                          Attn:  Chief Executive Officer
                                          FAX:  (315) 331-0454

or at such other address and number as either party shall have previously designated by written notice given to the other party in the manner hereinabove set forth. Notice shall be deemed given when received, if sent by telegram, telex, telecopy or similar facsimile means (confirmation of such receipt by confirmed facsimile transmission being deemed receipt of communications sent by telex, telecopy or other facsimile means); and when delivered and receipted for (or upon the date of attempted delivery where delivery is refused), if hand-delivered, sent by express courier or delivery services, or sent by certified or registered mail, return receipt requested.
      10. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.
      11. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.
      12. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including without limitation New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.
      13. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.
      14. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns.
      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                              IEC Electronics Corp.

                               By: /s/Russell E. Stingel
                                      Russell E. Stingel
                               Its:  Chief Executive Officer
                               EXECUTIVE:
                                 /s/David W. Fradin
                                 David W. Fradin

                                 EXHIBIT 10.18

                    AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT,
                      RESTATEMENT OF NON-COMPETE AGREEMENT
                                       AND
                           CHANGE-IN-CONTROL AGREEMENT


      AGREEMENT, dated as of May 1, 1998, by and between IEC Electronics Corp., a Delaware corporation (the "Company"), and Diana R. Kurty, Vice President, Finance, Chief Financial Officer and Treasurer of the Company (the "Executive").
      WHEREAS, the Company and Executive entered into an Employment Agreement dated as of September 5, 1997 (the "Employment Agreement"), a copy of which is appended hereto as Attachment A; and
      WHEREAS, the Company and Executive entered into a Confidentiality and Non-Compete Agreement (the "Non-Compete Agreement"), a copy of which is appended as Exhibit A to the Employment Agreement; and
      WHEREAS, in order to enhance Executive's continued service to the Company in an effective manner without distraction by reason of the possibility of a change in control of the Company and in order to assure both the Company and the Executive of continuity of management in the event of any actual or threatened change in control of the Company, the Company wishes to provide in this agreement for severance benefits to the Executive in the event of change in control of the Company; and
      WHEREAS, the parties accordingly desire to amend in certain respects the Employment Agreement and to amend in certain respects and restate in its entirety the Non-Compete Agreement.
      NOW, THEREFORE, in consideration of the premises and of Executive agreeing to continue to serve as an employee of the Company, the parties hereto agree as follows:
      1.   Amendment of Employment Agreement and Restatement of
Non-Compete Agreement.
           a. Section 4 of the Employment Agreement, "Severance", is hereby amended to read as follows:
              "4. Severance Prior to a Change-in-Control. In the event of the termination of your employment (a) by IEC for any reason other than Cause (as hereinafter defined), death, disability or Change-in-Control (as defined in the Change-in-Control Agreement dated as of May 1, 1998) or (b) by you for Good Reason (as hereinafter defined) prior to a Change-in-Control, IEC will pay you for a period of six months following such termination an amount equal to your Base Salary at the annual rate then in effect. Such amount shall be payable bi-weekly. In addition, during such six-month period unless you accept other full-time employment, IEC will provide you with such benefits, if any, as may be applicable pursuant to IEC's Policy Manual. All payments made to you hereunder will be subject to all applicable employment and withholding taxes."

           b. The Non-Compete Agreement is amended and restated in its entirety in Sections 5, 6 and 7 of this Agreement.
      2. Severance Payment following a Change-in-Control. In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of three years following such termination an aggregate amount equal to the product of the sum of (x) Executive's salary at the annual rate then in effect and (y) the average annual bonus paid to Executive under the Company's current Incentive Plan or any successor plan in the three full fiscal years preceding termination multiplied by 2.9. Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.
     3. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 2 of this Agreement (the "Severance Benefits") shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.

      4.   Certain Definitions.
           a. Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule 13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, as "Current Director" shall mean any member of the Board of Directors elected at or continuing in office after, the 1998 Annual Meeting of Stockholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or
(iii) on the date of approval of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of approval of the sale or other disposition of all or substantially all the assets of the Company.
           b. Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if: (i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Chief Executive Officer, the Chief Operating Officer or the Board of Directors, (ii) Executive has been grossly negligent in connection with the performance of Executive's duties, (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company, (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement or in any employment, confidentiality and/or non-competition agreement between the Company and Executive.
      Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
           c. Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i) Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 30 miles from its then current location, or (iii) Executive is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive, or (iv) a reasonable determination by Executive that, as a result of a Change-in-Control and a change in circumstances significantly affecting Executive's position, Executive is unable to exercise the authority, powers, functions or duties attached to Executive's position.
      Before Executive may terminate Executive's employment for Good Reason, Executive must notify the Company in writing of Executive's intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.
      5. Confidential Information. Executive acknowledges and agrees that Executive has been exposed to and will likely continue to be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.
      Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company or at any time thereafter,

Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:
           a. of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;
           b. of a business nature such as, but not limited to, information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses, business processes, business and marketing plans and activities, and employee personnel records;
           c. pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.
      All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.
      6.   Covenant Not to Compete.
           During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or shareholder thereof, or (c) hire directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or (d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of the Employment Agreement and this Agreement, "Non-Compete Period" shall mean the period during which Executive is receiving severance payments pursuant to Section 4 of the Employment Agreement, as amended, or Section 2 of this Agreement, whichever is appropriate.
      Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive has been and will be furnishing the Company, and because of the Confidential Information that has been acquired by Executive or will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.
      In connection with the foregoing provisions of this Section 6, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.
      If Executive in any way breaches the obligations specified in this Section 6, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.
      If the geographic or time restriction contained in this Section 6 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 6 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.

      7. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 5 and 6 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach. Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages.
      8. Right to Employment. Nothing contained herein shall confer upon Executive any right to be continued in the employment of the Company or interfere in any way with the right of the Company to terminate Executive's employment at any time for any reason. Executive hereby acknowledges that Executive is and will remain an Executive-at-will of the Company, terminable with or without Cause.
      9. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery services, addressed to the parties hereto at the following addresses:
      To Executive:                       To IEC Electronics Corp.:
      Diana R. Kurty                IEC Electronics Corp.
      57 Cambric Circle                   105 Norton Street
      Pittsford, NY  14534                P.O. Box 271
                                          Newark, NY  14513
                                          Attn:  Chief Executive Officer
                                          FAX:  (315) 331-0454

or at such other address and number as either party shall have previously designated by written notice given to the other party in the manner hereinabove set forth. Notice shall be deemed given when received, if sent by telegram, telex, telecopy or similar facsimile means (confirmation of such receipt by confirmed facsimile transmission being deemed receipt of communications sent by telex, telecopy or other facsimile means); and when delivered and receipted for (or upon the date of attempted delivery where delivery is refused), if hand-delivered, sent by express courier or delivery services, or sent by certified or registered mail, return receipt requested.
      10. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.
      11. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.
      12. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including without limitation New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.
      13. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.
      14. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns.
      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                               IEC Electronics Corp.
                                       By:/s/Russell E. Stingel
                                        Russell E. Stingel
                                        Its:  Chief Executive Officer
                                       EXECUTIVE
                                        /s/Diana R.Kurty
                                        Diana R. Kurty

                                 EXHIBIT 10.19

                           CHANGE-IN-CONTROL AGREEMENT


      AGREEMENT, dated as of May 1, 1998, by and between IEC Electronics
Corp., a Delaware corporation (the "Company"), and             ,
 of the Company (the "Executive").                ------------- ---------------
      WHEREAS, in order to enhance Executive's continued service to the Company in an effective manner without distraction by reason of the possibility of a change in control of the Company and in order to assure both the Company and the Executive of continuity of management in the event of any actual or threatened change in control of the Company, the Company wishes to provide in this agreement for severance benefits to the Executive in the event of change in control of the Company.
      NOW, THEREFORE, in consideration of the premises and of Executive agreeing to continue to serve as an employee of the Company, the parties hereto agree as follows:
      1. Severance Payment. In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of eighteen (18) months following such termination an aggregate amount equal to the sum of (x) Executive's salary at the annual rate then in effect and (y) the average annual bonus paid to Executive under the Company's current Incentive Plan or any successor plan in the three full fiscal years preceding termination. Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of 18 months. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.
      2. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 1 of this Agreement (the "Severance Benefits") shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.
      3.   Certain Definitions.
           (a) Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule 13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, as "Current Director" shall mean any member of the Board of Directors elected at or continuing in office after, the 1998 Annual Meeting of Stockholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or
(iii) on the date of approval of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of approval of the sale or other disposition of all or substantially all the assets of the Company.

          (b) Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if: (i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Chief Executive Officer, the President or the Board of Directors, (ii) Executive has been grossly negligent in connection with the performance of Executive's duties, (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company, (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement or in any employment, confidentiality and/or non-competition agreement between the Company and Executive.
      Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
           (c) Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i) Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 50 miles from its then current location, or (iii) Executive is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive.
      Before Executive may terminate Executive's employment for Good Reason, Executive must notify the Company in writing of Executive's intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.
      4. Confidential Information. Executive acknowledges and agrees that Executive has been exposed to and will likely continue to be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.
      Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company or at any time thereafter, Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:
           (a) of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, inventions, computer programs, and similar items;
           (b) of a business nature such as, but not limited to, information about sales or lists of customers, prices, costs, purchasing, profits, markets, product strengths and weaknesses, business processes, business and marketing plans and activities, and employee personnel records;
           (c) pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.
      All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.
      5.   Covenant Not to Compete.
           During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or shareholder thereof, or (c) hire directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or (d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of this Agreement, "Non-Compete Period" shall mean the period during which Executive is receiving severance payments and benefits pursuant to Section 1 hereof.
      Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive has been and will be furnishing the Company, and because of the Confidential Information that has been acquired by Executive or will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.
      In connection with the foregoing provisions of this Section 5, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.
      If Executive in any way breaches the obligations specified in this Section 5, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.
      If the geographic or time restriction contained in this Section 5 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 5 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.
      6. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 4 and 5 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach. Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages.
      7. Right to Employment. Nothing contained herein shall confer upon Executive any right to be continued in the employment of the Company or interfere in any way with the right of the Company to terminate Executive's employment at any time for any reason. Executive hereby acknowledges that Executive is and will remain an Executive-at-will of the Company, terminable with or without Cause.
      8. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery services, addressed to the parties hereto at the following addresses:
      To Executive:                       To IEC Electronics Corp.:
                                             IEC Electronics Corp.
                                             105 Norton Street
                                             P.O. Box 271
                                             Newark, NY  14513
                                             Attn:  Chief Executive Officer
                                             FAX:  (315) 331-0454

or at such other address and number as either party shall have previously designated by written notice given to the other party in the manner hereinabove set forth. Notice shall be deemed given when received, if sent by telegram, telex, telecopy or similar facsimile means (confirmation of such receipt by confirmed facsimile transmission being deemed receipt of communications sent by telex, telecopy or other facsimile means); and when delivered and receipted for (or upon the date of attempted delivery where delivery is refused), if hand-delivered, sent by express courier or delivery services, or sent by certified or registered mail, return receipt requested.

      9. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.
      10. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.
      11. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including without limitation New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.
      12. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.
      13. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns.
      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                              IEC Electronics Corp.

                               By: /s/Russell E. Stingel
                                     Russell E. Stingel
                               Its: Chief Executive Officer
                               EXECUTIVE

                                 EXHIBIT 10.20

                                  November 12, 1998


Joe Schadeberg
240 Hamlin Ave.
East Aurora, New York  14052


    RE: Separation Agreement

Dear Joe:

    Although IEC has no standard formal or informal plan for any severance payments, it is our intent to provide you with a fair separation package. Therefore, the separation package which IEC is offering to you as set forth in this letter is in consideration for your agreement to release IEC from any and all claims related to your employment.

1. GENERAL. Your employment will be terminated November 12, 1998 ("Employment Termination Date"). The intent of this letter is to mutually, amicably and finally resolve all issues and claims surrounding the employment relationship between you and IEC, and the termination of that relationship.

2.  SEVERANCE PACKAGE.

    A. SEPARATION PAY. In exchange for the general release of all claims as described below, IEC agrees to pay you severance in the amount of $2115.39 per week (your current earnings) until the pay period ending August 13, 1999, less applicable deductions for Federal and state income tax withholdings, FICA, and Medicare Tax. IEC will include the above amounts in the Form W-2 Wage and Tax Statement which it will issue to you for the
           1998  and  1999  calendar  years.   Notwithstanding  the
           first  sentence  of  this  paragraph,   if  you  receive
           compensation from any source, either directly or indirectly, for services performed by you any time between May 14, 1999 and August 13, 1999, all such compensation shall be offset against the severance amounts due from IEC hereunder, and you agree to provide IEC with a monthly report of any and all such compensation.

    B. BENEFITS CONTINUATION. In addition, if you elect COBRA continuation coverage, IEC shall pay for such coverage, with standard IEC contributions and employee co-payments during the period you are receiving separation pay, or until you become eligible for medical and dental benefits through another employer. You agree to promptly notify IEC when you become eligible for medical benefits through another employer.

    C. STOCK OPTIONS. You were granted incentive stock options on July 19, 1995 for 15,000 shares of IEC stock at an exercise price of $8.625 and on October 31, 1996 for 5,000 shares of IEC stock at an exercise price of $6.25. Such options have not fully vested. To the extent they are vested, they will expire three months after the Employment Termination Date. As further consideration for your resignation and release, the Board of Directors of IEC would cause all unvested options to immediately vest and would allow you to exercise any or all such options as well as any and all previously vested options at their set option prices anytime on or before November 12, 2000 , at which time all such options, to the extent not exercised, shall expire. However, as the result of extending the period in which you may exercise the options, you should be aware that your incentive stock options will become non-qualified stock options. There is no income recognition on the exercise of incentive stock options but, on the exercise of a non-qualified stock option, you would have to recognize as taxable income in the year of exercise an amount equal to the difference between the fair market value of IEC stock on the date of exercise and the exercise price you pay. We recommend that you consult your financial advisor regarding the stock options.

     D. ADDITIONAL OBLIGATIONS AND EXPECTATIONS. You agree that the payments and benefits described above are in lieu of and discharge any obligations of IEC to you for compensation, incentive, or performance payments, or
           any  other   expectation  or  form  of  remuneration  or
           benefit to which you may be entitled except for any unpaid wages due for work performed during the last pay period, and any unused earned vacation. All other
           employment   benefits  will  be  terminated  as  of  the
           Employment   Termination   Date.  You  agree  that  this
           separation package represents additional consideration being granted to you in exchange for your waiver of rights.

3. COVENANTS. You agree not to disparage IEC in any manner and not to disclose any confidential information or trade secretes which you learned while employed by IEC. You further represent and agree that, unless otherwise required by law, you will keep the terms, amount and facts of this agreement completely confidential, and that you will not hereafter disclose any information concerning this agreement to anyone other than your immediate family and professional representatives who will be informed of and bound by this confidentiality clause. You understand and agree that monetary damages would be insufficient to compensate IEC fully for its losses in the event that you violate the covenants herein. In addition to seeking monetary damages, IEC therefore shall be entitled to enjoin you from continuing to violate these covenants, and you shall not raise a defense to any action or proceeding for any injunction the claim that IEC would be adequately compensated by monetary damages.

4. RELEASE. You agree that the terms set forth in this letter agreement are in full satisfaction of all obligations IEC may have to you. You agree irrevocably and unconditionally to release IEC and any related companies, their affiliates, predecessors, and successors, and all of their officers, directors, employees, stockholders, agents, representatives, assigns, insurers, and employee benefit programs and the trustees, administrators, fiduciaries, and insurers of such programs from any and all claims, demands, and liabilities whatsoever you may have, or claim to have, arising out of any act or omission which occurred prior to the date you sign this agreement. This includes a release of any rights or claims you may have under Title VII of the Civil Rights Act of 1964, the Equal Pay Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, the New York State Human Rights Law, or any other federal, state, or local laws or regulations which prohibit employment discrimination, restrict any employer's right to terminate employees, or otherwise regulate employment. This also includes a release by you of any claims for breach of contract, wrongful discharge, and all claims for alleged physical or personal injury, emotional distress relating to or arising our of your employment with IEC or the termination of that employment, and all claims under the Employee Retirement Income Security Act. In return for this severance package being accorded to you under this agreement, it is your intent to provide to IEC the broadest release of claims and liabilities that may be provided by law. This agreement shall not be construed as an admission by IEC that it has acted wrongfully with respect to you.

5. REMEDIES. You promise never to file a lawsuit or other complaint or charge asserting any claims that are released above. If you break this promise by filing a lawsuit or other complaint or charge based on claims that you have released, you agree to pay the reasonable attorney's fees and all other costs incurred in defending against your claim. In addition, if you break a promise or violate any terms of this agreement, you shall forfeit all right to further benefits under this agreement, and you must repay all benefits previously received, upon IEC's demand.

6. ACKNOWLEDGMENT. YOU ACKNOWLEDGE AND AGREE THAT YOU HAVE BEEN ADVISED TO SEEK THE ADVICE OF LEGAL COUNSEL BEFORE EXECUTING THIS AGREEMENT, AND YOU HAVE IN FACT CONSULTED A PRIVATE ATTORNEY OF YOUR OWN CHOOSING TO REVIEW THIS AGREEMENT, AND YOU HAVE HAD THE OPPORTUNITY TO THOROUGHLY DISCUSS ALL ASPECTS OF THIS AGREEMENT PRIOR TO EXECUTION THEREOF TO THE EXTENT THAT YOU CONSIDER APPROPRIATE. YOU ACKNOWLEDGE THAT YOU FULLY UNDERSTAND THE TERMS OF THIS AGREEMENT, AND THAT YOU HAVE ENTERED INTO THIS AGREEMENT KNOWINGLY, VOLUNTARILY, AND WITHOUT THREAT OR DURESS. YOU FURTHER ACKNOWLEDGE THAT IEC HAS ADVISED YOU THAT YOU HAVE TWENTY-ONE (21) DAYS TO CONSIDER THE TERMS OF THIS AGREEMENT, AND THAT YOU UNDERSTAND THAT YOU MAY REVOKE THIS AGREEMENT IN WRITING WITHIN SEVEN (7) DAYS FROM THE DATE THAT YOU SIGN IT, AND THAT THE RELEASE WILL NOT BE EFFECTIVE UNTIL THE EXPIRATION OF THE SEVEN DAY PERIOD.

7. MISCELLANEOUS. This letter agreement is the entire agreement between you and IEC with respect to your ceasing employment with IEC. You are not relying on any other written or oral agreements or representations that are not fully expressed in this agreement. If any provision of this Agreement is invalid or unenforceable, the remaining provisions shall, to the extent possible, be enforced, taking into account the purposes and spirit of this Agreement. To the extent any provision is held invalid or unenforceable for being too broad or extensive, it is the intention of the parties that the court enforce such provision to the limits of proper scope or breadth. This Agreement shall be governed and construed in accordance with the laws of the State of New York.

PLEASE READ THIS AGREEMENT CAREFULLY, AS IT CONTAINS A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.

                                  Very truly yours,

                                IEC Electronics Corp.

                                /s/David W. Fradin
                                -------------------
                                 David W. Fradin
                        President and Chief Operating Officer

I hereby accept and agree to the foregoing terms and conditions for my termination of employment with IEC.

Dated:Dec 4, 1998
      -----------          /s/Joseph Schadeberg
                           ------------------------------
                                  Joseph Schadeberg

                                    ADDENDUM

                             IEC Electronics Corp.
                               105 Norton Street
                                Newark, NY 12413


                                                            David W. Fradin, PhD
                                             President & Chief Operating Officer


TO:       Joe Schadeberg
Subject:  Separation Agreement
Date:     1 December 98

Joe-

The following items are additions to your separation agreement:

1. Outplacement Assistance. IEC will pay for professional outplacement services up to a maximum amount of $4,500 (which is equivalent to 6 months at $750 per month.) You need to supply us with itemized invoices, and we will then reimburse you.

2. Medical Insurance. You will receive coverage under the IEC medical plan in which you are currently enrolled for the full severance period (a minimum of 6 and a maximum of 9 months.) While you are receiving severance, the cost to you for this coverage will be the same as you were paying prior to separation. After the severance period, you can elect COBRA conversion.

3. Moving Expenses. IEC will reimburse you for the following items: (1)storage charge of $27.50 and (2) U-Haul charge of $229.96. Please submit itemized invoices for these items.

4. Reason for Separation. As we discussed, due to current business conditions for the company, IEC has eliminated your your position. This is reason is the basis for your separation.

          /s/David W. Fradin
          -------------------
             David W. Fradin

          /s/Joseph B. Schadeberg 12-4-98
          -----------------------
             Joseph B. Schadeberg

                                 EXHIBIT 10.22

                                  June 1, 1998
                                   Admendment
                                       to
              IEC Electronics Corporation Savings and Security Plan


The IEC Electronics Corporation Savings and Security Plan, maintained through adoption of the Connecticut General Life Insurance Company Defined Contribution Prototype Profit Sharing/Thrift Plan with 401(k) Feature, Basic Plan
Document 03, by execution of a Non-Standardized Adoption Agreement Number 011-03 effective October 1, 1985, is hereby amended as follows:

1. Effective June 1, 1998, the Adoption Agreement is amended by replacing current pages 10, 13, 15, and 18 with revised pages 10, 13, 15, and 18 dated June 1, 1998, as attached to and made part of this Admendment.

Note: The Employer must execute the Admendment is provided below. The Plan Adminstrator (if different than the Employer) and the Trustee(s) must sign the second page of the Admendment as indicated to show acceptance. This Admentment must be accepted by Connecticut General Life Insurance Company as PLan Sponsor.


EXECUTED at Newark, NY,  this 15th day of July
           ------------       --         -----



Witness:/s/Michael J. McCarthy   By:Diana R. Kurty
                                Title:Vice President
                                      and Chief Financial Officer

June 1, 1998 Admendment to
IEC Electronics Corporation Savings and Security Plan


Accepted this 15 day of July, 1998
             ----       ----

Witness:                           By: /s/Diana R. Kurty, CFO
        -------------------------      ----------------------
                                       Plan Administrator

ACCEPTED this    day of       , 19
             ---       -------    --

Witness:                           By:
        -------------------------      ----------------------
                                       Trustee

Witness:                           By:
        -------------------------      ----------------------
                                       Trustee

Witness:                           By:
        -------------------------      ----------------------
                                       Trustee

ACCEPTED this 15 day of July, 1998

                                      CONNECTICUT GENERAL LIFE INSURANCE COMPANY

                                            By: B. Oliver
                                               ---------------------------------
                                               Authorized Represenative


CAUTION: You should very carefully examine the elections that you have made in the revised pages of the Adoption Agreement as attached to this Amendment and discuss them with your legal counsel. Failure to properly fill out the Adoption Agreement may result in disqualification of your plan. Neither Connecticut General Life Insurance Company nor any of its employees can provide you with legal advice or counsel in connection with the execution of this document.

Plan Document          VII. ELIGIBILITY REQUIREMENTS
Section
--------------------------------------------------------------------------------
Check or fill out appropriate requirements for each type of contribution in the Plan
--------------------------------------------------------------------------------
2A.5(a), 2B.1  A. Eligibility Requirements


               1. If Employee is a Partnership or Sole Proprietorship:
                  Self-Employed Individuals are eligible to participate in the Plan.

                                X Yes     No

               2. Immediate Paricipation.

                    No age or sevice requirement.
                        Elective Deferral Contributions
                        Matching Contributions
                        Nonelective Contributions
                        Employee Contributions

               3. Service Requirements

                   Not to exceed 1 year if graded vesting. not to exceed 2 years if 100% immediate vesting. Not to exceed 1/2 year if graded vesting or 1 1/2 years if 100% immediate vesting if Annual Entry date is chosen in Section VIII
                  "Entry Date." Not to exceed 1 year for Elective Deferral
                   Contributions

                    Elective Deferral Contributions:  (indicate Number of years)
                    Matching Contributions:           (indicate Number of years)
                    Nonelective Contributions:        (indicate Number of years)
                    Employee Contributions:           (indicate Number of years)

                 Fill in the blank(s) above with the amount of service required. Any service requirement not in units of whole years requires service eligibility to be determined based on elasped time
                 (See Section VI.A.1.a)

               4. Age Requirement

                    Not greater than 21 years. If the annual entry date is chosen in Section VIII "Entry Date." not greater than 20 1/2 years.

                     Elective Deferral Contributions: 18  (indicate minimum age)
                     Matching Contributions:          18  (indicate minimum age)
                     Nonelective Contributions:           (indicate minimum age)
                     Employee Contributions:              (indicate minimum age)

              5. Employees who were employed on or before the initial Effective
                 Date of the Admendment and restatement of the Plan, as indicated on page 2, shall/shall not be immediately eligible without regard to an Age and/or service requirements specified in 2 or 3 above

                           X Shall   Shall Not

Plan Document          VII. ELIGIBILITY REQUIREMENTS
Section
--------------------------------------------------------------------------------
              3. Employees covered by the following designed qualified employee benefit plans:

               --------------------------------------

               --------------------------------------

                     Elective Deferral Contributions
                     Matching Contributions:
                     Nonelective Contributions:
                     Employee Contributions:


1.15          E. The Plan covers Employees whose conditions of employment are mandated under the Davis-Bacon Act.

                           Yes   X No

--------------------------------------------------------------------------------
Plan Document          VII. ELIGIBILITY REQUIREMENTS
Section
--------------------------------------------------------------------------------
     Check the appropriate requirements for Entry Date
--------------------------------------------------------------------------------
1.25          A. Immediately.

                         X Elective Deferral Contributions
                         X Matching Contributions
                           Noelective Contributions
                           Employee Contributions

1.25          B. The first day of the month.

                           Elective Deferral Contributions
                           Matching Contributions
                           Noelective Contributions
                           Employee Contributions

1.25          C. Quarterly (that is, three months apart) on each:

                           (MM/DD)      ,or(MM/DD)    or
                           (MM/DD)      ,or(MM/DD)

                    Fill in Dates.

                           Elective Deferral Contributions
                           Matching Contributions
                           Noelective Contributions
                           Employee Contribution

Plan Document          VII. ELIGIBILITY REQUIREMENTS
Section
--------------------------------------------------------------------------------

1.76          A. Vesting Percentage

                 The Vesting Schedule, based on the number of Years or Periods of Service, shall be indicated below. Indicate the number of vesting schedule that applies to any Noelective Contribution, Matching Contributions, and Prior Employer Contributions. The vesting schedules are depicted in 1 through 8, below.

                  Noelective Contributions are subject to vesting schedule

                  Matching Contributions are subject to vesting schedule 1

                  Prior Employer Contributions are subject to vesting schedule

                1. Immediately = 100%

                2. 0-3 Years   = 0%
                   3 Years     = 100%

                3. 1 Year      = 20%
                   2 Year      = 40%
                   3 Year      = 60%
                   4 Year      = 80%
                   5 Year      = 100%

               4. 0-3 Years   = 0%
                  3 Years     = 20%
                  4 Year      = 40%
                  5 Year      = 60%
                  6 Year      = 80%
                  7 Year      = 100%

               5. 0-2 Years   = 0%
                  2 Years     = 20%
                  3 Year      = 40%
                  4 Year      = 60%
                  5 Year      = 80%
                  6 Year      = 100%

               6. 0-5 Years   = 0%
                  5 Years     = 100%

               7.  1 Year      = 25%
                   2 Year      = 50%
                   3 Year      = 75%
                   4 Year      = 100%

Plan Document          X. CONTRIBUTIONS
Section
--------------------------------------------------------------------------------
2C.1(k)(1)     A. Elective Deferral Contribution

               1. Availability/Amount

                      Not Available under the Plan
                    X Available under the Plan (complete the following)

                    Each participant MAY elect to have his Compensation actually paid during the Plan year reduced by :

                       a.           %
                         -----------
                       b.up to           %
                              -----------
                     X c. from 1% to 15%

                       d. up to the maximum percentage allowable, not to exceed
                          the limits of Code sections 402(g) and 415.

                    Lump sum amounts and/or cash bonues must be subject to the salary deferral unless the definition of compensation in
                    Section IV.A.9 has been elected and these almounts have been specifically excluded from that compensation definition. Lump sum amounts and cash bonuses are deferred upon and tested in the Plan Year in which paid.

               2. A participant may change the amount of Elective Deferral
                  Contribution the participant makes to the Plan. (complete a and b):

                    X a. 52 per calender year (may not be less frequent than
                         once)
                    X b. As of the following date(s) (MM/DD):

                           any payroll period

                                EXHIBIT 10.23

                           IEC ELECTRONICS CORP.

                           Director Compensation Plan


Article I  Purpose of the Plan

1.1 Purpose of Plan. IEC Electronics Corp. (the "Company") adopts the IEC Electronics Corp. Compensation Plan for Non-Employee Directors (the "Plan") to provide for payment either in cash or in shares of the Company's Common Stock, $.01 par value ("Stock"), of the compensation paid for the services of members of the Board of directors of the Company who are not employees of the Company or any of its affiliates or subsidiaries ("Non-Employee Directors"). The Plan also allows the Non-Employee Directors to defer all or a portion of the compensation for their service as directors. The Plan is intended to provide Non-Employee Directors with a larger equity interest in the Company, to enhance the identity of interests between Non-Employee Directors and the shareholders of the Company, and to assist the Company in attracting and retaining well-qualified individuals to serve as Non-Employee Directors.

Article II Eligibility and Participation

2.1 Eligibility and Participation. Only Non-Employee Directors shall be eligible to participate in the Plan. An eligible Plan participant may be referred to herein as "Participant".

Article III     Director Compensation Elections

3.1 Compensation Payable in Cash or Stock. Each Non-Employee Director may elect to have fees for attendance at meetings of the Company's Board of Directors and/or committees thereof (determined without regard to the Plan) ("Meeting Fees") and any other compensation paid to him or her for services as a director (determined without regard to the Plan) ("Other Compensation") payable in cash or in Stock.

3.2 Deferral of Compensation. Each Non-Employee Director may elect to defer receipt of all or a specified portion of the Meeting Fees or Other Compensation otherwise payable to him or her. If the amount to be deferred would have been payable in cash pursuant to Section 3.1, the Company will credit a Deferral Account maintained for the Non-Employee Director as provided in this Plan with an amount that would otherwise have been payable to the Non-Employee Director in cash. If the amount to be deferred would have been payable in Stock pursuant to
Section 3.1, the Company will credit units ("Stock Units") to a Unit Account maintained for the Non-Employee Director as provided in this Plan.

For purposes of the Plan, Deferral Account means an account maintained in a ledger for a Non-Employee Director to which cash equivalent amounts allocable to the Non-Employee Director under this Plan are credited and a Unit Account means the account maintained in a ledger for a Non-Employee Director to which Stock Units allocable to the Non-Employee Director under this Plan are credited. A Stock Unit means a credit in a Non-Employee Director Unit Account representing one share of Stock.

3.3 Elections. An election under Sections 3.1 and 3.2 must be made in writing and delivered to the Company prior to the start of the calendar year in which the Meeting Fees or Other Compensation would otherwise be paid (but for the deferral election) and such election will be irrevocable for the affected calendar year (the "Affected Year"). To participate in the Plan during the calendar year in which the Plan becomes effective, the Non-Employee Director must make an election under Sections 3.1 and 3.2 for services to be performed subsequent to the election within 30 days after the Effective Date (as defined in Section 9.1) and such election will be irrevocable for the remainder of the Affected Year. To participate in the Plan during the first calendar year in which a Non-Employee Director becomes eligible to participate in the Plan, the new Non-Employee Director must make an election under Sections 3.1 and 3.2 for services to be performed subsequent to the election within 30 days after the date he or she becomes eligible and such election will be irrevocable for the remainder of the Affected Year. Each election shall remain in effect until revoked in writing, and any such revocation shall become effective no earlier than the first day of the first calendar year commencing after such revocation is received by the Company. If a Non-Employee Director does not file an election form by the specified date, he or she will be deemed to have elected to receive all of the Meeting Fees and Other Compensation in cash.

3.4 Payment in Stock. If a Non-Employee Director elects to receive Stock in payment of all or part of his or her Meeting Fees and Other Compensation, the number of shares of Stock to be issued on the date that payment would otherwise have been made in cash shall equal the cash amount that would have been paid divided by the Fair Market Value of one share of Stock on the date on which such cash amount would have been paid.

For purposes of the Plan, the Fair Market Value of Stock on any business day means (a) if the primary market for the Stock is a national securities exchange, the Nasdaq National Market, or other market quotation system in which last sale transactions are reported on a contemporaneous basis, the last reported sale price of the Stock on such exchange or in such quotation system for that day or, if there shall not have been a sale on such exchange or reported through such system on such trading day, the closing or last bid quotation therefor on such exchange or quotation system on such trading day; (b) if the primary market for the Stock is not such an exchange or quotation market in which transactions are contemporaneously reported, the closing or last bid quotation in the over-the-counter market on such trading day as reported by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotations, or its successor, or such other generally accepted source of publicly reported bid quotations as the Company may reasonably designate. To the extent that the application of any formula described in this Section 3.4 does not result in a whole number of shares of Stock, the result shall be rounded upwards to the next whole number such that no fractional shares of Stock shall be issued under the Plan.

3.5 Crediting Cash to a Deferral Account. If a Non-Employee Director defers receipt of any portion of the Meeting Fees or Other Compensation by having an amount credited to a Deferral Account, then on each date that payment would have been made in cash, the Company will credit to the Non-Employee Director's Deferral Account an amount equal to the dollar amount of the Meeting Fees or Other Compensation deferred. On the last day of each calendar year the Company will also credit the Deferral Account with interest, calculated at the Interest Rate, on the aggregate amount credited to the Deferral Account.

For purposes of the Plan "Interest Rate" means the annual rate at which interest is deemed to accrue on the amounts credited in a Deferral Account for a Non-Employee Director. The annual rate shall be the average interest rate paid by the Company during the year to its senior lender.

3.6 Deferral Account Fully Vested. All sums credited to a Deferral Account shall at all times be fully vested.

3.7 Crediting Stock Units to Unit Accounts. If a Non-Employee Director defers receipt of any portion of Meeting Fees or Other Compensation by having Stock Units credited to a Unit Account, then on each date that payment would have been made in cash, the Company will credit to the Non-Employee Director's Unit Account a certain number of Stock Units. The number of Stock Units credited to a Unit Account with respect to any Non-Employee Director shall equal the amount deferred divided by the Fair Market Value of one share of Stock on the date on which such cash amount would have been paid but for the deferral election pursuant to Section 3.3.

3.8 Fully Vested Stock Units. All Stock Units credited to a Participant's Unit Account pursuant to this Article III shall be at all times fully vested and nonforfeitable.

3.9 Distribution of the Amounts in a Deferral Account. After the Distribution Date, as hereinafter defined, for a Non-Employee Director, the Company will pay the Non-Employee Director cash equal to the amount with which the Non-Employee Director's Deferral Account is credited. The Non-Employee Director may elect to receive all of the cash at one time or in any number of installments up to 10 annual installments as described below. If the Non-Employee Director has elected to receive all of the cash at one time, the Company will pay the cash to the Non-Employee Director as soon as practicable after the Distribution Date.

If the Non-Employee Director has elected to be paid the cash in installments, a pro rata portion of the amount credited to the Deferral Account on the Distribution Date will be paid in each installment, along with the additional amount credited to the Deferral Account as interest since the last installment was paid. The Company will pay to the Non-Employee Director the cash to be paid in the first installment as soon as practicable after the Distribution Date. The remaining installments of cash shall be paid on or about each anniversary of the Director's Distribution Date.

For purposes of this Plan, the "Distribution Date" means any date subsequent to the Affected Year specified by a Non-Employee Director on an election form filed pursuant to Section 3.3 and, in any case, the date on which a Non-Employee Director (i) ceases to be a director of the Company or (ii) becomes employed by the Company or an affiliate, or (iii) dies.

3.10 Distribution of the Amounts in a Unit Account. After the Distribution Date for a Non-Employee Director, the Company will issue to the Non-Employee Director a certificate for that number of shares equal to the number of Units with which the Non-Employee Director's Unit Account is credited. The Non-Employee Director may elect to receive all of the shares of Stock at one time or in up to 10 annual installments as described below. If the Non-Employee Director has elected to receive all of the shares of Stock at one time, the Company will issue the shares of Stock as soon as practicable after the Distribution Date.

If the Non-Employee Director has elected to receive the shares of Stock in installments, a pro rata number of shares of Stock will be issued for each installment plus additional shares of Stock equal to the Units credited to the Unit Account respecting dividends paid on the Stock since the last installment was made. The Company will issue the first installment of shares of Stock as soon as practicable after the Non-Employee Director's Distribution Date. The remaining installments of shares of Stock will be issued on or about each anniversary of the Non-Employee Director's Distribution Date.

3.11 Conversion of Accounts. At any time prior to the Distribution Date, a Non-Employee Director who has a Deferral Account may convert all or any portion of the Deferral Account into Units credited to a Unit Account. The number of Units to be credited to the Non-Employee Director's Unit Account upon the conversion shall equal (1) the amount credited to the Non-Employee Director's Deferral Account so converted divided by (2) the Fair Market Value on the date of the Non-Employee Director's election to convert.

At any time prior to the Distribution Date, a Non-Employee Director who has a Unit Account may convert all or any portion of the Unit Account into a Deferral Account. The cash amount to be credited to the Non-Employee Director's Deferral Account upon the conversion shall equal (1) the number of Units credited to his or her Unit Account so converted multiplied by (2) the Fair Market Value on the date of the Non-Employee Director's election to convert.

Any election to convert must be made on a form prescribed by the Company and filed with its Secretary. The conversion of a Unit Account or a Deferral Account shall be deemed to occur on the date of the Director's election.

Article IV - Stock

4.1 Authorized Stock. The aggregate number of shares of Stock that may be issued under the Plan shall not exceed 50,000 shares, unless such number of shares is adjusted as provided in Article V of the Plan. Such shares of Stock may be authorized but unissued shares, treasury shares or shares acquired in the open market for the account of the Participant.

4.2 Fractional Shares. No fractional shares of Stock shall be issued under the Plan under any circumstances.

Article V - Adjustment upon Changes in Capitalization

5.1 Adjustment upon Changes in Capitalization. In the event of a stock dividend, stock split or combination, reclassification, recapitalization or other capital adjustment of shares of Stock, the number of shares of Stock that may be issued pursuant to Stock Units and the number of Stock Units credited to Unit Accounts shall be appropriately adjusted by the Board of Directors of the Company, whose determination shall be final, binding on the Company and the Participants and conclusive.

5.2 No Effect on Rights of Company. The grant of Stock Units pursuant to the Plan shall not affect in any way the right or power of the Company to issue additional Stock or other securities, make adjustments, reclassifications, reorganizations or other changes in its corporate, capital or business structure, to participate in a merger, consolidation or share exchange or to transfer its assets or dissolve or liquidate.

Article VI - Termination or Amendment of the Plan

6.1 In General. The Board of Directors of the Company may at any time terminate, suspend or amend the Plan. An amendment or the termination of this Plan shall not adversely affect the right of a Non-Employee Director or Beneficiary to receive shares of Stock issuable or cash payable at the effective date of the amendment or termination or any rights that a Non-Employee Director, former Non-Employee Director, or a Beneficiary has in any Deferral Account or Unit Account at the effective date of the amendment or termination. If the Plan is terminated, however, the Company may, at its option, accelerate the payment of all deferred and other benefits payable under this Plan.

Article VI - Government Regulations

6.1   Government Regulations.

      (a) The obligations of the Company to issue any Stock pursuant to the Plan shall be subject to all applicable laws, rules and regulations and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Board of Directors of the Company.

      (b) The Board of Directors of the Company may make such changes to the Plan as may be necessary or appropriate to comply with the rules and regulations of any governmental authority.

Article VII - Administration

7.1 In General. The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"), which shall have full power and authority, subject to the provisions of the Plan, to supervise administration of the Plan and to interpret the provisions of the Plan and of any award, issuance or payment of Stock or Stock Units hereunder. Any decision by the Committee shall be final and binding on all parties. No member of the Committee shall be liable for any determination made, or any decision or action taken with respect to the Plan or any award, issuance or payment of Stock or Stock Units under the Plan. The Committee may delegate any of its responsibilities to one or more agents, including employees of the Company or one or more of its affiliates and subsidiaries, and may retain advisors to provide advice to the Committee. No Participant shall participate in the making of any decision with respect to any question relating to any Stock or Stock Unit issued under the Plan exclusively to that Participant.

7.2 Rules and Interpretation. The Committee shall be vested with full authority to make such rules and regulations as it deems necessary to administer the Plan and to interpret and administer the provisions of the Plan in a uniform manner. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan shall be final, conclusive and binding on all parties.

7.3 Expenses. The cost of issuing and paying Stock and Stock Units pursuant to the Plan and the expenses of administering the Plan shall be borne by the Company.

Article VIII - Miscellaneous

8.1 Unfunded Plan. The Plan shall be unfunded with respect to the Company's obligation to pay any amounts in the Deferral Accounts and any Stock Units in the Unit Accounts and a Participant's rights to receive any payment of any amounts in the Deferral Accounts and any Stock Units in the Unit Accounts shall not be greater than the rights of an unsecured general creditor of the Company.

8.2 Assignment; Non-Alienation. The rights, benefits or interests a Non-Employee Director may have under this Plan, any Deferral Account or any Unit Account are not assignable or transferable and shall not be subject in any manner to alienation, sale or any encumbrances, liens, levies, attachments, pledges or charges of the Participant or his or her creditors. Any action attempting to effect any transaction of that type shall be void and of no force and effect.

8.3 Death Benefit; Designation of Beneficiaries. Upon the death of a Participant, the Stock Units remaining in his or her Unit Account as of the date of death and the amounts of cash remaining in his or her Deferral Account as of the date of death shall be paid to the beneficiary or beneficiaries of the Participant, or to his or her estate, as described in this Section 8.3, in shares of Stock and in cash, as the case may be, in a single distribution. A Participant may designate a beneficiary or beneficiaries to receive any payments under the Plan upon his or her death. A beneficiary designation shall be in writing on a form acceptable to the Company and shall be effective only upon delivery to the Company. A beneficiary designation may be revoked by a Participant at any time by delivering to the Company either written notice of revocation or a new written beneficiary designation. The written beneficiary designation last delivered to the Company prior to the death of the Participant shall control. If no beneficiary has been designated, amounts due hereunder shall be paid to the Participant's estate.

8.4 No Guarantee of Directorship. Neither the adoption and maintenance of the Plan nor any election made hereunder by a Participant shall be deemed to be a contract between the Company and the Participant to retain his or her position as a director of the Company.

8.5 Applicable Law. The validity, interpretation and administration of the Plan and any rules, regulations, determinations or decisions hereunder, and the rights of any and all persons having or claiming to have any interest herein or hereunder, shall be determined exclusively in accordance with the laws of the State of New York (without regard to the choice of laws provisions thereof), except to the extent such laws are preempted by the laws of the United States of America.

8.6 Notices. All notices, elections or other communications made or given pursuant to the Plan shall be in writing and shall be sufficiently made or given if hand-delivered or mailed by certified mail, addressed (if from the Company to the Participant) to any Participant at the address contained in the records of the Company for such Participant, or addressed (if from the Participant to the Company) to the Secretary of the Company at its principal office.

8.7 Headings. The headings in the Plan are for reference purposes only and shall not affect the meaning or interpretation of the Plan.

Article IX - Effective Date of the Plan

9.1 Effective Date. The Plan shall be effective immediately upon the date of its approval by the stockholders of the Company (the "Effective Date").

                                 EXHIBIT 22.1



                      Subsidiaries of IEC Electronics Corp.


IEC Electronics - Edinburg, Texas, Inc., a Texas corporation, wholly-owned by IEC Electronics Corp.

IEC Arab, Alabama Inc., a Alabama corporation, wholly-owned by IEC Electronics Corp.

IEC Electronics - Ireland Limited, an Irish corporation, wholly-owned by IEC Electronics Corp

IEC Electronics Foreign Sales Corporation, a Barbados corporation, wholly-owned by IEC Electronics Corp.

                                  Exhibit 24.1


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 File Nos. 33-63816, 33-79360 and 333-4634.


                                                /s/ Arthur Andersen LLP


Rochester, New York,
  December 29, 1998