Form 10-Q
period 1998-12-25
IEC ELECTRONICS CORP
filed 1999-02-08
CIK 49728

                       UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -Act of 1934

For the quarterly period ended December 25, 1998

Commission file Number 0-6508

                              IEC ELECTRONICS CORP.
          ---------------------------------------------------------
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

     Common Stock, $0.01 Par Value - 7,583,076 shares as of Feburary 5, 1999.

PART 1       FINANCIAL INFORMATION


                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 25, 1998 (Unaudited) and September 30, 1998........... 3

               Consolidated Statements of Income for the three months ended:
               December 25, 1998 (Unaudited) and December 26, 1997(Unaudited). 4

               Consolidated Statement of Cash Flows for the three months ended:
               December 25, 1998 (Unaudited) and December 26, 1997(Unaudited). 5

               Notes to Consolidated Financial
               Statements (Unaudited)......................................... 6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................... 9


                                PART II

     Item 1. Legal Proceedings............................................... 13

     Item 2. Changes in Securities........................................... 13

     Item 3. Defaults Upon Senior Securities................................. 13

     Item 4. Submission of Matters to a Vote of Security Holders............. 13

     Item 5. Other Information............................................... 13

     Item 6. Exhibits and Reports on Form ................................... 13

     Signature .............................................................. 14

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 25, 1998 AND SEPTEMBER 30, 1998
                       (in thousands, except share data))

                                               DECEMBER 25,    SEPTEMBER 30,
                                                  1998            1998
                                               -------------  --------------
            ASSETS                                (Unaudited)

Current Assets:
   Cash and cash equivalents                      $   -             $2,278
   Accounts receivable                              21,856          22,842
   Inventories                                      18,777          20,072
   Income taxes receivable                           3,058           1,960
   Deferred income taxes                             3,226           3,226
   Other current assets                              1,197             441
                                               -------------     ------------
      Total current assets                          48,114          50,819
                                               -------------     ------------

Property, Plant and Equipment, net                  34,036          36,321
                                               ---------------   ------------

Other Assets:
   Cost in excess of net assets acquired, net       11,200          11,310
   Other assets                                        196             215
                                               --------------    ------------
                                                    11,396          11,525
                                               --------------    -------------
                                                   $93,546         $98,665
                                               ===============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt           $      -             $   20
   Accounts payable                                 13,442          13,424
   Accrued payroll and related expenses              2,344           3,878
   Accrued insurance                                 1,353           1,353
   Other accrued expenses                              266             380
                                               ---------------   ------------
       Total current Liabilities                    17,405          19,055
                                               ---------------   ------------

Deferred Income Taxes                                2,904           2,904
                                               ---------------   ------------

Long-Term Debt                                       6,000           7,138
                                               ---------------   ------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                         -               -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,583,076 shares                   76              76
   Additional paid-in capital                       38,563          38,563
   Retained earnings                                28,902          31,207
   Accumulated other comprehensive income -
   Cumulative translation adjustment                   107             133
   Treasury Stock, at cost - 20,573 shares            (411)           (411)
                                               ---------------   -----------
       Total shareholders' equity                    67,237          69,568
                                               ---------------   -----------
                                                   $93,546         $98,665
                                               ================  =============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets

                                  Page 3 of 14


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 25, 1998
                              AND DECEMBER 26, 1997
                        (in thousands, except share data)

                                               3 MONTHS       3 MONTHS
                                                 ENDED         ENDED
                                                DECEMBER      DECEMBER
                                                25, 1998       26, 1997
                                               -----------    ----------
                                               (Unaudited)    (Unaudited)

Net sales                                        $36,281        $94,115
Cost of sales                                     36,883         85,427
                                               -----------    -----------
     Gross profit                                   (602)         8,688

Selling and Administrative expenses                2,597          4,300
                                               -----------    ------------
     Operating (loss)income                       (3,199)         4,388

Interest expense                                    (154)          (648)
Other income, net                                    (13)            44
                                               -----------    ------------
     (Loss) income before income taxes            (3,366)         3,784

(Benefit from)provision for income taxes          (1,061)         1,457
                                               -------------  -------------
Net (loss) income                                ($2,305)        $2,327
                                               ============== ==============

Net (loss) income per commom and common
and common equivalent share
     Basic                                        ($0.30)       $0.31
     Diluted                                      ($0.30)       $0.30

Weighted average number of common and
common equivalent shares outstanding
     Basic                                      7,562,503    7,533,677
     Dilutive                                   7,562,503    7,783,954

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 25, 1998 AND
                                DECEMBER 26, 1997
                                 (in thousands)

                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     25, 1998        26, 1997
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   ($2,305)        $2,327
  Adjustments to reconcile net(loss)
  income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                        2,583          2,450
   Amortization of cost in excess of
   net assets acquired                                    101            118
   Changes in operating assets and liabilities:
   (Increase) decrease:
     Accounts receivable                                  983         (6,523)
     Inventories                                        1,288          3,815
     Income taxes receivable                           (1,099)          -
     Other current assets                                (757)           (22)
     Other assets                                          32           -
   Increase (decrease):
     Accounts payable                                      26        (11,539)
     Accrued payroll and related expenses              (1,534)        (1,878)
     Accrued income taxes                                -              (275)
     Other accrued expenses                              (114)            37
                                                    ----------     -----------
     Net cash used in operating activities               (796)       (11,490)
                                                    ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (544)        (3,847)
 Proceeds from sale of building                           220           -
                                                   ----------     -----------
    Net cash used in investing activities                (324)        (3,847)
                                                   ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options                              -                   34
 Net borrowings (repayments) under line
 of credit agreements                                  (1,000)          12,500
 Principal payments on long-term debt                    (158)            (972)
                                                    ----------      -----------
  Net cash provided by (used in)
  financing activities                                 (1,158)          11,562
                                                     ----------      -----------

  Net decrease in cash and cash equivalents            (2,278)          (3,775)
  Cash and cash equivalents at beginning of period      2,278            3,921
                                                    ===========      ===========
  Cash and cash equivalents at end of period             -                $146
                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             $191             $648
                                                         ====           ======
    Income taxes                                          $37           $1,745
                                                         ====           ======

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 of 14

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 25, 1998

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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Edinburg Texas Operations (Edinburg), IEC Arab Alabama Operations (Arab), and IEC - Ireland Ltd. (Longford) as of August 31, 1998, (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:

                             December   September
                                25,        30,
                               1998        1998
                            -----------------------
                            (Unaudited)
     Raw materials            $14,440      $14,170
     Work-in-process            4,337        5,902
                            =======================
                              $18,777      $20,072
                            =======================


Foreign Currency Translation
----------------------------
The assets and liabilities of the Company's foreign subsidiary are translated based on the current exchange rate at the end of the period for the balance sheet and a weighted- average rate for the period of the consolidated statement of operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 25, 1998

      Dollar amounts are presented in thousands of Dollars


Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of December 25, 1998, and for the three months ended December 25, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K.

Net (Loss) income per Common and Common Equivalent Share
--------------------------------------------------------

                                        (Loss)Income  Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

December 25, 1998
 Basic EPS
 Loss available to common Shareholders   ($2,305)  7,562,503      ($0.30)
                                         ====================================

December 26, 1997
 Basic EPS
 Income available to common Shareholders  $2,327  7,533,677        $0.31
                                                                =============

      Effect of dilutive options            -       250,277
                                          -----------------------

Diluted EPS
Income available to common shareholders
and assumed Conversions                   $2,327  7,783,954        $0.30
                                          ====================================

Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three month period. No reconciliation is provided for the period ending December 25, 1998 as the effect would be antidilutive. 36,000 common shares at an average price of $20 per share were outstanding for the three month period ending December 26, 1997, but were not included in the computation of diluted EPS since the options' exercise price was greater than the average market price of common shares.

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 25, 1998

      Dollar amounts are presented in thousands of Dollars

(2)   Comprehensive Income
      --------------------
The Company adopted Statement of Finacial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial Statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three months ended December 25, 1998 and December 26, 1997.

                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     25, 1998        26, 1997
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)income                                    $  (2,305)     $   2,307
Other comprehensive income:
     Foreign currency translation adjustments             (23)          -
                                                    ----------     -----------
Comprehensive (loss) income                         $  (2,326)     $   2,307


(3)   Financing Arrangements
      ----------------------

In May 1998, the Company closed on a $65 million credit facility, which replaced the previous $33 million credit facility. At December 25, 1998, $6 million was outstanding under the new three year credit facility.

(4)   Legal Matters
      -------------

There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party to or to which any of the Company's or subsidiaries' property is subject. To the Company's knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of Operations - Three months ended December 25, 1998 as
--------------------------------------------------------------------------------
compared to three months Ended December 26, 1997.
-------------------------------------------------

Net sales for the three month period ended December 25, 1998, were $36 million as compared to $94 million for the comparable period of the prior fiscal year, a decrease of 61.4%. The decrease in sales was primarily due to cancellations and reschedules. Sales to new customers were approximately 7% of the sales for the quarter. Turnkey sales were 94% of net sales in the quarter as compared to 98% for the comparable period of the prior year.

Gross (loss) profit was ($0.6) million or (1.66%) of sales in 1998 versus $8.7 million or 9.23% of sales in the comparable period of 1997. The decrease was due to higher labor and overhead costs as a percent of sales and lower effeciency leading to an under absorption of fixed overhead costs.

Selling and administrative expenses decreased to $2.6 million in the three months ended December 25, 1998, from $4.3 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in sales commissions and salary and other expenses. As a percentage of net sales, selling and administrative expenses increased to 7.2% from 4.6% in the same quarter of the prior year.

Net (loss) income for the quarter was ($2.3) million versus $2.3 million in the comparable quarter of the Prior year. Diluted loss per share was $.30 as compared to diluted net income per share of $.30 per share in the comparable period of the prior fiscal year.



Liquidity and Capital Resources
-------------------------------

Net sales for the month of December 1998 were $14 million, representing 39% of the total net sales for the three month period ending December 25, 1998. The Company Operates on a calendar quarter consisting of four weeks in the first and second months And five weeks in the third month.

In May 1998, the Company closed on a $65 million senior credit facility. At December 25, 1998, $6 million was outstanding under this new facility.

The Company beleives that its funds generated from operations And its existing credit facilities will be sufficient for the Company to meet its capital Expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate Acquisition opportunities. The funding of these future transactions, if any, may require The Company to obtain additional sources of financing.

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

The Company has developed a plan to address its Year 2000 issues by initially identifying and assessing Year 2000 compliance for all of its applications and information technology equipment (including all mainframe, network and desktop software and hardware, customer and packaged applications, and IT embedded systems), as well as its non-information technology embedded systems, (including non-IT equipment and machinery such as security, fire prevention and climate control systems) into the categories of "business critical", "important", and "non-important" systems.

Business critical systems are those whose Year 2000 compliance is necessary to ensure the proper functioning of the business. These systems have the highest priority in being tested and upgraded, where applicable. It is expected that all "business critical" systems will be Year 2000 compliant by June 1999. "Important" systems will also be tested and upgraded with the expectation that, where necessary, they will be Year 2000 compliant by no later than September 30, 1999. Certain other systems classified as "not important", since they do not use the date function, will also be tested and upgraded where it is of benefit to the Company, but with the lowest priority of the Company's three system classifications. The Company's remediation plan for its Year 2000 issue is an ongoing process, and the estimated completion dates above are subject to change.

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

Euro Conversion Issues
----------------------

Effective January 1, 1999, 11 of the 15 member countries of the European Union (the participating countries) established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currency in tandem) will continue to float freely against the U.S. dollar and other currencies of the non-participanting countries.

The Company is evaluating the effects of the euro conversion on the Company. IEC does not believe that significant modifications of its information technology systems are needed in order to handle euro transactions and reporting, and the Company is in the process of evaluating its tax positions and all outstanding contracts in currencies of the participating countries to determine the effects if any, of the euro conversion. While the Company currently believes that the effects of the conversion do not have a significant adverse material effect on the Company's business and operations, there can be no assurances that such a conversion will not have a adverse material effect on the Company's results of operations and financial position due to competitive and other factors that may be affected by the conversion that can not be predicted by the Company.

Interest rate sensitivity
-------------------------

The Company has entered into a three year interest rate swap transaction with one of the credit facility partners under which IEC pays a fixed rate of interest hedging against the varible rates incurred under the credit facility. The interest rate swap expires in the year 2001 which coincides with the maturity date of the senior debt facility. As the Company intends to hold the interest rate swap until maturity date, the Company is not subject to market risk. In fact, such interest rate swap has fixed a portion of the interest expense for the debt facility reducing the impact of interest rate risk.

Recently Issued Accounting Standards
------------------------------------

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


Forward-Looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties, including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward- looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 1998, Form 10-K and its other filings with the Securities and Exchange Commission.

 PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings


     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits
      10.1 Amendment No.2 and Consent (Mexico) Dated November 19, 1998 to Credit Agreement Dated as of May 15, 1998 Among IEC Electronics Corp. any Designated Affiliate Borrower(s) the Lenders Signatory thereto and
      Chase Manhattan Bank as Adminsrative Agent

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IEC ELECTRONICS CORP.
                                   REGISTRANT

Dated: February 5, 1999             /s/Russell E. Stingel
                                    -----------------------------
                                   Russell E. Stingel
                                   Chief Executive Officer


Dated: February 5, 1999            /s/Patricia A. Bird
                                   ------------------------------
                                   Patricia A. Bird
                                   Corporate Controller

Exhibit 10.1 Amendment No.2 and Consent (Mexico) Dated November 19, 1998 to
             Credit Agreement Dated as of May 15, 1998 Among IEC Electronics Corp. any Designated Affilate Borrower(s) the Lenders Signatory thereto and Chase Manhattan Bank as Adminsrative Agent

                           AMENDMENT NO. 2 AND CONSENT
                                    (MEXICO)

                          DATED AS OF NOVEMBER 19, 1998

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

                      ANY DESIGNATED AFFILIATE BORROWER(S)

                          THE LENDERS SIGNATORY THERETO

                                       AND

                            THE CHASE MANHATTAN BANK
                             AS ADMINISTRATIVE AGENT

                           AMENDMENT NO. 2 AND CONSENT
                                    (Mexico)

     Amendment No. 2 and Consent dated as of November 19, 1998 ("Amendment No. 2") among IEC ELECTRONICS CORP. (the "Primary Borrower"), IEC ELECTRONICS - EDINBURG, TEXAS, INC. ("Texas Sub"), each of the Lenders which is a party to the Credit Agreement as defined below (individually a "Lender" and collectively the "Lenders") and THE CHASE MANHATTAN BANK, as Administrative Agent for the Lenders
(in  such  capacity,   together  with  its  successors  in  such  capacity,  the
"Administrative Agent").
                                 R E C I T A L S
      R.1 The Primary Borrower, the Lenders and the Administrative Agent have entered into a Credit Agreement dated as of May 15, 1998 and Amendment No. 1 thereto dated as of November 6, 1998 (as so amended, the "Credit Agreement"). Except as otherwise specified herein, the terms defined in the Credit Agreement are used herein as so defined.
      R.2 The Primary Borrower and Texas Sub desire to enter into a Shelter Services Agreement in the form attached as Exhibit R2 to this Amendment No. 2 (the "Shelter Agreement"), and (a) Texas Sub desires to enter into the Bailment Agreement, in the form attached in this Amendment No. 2 as Exhibit R2(a) (the "Bailment Agreement"), and other documentation, required to be executed pursuant to the Shelter Agreement (such other documentation being referred to herein as the ("Associated Documentation") and (b) the Primary Borrower desires to enter into a Guarantee, in the form of Exhibit R.2(b) to this Amendment No. 2 (the "Lease Guarantee"). In order to execute, deliver and perform the Shelter Agreement, the Bailment Agreement, the Associated Documentation and the Lease Guarantee, the Primary Borrower and Texas Sub are required, pursuant to the Credit Agreement and the Security Agreement executed by theTexas Sub to obtain certain consents and waivers of the Required Lenders and the Administrative Agent.
      R.3 The Shelter Agreement, the Bailment Agreement and the Associated Documentation contemplate that the "Shelter", as such term is defined in the Shelter Agreement, will manufacture certain finished products for Texas Sub at premises located in the Republic of Mexico to be leased by the Shelter (the "Premises"), utilizing for such manufacture machinery, equipment and inventory owned and supplied by Texas Sub, which machinery, equipment and inventory will be located in Mexico, with finished product to be shipped weekly to Texas Sub in the State of Texas. Such transactions pursuant to the Shelter Agreement, the Bailment Agreement and the Associated Documentation are hereinafter referred to as "Shelter Transactions". The Shelter Agreement will constitute a Guarantee by the Primary Borrower of the Texas Sub's obligations under the Shelter Agreement and the Lease Guarantee will constitute a Guarantee by the Primary Borrower of Shelter's obligations under its lease of the Premises.

      R.4 The parties desire to amend the Credit Agreement, and the Lenders and the Administrative Agent desire to grant the consents and waivers, all as requested by Primary Borrower and Texas Sub, on the terms hereinafter set forth.

      NOW, THEREFORE, the parties agree as follows:
      1. Definitions. Except as otherwise set forth herein, as used in this Amendment No. 2, the terms defined in the Credit Agreement shall have the meanings assigned to them in the Credit Agreement.

      2. Amendments.  The Credit Agreement is hereby amended as set forth below:
         2.1 Definition. The following definition is added to Section 1.01 of the Credit Agreement:
            "Amendment No. 2" shall mean Amendment No.2 and Consent dated as of November 19, 1998 to Credit Agreement dated as of May 15,1998.

        2.2 Locations of Assets: Clause (ii) of the second sentence of Section
        5.29 of the Credit Agreement is hereby amended to read in its entirety as follows:

            (ii) with respect to any Warehoused Inventory located outside of the U.S. that is not subject to a first priority Lien meeting the conditions of clause (i) above, the book value of all such Warehoused Inventory of Primary Borrower, Texas Sub and Alabama Sub located at any single location never exceeds $1,000,000 and the book value of all such Warehoused Inventory of Primary Borrower, Texas Sub and Alabama Sub at all locations never exceeds $2,000,000.

     3. Lenders' Consents and Waivers. Subject to the conditions set forth in
Section 4 below and to the conditions subsequent set forth in Section 7 of this Amendment No. 2, the Administrative Agent and each Lender signatory hereto (a) consent to the execution, delivery and performance by the Primary Borrower and by Texas Sub, as the case may be, of the Shelter Agreement, the Bailment Agreement, the Associated Documentation and the Lease Guarantee and to the consummation by Texas Sub of Shelter Transactions and (b) waive the provisions of the Credit Agreement, the Texas Sub Security Agreement and the other Loan Documents to the extent necessary to permit such execution, delivery, performance and consummation.

     4. Conditions to Consents and Waivers. The consents and waivers of the Lenders and the Administrative Agent under Section 3 above (a) are given only as to the specific transactions described therein, (b) do not otherwise waive or modify any other terms of or waive any non compliance with or Default under the Credit Agreement or any other Loan Document, (c) are specifically conditioned on the representations and warranties set forth in Section 5 below being true and correct as of the date on which this Amendment No. 2 becomes effective pursuant to Section 6 below and (d) do not extend to, and shall not be deemed to permit, the exercise by Texas Sub, Primary Borrower or any of their Affiliates of the option provided for in Article Twenty-Two of the Shelter Agreement, which option may not be exercised without the prior written consent of the Required Lenders.

     5. Representations and Warranties. The Primary Borrower and Texas Sub hereby represent and warrant to the Lenders that:
        5.1 Corporate Power and Authority: No Conflicts. The execution, delivery and performance by the Primary Borrower and Texas Sub of this Amendment No. 2 have been duly authorized by all necessary corporate action and do not and will not:(a) require any consent or approval of the Primary Borrower's stockholders;(b)contravene the charter or by-laws of either Primary Borrower or Texas Sub;(c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Primary Borrower or any of its Subsidiaries or Affiliates (other than any appropriate disclosure required to be contained in periodic reports to be filed by the Primary Borrower pursuant to the Securities Exchange Act of 1934 and applicable regulations thereunder); (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Primary Borrower or any of its Subsidiaries is a party or by which any of them or their properties may be bound or affected; or (e) cause the Primary Borrower or any Subsidiary to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.
        5.2 Legally Enforceable Agreement. Each of this Amendment No. 2, and the Credit Agreement, as amended by this Amendment No. 2, is a legal, valid and binding obligation of the Primary Borrower enforceable against the Primary Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally. Each of this Amendment No. 2 and each Loan Document to which Texas Sub is a party, is a legal, valid and binding obligation of Texas Sub enforceable against Texas Sub in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or similar laws affecting creditor's rights generally.
        5.3 Recitals. The statements set forth in Recitals R.2 and R.3 are true and correct.

     6. Effectiveness. This Amendment No. 2 shall be of no force or effect unless (a) the Primary Borrower and the Administrative Agent shall have each received counterparts of this Amendment No. 2 duly executed by the Primary Borrower, Texas Sub, each Guarantor, the Administrative Agent, and the Required Lenders on or before December 31, 1998 and (b) the Administrative Agent shall have received, for the account of each Lender, an amendment fee of $5,000 for each Lender.

     7. Conditions Subsequent. The consents and waivers set forth in Section 3 above shall be subject to the conditions subsequent that (a) such consents and waivers shall be rescinded and of no further force or effect in the event that the aggregate net book value of all assets owned by the Primary Borrower and Texas Sub and located in Mexico pursuant to the Shelter Agreement and the Bailment Agreement, including assets located in Mexico during the course of one or more Shelter Transactions, at any time exceeds $6,000,000 and (b) the Secured Party under the Texas Sub Security Agreement shall at all times be provided with such endorsements and other documentation, in form and substance reasonably satisfactory to the Administrative Agent, as may be required under Section 4.7 of such Security Agreement with respect to insurance coverage for the assets of Texas Sub located in Mexico pursuant to the Shelter Agreement, the Bailment Agreement, any Associated Documentation or any Shelter Transaction.

     8. Agent's Expenses. Primary Borrower agrees to pay the Administrative Agent for all costs, expenses and charges (including, without limitation, fees and charges of external legal counsel for the Administrative Agent and costs allocated by its internal legal department) incurred by the Administrative Agent in connection with the negotiation, preparation and execution of this Amendment No. 2 and the documents executed in connection herewith.

     9. Miscellaneous. Except as expressly provided in this Amendment No. 2, the Credit Agreement and each of the other Loan Documents shall remain unchanged and in full force and effect, except that each reference in the Credit Agreement, and in any other Loan Document and in any agreements, certificates and notices simultaneously herewith or hereafter executed under or pursuant to the Credit Agreement or the other Loan Documents, to the "Credit Agreement", "this Agreement", "hereof", "herein" and similar terms referring to the Credit Agreement, shall be deemed to refer to the Credit Agreement as amended by this Amendment No. 2.

     This Amendment No. 2 shall be governed by and construed in accordance with the laws of the State of New York.

     The section headings in this Amendment No. 2 are inserted for convenience only and shall not be a part of this instrument.

     This Amendment No. 2 may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signature thereto and hereto were upon the same instrument.


SIGNATURE PAGES 8 THROUGH 11 TO FOLLOW.

      IN WHITNESS WHEREOF, the parties have caused this Amendment No. 2 to be executed as of the date first above written.


IEC ELECTRONICS-EDINBURG,                 IEC ELECTRONICS CORP.
  TEXAS, INC.


By/s/Diana R. Kurty                     By/s/Diana R. Kurty
--------------------                    --------------------
Name:Diana R. Kurty                     Name:Diana R. Kurty
Title:Chief Financial Officer           Title:Chief Financial Officer







      As Guarantors, the undersigned hereby consent to the provisions of the foregoing Amendment No. 2 and agree that their respective Guarantees remain in full force and effect after giving effect to this Amendment No. 2.

                                    IEC ARAB ALABAMA, INC.



                                    By:/s/ Diana R. Kurty
                                    ---------------------
                                    Name: Diana R. Kurty
                                    Title: Chief Financial Officer



                                    IEC ELECTRONICS - EDINBURG, TEXAS, INC.



                                    By:/s/ Diana R. Kurty
                                    ---------------------
                                    Name: Diana R. Kurty
                                    Title:Chief Financial Officer

                                    ADMINISTRATIVE AGENT:
                                    THE CHASE MANHATTAN BANK



                                    By:/s/ Gail G. Fiorini
                                    -------------------
                                    Name:Gail G. Fiorini
                                    Title:Vice President




                                     LENDER:
                                    THE CHASE MANHATTAN BANK



                                    By:/s/ Gail G. Fiorini
                                    ----------------------
                                    Name:Gail G. Fiorini
                                    Title: Vice President

                                     BANKS:
                                    MARINE MIDLAND BANK



                                    By:/s/ Richard L. Ford
                                    ----------------------
                                    Name: Richard L. Ford
                                    Title:Vice President

                                     BANKS:
                                    KEYBANK NATIONAL ASSOCIATION



                                    By:/s/David J. Janus
                                    --------------------
                                    Name: David J. Janus
                                    Title:Senior Vice President