Form 10-Q
period 1999-03-26
IEC ELECTRONICS CORP
filed 1999-05-10
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 26, 1999

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

    Common Stock, $0.01 Par Value - 7,583,076 shares as of May 6, 1999.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               March 26, 1999 (Unaudited) and September 30, 1998.............  4

               Consolidated Statements of Income
               for the three months ended:
               March 26, 1999 (Unaudited) and
               March 27, 1998 (Unaudited)....................................  5

               Consolidated Statements of Income
               for the six months ended:
               March 26, 1999 (Unaudited) and
               March 27, 1998 (Unaudited)....................................  6

               Consolidated Statement of Cash Flows
               for the six months ended:
               March 26, 1999 (Unaudited) and
               March 27, 1998 (Unaudited)....................................  7

               Notes to Consolidated Financial
               Statements (Unaudited)......................................... 8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................11


                                PART II

     Item 1. Legal Proceedings..............................................  15

     Item 2. Changes in Securities..........................................  15

     Item 3. Defaults Upon Senior Securities................................  15

     Item 4. Submission of Matters to a Vote of Security Holders............  15

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

     Signature .............................................................  16

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 26, 1999 AND SEPTEMBER 30, 1998
                      (in thousands, except for share data)

                                              MARCH 26,1999   SEPTEMBER 30,1998
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)

Current Assets:
   Cash and cash equivalents                         $   78           $2,278
   Accounts receivable                               18,377           22,842
   Inventories                                       21,090           20,072
   Income taxes receivable                            3,816            1,960
   Deferred income taxes                              3,226            3,226
   Other current assets                               1,245              441
                                                  ---------       ----------
      Total current assets                           47,832           50,819
                                                  ---------       ----------

Property, Plant and Equipment, net                   31,788           36,321
                                                 ----------       ----------

Other Assets:
   Cost in excess of net assets acquired, net        11,042          11,310
   Other assets                                         173             215
                                                 -----------      ----------
      Total other assets                             11,215          11,525
                                                 -----------      ----------
                                                   $ 90,835        $ 98,665
                                                 ===========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Current portion of long-term debt                     -                20
   Accounts payable                                    13,993         13,424
   Accrued payroll and related expenses                 2,400          3,878
   Accrued Insurance                                      964          1,353
   Other accrued expenses                                 257            380
                                                      -------        -------
     Total current liabilities                         17,614         19,055
                                                      -------        -------

Deferred Income Taxes                                   2,904          2,904
                                                      -------        -------

Long-Term Debt                                          5,000          7,138
                                                      -------        -------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                               -              -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,583,076 shares and
       7,583,076 shares                                    76             76
   Additional paid-in capital                          38,563         38,563
   Retained earnings                                   27,142         31,207
   Cumulative translation adjustment                      (53)           133
   Treasury Stock, at cost - 20,573 shares               (411)          (411)
                                                      -------        -------
       Total shareholders' equity                      65,317         69,568
                                                      -------        -------
                                                     $ 90,835       $ 98,665
                                                      =======        =======

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                      (in thousands, except per share data)


                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 26, 1999      MARCH 27, 1998
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                  $34,854             $71,103
Cost of sales                               34,380              66,738
                                           -------             -------
     Gross profit                              474               4,307

Selling and administrative expenses          2,775               4,043
Customer bankruptcy write-off                 -                  1,130
                                           -------             -------
      Operating loss                        (2,301)               (866)

Interest expense                              (122)               (598)
Other income, net                                4                  17
                                           -------             -------
    Loss before income taxes                (2,419)             (1,447)

Benefit from Income taxes                     (659)               (556)
                                           -------             -------

Net Loss                                   ($1,760)              ($891)
                                           =======             =======
Net loss per share:
  Basic                                     ($0.23)             ($0.12)
  Diluted                                   ($0.23)             ($0.12)

Weighted average number of shares:
  Basic                                      7,563               7,539
  Diluted                                    7,563               7,539

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX MONTHS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                      (in thousands, except per share data)


                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 26, 1999      MARCH 27, 1998
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 71,135            $165,161
Cost of sales                               71,263             152,165
                                           -------             -------
     Gross (loss)profit                       (128)             12,996

Selling and administrative expenses          5,372               8,343
Customer bankruptcy write-off                 -                  1,130
                                           -------             -------
      Operating (loss)income                (5,500)              3,523

Interest expense                              (276)             (1,246)
Other income, net                               (9)                 60
                                           -------             -------
   (Loss)income before income taxes         (5,785)              2,337

(Benefit from)provision for Income taxes    (1,720)                901
                                           -------             -------

Net (loss)income                           ($4,065)             $1,436
                                           =======             =======
Net (loss)income per share:
  Basic                                     ($0.54)              $0.19
  Diluted                                   ($0.54)              $0.19

Weighted average number of shares:
  Basic                                      7,563               7,537
  Diluted                                    7,563               7,717

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                                 (in thousands)

                                                       6 MONTHS       6 MONTHS
                                                         ENDED          ENDED
                                                        MARCH 26,      MARCH 27,
                                                          1999           1998
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
 Net (loss)income                                       ($4,065)         $1,436
 Adjustments to reconcile net (loss)income
 to net cash provided by operating activities:
  Depreciation and amortization                           5,178           4,900
  Amortization of cost in excess of net assets acquired     241             237
  Changes in operating assets and liabilities:
   (Increase) decrease
     Accounts receivable                                  4,442          12,089
     Inventories                                         (1,029)         17,366
     Income taxes receivable                             (1,865)           (101)
     Other current assets                                  (816)           (242)
     Other assets                                            24            -
   Increase (Decrease)
     Accounts payable                                       592         (30,571)
     Accrued payroll and related expenses                (1,468)         (2,153)
     Accrued income taxes                                  -             (1,887)
     Accrued Insurance                                     (389)           -
     Other accrued expenses                                (123)           (119)
                                                         -------        --------
      Net cash provided by operating activities             722             955
                                                         -------        --------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment                (961)         (4,845)
 Proceeds from sale of building                             220            -
                                                         --------       --------
   Net cash used in investing activities                   (741)         (4,846)
                                                         --------       --------
Cash Flows from Financing Activities:
 Exercise of stock options                                 -                 48
 Net borrowings under line of credit agreements          (2,000)         13,000
 Principal payments on long-term debt                      (158)         (2,444)
                                                         --------      ---------
   Net cash (used in)provided by financing activities    (2,158)          1,574
                                                         --------      ---------
 Net decrease in cash and cash equivalents               (2,177)         (2,317)
 Effect of exchange rate changes                            (23)           -
 Cash and cash equivalents at beginning of period         2,278           3,921
                                                         --------      ---------
  Cash and cash equivalents at end of period                $78          $1,604
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $  307          $1,247
                                                         ========      =========
  Income taxes                                           $  144          $2,889
                                                         ========      =========


           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 26, 1999

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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc.(Edinburg),
IEC Arab, Alabama Inc.(Arab) and IEC Electronics-Ireland Limited(Longford) as of August 31, 1998, (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                     March 26, 1999      September 30, 1998
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $16,811                $14,170
  Work-in-process         4,279                  5,902
                    ----------------      ----------------
                        $21,090                $20,072
                    ================      ================


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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 26, 1999

                    Dollar amounts are presented in thousands

Unaudited Finanical Statements
------------------------------
The accompaning unaudited finanical statements as of March 26, 1999, and for the three and six months ended March 26, 1999 have been prepared in accordance with generally accepted accounting princples for the interm finanica1 information. In the opinion management, all adjustments considered necessary for a fair presenation, which consist solely of normal recurring adjustments have been included. The accompaning finanical statements should be read in conjuction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K.

Earnings per Share
------------------
Net (Loss) income per Common and Common Equivalent Share
--------------------------------------------------------

                                        (Loss)Income  Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 26, 1999
 Basic EPS
 Loss available to common Shareholders   ($1,760)     7,562,503      ($0.23)
                                         ====================================

March 27, 1998
 Basic EPS
 Loss available to common Shareholders     ($891)     7,539,329      ($0.12)
                                         ====================================


                                        (Loss)Income  Shares        Per Share
      Six Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 26, 1999
 Basic EPS
 Loss available to common Shareholders   ($4,065)     7,562,503      ($0.54)
                                         ====================================

March 27, 1998
 Basic EPS
 Income available to common shareholders
 and assumed conversions                  $1,436      7,536,500       $0.19
                                                                =============

      Effect of dilutive options            -           180,197
                                          -----------------------

Diluted EPS
Income available to common shareholders
and assumed conversions                   $1,436      7,716,697       $0.19
                                          ====================================

Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three and six month period. No reconciliation is provided for the three month periods ending March 26, 1999 and March 27, 1998 as well as the six month period ending March 26, 1999 as effect would be antidilutive. 310,250 common shares at an average price of $14 per share were outstanding for the three month six month period ending March 27, 1998, but were not included in the computation of diluted EPS since the options' exercise price was greater than the average market price of common shares.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 26, 1999

                    Dollar amounts are presented in thousands


(2)   Comprehensive Income
      --------------------
The Company adopted Statement of Finacial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial Statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and six months ended March 26, 1999 and March 27, 1998.

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     March 26,      March 27,
                                                       1999           1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)income                                    $  (1,760)     $    (891)
Other comprehensive income:
     Foreign currency translation adjustments            (160)          -
                                                    ----------     -----------
Comprehensive (loss) income                         $  (1,920)     $    (891)

                                                     6 MONTHS       6 MONTHS
                                                       ENDED          ENDED
                                                     March 26,      March 27,
                                                       1999           1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)income                                    $  (4,065)     $   1,436
Other comprehensive income:
     Foreign currency translation adjustments            (186)          -
                                                    ----------     -----------
Comprehensive (loss) income                         $  (4,251)     $   1,436


Financing Arrangements
----------------------

In May 1998, the Company closed on a $65 million credit facility, which replaced the previous $33 million credit facility. At March 26, 1999, $5 million was outstanding under the three year credit facility.

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

                      Management's Discussion and Analysis
                     ------------------------------------
Results of Operations - Three Months Ended March 26, 1999, Compared to the
--------------------------------------------------------------------------
Three Months Ended March 27, 1998.
----------------------------------

Net sales for the three month ended March 26, 1999, were $34.8 million, compared to $71.0 million for the comparable period of the prior year, a decrease of 51.0%. The decrease in sales is primarily due to the loss of two major customers who moved their related production offshore. Turnkey sales were 96% of net sales in the quarter as compared to 98% for the comparable period of the prior year.

Gross profit was $0.5 million or 1.4% of sales in 1999 versus $4.3 million or 6.1% of sales in the comparable period of 1998. The decrease was due to higher labor and overhead costs as a percentage of sales and lower effeciency leading to an under absorption of fixed overhead costs.

Selling and administrative expenses decreased to $2.8 million in the three months ended March 26, 1999, from $4.0 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses increased to 8.0% from 5.7% in the same quarter of the prior year.

Net loss for the quarter was ($1.8) million versus ($0.9) million in the comparable quarter of the prior year. Diluted loss per share was ($0.23)as compared to diluted loss per share of ($0.12)in the comparable period of the prior fiscal year.

Results of Operations - Six Months Ended March 26, 1999, Compared to Six
------------------------------------------------------------------------
Months Ended March 27, 1998.
----------------------------

Net sales for the six month period ended March 26, 1999, were $71.1 million, compared to $165.1 million for the comparable period of the prior year, a decrease of 56.9%. The decrease in sales was primarily due to the loss of two major customers who moved their related production offshore. Turnkey sales were 95% of net sales in the six month period as compared to 98% for the comparable period of the prior year.

Gross (loss) profit was ($0.1) million or (0.2%) of sales in 1999 versus $13.0 million or 7.9% of sales in the comparable period of 1998. The decrease was due to higher labor and overhead costs as a percentage of sales and lower effeciency leading to an under absorption of fixed overhead costs.

Selling and administrative expenses decreased to $5.4 million in the six months ended March 26, 1999, from $8.3 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in sales commissions, salary and other expenses. As a percentage of sales, selling and administrative expenses increased to 7.6% from 5.1% in the same period of the prior year.

Net (loss) income for the six month period was ($4.0) million versus
$1.4 million in the comparable period of the prior year. Diluted (loss)income per share was ($0.54) as compared to income per share of $0.19 in the comparable period of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of March 1999 were $14.0 million, representing 40% of the total net sales for the three month period ending March 26, 1999. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

In May 1998, the Company closed on a $65 million senior credit facility. At December 25, 1998, $5 million was outstanding under this new facility.

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

Recently Issued Accounting Standards
------------------------------------

In late 1997, Statement of Financial Accounting Standards No.131 (SFAS No.131) "Disclosure about Segments of Enterprise and Related Information" was issued. This statement will be effective for the Company in fiscal 1999. The Company believes that the effect of adoption of SFAS No.131 will not be material.

Additionally, in June, 1998, Statement of Financial Accounting Standards No.133 (SFAS No.133), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will be effective for the Company in fiscal 2000. The Company believes that the effect of adoption of SFAS No.133 will not be material based on the Company's current risk management strategies.


Forward-looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 1998, Form 10K and its other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     (a) The annual Meeting of Stockholders was held on Febuary 24, 1999

     (b) The names of the directors elected at the Annual Meeting are as follows

          David J. Beaubien
          Thomas W. Folger
          W. Barry Gilbert
          Robert P.B. Kidd
          Eben S. Moulton
          Russell E. Stingel
          Justin L. Vigdor

     (c)(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

          Nominee                  Votes FOR      Authority Withheld
          -------                  ---------      ------------------
          David J. Beaubien        7,033,044           56,085
          Thomas W. Folger         7,003,840           86,309
          W. Barry Gilbert         7,032,914           56,235
          Robert P.B. Kidd         7,006,414           82,735
          Eben S. Moulton          7,032,064           57,085
          Russell E. Stingel       7,030,539           58,610
          Justin L. Vigdor         7,004,614           84,535

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     None.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: May 6, 1999                     /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chief Executive Officer


Dated: May 6, 1999                     /s/Patricia A. Bird
                                   ------------------------------
                                          Patricia A. Bird
                                       Corporate Controller