Form 10-Q
period 1999-06-25
IEC ELECTRONICS CORP
filed 1999-08-11
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended June 25, 1999

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

     Common Stock, $0.01 Par Value - 7,583,965 shares as of August 11, 1999.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               June 25, 1999 (Unaudited) and September 30, 1998............. 4

               Consolidated Statements of Income
               for the three months ended:
               June 25, 1999 (Unaudited) and
               June 26, 1998 (Unaudited).................................... 5

               Consolidated Statements of Income
               for the nine months ended:
               June 25, 1999 (Unaudited) and
               June 26, 1998 (Unaudited).................................... 6

               Consolidated Statement of Cash Flows
               for the nine months ended:
               June 25, 1999 (Unaudited) and
               June 26, 1998 (Unaudited).................................... 7

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

     Item 4. Submission of Matters to a Vote of Security Holders............ 14

     Item 5. Other Information.............................................. 14

     Item 6. Exhibits and Reports on Form 8-K............................... 14

     Signature ............................................................. 15

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 25, 1999 AND SEPTEMBER 30, 1998
               (in thousands, except for per share data)

                                              June 25,1999   SEPTEMBER 30,1998
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)

Current Assets:
 Cash and cash equivalents                         $  264          $2,278
 Accounts receivable                               17,933          22,842
 Inventories                                       31,689          20,072
 Income taxes receivable                            2,640           1,960
 Deferred income taxes                              3,226           3,226
 Other current assets                                 988             441
                                                  ---------       ----------
   Total current assets                            56,740          50,819
                                                  ---------       ----------

Property, Plant and Equipment, net                 29,743          36,321
                                                  ---------       ----------

Other Assets:
 Cost in excess of net assets acquired, net        10,923          11,310
 Other assets                                         163             215
                                                  ----------      ----------
   Total other assets                              11,086          11,525
                                                  ----------      ----------
                                                 $ 97,569         $98,665
                                                  ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Current portion of long-term debt                $  -            $    20
 Accounts payable                                  22,752          13,424
 Accrued payroll and related expenses               2,457           3,878
 Accrued insurance                                    756           1,353
 Other accrued expenses                               398             380
                                                  --------        --------
   Total current liabilities                       26,363          19,055
                                                  --------        --------

Deferred Income Taxes                               2,904           2,904
                                                  --------        --------

Long-Term Debt                                      4,700           7,138
                                                  --------        --------

Shareholders' Equity:
 Preferred stock, par value $.01 per share
   Authorized - 500,000 shares
   Outstanding - 0 shares                            -               -
 Common stock, par value $.01 per share
   Authorized - 50,000,000 shares
   Outstanding - 7,583,076 shares                      76              76
   Additional paid-in capital                      38,563          38,563
   Retained earnings                               25,435          31,207
   Cumulative translation adjustment                  (61)            133
   Treasury Stock, at cost - 20,573 shares           (411)           (411)
                                                  --------        --------
       Total shareholders' equity                  63,602          69,568
                                                  -------         -------
                                                  $97,569         $98,665
                                                  ========        ========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED June 25, 1999 AND June 26, 1998
                      (in thousands, except per share data)


                                        3 MONTHS ENDED      3 MONTHS ENDED
                                        June 25, 1999      June 26, 1998
                                        --------------      ------------------
                                          (Unaudited)        (Unaudited)

Net sales                                    $37,522             $43,125
Cost of sales                                 36,964              41,867
                                             -------             -------
     Gross profit                                558               1,258

Selling and administrative expenses            2,632               3,195
Customer bankruptcy (recovery)write-off         (102)               -
                                              -------             -------
      Operating loss                          (1,972)             (1,937)

Interest expense                                (284)               (348)
Other income, net                                  9                 109
                                              -------             -------
    (Loss) before income taxes                (2,247)             (2,176)

Provision for(Benefit from)Income taxes         (541)               (839)
                                              -------             -------
Net (Loss)                                   ($1,706)            $(1,337)
                                             ========             =======
Net (loss) per share:
  Basic                                       ($0.23)             ($0.18)
                                             ========             =======
  Diluted                                     ($0.23)             ($0.18)
                                             ========             =======
Weighted average number of shares:
  Basic                                        7,563               7,539
  Diluted                                      7,563               7,539

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED June 25, 1999 AND June 26, 1998
                      (in thousands, except per share data)


                                         9 MONTHS ENDED      9 MONTHS ENDED
                                         June 25, 1999       June 26, 1998
                                         --------------      ------------------
                                         (Unaudited)        (Unaudited)

Net sales                                 $108,657            $208,286
Cost of sales                              108,227             194,033
                                           -------             -------
     Gross profit                              430              14,253

Selling and administrative expenses          8,004              11,537
Customer bankruptcy (recovery)write-off       (102)              1,130
                                           -------             -------
      Operating (loss)income                (7,472)              1,586

Interest expense                              (560)             (1,538)
Other income, net                             -                    113
                                           -------             -------
  (Loss)income before income taxes          (8,032)                161

(Benefit from)provision for Income taxes    (2,261)                 62
                                           -------             -------

Net (Loss)income                          $ (5,771)                $99
                                           =======             =======
Net (loss)income per share:
  Basic                                     ($0.76)              $0.01
                                           ========            =======
  Diluted                                   ($0.76)              $0.01
                                           ========            =======
Weighted average number of shares:
  Basic                                      7,563               7,537
  Diluted                                    7,563               7,665

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MOTHS ENDED JUNE 25, 1999 AND JUNE 26, 1998
                                 (in thousands)

                                                     9 MONTHS        9 MONTHS
                                                      ENDED           ENDED
                                                     JUNE 25,        JUNE 26,
                                                      1999           1998
                                                    ------------    ------------
                                                    (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
 Net (loss)income                                       ($5,771)            $99
 Adjustments to reconcile net (loss)income to net
  cash provided by operating activities:
  Depreciation and amortization                           7,616           7,350
  Gain on sale of fixed assets                              (12)            (80)
  Amortization of cost in excess of net assets
  acquired                                                  361             355
  Changes in operating assets and liabilities:
   (Increase) decrease
     Accounts receivable                                  4,861          27,390
     Inventories                                        (11,641)         20,999
     Income taxes receivable                               (683)         (1,185)
     Other current assets                                  (556)           (427)
     Other Assets                                            24              (3)
   Increase (decrease)
     Accounts payable                                     9,359         (32,919)
     Accrued payroll and related expenses                (1,408)         (2,484)
     Accrued income taxes                                  -             (1,887)
     Accrued insurance                                     (597)          1,463
     Other accrued expenses                                  18            (148)
                                                        -------          -------
      Net cash provided by operating activities           1,571          18,523
                                                        -------          -------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment              (1,348)         (6,256)
 Proceeds from sale of property                             232              73
                                                          -------        --------
   Net cash used in investing activities                 (1,116)         (6,183)
                                                         -------        --------
Cash Flows from Financing Activities:
 Exercise of stock options                                  -                48
 Net borrowings (repayments)under
 line of credit agreements                               (2,300           2,970
 Principal payments on long-term debt                      (158)        (11,546)
                                                       --------        ---------
   Net cash provided by(used in)financing activities     (2,458)         (8,528)
                                                       --------        ---------
 Net (decrease)increase in cash and cash equivalents     (2,003)          3,812
   Effect of exchange rates changes                         (11)              0
 Cash and cash equivalents at beginning of period         2,278           3,921
                                                       --------        ---------
  Cash and cash equivalents at end of period               $264          $7,733
                                                      ==========      ==========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                 $485          $1,512
  Income taxes                                             $363          $3,134
                                                      ==========      ==========
 Cash received during the period for:
  Income taxes                                           $1,945       $    -                                           -
                                                      ==========      ==========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 25, 1999

                       In thousands, except per share data


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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Edinburg-Texas Inc.(Edinburg), IEC-Arab, Alabama Inc.(Arab)and IEC Electronics-Ireland Limitd.(Longford)as of August 31, 1998 (collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:


                     June 25, 1999      September 30, 1998
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $22,277                $14,170
  Work-in-process         9,412                  5,902
                    ----------------      ----------------
                        $31,689                $20,072
                    ================      ================

Foreign Currency Translation
----------------------------
The assets and liabilities of the Company's foreign subsidiary are translated based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period of the consolidated statement of operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 25, 1999

                       In thousands, except per share data

Unaudited Finanical Statements
------------------------------
The accompaning unaudited financial statements as of June 25, 1999, and for the three and nine months ended June 25, 1999 have been prepared in accordance with generally accepted accounting princples for the interm financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompaning financial statements should be read in conjuction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K.


Earnings per Share
------------------
Net (Loss) income per Common and Common Equivalent Share
--------------------------------------------------------

                                        (Loss)Income  Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 25, 1999
 Basic EPS
  Loss available to common shareholders    ($1,706)       7,563         ($0.23)
                                           ====================================

June 26, 1998
 Basic EPS
  Loss available to common shareholders    ($1,337)       7,539         ($0.18)
                                           ====================================


                                        (Loss)Income  Shares        Per Share
     Nine Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 25, 1999
 Basic EPS
 Loss available to common shareholders   ($5,771)       7,563        ($0.76)
                                         ====================================

June 26, 1998
 Basic EPS
 Income available to common shareholders
 and assumed conversions                  $   99        7,537         $0.01
                                                                 =============

      Effect of dilutive options            -             128
                                          -----------------------

Diluted EPS
Income available to common shareholders
and assumed conversions                   $   99        7,665         $0.01
                                          ====================================

Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three and nine month period. No reconciliation is provided for the three and nine month periods ending June 25, 1999 and for the three month period ending June 25, 1998 as the effect would be antidilutive.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 25, 1999

                       In thousands, except per share data

(2)   Comprehensive Income
      --------------------
The Company adopted Statement of Finacial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive (loss)income and its components to be presented in the financial Statements. Comprehensive (loss)income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and nine months ended June 25, 1999 and June 26, 1998.

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     June 25,      June 26,
                                                       1999           1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)                                          $  (1,706)     $  (1,337)
Other comprehensive income:
     Foreign currency translation adjustments              (8)          -
                                                    ----------     -----------
Comprehensive loss                                  $  (1,714)     $  (1,337)
                                                    ----------      ----------

                                                     9 MONTHS       9 MONTHS
                                                       ENDED          ENDED
                                                     June 25,      June 26,
                                                       1999           1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)income                                    $  (5,771)     $      99
Other comprehensive income:
     Foreign currency translation adjustments            (194)          -
                                                    ----------     -----------
Comprehensive (loss) income                         $  (5,965)     $      99
                                                    ----------     -----------
Financing Arrangements
----------------------

In May 1998, the Company closed on a $65 million senior credit facility, which replaced the previous $33 million credit facility. On June 11, 1999, the Company reduced the credit facility by $15 million to a $50 million senior credit facility. At June 25, 1999, $4.7 million was outstanding under the three year credit facility.


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

Recently Issued Accounting Standards
------------------------------------

In late 1997, Statement of Financial Accounting Standards No.131 (SFAS No.131) "Disclosure about Segments of Enterprise and Related Information" was issued. This statement was to be effective for the Company in fiscal 1999. The Company believes that the effect of adoption of SFAS No.131 will not be material.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.137 (SFAS No.137), "Accounting for Derivative Instruments and Hedging Activities"--Deferral of Effective Date of FASB Statement No. 133 for one year. With issuance of SFAS No.137, the Company is required to adopt SFAS No.133 on a prospective basis for interm periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No.133 will not be material based on the Company's current risk management strategies.

                      Management's Discussion and Analysis
                     ------------------------------------

Results of Operations - Three Months Ended June 25, 1999, Compared to the
--------------------------------------------------------------------------
Three Months Ended June 26, 1998.
----------------------------------
Net sales for the three months ended June 25, 1999, were $37.5 million, compared to $43.1 million for the same quarter of the prior fiscal year, a decrease of 13%. The decrease in sales is primarily due to two major customers who moved their related production offshore. Turnkey sales for the quarter represented 97% and 94% of net sales for the same quarter of the prior fiscal year.

Gross profit was $0.6 million or 1.49% of sales in 1999 versus $1.3 million or 2.92% of sales in the comparable period of 1998. The decrease was due to higher labor and overhead costs as a percent of sales and lower efficiency leading to an under absorption of fixed overhead costs.

Selling and administrative expenses decreased to $2.6 million for the three months ended June 25, 1999, from $3.2 million in the comparable quarter of the prior fiscal year. This decrease is primarily due to decreases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses decreased to 7.0% from 7.4% in the same quarter of the prior fiscal year.

Net loss for the quarter was ($1.7)million versus ($1.3)million in the same quarter of the prior fiscal year. Diluted loss per share was ($0.23) as compared to diluted loss per share of ($0.18) per share in the same quarter of prior fiscal year.

Results of Operations - Nine months Ended June 25, 1999, compared to nine
------------------------------------------------------------------------
months ended June 26, 1998.
----------------------------
Net sales for the nine months ended June 25, 1999, were $109 million, as compared to $208 million for the comparable period of the prior fiscal year, a decrease of 48%. The decrease in sales is primarily due to two major customers who moved their related production offshore. Turnkey sales represented 96% and 98% of net sales for the comparable period of the prior fiscal year.

Gross profit was $0.4 million or 0.4% of sales in 1999 verus $14.3 million or 6.8% of sales in the comparable period of the prior fiscal year. The decrease was due to higher labor and overhead costs as a percent of sales and lower efficiency leading to an absorption of fixed overhead costs.

Selling and administrative expenses decreased to $8.0 million for the nine months ended June 25, 1999, from $11.5 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses increased to 7.4% from 5.5% in the same period of the prior fiscal year.

Net (loss)income for the nine months were ($5.8)million versus $0.1 million in the comparable period of the prior fiscal year. Diluted (loss)income per share was ($0.76) as compared to income per share of $0.01 per share in the comparable period of prior fiscal year.

Liquidity and Capital Resources
-------------------------------
Net sales for the month of June 1999 were $17 million, representing 45% of the total net sales for the three month period ending June 25, 1999. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

In May 1998, the Company closed on a $65 million senior credit facility. In June 1999, the Company reduced the credit facility by $15 million to a $50 million senior credit facility. At June 25, 1999, $4.7 million was outstanding under the three year credit facility.

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

The Company has developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks include, among other things, the possible failure or malfunction of the Company's internal information systems, possible problems with the products and services the Company has provided its customers, and possible problems arising from the failure of the Company's supplier's systems.

The Company has addressed its Year 2000 issues by initially identifying and assessing Year 2000 compliance for all of its applications and information technology(IT)equipment(including all mainframe, network and desktop software and hardware, custom and packaged applications, and IT embedded systems), as well as its non-information technology embedded systems, (including non-IT equipment and machinery such as security, fire prevention and climate control systems) into the categories of business "critical", "important", and "non-important".

Business "critical" are those systems whose Year 2000 compliance is necessary to ensure the proper functioning of the business. These systems had the highest priority in being tested and where appropriate upgraded. All business critical systems have been tested and upgraded where necessary. Verification testing of upgrades was completed Ausgust 1, 1999.

Business "important" systems are those systems, that while not critical to the operation of the business would pose a significant inconvenience if they did not function properly. All business important systems have been tested and upgraded as appropriate. Final verification testing will be completed no later than September 30, 1999.

Certain other systems have been classified as business "not important", since alternative programs or methods are readily available, or they do not use the date function. These systems are the lowest priority of the Company's three system classifications. These systems have been evaluated and tested, and will be upgraded where it is of benefit to the Company. Any upgrades will be completed by December 31, 1999.

The Company's remediation plan for its Year 2000 issue is an ongoing process, and the estimated completion dates above are subject to change. While we believe that our testing and evaluation have been entirely comprehensive, there can be no complete assurance that all critical and important systems have been identified, or that the corrective actions taken will be completely sucessful.

The Company believes that the area of the greatest potential risk is that of significant suppliers' failing to remediate their Year 2000 issues. The Company has communicated with its suppliers to determine their plans to remediate their own Year 2000 issues in a timely manner. There can be no guarantee that companies upon which the Company relies will be able to address in a timely manner their Year 2000 compliance issues. If a number of significant suppliers fail to become Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it will not be Year 2000 compliant.

To mitigate the effects of significant suppliers' potential failure to remediate Year 2000 issue in a timely manner, the Company may arrange for alternate suppliers and scheduling. If this becomes necessary, it is uncertain, until the contingency plans are finalized, whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow.

Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are not expected to be material and have already been largely absorbed. Such costs do not include internal management time, which the Company does not separately track, the effects of which are likewise not expected to be material.


Euro Conversion Issues
----------------------

Effective January 1, 1999, 11 of the 15 member countries of the European Union (the participating countries) established fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries' currency in tandem) will continue to float freely against the U.S. dollar and other currencies of the non-participanting countries. The Company does not believe that the effects of the conversion will have a material adverse on the Company's business and operations.

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

     None.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits
      EXHIBIT 3.4 AMENDMENT No.3 (IRELAND)and WAIVER dated as of June 11, 1999
                  TO CREDIT AGREEMENT DATED AS OF MAY 15, 1998 AMONG IEC ELECTRONICS CORP ANY DESIGNATED AFFLIATE BOROWER(S) THE LENDERS SIGNATORY THERETO AND THE CHASE MANHATTAN BANK AS ADMINISTRATIVE AGENT AND AMENDMENT TO SECURITY AGREEMENT OF PRIMARY BORROWER DATED AS OF MAY 15, 1998

   b.  Reports on Form 8-K

     On July 27, 1999, the Company filed a Current Report on Form 8-K regarding the Company's existing transition plan, the retirement of Russell E. Stingel, and the naming of David W. Fradin as Chief Executive Officer as of October 1, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August 11, 1999                     /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chairman of The Board and
                                        Chief Executive Officer

Dated: August 11, 1999                    /s/Patricia A. Bird
                                    ------------------------------
                                         Patricia A. Bird
                                       Corporate Controller

EXHIBIT 3.4 AMENDMENT No.3 (IRELAND)and WAIVER dated as of June 11, 1999 TO
            CREDIT AGREEMENT DATED AS OF MAY 15, 1998 AMONG IEC ELECTRONICS CORP ANY DESIGNATED AFFLIATE BOROWER(S) THE LENDERS SIGNATORY THERETO and THE CHASE MANHATTAN BANK AS ADMINISTRATIVE AGENT AND AMENDMENT TO SECURITY AGREEMENT OF PRIMARY BORROWER DATED AS OF MAY 15, 1998

                                 AMENDMENT No. 3
                              (IRELAND) and WAIVER

                            DATED AS OF June 11, 1999

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

                      ANY DESIGNATED AFFILIATE BORROWER(S)

                          THE LENDERS SIGNATORY THERETO

                                       AND

                            THE CHASE MANHATTAN BANK
                             AS ADMINISTRATIVE AGENT

                                       AND

                       AMENDMENT TO SECURITY AGREEMENT OF
                                PRIMARY BORROWER
                            DATED AS OF MAY 15, 1998


                             - 1 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                         TABLE OF CONTENTS

RECITALS...............................................................4

  1.  Definitions......................................................5

  2.  Amendments.......................................................6

  3.  Additional Agreements of the Parties............................13

  4.  Representations, Warranties and Covenants Related to Irish Sub..13

  5.  Representations and Warranties Related to Primary Borrower......21

  6.  Irish Sub as Affiliate Borrower.................................22

  7.  Effectiveness...................................................22

  8.  Administrative Agent............................................25

  9.  Administrative Agent's Expenses.................................25

10.  Waiver of Covenant Violation.....................................26

11.  Initial Borrowing................................................26

12.  Primary Borrower Security Agreement-Hedging Agreements...........26

13.  Miscellaneous....................................................28




                             - 2 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                             EXHIBITS

EXHIBIT R4 INVESTMENTS IN IRISH SUB...................................36

EXHIBIT 2.5 SCHEDULE 2.01-Commitments.................................37

EXHIBIT 4.1 QUALIFICATION OF IRISH SUB................................38

EXHIBIT 4.2 REQUIRED CONSENTS.........................................39

EXHIBIT 4.4 MATERIAL ADVERSE EFFECT SINCE March 31, 1999..............40

EXHIBIT 4.7 EXISTING LIENS............................................41

EXHIBIT 4.8 IRISH SUB INDEBTEDNESS....................................42

EXHIBIT 4.15 LABOR MATTERS............................................43

EXHIBIT 4.16 LOCATION OF ASSETS.......................................44

EXHIBIT 4.17 INSURANCE................................................45




                             - 3 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                          AMENDMENT No. 3
                     Waiver and Amendment to
              Security Agreement of Primary Borrower


      Agreement dated as of June 11, 1999 ("Amendment No. 3") among IEC ELECTRONICS CORP. (the "Primary Borrower"), IEC ELECTRONICS IRELAND LIMITED, a company incorporated under the laws of Ireland ("Irish Sub"), each of the Lenders which is a party to the Credit Agreement as defined below (individually a "Lender" and collectively the "Lenders") and THE CHASE MANHATTAN BANK, as Administrative Agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                          R E C I T A L S
      R.1 The Primary Borrower, the Lenders and the Administrative Agent have entered into a Credit Agreement dated as of May 15, 1998, Amendment No. 1 thereto dated as of November 6, 1998 and Amendment No. 2 thereto dated as of November 19, 1998 (as so amended, the "Credit Agreement"). Except as otherwise specified herein, the terms defined in the Credit Agreement are used herein as so defined.
      R.2 As of October 23, 1998, Alabama Sub discontinued its business and the Primary Borrower is in the process of liquidating the Alabama Sub.
      R.3 As contemplated in a Consent and Waiver dated as of August 10, 1998 among the Primary Borrower, each Lender and the Administrative Agent, (the "Irish Sub Consent") the Primary Borrower formed the Irish Sub as a wholly owned Subsidiary, and on August 28, 1998, the Irish Sub acquired certain assets located in Longford, Ireland.
      R.4 Pursuant to the Irish Sub Consent, the Lenders consented to the formation of the Irish Sub for the purpose of completing the acquisition as described in the Irish Sub Consent, and the Lenders waived the provisions of
Section 5.12(a) of the Credit Agreement in connection with the creation of the Irish Sub as a Subsidiary. In addition, in the Irish Sub Consent, the Lenders waived the provisions of Section 5.22 of the Credit Agreement to the extent necessary to permit the Primary Borrower to make certain "Investments" in the Irish Sub. The consents and waivers set forth in Section 2 of the Irish Sub Consent were subject to the condition subsequent set forth in Section 6 of the Irish

                             - 4 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

Sub Consent, which condition has not been met because the aggregate amount of the "Investments" by the Primary Borrower in the Irish Sub exceeds the U.S. Dollar Equivalent of $3,000,000, as described in Exhibit R4 hereof.
      R.5 Section 9.15 of the Credit Agreement contemplates that the parties to the Credit Agreement may designate Subsidiaries of the Primary Borrower as Affiliate Borrowers and/or designate additional Foreign Currencies, by executing amendments to the Credit Agreement which provide for amending Schedule 2.01 of the Credit Agreement and for such other provisions, and for such additional Loan Documents and other documents, as the parties may agree.
      R.6 The Primary Borrower has requested that the Irish Sub be designated as an Affiliate Borrower as contemplated in Section 9.15 of the Credit Agreement.
      R.7 Section 2.20 of the Credit Agreement makes certain provisions for the commencement of the third stage of EMU, which in fact took place on January 1, 1999. In connection with and/or subsequent to the commencement of the third stage of EMU, certain practices and procedures have been adopted in connection with the implementation of EMU that were not contemplated pursuant to Section
2.20 at the time the Credit Agreement was executed in May, 1998, and the parties wish to provide for said revised practices and procedures.
      R.8 Marine Midland Bank has changed its name to HSBC Bank USA. R.9 As of December 31, 1998, Borrower was required to maintain a ratio of not less than 3.50 to 1.0 under Section 5.17 of the Credit Agreement, but Borrower's actual ratio as of that date was 3.46 to 1.0. Primary Borrower has requested that the Lenders waive such non-compliance.
      R.10 The parties desire to amend the Credit Agreement on the terms hereinafter set forth.

      NOW, THEREFORE, the parties agree as follows:
      1. Definitions. Except as otherwise set forth herein, (a) as used in this Amendment No. 3, the terms defined in the Credit Agreement shall have the meanings assigned to them in the Credit Agreement and (b) all references in this Amendment No. 3 to Exhibits shall be construed to refer to exhibits to this Amendment No. 3.

                             - 5 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

      2. Amendments. The Credit Agreement is hereby amended as set forth below:

           2.1 Definitions. The following definitions are added to Section 1.01:

           "Amendment No. 3" shall mean Amendment No. 3 and Waiver to Credit Agreement dated as of May 15, 1998 and Amendment to Security Agreement of Primary Borrower dated as of May 15, 1998.

           "Irish Sub" shall mean IEC Electronics - Ireland Limited, a company incorporated under the laws of Ireland with registered number 291027 and having its registered office at Arthur Cox Building, Earlsfort Terrace, Dublin 2, Ireland

           2.2 Applicable Rate. The definition of Applicable Rate in Section
1.01 shall be amended to read in its entirety as follows:

                "Applicable Rate" means, for any day, with respect to any Eurocurrency Revolving Loan, or with respect to the facility and Letter of Credit fees payable hereunder, as the case may be, the applicable rate per annum, expressed as basis points, set forth below after the caption "Eurocurrency Revolving Spread", "Letter of Credit Fee Rate", or "Facility Fee Rate", as the case may be, based upon the "usage percentage" on such day, as determined by the Administrative Agent. On any day, the "usage percentage" shall equal the Revolving Credit Exposure divided by the total of all Commitments on such day. Each change in the Applicable Rate shall be applicable to all existing Loans and Letters of Credit as well as any new Loans made or Letters of Credit issued.



Tier                 I         II          III         IV

Usage Percentage    <25%   >25%<50%      >50<75%      >75%
                    -          -            -
Facility Fee Rate    25        35           50         50
Eurocurrency        100        165         225         275
Revolving Spread
Letter of Credit    100        165         225         275
Fee Rate
      <  means less than or equal to
      -
      >  means greater than


                             - 6 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           2.3 LIBO Rate. The definition of LIBO Rate in Section 1.01 shall be amended to read in its entirety as follows:
           "LIBO Rate" means, with respect to any Eurocurrency Borrowing, for any Interest Period, the rate appearing on Page 3750 or Page 3740, as applicable, of the Telerate Service (or on any successor or substitute pages of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such pages of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to deposits of the relevant Currency in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for deposits of the relevant Currency with a maturity comparable to such Interest Period, provided, that if such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurocurrency Borrowing for such Interest Period shall be the rate at which deposits of the relevant Currency for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent, in an amount comparable to the principal amount of the Administrative Agent's share of the Borrowing to which such Interest Period applies, in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

           2.4. Warehoused Inventory.  The definition of Warehoused Inventory in
Section 1.01 is hereby amended to read in its entirety as follows:
           "Warehoused Inventory" means inventory (i) of the Primary Borrower that is not located at 105 Norton Street, Newark, New York, or of Texas Sub that is not located at 1920 S.E. Industrial Park Drive, Edinburg, Texas, (ii) that is located at a warehouse, pursuant to a written agreement, which warehouse is not owned or leased in its entirety by the Primary Borrower or Texas Sub, and (iii) that is so located for the purpose of providing just in time delivery of such inventory to a customer which is not an Affiliate of the Primary Borrower.

           2.5. Schedule 2.01. Schedule 2.01 to the Credit Agreement shall be amended in its entirety to read as set forth in Exhibit 2.5 to this Amendment No. 3.

           2.6 Sections 2.01(a) and 2.04(a). Sections 2.01(a) and 2.04(a) are amended to provide (i) that the Irish Sub may borrow only Revolving Loans, which may be

                             - 7 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
borrowed only in Dollars, Irish Pounds and/or euros, and (ii) the Primary Borrower shall be permitted to borrow Revolving Loans and Competitive Loans only in Dollars.

           2.7 Section 2.01(b)(ii) - Commitments. Section 2.01(b)(ii) is amended so that the unused Revolving Credit Sublimit of the Irish Sub shall not be deemed reduced by the amounts of the "Investments" described in Exhibit R4 to this Amendment No. 3 except that it shall be reduced by the $1,459,765 of such Investments listed in Section 11 of this Amendment No. 3 until such Investments are repaid by the Irish Sub to the Primary Borrower pursuant to Section 11.

           2.8 Section 2.06(a)-Letters of Credit. Section 2.06(a) is amended to provide that the Irish Sub may not request the issuance of Letters of Credit for its account.

           2.9 Section 2.13(f) -Interest. Section 2.13(f) shall be amended to read in its entirety as follows:
           (f) All interest hereunder shall be computed on the basis of a year of three hundred sixty (360) days; and in each case interest shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

           2.10 Section 2.20 - European Economic and Monetary Union. Section
2.20 of the Credit Agreement shall be amended to read in its entirety as follows:

           SECTION 2.20. European Economic and Monetary Union. (a) Definitions. In this Section 2.20 and in each other provision of this Agreement to which reference is made in this Section expressly or impliedly, the following terms have the meanings given to them in this Section:

                             - 8 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                "commencement of the third stage of EMU" means January 1, 1999, the date of commencement of the third stage of EMU, as contemplated by the Treaty on European Union;

                "EMU" means economic and monetary union as contemplated in the Treaty on European Union;

                "EMU legislation" means legislative measures of the European Council, from time to time, for the introduction of, changeover to or operation of a single or unified European currency (whether known as the euro or otherwise), being in part the implementation of the third stage of EMU;

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

           (b) Effectiveness of Provisions. The provision of paragraphs (c) to
           (h) below (inclusive) became effective at and from the commencement of the third stage of EMU, provided, that if and to the extent that any such provision relates to any state (or the Foreign Currency of such state) that is not a participating member state on the commencement of the third stage of EMU, such provision shall become effective in relation to such state (and the national currency unit of such state) at and from the date on which such state becomes a participating member state.

           (c) Redenomination and Alternative Currencies. So long as any EMU legislation provides that an amount denominated either in the euro or in a Foreign Currency constituting the national currency unit of a participating member state, and

                             - 9 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
           payable within that participating member state by crediting an account of the creditor, can be paid by a debtor either in the euro unit or in that national currency unit, each Borrower having the right to borrow any such Foreign Currency shall be entitled to elect to borrow Loans, and to have Letters of Credit issued, that are denominated either in the euro unit or in such national currency unit. Each such Loan shall be advanced and, subject to the provisions of Section 2.06, each such Letter of Credit shall be issued, in the Currency so elected by the Borrower. To the extent provided in this Agreement, all payments and reimbursements with respect to such Loans and Letters of Credit shall be made in the Currency so elected; provided, however, that to the extent it may hereafter be so required by any existing or future EMU legislation, (i) no Borrower shall thereafter have the right to have Loans advanced or Letters of Credit issued in any such national currency unit, (ii) all such Loans thereafter advanced and all such Letters of Credit thereafter issued shall be denominated in the euro, and (iii) each then outstanding obligation under this Agreement which was previously denominated in the national currency unit of a participating member state shall be redenominated into the euro unit at the official rate published on December 31, 1998.

           (d) Payments by the Administrative Agent to the Lenders. Any amount of a national currency unit or a euro that is received by the Administrative Agent and is payable by the Administrative Agent to the Lenders under this Agreement shall be paid in the Currency in which it was received by the Administrative Agent.

           (e) Payments by the Administrative Agent Generally. With respect to the payment of any amount denominated in the euro or in a national currency unit, the Administrative Agent shall not be liable to the Borrower or any of the Lenders in any way whatsoever for any delay, or the consequences of any delay, in the crediting to any account of any amount required by this Agreement to be paid by the Administrative Agent if the Administrative Agent shall have taken all relevant steps to achieve, on the date required by this Agreement, the payment of such amount in immediately available, freely transferable, cleared funds (in the euro unit or, as the case may be, in a national currency unit) to the account which a Borrower or, as the case may be, any Lender shall have specified for such purpose. In this paragraph (e), "all relevant steps" means all such steps as may be prescribed from time to time by the regulations or operating procedures of such clearing or

                             - 10 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
           settlement system as the Administrative Agent may from time to time determine for the purpose of clearing or settling payments of the euro or such national currency unit.

           (f) Basis of Accrual. If the basis of accrual of interest or fees expressed in this Agreement with respect to a Foreign Currency that is the national currency unit of any state that becomes a participating member state shall be inconsistent with any convention or practice in the London interbank market, such convention or practice shall replace such expressed basis effective as of and from the date on which such state becomes a participating member state; provided, that if any Loan in the national currency unit of such state is outstanding immediately prior to such date, such replacement shall take effect, with respect to such Loan, at the end of the then current Interest Period.

           (g) Rounding and Other Consequential Changes. Without prejudice and in addition to any method of conversion or rounding prescribed by any EMU legislation and without prejudice to the respective liabilities for indebtedness of a Borrower to the Lenders and the Lenders to the Borrowers under or pursuant to this Agreement, except as expressly provided in this Section, each provision of this Agreement shall be subject to such reasonable changes of construction as the Administrative Agent may from time to time specify to be necessary or appropriate to reflect the introduction of or changeover to the euro in participating member states.

           (h) Increased Costs. The Primary Borrower shall from time to time, at the request of the Administrative Agent, pay to the Administrative Agent for the account of each Lender or the Issuing Bank the amount of any cost or increased cost incurred by, or of any reduction in any amount payable to or in the effective return on its capital to, or of interest or other return foregone by, such Lender or the Issuing Bank or any holding company of such Lender or the Issuing Bank as a consequence of this Agreement or the Loans and as a result of the introduction of, changeover to or operation of the euro in any participating member state. A certificate of a Lender or the Issuing Bank setting forth the amount or amounts reasonably deemed necessary to compensate such Lender or the Issuing Bank or its holding company, as the case may be, as specified in this paragraph shall be delivered to the Primary Borrower. The Primary Borrower shall pay such Lender or the Issuing Bank, as the case may be, the amount shown as due on any such certificate within ten (10) days after receipt

                             - 11 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
           thereof. Failure or delay on the part of any Lender or the Issuing Bank to demand compensation pursuant to this paragraph shall not constitute a waiver of such Lender's or the Issuing Bank's right to demand such compensation; provided that the Primary Borrower shall not be required to compensate a Lender or the Issuing Bank pursuant to this paragraph for any cost, increased costs or reductions incurred more than sixty (60) days prior to the date that such Lender or the Issuing Bank, as the case may be, notifies the Primary Borrower of the circumstances giving rise to such cost, increased costs or reductions and of such Lender's or the Issuing Bank's intention to claim compensation therefor; provided further that, if the circumstances giving rise to such costs, increased costs or reductions are retroactive, then the sixty (60) day period referred to above shall be extended to include the period of retroactive effect thereof. Notwithstanding the foregoing provisions of this paragraph, a Lender shall not be entitled to compensation pursuant to this paragraph in respect of any Competitive Loan if the circumstances that would otherwise entitle it to such compensation shall have been publicly announced prior to submission of the Competitive Bid pursuant to which such Loan was made.

           2.11 Section 5.02(h)-Financial Officer's Certificate. Clause (ii) of
Section 5.02(h) is amended to eliminate the requirement for setting forth a computation of the Applicable Rate in the Financial Officer's certificate required pursuant to Section 5.02(h).

           2.12 Section 5.29 - Location of Assets. Section 5.29 shall be amended to provide that the assets of the Irish Sub shall be kept at the address described in Exhibit 4.16 to Amendment No. 3 and the Irish Sub shall not change the location of any such assets except in compliance with each Security Agreement executed by it.

           2.13 Section 9.01 - Notices. The first paragraph of Section 9.01 shall be amended to provide that the address of the Irish Sub for notices shall be that set forth on its signature page to this Amendment No. 3.


                             - 12 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

      3. Additional Agreements of the Parties.
           3.1 Definition of Security Agreements. All parties agree that the Debenture to be executed by the Irish Sub pursuant to Section 7.5 of this Amendment No. 3 and the Charge of Shares to be executed by the Primary Borrower pursuant to Section 7.5 of this Amendment No. 3 shall each be deemed a Security Agreement, as such term is defined in the Credit Agreement.

           3.2 Irish Sub Consent. Upon this Amendment No. 3 becoming effective, the Irish Sub Consent shall be terminated and of no further force or effect, and each Lender hereby waives the provisions of:

                (a) Section 5.12(a) of the Credit Agreement as it relates to the creation of the Irish Sub as a Subsidiary; and

                (b) Section 5.22 of the Credit Agreement, to the extent necessary to permit those loans, advances and investments by the Primary Borrower in the Irish Sub that are described in Exhibit R4 to this Amendment No. 3, other than those listed in Section 11 of this Amendment No. 3; provided that this waiver shall not extend to any additional loans, advances or investments, or to any refinancing or renewals with respect to any such permitted Investments.

      4. Representations, Warranties and Covenants Related to Irish Sub. Primary Borrower and Irish Sub jointly and severally represent, warrant and covenant to the Lenders that:

           4.1  Existence, Ownership and Legal Power.

           (a) Irish Sub is a company duly incorporated and validly existing under the laws of Ireland. Irish Sub is duly qualified to do business and, where relevant, is in good standing, in all jurisdictions in which it owns substantial properties or in which it conducts

                             - 13 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
substantial business or in which any of its activities make such qualification necessary, each of which jurisdictions is indicated on Exhibit 4.1, except in those jurisdictions in which failure to so qualify would not result in a material adverse impact on such Borrower's ability to conduct business or own properties. If, subsequent to the date of this Amendment No. 3, such Borrower does not qualify in any such jurisdictions to do business or to own properties, such Borrower shall give the Administrative Agent prompt written notice of such change in circumstances.

           (b) At the date of this Amendment No. 3, Irish Sub owns no interest in any Subsidiary.

           (c) Irish Sub has all requisite power and authority under the laws of Ireland to carry on its business and to enter into and carry out the terms of this Amendment No. 3, the Credit Agreement and the other Loan Documents to which it is a party.

           4.2 Right to Act. None of the execution and delivery by the Irish Sub of this Amendment No. 3 or any other Loan Documents, the consummation of transactions contemplated by the Credit Agreement and those documents, nor compliance with their terms and provisions will:

           (a) conflict with or result in a breach of any of the terms, conditions or provisions of the Memorandum and Articles of Association of the Irish Sub or any law or any regulation, order, writ, injunction or decree of any court or Governmental Authority, or any agreement or instrument to which the Irish Sub is a party or is subject or by which the properties of such Borrower may be bound;

           (b) result in the creation or imposition of any Lien upon the property or assets of the Irish Sub, except for the Liens granted to the Lenders pursuant to this Amendment No. 3 and the other Loan Documents;


                             - 14 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           (c) require the consent of any Person other than as indicated in
Exhibit 4.2; or

           (d) other than the Form 47 and Notification to the Revenue Commissioners, require any consent or approval of, registration or filing with, or any other action by any Governmental Authority, except such as have been obtained or made and are in full force and effect.

           4.3 Approval by Necessary Organizational Action. The Irish Sub's execution and delivery of this Amendment No. 3 and the other Loan Documents executed by it, the Irish Sub's making of the Borrowings contemplated or permitted by this Amendment No. 3 and the Credit Agreement, and the other transactions contemplated hereby and thereby have each been duly authorized by all necessary shareholder, board and other corporate action on the part of such Borrower. Amendment No. 3 and the other Loan Documents executed by Irish Sub have been duly and validly executed and delivered by such Borrower, and such documents and the Credit Agreement as amended by this Amendment No. 3, constitute the valid and legally binding agreements of such Borrower enforceable in accordance with their terms, except as may be limited by (a) bankruptcy, insolvency, or other laws of general application relating to or affecting the enforcement of creditors' rights and remedies generally and (b) where applicable, the exercise of judicial discretion in accordance with general principles of equity.

           4.4  Financial Statements.

           (a) At the date of this Amendment No. 3, each consolidated and consolidating financial statement and all other related information theretofore furnished to the Administrative Agent and the Lenders by the Primary Borrower and its Subsidiaries, including the Irish Sub, have been prepared in accordance with GAAP consistently applied in the preparation of the Primary Borrower's and its Subsidiaries' previous financial statements, are true and complete, and fairly present the Primary Borrower's and its Subsidiaries', including the Irish Sub, financial condition and results of operations as of the

                             - 15 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
date of each statement or other information and for the respective period(s) stated; provided that, with respect to projected financial information, the Primary Borrower and its Subsidiaries, including the Irish Sub represent only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

           (b) Except as set forth in Exhibit 4.4, there has been no change that constitutes a Material Adverse Effect in the Irish Sub's financial condition, properties, business or operations, since March 31,1999, the date of the Irish Sub's most recent financial statements delivered to the Administrative Agent and the Lenders prior to the date of this Amendment No. 3.

           (c) The Primary Borrower has delivered to the Administrative Agent and the Lenders copies of the most recent consolidated and consolidating annual and quarterly financial statements of the Primary Borrower and its Subsidiaries, including the Irish Sub.

           4.5 Litigation; Regulatory Compliance. Except as may be described in the opinion of counsel delivered pursuant to Section 7.6 of this Amendment No. 3.

           (a) At the date of this Amendment No. 3, there are no actions, suits or proceedings pending or threatened against or affecting Irish Sub before any court or before any Governmental Authority which involve the possibility of any judgment or liability not covered in full by insurance or which could in one case or in the aggregate result in any Material Adverse Effect on the business, operations, property, assets or financial condition of the Irish Sub. If, subsequent to the date of this Amendment No. 3, there are any such actions, suits or proceedings pending or threatened against or affecting Irish Sub, the Primary Borrower shall give the Administrative Agent and the Lenders prompt written notice of such actions, suits or proceedings.

           (b) Irish Sub is not in default with respect to any order, writ, injunction or decree of any court, arbitrator or Governmental Authority with which such Borrower is obligated to comply.

                             - 16 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           4.6  Plan Compliance.  At the date of this Agreement:

           (a) No Governmental Authority has asserted that Irish Sub has incurred any material liability in connection with any Plan nor has Irish Sub incurred any such material liability.

           (b) No Lien has been attached and no Person has threatened to attach a Lien on any property of Irish Sub as a result of such Borrower's failure to comply with any act or regulations related to any Plan.

           4.7 Title and Freedom from Liens. At the date of this Amendment No. 3, Irish Sub has good, marketable and indefeasible title to all of its properties and assets, real and personal, free and clear of all Liens and encumbrances, except for the following:

           (a) in the case of real properties, easements, restrictions, exceptions, reservations or defects which, in the aggregate, do not interfere materially with the continued use of such properties for the purposes for which they are used and do not affect materially the value thereof;

           (b) pledges, deposits or stay or appeal bonds to secure obligations under workers' compensation laws or similar legislation or to secure performance in connection with bids, tenders and contracts (other than contracts for the payment of borrowed money) to which Irish Sub is a party;

           (c) deposits to secure public or statutory obligations of Irish Sub or otherwise required by law or government regulations as a condition of transacting business or executing any right, privilege or license;

           (d) materialmen's, mechanics', carriers', workers' or other like Liens arising in the ordinary course of business, or deposits of cash to obtain the release of such Liens;


                             - 17 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           (e) Liens for taxes, assessments or governmental charges which are not delinquent or are being contested in good faith and against which adequate reserves have been provided. If any such amount is in excess of the U.S. Dollar Equivalent of $100,000, Primary Borrower will notify the Administrative Agent and the Lenders as soon as reasonably practicable; and

           (f) mortgages, liens, security interests or encumbrances granted to the Lenders or in existence as of the date of this Amendment No. 3, as described in Exhibit 4.7 to this Amendment No. 3.

           4.8 Existing Debts. On the date of this Amendment No. 3, the Irish Sub has no Indebtedness except for (a) trade credit incurred in the ordinary course of business and (b) the Indebtedness described in Exhibit R4 to this Amendment No. 3 and any other Indebtedness set forth in Exhibit 4.8 to this Amendment No. 3.

           4.9 Margin Stock. The Irish Sub is not engaged principally, or as one of its important activities, in the business of extending or arranging for the extension of credit for the purpose of purchasing or carrying "margin security" or "margin Stock" (as defined in Regulations G and U issued by the Board). The Irish Sub does not own or intend to carry or purchase any "margin security" or "margin Stock". The Irish Sub will not use the proceeds of any Loan to purchase or carry (or refinance any borrowings the proceeds of which were used to purchase or carry) any "margin security" or "margin Stock."

           4.10 Compliance with Conditions Precedent. The Irish Sub has taken all actions required of it in order to comply with all the conditions set forth in Section 7 of this Amendment No. 3.

           4.11 Environmental Matters. Except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, the Irish Sub (i) has not failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any

                             - 18 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

Environmental Law, (ii) has not become subject to any Environmental Liability,
(iii) has not received notice of any claim with respect to any Environmental Liability and (iv) knows of no basis for any Environmental Liability.

           4.12 Taxes. The Irish Sub has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Irish Sub has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

           4.13 Disclosure. The Primary Borrower has disclosed to the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. Subject to the proviso contained in Section 4.4(a) of this Amendment No. 3, with respect to projected financial information, none of the reports, financial statements, certificates or other information furnished by or on behalf of the Irish Sub to the Administrative Agent or any Lender in connection with the negotiation of this Amendment No. 3 or delivered hereunder (as modified or supplemented by other information so furnished) contains, as of the date such material is furnished, any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

           4.14 Loan Documents. All of the representations and warranties contained in Security Agreements to be executed and delivered by the Irish Sub pursuant to Section 7.5 below are complete and accurate.

           4.15 Labor Matters. Except as described in Exhibit 4.15, as of the date of this Amendment No. 3, there are no strikes, lockouts, slowdowns or other industrial disputes against the Irish Sub pending or, to the knowledge of the Primary Borrower or the

                             - 19 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

Irish Sub, threatened; and the Irish Sub has complied in all material respects with all applicable local or, to the knowledge of the Primary Borrower and the Irish Sub, foreign laws, regulations, orders and awards relating to the employment of labor including, without limitation, provisions thereof relating to the notice of termination, wages, hours of work, holidays, equal opportunity, anti-discrimination, health and safety, collective bargaining and the payment of social security, levies and other taxes. All payments due from the Irish Sub, or for which any claim may be made against the Irish Sub, on account of wages, social security, levies and other taxes, have been paid or accrued as a liability on the books of the Irish Sub. The consummation of the transactions contemplated in this Amendment No. 3 will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Irish Sub is bound.

           4.16 Locations of Assets. The Irish Sub is, as of the date of this Amendment No. 3, engaged in business at the addresses listed on Exhibit 4.16; and as of the date of this Amendment No. 3, the assets of the Irish Sub and all of its records relating to such assets, are kept at the addresses indicated on such Exhibit.

           4.17 Insurance Program. As of the date of this Amendment No. 3, the Irish Sub maintains the insurance, with the insurance companies, described in
Exhibit 4.17.

           4.18 Year 2000. Any reprogramming required to permit the proper functioning, in and following the year 2000, of (i) the Irish Sub's computer systems and (ii) equipment containing embedded microchips (including systems and equipment supplied by others or with which Irish Sub's systems interface) and the testing of all such systems and equipment, as so reprogrammed, will be completed without resulting in any Default or any Material Adverse Effect. The cost to the Irish Sub of such reprogramming and testing and of the reasonably foreseeable consequences of year 2000 to the Irish Sub (including, without limitation, reprogramming errors and the failure of others who provide to the Irish Sub computer services, systems or equipment) will not result in a Default or a Material Adverse Effect. In the opinion of the management of the Primary Borrower, except for

                             - 20 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Irish Sub are and, with ordinary course replacement, upgrading and maintenance, will continue for the term of the Credit Agreement to be, sufficient to permit the Irish Sub to conduct its business without Material Adverse Effect.

      5. Representations and Warranties Related to Primary Borrower. The Primary Borrower hereby represents and warrants to the Lenders that:

           5.1 Corporate Power and Authority: No Conflicts. The execution, delivery and performance by the Primary Borrower and Irish Sub of this Amendment No. 3, and by Texas Sub of the Guarantor Consent attached hereto, have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of the Primary Borrower's stockholders; (b) contravene the charter or by-laws of Primary Borrower or any of its Subsidiaries; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Primary Borrower or any of its Subsidiaries or Affiliates (other than any appropriate disclosure required to be contained in periodic reports to be filed by the Primary Borrower pursuant to the Securities Exchange Act of 1934 and applicable regulations thereunder); (d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Primary Borrower or any of its Subsidiaries is a party or by which any of them or their properties may be bound or affected; or (e) cause the Primary Borrower or any Subsidiary to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

           5.2 Legally Enforceable Agreement. Each of this Amendment No. 3, the Credit Agreement, and the Primary Borrower's Security Agreement, each as amended by this Amendment No. 3, and the Guarantor Consent attached to this Amendment No. 3, is a legal, valid and binding obligation of the Primary Borrower and Texas Sub, as the case

G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
may be, enforceable against the Primary Borrower and Texas Sub in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

           5.3 Recitals. The statements set forth in Recitals R.2, R.3, R.4 and
R.9 are true and correct.

           5.4 No Default. On and as of the date of this Amendment No. 3 and after giving effect to this Amendment No. 3 and to the other Loan Documents required to be executed by the Irish Sub pursuant to this Amendment No. 3, no event has occurred and is continuing which constitutes a Default or Event of Default.

      6. Irish Sub as Affiliate Borrower. By its signature on this Amendment No. 3,

           (a) the Administrative Agent, the Primary Borrower and the Lenders hereby designate the Irish Sub as an Affiliate Borrower and a party to the Credit Agreement, effective as of the date on which this Amendment No. 3 becomes effective pursuant to Section 7 hereof, with all of the rights, duties and obligations provided with respect to such Affiliate Borrower under the Credit Agreement, as amended by this Amendment No. 3; and

           (b) the Irish Sub hereby agrees that it shall become an Affiliate Borrower and shall thereby be entitled to all of the rights, and shall be subject to all of the duties and obligations, of an Affiliate Borrower pursuant to the terms of the Credit Agreement, as amended by this Amendment No. 3.

      7. Effectiveness. This Amendment No. 3 shall be of no force or effect unless and until the date on which each of the following conditions is satisfied:

           7.1 Executed Amendment. The Primary Borrower and the Administrative Agent shall have each received counterparts of this Amendment No. 3 duly executed by

                             - 22 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

(a) the Primary Borrower, Texas Sub, the Administrative Agent and all of the Lenders, and (b) the Irish Sub.

           7.2 Amendment/Waiver Fee. The Administrative Agent shall have received, for the account of the Lenders, an amendment/waiver fee of $62,500.00, and the Administrative Agent shall deliver to each Lender its Applicable Percentage of such fee.

           7.3 Corporate Action. The Administrative Agent shall have received certified copies of (a) resolutions of the Board of Directors of the Primary Borrower, in form and content reasonably satisfactory to the Administrative Agent, authorizing the Primary Borrower's execution, delivery and performance of this Amendment No. 3 and all other documents required pursuant hereto to which the Primary Borrower is a party, and (b) appropriate resolutions of the Irish Sub, in form and content reasonably satisfactory to the Administrative Agent, authorizing the Irish Sub's execution, delivery and performance of this Amendment No. 3 and of all other Loan Documents required pursuant hereto to which the Irish Sub is a party.

           7.4 Representations and Warranties. On and as of the date on which all other conditions set forth in this Section 7 are met, all of the representations and warranties contained in (a) Section 5 and (b) Section 4 above must be true and correct.

           7.5 Irish Sub Security Agreements. The Administrative Agent shall have received:
                (a) a Debenture, in a form satisfactory to the Lenders, executed by the Irish Sub and the Administrative Agent, as Security Trustee, providing for a Lien in favor of the Lenders against the assets of the Irish Sub, to secure the Irish Sub's obligations under the Credit Agreement as an Affiliate Borrower;

                (b) a Charge of Shares, duly executed by the Primary Borrower and the Administrative Agent, as Security Trustee, in a form satisfactory

                             - 23 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
                to the Lenders, providing for a pledge by the Primary Borrower to the Lenders of 65% of the outstanding shares of the Irish Sub, to secure the obligations of the Primary Borrower under the Credit Agreement; and

                (c) any and all documents, filings, stock certificates and other instruments provided for in either of said Security Agreements and/or necessary, in the reasonable opinion of Irish counsel for the Administrative Agent, for the perfection of the Lien of the Lenders under and pursuant to such Security Agreements.

           7.6 Opinion. An Opinion of Arthur Cox in a form satisfactory to the Lenders.

           7.7 Credit Searches. Appropriate searches in Ireland, evidencing the due incorporation and continued existence of the Irish Sub and the freedom from liens of the assets of the Irish Sub, as represented in this Amendment No. 3 and in the Security Agreements to be executed by the Irish Sub pursuant hereto.

Provided, however, that if all of the conditions described in clause (a) of each of Sections 7.1, 7.3, and 7.4 and in Section 7.2, are met, this Amendment No. 3 shall become fully effective, except that the "Irish Sub Provisions" shall not become effective until all of the remaining conditions are met. For purposes of the preceding sentence, the term "Irish Sub Provisions" shall be deemed to refer to the following Sections and provisions of this Amendment No. 3:

           (a)  Section 2.5, to the extent it refers to sections 2 and 3 of
                Schedule 2.01.

           (b) Sections 2.6, 2.7, 2.8, 2.12, 2.13, 3 and 4.

           (c) Section 5.3, to the extent that it refers to the Irish Sub.

                             - 24 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           (d) Section 5.4, to the extent it refers to the Default described in Recital R4 above.

           (e) Sections 6, 8 and 11.

           (f) Sections 13.5(b) and (c), to the extent that they relate to the Irish Sub.

      The Administrative Agent shall notify the Primary Borrower and the Lenders of the effective date of this Amendment No. 3, and of the effective date, if different, of the Irish Sub Provisions, and each such notice shall be conclusive and binding. Notwithstanding the foregoing, this Amendment No. 3 shall not become effective at all unless it becomes effective, at least in part, pursuant to this Section 7, at or prior to 3:00 p.m., New York City time, on July 15, 1999 (and, in the event it does not become effective, at least in part, at or prior to such time, this Amendment No. 3 shall not have any force or effect). Further, if the Irish Sub Provisions do not become effective at or prior to such time, then the Irish Sub Provisions shall not thereafter become effective and shall not have any force or effect.

      8. Administrative Agent. The appointment by each of the Lenders, in
Article VIII of the Credit Agreement, of the Administrative Agent as its agent under the Loan Documents, shall include appointment of the Administrative Agent as its agent, acting as Security Trustee for the Lenders, as Secured Parties, under each of the Security Agreements to be executed by Irish Sub pursuant to
Section 7.5 of this Amendment No. 3. The Administrative Agent's rights, duties and obligations as such agent are set forth in and controlled by the Credit Agreement, as amended hereby.

      9. Administrative Agent's Expenses. Primary Borrower agrees to pay the Administrative Agent for all costs, expenses and charges (including, without limitation, fees and charges of external legal counsel for the Administrative Agent) incurred by the Administrative Agent in connection with the negotiation, preparation and execution of this Amendment No. 3 and the documents executed in connection herewith.


                             - 25 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

      10. Waiver of Covenant Violation. In reliance on the representation and warranty, set forth in Section 5.3 above, each of the Lenders waives the violation, as of December 31, 1998, of Section 5.17 of the Credit Agreement, described in Recital R.9 of this Amendment No. 3. However, this waiver of the Primary Borrower's violation as of December 31, 1998 of Section 5.17 shall not be deemed a waiver with respect to any subsequent violations of such Section
5.17 or any other Section of the Credit Agreement.

      11. Initial Borrowing. Immediately upon the Primary Borrower receiving notice of this Amendment No. 3 becoming effective pursuant to Section 7 above, the Irish Sub shall request a Revolving Borrowing pursuant to Section 2.03 of the Credit Agreement in an amount sufficient to make the payments required pursuant to the next sentence. The proceeds of such Borrowing shall be used to repay the Primary Borrower for the following intercompany advances described on Exhibit R4 to this Amendment No. 3:

      DESCRIPTION OF ADVANCE                   AMOUNT


      Universal Instruments                    $   334,765
      Cash-December                            $   400,000
      Cash-January                             $   225,000
      Cash  February                           $   300,000
      Cash-May                                 $   200,000
                                               -----------
      TOTAL                                    $1,459,765


If such notice of Borrowing is given as required above, and if Borrowing proceeds are so applied promptly upon receipt thereof by the Irish Sub, the amount of the above-described advances from the Primary Borrower to the Irish Sub shall not be deemed to have been outstanding for purposes of Section 5.22 of the Credit Agreement.

      12. Primary Borrower Security Agreement-Hedging Agreements. The Security Agreement executed by the Primary Borrower is hereby amended as follows:

           12.1 Secured Obligations. The definition of Secured Obligations is amended to add the following at the end thereof:

                             - 26 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8
           and (c) to any Lender for Debtor's obligations under or pursuant to any Hedging Agreement(s) between such Lender and the Debtor providing for interest rate protection and related to Debtor's obligations under the Credit Agreement, to the extent that such Hedging Agreement obligations qualify as Secured Obligations pursuant to Section 7 hereof (also "Qualifying Obligations").

           12.2 Section 7 - Qualifying Obligations. Section 7 of such Security Agreement, beginning with the introductory paragraph of Section 7 through
Section 7.4 of such Security Agreement, is hereby amended to read as follows:
                7. Qualifying Obligations. All debts, liabilities and obligations of the Debtor to any Lender (i) for reimbursement obligations related to one or more letters of credit issued by such Lender at the request of the Debtor, other than Letters of Credit issued pursuant to the Credit Agreement, and (ii) under or pursuant to any Hedging Agreement(s) between such Lender and the Debtor providing for interest rate protection and related to Debtor's obligations under the Credit Agreement, in each case qualify as Secured Obligations, and therefore constitute Qualifying Obligations, provided that the following conditions are met in connection with each such letter of credit issued by any such Lender and/or each such Hedging Agreement between Debtor and such Lender:

                7.1 In the case of a letter of credit, the issuing Lender and the Debtor shall provide written notice to the Administrative Agent, not less than ten (10) days prior to the issuance, extension or modification of any such letter of credit, setting forth the face amount, the beneficiary and the term of such letter of credit, the terms of any extension or modification to any such letter of credit and the approximate date on which the Lender expects to issue, extend or modify such letter of credit. In the case of a Hedging Agreement, the Lender and the Debtor shall provide written notice to the Administrative Agent, as soon as possible prior to the execution or modification of any such Hedging Agreement, briefly describing the terms thereof and the indebtedness under the Credit Agreement to which such Hedging Agreement relates.

                7.1.1This obligation to provide written notice prior to the execution or modification of any Hedging Agreement shall not apply to those Hedging Agreements outstanding as of the date of execution of the Amendment No. 3 ("Prior Agreements").


                             - 27 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                7.2 The issuance of such letter of credit or the execution of such Hedging Agreement shall not cause the Debtor to violate
                Section 5.20 (d) of the Credit Agreement and the Lender and the Debtor shall not have received from the Administrative Agent any notice that the issuance of such letter of credit or the execution of such Hedging Agreement will or may cause the Debtor to be in violation of such Section.

                7.3 The Administrative Agent shall have received, under a cover letter executed by the Lender and the Debtor, a copy of (i) such letter of credit, of all reimbursement agreements between such Lender and the Debtor executed in connection therewith, and of any documents evidencing any extension or modification thereof, not later than five (5) days after the actual issuance, extension or modification of such letter of credit or (ii) a copy of such Hedging Agreement, not later than five (5) days after the execution of same by the Lender and Debtor.

                7.3.1Copies of any and all Prior Agreements shall be provided by the issuing Lender to the Administrative Agent within ten (10) days of the execution of Amendment No. 3.

                7.3.2Upon the written request of any Lender, the Administrative Agent shall provide the following information to such Lender regarding a Hedging Agreement or any Prior Agreements hereunder:
                (a) face amount; (b) issue date; (c) maturity; and (d) any extension, amendment or modification thereof.

                7.4 The Administrative Agent shall have received a notice, executed by such Lender and the Debtor, notifying the Administrative Agent of (i) the date and amount of any drawing under such letter of credit, or of the expiration or termination of such letter of credit or (ii) any default or acceleration of Debtor's obligations under such Hedging Agreement.

      13.  Miscellaneous.

           13.1 Use of Terms. Except as expressly provided in this Amendment No. 3, the Credit Agreement and each of the other Loan Documents shall remain unchanged and in full force and effect, except that each reference in the Credit Agreement, and in any other Loan Document and in any agreements, certificates and notices simultaneously herewith or hereafter executed under or pursuant to the Credit Agreement or the other

                             - 28 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

Loan Documents, to the "Credit Agreement", "this Agreement", "hereof", "herein" and similar terms referring to the Credit Agreement, shall be deemed to refer to the Credit Agreement as amended by this Amendment No. 3.

           13.2 Survival. All covenants, agreements, representations and warranties made by each Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Amendment No. 3 shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Amendment No. 3 and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, the Issuing Bank or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Amendment No. 3 is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated.

           13.3 Counterparts; Integration; Effectiveness. This Amendment No. 3 may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Amendment No. 3 constitutes the entire contract among the parties relating to the subject matter hereof and supersedes any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 7, this Amendment No. 3 shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns (except as provided in the last paragraph of Article VIII of the Credit Agreement). Delivery of an executed counterpart of a signature page of this Amendment No. 3 by telecopy shall be effective as delivery of a manually executed counterpart of this Amendment No. 3.

                             - 29 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           13.4 Severability. Any provision of this Amendment No. 3 held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

           13.5 Governing Law; Jurisdiction; Consent to Service of Process.

           (a) This Amendment No. 3 and all rights of the parties arising out of or relating to this Amendment No. 3 and the transactions contemplated herein shall be construed in accordance with and governed by the law of the State of New York applicable to contracts and transactions made and to be wholly performed in such state, without regard to conflict of laws principles.

           (b) Each of Primary Borrower and Irish Sub hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in Monroe County and of the United States District Court for the Western District of New York sitting in Monroe County, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Amendment No. 3 and the transactions contemplated herein, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Amendment No. 3 shall affect any right that the Administrative Agent, the Issuing Bank or any Lender may otherwise have to bring any action or proceeding relating to this Amendment No. 3 and the transactions contemplated herein against Primary Borrower, Irish Sub or the properties of either in the courts of any jurisdiction.

                             - 30 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

           (c) Each of Primary Borrower and Irish Sub hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Amendment No. 3 and the transactions contemplated herein in any court referred to in paragraph
(b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

           13.6 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AMENDMENT NO. 3 OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AMENDMENT NO. 3 BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

           13.7 Headings. Article and Section headings used herein are for convenience of reference only, are not part of this Amendment No. 3 and shall not affect the construction of, or be taken into consideration in interpreting, this Amendment No. 3.



                             - 31 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

      IN WITNESS WHEREOF, the parties have caused this Amendment No. 3 to be executed as of the date first above written.


                                        IEC ELECTRONICS CORP.



                                        By /s/David W. Fradin
                                        ---------------------
                                        Name:David W. Fradin
                                        Title:President
                                             IEC Electronics


ADDRESS FOR NOTICES                     IEC ELECTRONICS-IRELAND LIMITED



IEC Electronics -- Ireland Limited      By/s/David W. Fradin
                                        --------------------
IDA Industrial Estate                   Name:David W. Fradin
Ballinalee Road                         Title:President
Longford, Ireland                              IEC Electronics


                         GUARANTOR CONSENT

      As a Guarantor, the undersigned hereby consents to the provisions of the foregoing Amendment No. 3 and agrees that its Guarantee remains in full force and effect in accordance with its terms, after giving effect to this Amendment No. 3.


                              IEC ELECTRONICS - EDINBURG, TEXAS, INC.



                              By:David W. Fradin
                              ------------------
                              Name:David W. Fradin
                              Title:President
                                    IEC Electronics






                [Signature Page to Amendment No. 3]

                             - 32 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                         ADMINISTRATIVE AGENT:
                         THE CHASE MANHATTAN BANK



                         By/s/Gail G. Fiorini
                         --------------------
                         Name:Gail G. Fiorini
                         Title:Vice President


                         LENDER:
                         THE CHASE MANHATTAN BANK



                         By:/s/Gail G. Fiorini
                         ---------------------
                         Name:Gail G. Fiorini
                         Title:Vice President



















                [Signature Page to Amendment No. 3]

                             - 33 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                               HSBC BANK USA



                              By:/s/Richard L. Ford
                              ---------------------
                              Name:Richard L.Ford
                              Title:Vice President
































                [Signature Page to Amendment No. 3]

                             - 34 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                              KEYBANK NATIONAL ASSOCIATION



                              By:/s/Lawence A. Mack
                              ---------------------
                              Name:Lawence A. Mack
                              Title:Senior Vice President































                [Signature Page to Amendment No. 3]

                             - 35 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT R4

                     Investments in Irish Sub





Equity Infusion
      Purchase of assets                $1,119,200
      Share Capital                        174,875
      Working Capital                      522,375
                                           -------
Total Equity Infusion                                   $1,816,450

Transfer of Equipment
      GenRad Tester                       $345,655
      HSP                                  415,869
      GSM-2                                437,580
      Barcode Scanner                          311
      Data General System                   25,187
                                           -------
Total Equipment Transferred                             $1,224,602

Intercompany Loans
      Boylan Brown                        $ 27,045
      Arthur Andersen                       17,550
      Dames & Moore-Envir Testing            8,640
      Universal Instruments                334,765
      Cash-December                        400,000
      Cash-January                         225,000
      Cash-February                        300,000
      Cash-May                             200,000
                                           -------
Total Intercompany Loans                                $1,513,000

Contingent Liabilities
      IDA Liability*                      $430,140
      Lease (Rents) Annual (5 years)*      819,646
                                          --------
Total Contingent Liabilities                            $1,249,786
                                                        ----------

TOTAL INVESTMENTS                                       $5,803,838
                                                        ==========





*Conversion Factor 1.43380

                             - 36 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 2.5

                           SCHEDULE 2.01

                            Commitments


1.    REVOLVING CREDIT COMMITMENTS, EXPRESSED IN DOLLARS



--------------------------------------------------------------------------------
                  Lender                      Revolving
                                               Credit
                                              Commitment
--------------------------------------------------------------------------------
The Chase Manhattan Bank                    $  21,000,000
--------------------------------------------------------------------------------
HSBC Bank USA                               $  19,000,000
--------------------------------------------------------------------------------
KeyBank National Association                $  10,000,000
--------------------------------------------------------------------------------
Totals                                      $  50,000,000
--------------------------------------------------------------------------------



2. Affiliate Borrowers and Revolving Credit Sublimits - The Irish Sub shall be an Affiliate Borrower which shall have a Revolving Credit Sublimit of $8,000,000.

3.    Foreign Currencies


              Currency              Available in London
              --------              -------------------
              Irish Pounds                Yes
              euro                        Yes









                             - 37 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 4.1

                    QUALIFICATION OF IRISH SUB

None.

                             - 38 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 4.2

                         REQUIRED CONSENTS

None.

                             - 39 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 4.4

           MATERIAL ADVERSE EFFECT SINCE March 31, 1999

None.

                             - 40 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 4.7

                          EXISTING LIENS

None.

                             - 41 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                            EXHIBIT 4.8

                      IRISH SUB INDEBTEDNESS

None.

                             - 42 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                           EXHIBIT 4.15

                           LABOR MATTERS

None.

                             - 43 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                           EXHIBIT 4.16

                        LOCATION OF ASSETS



      IDA Industrial Estate
      Ballinalee Road
      Longford, Ireland

                             - 44 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                           EXHIBIT 4.17

                             INSURANCE



      See attached Insurance Summary.



                             - 45 -
G:\UKC\CHASEMET\IEC\AMEND3\AMEND8.AGR                U&K 06/22/99-8

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------

                                   Form 8-K

                                CURRENT REPORT

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported) - July 23, 1999


                              IEC Electronics Corp.
            ------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)


                                    Delaware
                ---------------------------------------------
                (State or other jurisdiction of Incorporation)

           0-6508                                   13-3458955
       ----------------------                 --------------------------------
      (Commission File Number)                (IRS Employer Identification No.)

                   105 Norton Street, Newark, New York 14513
                   -----------------------------------------
                   (Address of Principal Executive Offices)

                                 (315) 331-7742
                  ----------------------------------------------------
                  (Registrant's Telephone Number, including Area Code)

Item 5.         Other Events
                ------------
               On July 23, 1999, the Registrant announced that, in accordance with its existing transition plan, Russell E. Stingel, Registrant's Chief Executive Officer, will retire at the end of Registrant's current fiscal year (September 30, 1999) after 22 years of service with the Registrant.

               David W. Fradin, currently President and Chief Operating Officer of Registrant, has been named President and Chief Executive Officer effective October 1, 1999.

               In addition, Mr. Fradin will become a member of the Board of Directors at that time. Mr. Stingel will continue to serve as Chairman of the Board of Directors.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        IEC Electronics Corp.
                                    ------------------------------------
                                        (Registrant)

Date:  July 27, 1999                By:/s/ Russell E. Stingel
                                    ------------------------------------
                                    Russell E. Stingel, Chief Executive Officer
                                    and Chairman of the Board