Form 10-K
period 1999-09-30
IEC ELECTRONICS CORP
filed 2000-01-10
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 1999 or
                                 ------------------


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

As of January 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,205,505.

(Assumes officers, directors, and any stockholder holding 5% of the outstanding shares are affiliates.)

As of January 3, 2000, there were outstanding 7,587,251 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 2000 are incorporated into Part III of this Form 10-K

                                TABLE OF CONTENTS



                                     PART I

                                                                            PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................    11
Item 3:  Legal Proceedings............................................    11
Item 4:  Submission of Matters to a Vote of Security Holders..........    12
         Executive Officers of Registrant.............................    12


                                     PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    13
Item 6:  Selected Consolidated Financial Data.........................    14
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    15
Item 8:  Financial Statements and Supplementary Data..................    19
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    19


                                    PART III


Item 10:   Directors and Executive Officers of the Registrant.........    20
Item 11:   Executive Compensation.....................................    20
Item 12:   Security Ownership of Certain Beneficial Owners and
            Management................................................    20
Item 13:   Certain Relationships and Related Transactions.............    20

                                     PART IV


Item 14:   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..............................................    21

                                     PART I



ITEM 1.  BUSINESS
-----------------

      IEC Electronics Corp. is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. The Company believes that it is a significant provider of contract electronics manufacturing services based upon its state-of-the-art manufacturing facilities, volume of production and quality of its services. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. The Company believes that, based upon its volume of production, it is one of the larger independent SMT contract manufacturers in the United States. As a full-service contract manufacturer, the Company offers it customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired all of the then outstanding common stock of Calidad Electronics, Inc. ("Calidad"), located in Edinburg, Texas.
In September 1997, Calidad's name was changed to IEC Electronics-Edinburg, Texas Inc. In November 1994, the Company acquired all of the then outstanding common stock of Accutek, Inc. ("Accutek"), located in Arab, Alabama. In October 1997, Accutek's name was changed to IEC Arab, Alabama Inc. In August 1998, the Company through its newly created Irish subsidiary, IEC Electronics - Ireland Limited, acquired certain assets of Ohshima Manufacturing Limited located in Longford, Ireland. As used herein, "Company" or "IEC" includes IEC Electronics Corp. and its subsidiaries, unless the context otherwise requires.

     The Company announced in September 1999 that it would close its Longford, Ireland facility and record a restructuring charge of approximately $4.0 million in the fourth quarter of fiscal 1999. A number of the facility's customers have since been transferred to the Company's other facilities, the majority of equipment is currently marketed for sale and the Company is trying to sublet the facility.

     In October 1998 the Company closed its Arab, Alabama facility and had previously recorded a restructuring charge of $4.7 million in the fourth quarter of fiscal 1998. The majority of the facility's larger customers have since been transferred to the Company's other facilities, the equipment has been moved to the Company's other locations, a certain portion of the Alabama real estate was sold, and the balance of the real estate is currently marketed for sale.

      The Company has leased and commenced operations in a newly constructed 50,000 square foot facility in Reynosa, Mexico. This Maquiladora facility is manufacturing printed circuit board assemblies and wire harnesses.
The facility's shipments began in April 1999.

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

     During 1998 the Company opened a state-of-the-art 8,000 square foot Technology Center at its Newark, New York manufacturing facility uniting the Prototype Lab, Design Engineering Group and Advanced Materials Technology Laboratory.

      The Company's executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742 and its internet address is www.iec-electronics.com.

Contract Electronics Manufacturing:  The Industry

      The contract electronics manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. It provides quality product, delivered on time and at the lowest cost, to the OEM. This full range of services gives the OEM an opportunity to avoid large capital investments in plant, equipment and staff and allows the OEM to concentrate instead on the areas of its greatest strengths innovation, design and marketing. Utilizing contract electronics manufacturing services such as those provided by IEC gives the customer an opportunity to improve return on investment with greater flexibility in responding to market demands and exploiting new market opportunities.

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

      Two important trends have developed in the contract electronics manufacturing industry. First, OEMs increasingly require contract manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis in which the OEM supplies all materials and the contract manufacturer supplies labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between OEMs and contract manufacturers involves an increased use of "just-in-time" inventory management techniques which minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs.


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


     The Company continually evaluates emerging technology and maintains a technology road map to ensure relevant processes are available to its customers when commercial and design factors so indicate. The next generation of interconnection technologies will include chip scale packaging and ball grid array (BGA) assembly techniques. The Company has placed millions of BGA's since 1994 and this year added chip scale packaging to its repertoire. Future advances will be directed by the Company's Technology Center which combines Design Services, Prototype Services with the capabilities of the Advanced Materials Technology Laboratory.

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

      As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 1999, the Company invested approximately $2.4 million in capital equipment.
The vast majority of this amount was invested to upgrade equipment and process automation projects. The Company believes that it operates one of the largest SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that contract manufacturers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the contract manufacturing industry.


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


Products and Services

     The Company manufactures a wide range of assemblies which are incorporated into hundreds of different products. The Company provides contract manufacturing services primarily for micro, mini and mainframe computers; computer peripheral equipment; imaging equipment; office equipment; telecommunications equipment; measuring devices; and medical instrumentation. During the fiscal year ended September 30, 1999 the Company provided contract manufacturing services to approximately 75 different customers, including Compaq Computer Corporation ("Compaq"), Symbol Technologies, Inc.("Symbol"), Stratus Corporation ("Stratus"), Lucent Technologies, Inc.("Lucent"), GenRad, Inc.("GenRad") and General Electric Company.("GE") The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.


Materials Management

     In fiscal 1999, 1998, and 1997, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented
95 percent, 98 percent and 95 percent of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

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

Marketing and Sales

     The Company markets its services through a direct sales force of 5 individuals, 15 program managers and 9 independent manufacturers' representatives, who currently employ approximately 30 sales people. In addition to the sales and marketing staff, the Company's executives are closely involved with marketing efforts. The Company conducts extensive market research to identify industries and to target companies where the opportunity exists to provide contract manufacturing services across a number of product lines and product generations.

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

Backlog

      The Company's backlog as of December 30, 1999 and December 16, 1998 was approximately $125 million and $107 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 18 months. Substantially all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


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



Employees

      The Company's employees numbered approximately 1,315 at December 21,
1999, including 111 employees engaged in engineering, 1,092 in manufacturing and 112 in administrative and marketing functions. None of the Company's U.S. employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppages. Management believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, and by virtue of its Texas location in the Rio Grande Valley.



Patents and Trademarks

      The Company holds patents unrelated to contract manufacturing and also employs various registered trademarks. The Company does not believe that either patent or trademark protection is material to the operation of its business.

Safe Harbor for Forward-looking Statements under Securities Litigation Reform act of 1995: Certain Cautionary Statements

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the Safe Harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward looking statements.

     The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or a combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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


Customer Concentration; Dependence On the Electronics Industry

     A small number of customers are currently responsible for a significant portion of the Company's net sales. During fiscal 1999, the Company's ten largest customers accounted for 75% of consolidated net sales, and in the fiscal years 1998 and 1997, the Company's ten largest customers accounted for 72% and 73%, respectively, of consolidated net sales. During fiscal 1999, GenRad, Lucent and Compaq, accounted for 23%, 18% and 10%, respectively, of consolidated net sales. In fiscal years 1998 and 1997, Compaq accounted for 38% and 29% and Matrox accounted for 15% and 12% of the Company's consolidated net sales, respectively. The Company is dependent upon continued revenues from its top customers. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Revenue Flucuations

     The Company's revenue growth has fluctuated over the last seven fiscal years, with net sales increasing from $43.2 million in fiscal 1992 to a high of $260.7 million in fiscal 1997. Net sales were $248.2 million in fiscal 1998 and $157.5 million in fiscal 1999. Although the Company continues to broaden its portfolio of customers there can be no assurance that its revenues will increase. There can also be no assurance that the Company will successfully manage the integration of any business it may acquire in the future. As the Company manages its existing operations and expands its operation in Mexico, it may experience certain inefficiencies as it integrates new operations and manages geographically dispersed operations. In addition, the Company's results of operations could be adversely affected if any of its facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.



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

Year 2000

     While the Company has developed and implemented a plan to address Year 2000 issues, as discussed in "Management's Discussion of Operations", there may be risk connected with the identification of the Year 2000 issues of the Company and with the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

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

Dependence on Key Personnel and Skilled Employees

     The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations. The Company's President and Chief Executive Officer died suddenly on December 11, 1999. The Company's Chairman of the Board and former Chief Executive Officer is serving as interim Chief Executive Officer, while an executive search is underway.


ITEM 2.  PROPERTIES
-------------------

     The Company's administrative and principal manufacturing facility is located in Newark, New York and contains an aggregate of approximately
250,000 square feet. The IEC Edinburg, Texas manufacturing facility consists of approximately 87,000 square feet. The Reynosa Mexican facility consists of approximately 50,000 square feet, which is leased under an agreement expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


     During fiscal 1999, the Company received a Notice of Infringement, along with an offer of a license, from the Lemelson Foundation. The Notice alleged that the Company has infringed certain patents of the Lemelson Foundation relating to machine vision and bar-code technolgy. To date, approximately 480 companies, large and small, have signed licenses with the Lemelson Foundation, believing that a known royalty rate which could be built into the cost of the product was preferable to ongoing litigation with uncertain results. The Company is a member of an industry association, which, on behalf of the electronics manufacturing services industry, negotiated a form license agreement which affords its members the ability to obtain rights to all of the relevant Lemelson patents for a one time paid up royalty. The Company is settling the infringement claim for approximately $530,000, payable, without interest, one-half by February 29,2000 and one half by August 31, 2001.

     There are no other material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or subsidiaries' property is subject. To the Company's knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 1999, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 1999, were as follows:

      Name                  Age           Position

Russell E. Stingel          68          Chairman of the Board and
                                        Chief Executive Officer

David W. Fradin             53          President and Chief Operating Officer

Richard L. Weiss            55          Director of Finance

Lawrence W. Swol            44          Vice President and General Manager -
                                        International Operations

Bruce C. Barton             53          Vice President, Technology and Quality

Stephen B. Pudles           40          Vice President of Business Development

Stephen H. Hotchkiss        48          Vice President, Sales and Marketing

Patricia A. Bird            39          Corporate Controller

    Russell E. Stingel has served as Chairman of the Board of Directors since February 1997, and as a director since October 1996. From July 1996 until his retirement on September 30, 1999, he was Chief Executive Officer of the Company. As a result of Dr. Fradin's death, he was named interim Chief Executive Officer on December 12, 1999. Mr. Stingel also served as President of the Company (February 1996 - June 1997)and as Executive Vice President, Secretary and General Manager of the Company (1977 - February 1996). He was previously employed as President of the Ward Hydraulics Division of Figgee International Holdings, Inc. and in various management positions by General Dynamics Corporation.

    David W. Fradin became Chief Executive Officer and a director of the Company on October 1, 1999 and had been President since June 1997. From June 1997 until October 1, 1999 he was also Chief Operating Officer of the Company. Dr. Fradin died suddenly on December 11, 1999. Prior to June 1997, he was previously employed as President and Chief Operating Officer of Harvard Custom Manufacturing LLC, an electronics manufacturing services company
(July 1996 - June 1997),and President and Chief Executive Officer of EMD Associates, Inc. (Winnona, MN), an electronics contract manufacturer
(1993 - July 1996).

    Richard L. Weiss became Vice President and Chief Financial Officer of the Company on October 1, 1999, having joined the Company as Director of Finance in August 1999. Prior thereto, he had been Vice President, Finance of Microwave Data Systems, a division of California Microwave, Inc.(1990-1998). From 1974-1990, Mr. Weiss was employed by the RF Communications Group of Harris Corp. as a Manager of Finance and Operations and in various other managerial positions.

     Lawrence W. Swol has served as Vice President and General Manager - International Operations since April 1999. Prior thereto, he was Vice President/ General Manager - Texas (November 1997-April 1999). He was previously employed as General Manager of Ogden Atlantic Design - Mexico Operations, an electronics manufacturing services company (October 1995 - November 1997). and by Miltope Corporation as Vice President, Operations (1992 - 1995).

    Bruce C. Barton became Vice President and General Manager of Newark Operations on October 1, 1999. Prior thereto, he was Vice President, Technology and Quality (February 1998 - October 1999), Director of Technology and Quality (January 1997-February 1998), Director Advanced Engineering and Quality (January 1996 - 1997), Director Advanced Engineering (January 1994 -
January 1996), and Senior Manager Test and Manufacturing Engineering
(January 1991 - January 1994).


     Stephen B. Pudles served as Vice President of Business Development from May 1999 until December 1999, when he left the Company. He was previously employed as President, East Coast Division and at other senior management positions at Tanon Manufacturing (1997-1999).

      Stephen H. Hotchkiss has served as Vice President, Sales and Marketing since November 1997. Prior thereto he had been Director of Sales and Marketing (November 1996 - November 1997), Sales Manager (March 1996 - November 1996), and Sales Representative (1977 - 1996).

     Patricia A. Bird has served as Corporate Controller since September 1987. She was previously employed by Arthur Andersen LLP (1982 - 1987). Ms. Bird has announced her resignation, which will take effect in the second quarter of fiscal year 2000.

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

                                              Closing Sales Price
      Period                                   High        Low

October 1, 1997 - December 31, 1997            $21.750     $12.750
January 1, 1998 - March 30, 1998               $13.875     $ 7.438
April 1, 1998 - June 30, 1998                  $ 9.188     $ 6.875
July 1, 1998 - September 30, 1998              $ 7.750     $ 4.250
October 1, 1998 - December 31, 1998            $ 6.188     $ 3.500
January 1, 1999 - March 30, 1999               $ 5.000     $ 3.250
April 1, 1999 - June 30, 1999                  $ 3.875     $ 3.250
July 1, 1999 - September 30, 1999              $ 5.500     $ 2.625



      The closing price of the Company's Common Stock on the Nasdaq National Market on January 3, 2000 was $2.50.

      (b)  Holders.

           As of January 3, 2000, there were approximately 125 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 1999 and 1998. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                            Years Ended September 30,


Income Statement Data            1999     1998(1)    1997      1996      1995(2)
----------------------         ------------------------------------------------

Net Sales                       $157,488 $248,159  $260,686  $179,707  $127,610
                               ------------------------------------------------

Gross (Loss) Profit              $(5,766) $13,640   $28,094   $15,219   $18,327
                               ------------------------------------------------

Operating (Loss) Income         $(22,051) $(7,554)  $12,321    $2,333    $7,603
                               ------------------------------------------------

Net (Loss) Income               $(20,565) $(6,160)   $6,958    $2,498    $4,688
                               ------------------------------------------------

Net (Loss) Income per Common
and common equivalent share:
    Basic                         $(2.72)  $(0.82)    $0.93     $0.34     $0.64
    Diluted                       $(2.72)  $(0.82)    $0.91     $0.33     $0.64
                                ------------------------------------------------

Common and Common
equivalent shares
    Basic                          7,563    7,542     7,442     7,412     7,359
    Diluted                        7,563    7,542     7,617     7,496     7,389
                                -----------------------------------------------
Balance Sheet Data:
Working Capital                  $33,424  $31,764   $34,622   $25,959   $23,074
                                -----------------------------------------------

Total Assets                     $93,919  $98,665  $152,070  $109,521  $103,014
                                -----------------------------------------------

Long-term debt, less current
 maturities                      $16,547   $7,138    $6,988    $7,409    $6,857
                                -----------------------------------------------


Shareholders' equity             $48,845  $69,568   $75,461   $67,457   $64,899
                                -----------------------------------------------



(1) The results of operations and financial position as of and for the year ended September 30, 1998, include the operations of IEC Electronics - Ireland Limited, as of the acquisition date, August 31, 1998.

(2) The results of operations and financial position as of and for the year ended September 30, 1995, include the operations of IEC Arab, Alabama Inc. as of the acquisition date, November 21, 1994.

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

Overview
--------

     IEC had a challenging year in fiscal 1999 as it continued its transition from heavy reliance on customers in the personal computer industry to establishing a more diverse portfolio of customers. The Company took a number of important steps in 1999, including a strong emphasis on new business development for new and existing customers, starting of production at the Mexican facility, and the closure of its Ireland facility, resulting in the recording of a restructuring charge of approximately $4.0 million in the fourth quarter of fiscal 1999.

     Analysis of Operations
     ----------------------
     (dollars in millions)

                                                       %                %
     For Year Ended September 30,     1999     1998   Change    1997    Change
                                      ----     ----   ------    ----    ------

     Net Sales                       $157.5   $248.2  (36.5%)   $260.7   (4.8%)


     The 36.5% decrease in fiscal 1999 net sales compared to fiscal year 1998 was mainly attributable to the loss of one major customer and the movement of a significant portion of another customer's production, both, to offshore facilities. Additionally, the Company is continuing to experience a shift from long-run, lower complexity customer contracts to shorter-run, higher complexity contracts. The 4.8% decrease in fiscal 1998 sales compared to fiscal year 1997 resulted from shifts in certain customers' demands, and a shift from long-run, lower complexity customer contracts to shorter-run, higher complexity contracts. Demand in the overall electronics manufacturing services industry remains generally strong and is being driven both by growth in the electronics industry and even more importantly, by increased outsourcing from OEMs. The Company's percentage of turnkey sales has remained steady. Such sales represented 95%,98% and 95% of net sales in fiscal 1999, 1998, and 1997, respectively.

     Gross Profit and Selling and Administrative Expenses
     ----------------------------------------------------
     (as a % of Net Sales)


      For Year Ended September 30,           1999        1998        1997
                                             ----        ----        ----

      Gross Profit                           (3.7%)      5.5%       10.8%

      Selling and Administrative Expenses     7.8%       6.2%        6.1%


     Gross profit as a percentage of sales decreased more than 9 percentage points in fiscal 1999 compared to fiscal 1998. This decrease was a result of lower overhead absorption due to underutilized capacity, increased depreciation from a revaluation and reduction of the useful lives of production equipment, change of customer mix, greater customer product complexity with requests for design changes, and multiple new customer and product launches. Frequent design changes and customer start-ups caused manufacturing production interruptions, restarts, increase set-up expenses, creating excess production downtime.

     The Company's gross profit percentage decreased over 5 percentage points between fiscal 1998 and fiscal 1997. This decrease was a result of lower overhead absorption due to underutilized capacity, a sizeable loss at the Alabama facility, customer mix, greater customer complexity with requests for design changes, and multiple new customer and product launches. Frequent design changes and customer start-ups cause manufacturing production interruptions, restarts, and increase set-up expense, creating excess production downtime.

     Selling and administrative expenses as a percentage of sales increased to 7.8% compared to 6.2% in fiscal 1998 and from 6.1% in fiscal 1997. The primary reason for the fiscal 1999 increase in SG&A expenses as a percentage of sales is the decrease in the sales base. Actual selling and administrative expenditures decreased in fiscal 1999 to $12.4 million from $15.3 million in fiscal 1998, as a result of decreases in commissions expense related to decreased net sales, and other cost-cutting measures. This was offset by increased depreciation due to the revaluation of the useful lives of the Company's equipment. Selling and administrative expenses of $15.3 million in fiscal 1998 were lower than $15.7 million in fiscal 1997. This decrease is primarily due to decreases in salaries, bonuses and related costs and to decreases in commission expense related to decreased net sales.

     Other Income and Expense
     ------------------------
     (dollars in millions)


      For Year Ended September 30,        1999        1998        1997
                                          ----        ----        ----

      Interest Expense                    $1.1         $1.8        $1.6

      Other Income                          -            .3          .5


     Interest Expense decreased $644,000 to $1.1 million in fiscal 1999 from $1.8 million in fiscal 1998, due to lower borrowing levels thoughout the year. Interest expense remained nearly constant at $1.8 million and $1.6 million in 1998 and 1997. Other income is composed primarily of investment earnings.

      Income Taxes
      ------------

      For Year Ended September 30,        1999        1998        1997
                                          ----        ----        ----

      Effective Tax Rate                 (11.1%)     (31.9%)       37.9%


     The Company's low effective tax (benefit) rate of (11.1%)in 1999 resulted largely from the federal income tax benefit from operating losses. This benefit was impacted by the valuation allowance on the net operating loss as well as state income tax expense. The Company's low effective tax (benefit) rate of (31.9%) in 1998 resulted largely from the federal income tax benefit from operating losses offset by state income tax expense. The 1997 effective tax rate of 37.9% reflects a more typical rate based on the Company's current mix of federal, state and foreign jurisdictions.

Restructuring Charge
--------------------
(dollars in millions)

For Year Ended September 30,        1999        1998        1997
                                    ----        ----        ----

 Restructuring Charge               $4.0        $4.7          -

     In September 1999, the Company announced its plan to close its underutilized Irish operation (Ireland) and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value
($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000) and repayment of a grant provided by the Irish Development Agency ($681,000).

     The Irish plant was closed in December 1999. Following the transfer of a number of Ireland's customers, a majority of the equipment is currently being marketed for sale and the Company is trying to sublet the facility.

     In October 1998, the Company closed its underutilized Alabama facility and transferred many of the customers to its other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value
($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges of $1.4 million and $1.3 million in fiscal 1999 and 1998, repectively. There have been no significant reallocations or reestimates of the restructuring charges to date.


Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statement of Cash Flows for 1999, the $10.4 million of cash provided by financing activities was used to fund $6.5 million used in operating activities and $2.1 million used in net investing activities, thus increasing cash by $1.8 million. The increase in cash used by operating activities for fiscal 1999 was primarly due to increased levels in accounts receivables, inventory, and accounts payable resulting from higher inventories.

     Capital additions were $2.4 million in 1999 and $8.1 million in 1998. These expenditures were primarily used to upgrade the manufacturing capabilities of the Company.

     During May 1998, the Company refinanced its $33 million of available lines of credit with a three-year $65 million senior credit facility with a bank group. In June 1999, the Company reduced the credit facilty by $15 million to a $50 million senior credit facility as well as changing the rates and terms of borrowings. The credit facility was collateralized by the majority of assets of the Company. The Company was required to maintain certain financial ratios as well as being subject to other restrictions described in "Notes to Consolidated Financial Statements". The Company was not in compliance with all financial covenants as of September 30, 1999, and therefore entered into a forbearance agreement with the participating banks until an asset-based facility was in place. During the forbearance period, the lenders continued to make revolving loans pursuant to the amended Credit Agreement, upon payment of a forbearance fee and the revision to the interest and facility fee rate calculations.

     On December 28, 1999, the Company closed on an asset based facility of $30 million, increasing to $35 million in the second year. The credit facility consists of two components, the first being a $20 million revolving credit facility (increasing to $25 million in the second year) based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85% of qualified accounts receivable, 20% of raw materials, and 30% of finished goods inventory, repectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization with principal payments beginning in April 2000.

     Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis, plus a margin. Additionally, a facility fee is paid on the unused portion of the facility.

     The new credit facility contains specific affirmative and negative covenants binding the Company, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants provide that the Company maintains a minimum net worth, minimum net income after taxes, maximum debt-to-worth ratio, and minimum cash flow coverage. Covenant compliance begins with the quarter ending December 31, 1999.

     The balance outstanding at September 30, 1999 was $17.6 million under the Company's senior credit facility with a weighted average interest rate of
8.25 percent.

     The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company will be receiving non-taxable income from life insurance proceeds of approximately $2 million.

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

     The Company developed plans to address the potential risks it faces as a result of Year 2000 issues. These risks included, among other things, the possible failure or malfunction of the Company's internal information systems, possible problems with the products and services the Company has provided its customers, and possible problems arising from the failure of the Company's supplier systems.

     The Company developed a plan to address its Year 2000 issues by initially identifying and assessing Year 2000 compliance for all of its applications and information technology equipment (including all mainframe, network and desktop software and hardware, custom and packaged applications, and IT embedded systems), as well as its non-information technology embedded systems, (including non-IT equipment and machinery such as security, fire prevention and climate control systems).

     During calendar year 1999, the Company completed an inventory, assessment, remediation and testing of all information technology equipment as well as all non-information technology. The Company believed that its testing was comprehensive. The Company's main operating system was tested on three different occasions. All of the Company's network servers have been upgraded to Year 2000 compliant versions. All other systems have been upgraded to Year 2000 compliant versions or replaced. Although no Year 2000 problems have arisen to the date of this filing, there can be no assurance that all Year 2000 compliance issues have been identified.

     A key to our ability to successfully manage our operations is our ability to manage our inventory, both consigned and turnkey. The inventory system is controlled by computer systems. While some of these systems are under the Company's control, systems of our vendors, our customers, transportation companies, and other service providers that are outside the Company's control could fail, delaying shipment or receipt of previously ordered components, causing the Company to delay, cancel or modify orders from customers. This could have a material adverse effect on the Company's results of operations, financial position or cash flow. At this point, the Company has not been advised by any significant supplier that it is not Year 2000 compliant or that any problems have arisen to date.

     The Company has collected numerous documents and statements regarding the status of software and hardware in use at the Company. This documentation has been provided upon request to the Company's customers to document the Company's Year 2000 compliance.

     The Company's incremental out-of-pocket costs of its Year 2000 compliance have not been material. Costs incurred in the remediation of existing computer software and hardware were approximately $500,000. Such costs do not include internal management time, which the Company does not separately track, nor the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

Recently Issued Accounting Standards
------------------------------------
     In June 1998, SFAS No. 137,"Accounting for Derivative Instruments and Hedging Activies - Deferral of Effective Date of FASB Statement No. 133", was issued. With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 23, 2000 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 23, 2000 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

    The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 23, 2000 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 23, 2000 and is incorporated in this report by reference thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  25
              Consolidated Balance Sheets as of
               September 30, 1999 and 1998..................................  26
              Consolidated Statements of Operations for the years
               ended  September 30, 1999, 1998 and 1997 ....................  28
              Consolidated Statements of Comprehensive Income (Loss) and Shareholders' Equity for the years ended September 30, 1999,
               1998 and 1997................................................  29
              Consolidated Statements of Cash Flows for the years
               ended September 30, 1999, 1998 and 1997......................  30
              Notes to Consolidated Financial Statements....................  31
              Schedule II Valuation and Qualifying Accounts.................  44

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.
 (3) Exhibits

Exhibit No.                     Title                                     Page

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended March 27, 1998)
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4             Certificate of Merger of IEC Electronics Corp.
                into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration
                Statement on Form S-1, Registration No. 33-56498)
3.5             Certificate of Ownership and Merger merging IEC
                Electronics Corp. into DFT Holdings Corp. - Delaware. (Incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.6             Certificate of Merger of IEC Acquisition Corp. into
                IEC Electronics Corp.  (Incorporated by reference to
                Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.7             Certificate of Admendment of Certificate of Incorporation of
                IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)
3.8             Certificate of Designations of the Series A
                Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998.
3.9             Articles of Incorporation of Calidad Electronics, Inc.
                (Incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.10 Articles of Amendments to the Articles of Incorporation of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on
                Form S-1, Registration No. 33-56498)
3.11 Statement of Change of Registered Office or Registered Agent or both by a Profit Corporation. (Incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.12 By-laws of Calidad Electronics, Inc. (Incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights Agents(Incorporated by reference to Exhibit 4.1 to the Company's Curent Report on Form 8-K dated June 2, 1998)
10.1*           IEC Electronics Corp. Stock Option Plan, as amended.
                (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration
                No. 33-56498)
10.2*           Form of Amended and Restated Incentive Stock Option
                Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
10.3* Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.4 Documents Executed in Connection with the Acquisition of Certain Real Estate: (i) Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, Jacob A. Graybill and Robert M. Tyle, dated as of August 29, 1983. (ii) Bond Purchase Agreement among IEC Electronics Corp., Wayne County Industrial Development Agency, Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iii) Mortgage from the Wayne County Industrial Development Agency to Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iv) Lease Agreement between the Wayne County Industrial Development Agency and IEC Electronics Corp., dated as of December 1, 1983. (v) Amendment to Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, the Estate of Jacob A. Graybill and Robert M. Tyle, dated as of December 28, 1983. (vi) Loan Agreement between IEC Electronics Corp. and The Village of Newark, dated as of December 28, 1983. (vii) Mortgage between Wayne County Industrial Development Agency and IEC Electronics Corp., as mortgagors, and Wayne County Industrial Development Agency, as mortgagee, dated December 28, 1983. (viii) Mortgage between Wayne County Industrial Development Agency and The Village of Newark, dated December 28, 1983. (ix) First Agreement of Amendment to Loan Agreement of December 28, 1983, between IEC Electronics Corp. and The Village of Newark, dated as of December 30, 1983. (x) Loan and Use Agreement among Wayne County Economic Development Corp., Wayne County Industrial Development Agency, IEC Electronics Corp. and New York Job Development Authority, dated December 30, 1983.
               (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.5*          Form of Indemnity Agreement.  (Incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.6 Credit Agreement dated as of May 16, 1998 among IEC Electronics Corp. and Any Designed Borrower(s) as "Borrowers" with the Lenders signatory thereto and The Chase Manhattan Bank as Adminstrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998)
10.7 Consent and Waiver dated as of July 10, 1998 to Credit Agreement dated May 15, 1998. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.8 Amendment No. 1 and Consent dated as of November 6, 1998 to Credit Agreement dated as May 15, 1998. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

10.9* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.10*     Form of Incentive Stock Option Agreement (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.11* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
           on Form S-8, Registration No. 33-79360)
10.12*     Form of Non-Employee Director Stock Option Agreement
           (Incorporated by reference to Exhbit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.13*     Employment Agreement between IEC Electronics Corp. and
           David W. Fradin (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30,
           1997)
10.14*     Employment Agreement between IEC Electronics Corp. and
           Diana R. Kurty, dated September 5, 1997 (Incorporated by reference to
           Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.15*     Consulting Agreement between IEC Electronics and Edward Butka, dated as of March 1, 1998 (Incorporated by reference to Exhibit
           10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.16*     Change in Control Agreement between IEC Electronics Corp. and
           Russell E. Stingel, dated as of May 1, 1998 (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.17*     Admendment No.1 to Employment Agreement, Restatement of
           Non Compete Agreement and Change in Control Agreement between IEC Electronics Corp. and David W. Fradin, dated as of May 1, 1998 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.18*     Admendment No.1 to Employment Agreement, Restatement of Non
           Compete Agreement and Change in Control Agreement between IEC Electronics Corp. and Diana R. Kurty, dated as of May 1, 1998 (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.19*     Form of Change-in-Control Agreement between IEC Electronics
           Corp and each of its Vice Presidents, dated as of May 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.20* Severance Agreement between IEC Electronics Corp. and Joseph S. Schadeberg, dated as of November 12, 1998. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.21* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.)
10.22*     Admendment to IEC Electronics Corp. Savings and Security
           Plan effective June 1, 1998. (Incorporated by reference to Exhibit
           10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.23* IEC Electronics Corp. Director Compensation Plan (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.24*     Amendment No. 2 and Consent (Mexico) dated as of November 19, 1998 to Credit Agreement dated as of May 15, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1998)
10.25* Amendment No. 3 (Ireland) and Waiver dated as of June 11, 1999 to Credit Agreement dated as May 15, 1998. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 28, 1999)
11.1       Statement relating to computation of per share earnings. See Note
           8 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
11.2       Statement relating to Valuation and Qualifing Accounts. See Note
           8 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
22.1       Subsidiaries of IEC Electronics Corp.                             45
24.1       Consent of Arthur Andersen LLP                                    46

          (b) Reports on Form 8-K:

           None


*Management contract or compensatory plan or arrangement

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January  5, 2000.


                          IEC Electronics Corp..


                          By:/s/Russell E. Stingel
                          -----------------------
                          Russell E. Stingel
                          Chairman of the Board and
                          Interim Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

/s/Russell E. Stingel      Chairman of the Board and
----------------------     Interim Chief Executive Officer
(Russell E. Stingel)      (Principal Executive Officer)        January 5, 2000


/s/Richard Weiss           Vice President and
-----------------          Chief Financial Officer
(Richard Weiss)           (Principal Financial
                           and Accounting Officer)             January 5, 2000


/s/David J. Beaubien       Director                            January 5, 2000
--------------------
(David J. Beaubien)


/s/Thomas W. Folger        Director                            January 5, 2000
--------------------
(Thomas W. Folger)


/s/W.Barry Gilbert         Director                            January 5, 2000
-------------------
(W.Barry Gilbert)


/s/Robert P. B. Kidd       Director                            January 5, 2000
-------------------
(Robert P. B. Kidd)


/s/Eben S. Mouilon         Director                            January 5, 2000
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                            January 5, 2000
-------------------
(Justin L. Vigdor)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income(loss) and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material repects in relation to the basic financial statements taken as a whole.


                                           /s/Arthur Andersen LLP


Rochester, New York,
December 28, 1999




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                        (in thousands, except share data)


                                     ASSETS

                                                            1999         1998
                                                        ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                               $   4,007    $  2,278
  Accounts receivable, net of allowance for doubtful
  accounts of $176 in 1999 and $1,975 in 1998                23,734      22,842
  Inventories                                                30,728      20,072
  Income taxes receivable                                     2,966       1,960
  Deferred income taxes                                        -          3,226
  Other current assets                                          516         441
                                                         ----------------------
        Total current assets                                 61,951      50,819
                                                         ----------------------






PROPERTY, PLANT, AND  EQUIPMENT, net                         21,778      36,321
                                                         ----------------------






OTHER ASSETS:
   Costs in excess of net assets acquired, net               10,173      11,310
   Other assets                                                  17         215
                                                         ----------------------
                                                             10,190      11,525
                                                         ----------------------
                                                          $  93,919   $  98,665
                                                         ======================



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                        (in thousands, except share data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1999        1998
                                                      -------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                   $  1,053    $     20
  Accounts payable                                      21,819      13,424
  Accrued payroll and related expenses                   3,867       3,878
  Accrued insurance                                        798       1,353
  Other accrued expenses                                   990         380
                                                      -------------------------
        Total current liabilities                       28,527      19,055
                                                      -------------------------

DEFERRED INCOME TAXES                                     -          2,904
                                                      -------------------------

LONG-TERM DEBT                                          16,547       7,138
                                                      -------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - none                      -           -
   Common stock, par value $.01 per
     share, authorized - 50,000,000
     shares; issued and outstanding -
     7,583,965 and 7,583,076 shares,
      respectively                                          76          76
   Additional paid-in capital                           38,566      38,563
   Retained earnings                                    10,642      31,207
   Accummulated other comprehensive (loss) income          (28)        133
   Treasury stock, at cost - 20,573 shares                (411)       (411)
                                                      -------------------------
        Total shareholders' equity                      48,845      69,568
                                                      --------------------------
                                                      $ 93,919    $ 98,665
                                                      =========================


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                        (in thousands, except share data)



                                             1999      1998      1997
                                          ------------------------------

Net sales                                  $ 157,488 $ 248,159 $ 260,686


Cost of sales                                163,254   234,519   232,592
                                          ------------------------------
   Gross (loss) profit                        (5,766)   13,640    28,094

Selling and administrative expenses           12,422    15,319    15,773
Customer (recovery)bankruptcy                   (102)    1,130      -
Restructuring charge                           3,965     4,745      -
                                          ------------------------------
    Total operating expenses                  16,285    21,194    15,773
                                          ------------------------------

    Operating (loss)income                   (22,051)   (7,554)   12,321

Interest expense                               1,124     1,768     1,586

Other income, net                                 19       283       472
                                          ------------------------------
  (Loss)income before income taxes           (23,156)   (9,039)   11,207

(Benefit from)provision for income taxes      (2,591)   (2,879)    4,249
                                          ------------------------------

Net (loss)income                           $ (20,565)$  (6,160)$  $6,958
                                          ==============================

Net (loss)income per common and
   common equivalent share
    Basic                                  $   (2.72)$   ( .82)$    .93
                                         ==============================
    Diluted                                $   (2.72)$   ( .82)$    .91
                                         ==============================

Weighted average number of common
 and common equivalent shares outstanding
   Basic                                   7,562,727 7,541,541 7,441,881
                                           ========= ========= =========
   Diluted                                 7,562,727 7,541,541 7,617,345
                                           ========= ========= =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)AND SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                 (in thousands)
                                                                                    Accumulated
                                                                                      Other
                              Comprehensive                Additional               Comprehensive                   Total
                                 Income        Common        Paid-In    Retained      Income      Treasury      Shareholders'
                                 (Loss)         Stock        Capital    Earnings      (Loss)       Stock           Equity
                             ----------------------------------------------------------------------------------------------
BALANCE, September 30, 1996                    $    74         $36,974    $30,409         -             -           $67,457

 Exercise of stock options                           1           1,456       -            -             -             1,457

 Purchase of treasury shares                      -               -          -            -             $(411)        $(411)

 Net income                    $  6,958           -               -         6,958         -             -             6,958

 Other comprehensive income        -              -               -           -           -             -              -
                             ----------------------------------------------------------------------------------------------
 Comprehensive income          $  6,958
                               =========

BALANCE, September 30, 1997                         75          38,430     37,367         -              (411)       75,461

 Exercise of stock options                           1             133       -            -             -               134

 Net loss                     $  (6,160)          -               -        (6,160)        -             -            (6,160)

 Other comprehensive income,
  currency translation
  adjustments                       133           -               -          -             133          -               133
                             ------------------------------------------------------------------------------------------------------
 Comprehensive loss            $ (6,027)
                               =========

BALANCE, September 30, 1998                         76          38,563     31,207          133           (411)       69,568

  Shares issued under Directors
  Stock Plan                                      -                  3       -            -             -                3

  Net loss                     $(20,565)          -               -       (20,565)        -             -           (20,565)

  Other comprehensive income,
   currency translation
   adjustments                     (166)          -               -          -            (161)         -              (161)
                             ------------------------------------------------------------------------------------------------------
  Comprehensive loss           $(20,726)
                               =========
BALANCE, September 30, 1999                    $    76         $38,566    $10,642       $  (28)        $ (411)      $48,845
                                               ====================================================================================



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Page 29 of 46

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (in thousands)
                                                        1999      1998    1997
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                 $(20,565) $(6,160) $ 6,958
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization                     15,145   10,013    9,252
     Deferred income taxes                                322   (2,341)    (570)
     Gain on sale of fixed assets                         (33)    (165)     (53)
     Amortization of costs in excess of net assets
     acquired                                             400      475      474
     Common stock issued under Directors Stock Plan         3     -        -
     Goodwill, equipment and building writedown
     related to restructuring                           2,137    2,376     -
     Changes in operating assets and liabilities:
      (Increase)Decrease
        Accounts receivable                              (930)  26,211  (20,834)
        Inventories                                   (10,687)  25,538  (19,354)
        Income taxes receivable                        (1,009)  (1,960)     757
        Other current assets                             ( 85)    (307)      67
        Other assets                                      252     (206)     355
      Increase (Decrease)
       Accounts payable                                 8,474  (30,617)  26,929
       Accrued payroll and related expenses                17   (1,783)   2,839
       Accrued income taxes                              -      (1,887)   1,887
       Accrued insurance                                 (555)   1,353     -
       Other accrued expenses                             610      (99)     174
                                                       ------------------------
        Net cash (used in) provided by
                 operating activities                  (6,504)  20,441    8,881
                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (2,434)  (8,092)  (9,912)
 Purchase of certain assets of Ohshima Manufacturing     -      (1,173)    -
 Proceeds from sale of equipment                          310      655      335
                                                       -------------------------
          Net cash used in investing activities        (2,124)  (8,610)  (9,577)
                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options and warrants                  -         134    1,457
 Purchase of treasury stock                              -        -        (411)
 Net borrowings(repayments) under revolving credit
 facilities                                            10,600  (10,530)   2,000
 Proceeds from long-term debt                            -      16,380    3,150
 Principal payments on long-term debt                    (158) (19,501)  (3,061)
                                                      --------------------------
           Net cash provided by (used in)
               financing activities                    10,442  (13,517)   3,135
                                                      --------------------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS     1,814   (1,686)   2,439

Effect of exchange rate changes                           (85)      43     -

CASH AND CASH EQUIVALENTS, beginning of year            2,278    3,921    1,482
                                                       -------------------------
CASH AND CASH EQUIVALENTS, end of year                $ 4,007  $ 2,278  $ 3,921
                                                       =========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                       $   926  $ 1,645  $ 1,586
                                                       =========================
       Income taxes, net of refunds received          $(1,907) $ 3,261  $ 1,769
                                                       =========================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 1999, 1998 AND 1997



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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc.(Edinburg), IEC Arab, Alabama Inc. (Arab)and also includes from August 31, 1998,
IEC Electronics - Ireland Ltd. (Longford)(collectively, the Company). All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

The Company recognizes revenue upon shipment of product for both turnkey and consignment contracts.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company's cash and cash equivalents are held and managed by institutions which follow the Company's investment policy. The fair value of the Company's financial instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.

During the fourth quarter of 1999, the Company completed a review of its fixed asset lives and, in turn, shortened the estimated lives of certain categories of equipment, effective July 1, 1999. The change in estimate was based on the following: the downsizing of the business; the loss of certain "large run" customers which have forced the Company to utilize a quick change-over mentality; and changing technology, therefore obsoleting production equipment more quickly. The effect of this change in estimate increased depreciation for the year ended September 30, 1999 by approximately $4.7 million.

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

During the fourth quarter of 1999, certain fixed assets were no longer in use and indentified as impaired. The equipment has been marketed for sale, and as such, the carrying value of these assets was written down to the estimated recoverable sales value, net of commissions obtained from appraisals and used equipment quotations. The effect of this impairment recoqnition totalled approximately $400,000 and was included with depreciation expense for the year ended September 30, 1999.

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

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired of $14.1 million is being amortized on a straight-line basis over 40 years. The balance is presented net of accumulated amortization of $3.9 million and $3.5 million at September 30, 1999 and 1998, respectively. Amortization of $400,000, $475,000, and $474,000 was charged against operations for the years ended September 30, 1999, 1998, and 1997, respectively.

The write-off of net goodwill in the amount of $670,000, related to the Longford operations was charged to the restructuring reserve in fiscal 1999. The write-off of net goodwill of approximately $1.3 million during fiscal 1998 related to the Alabama facility and was charged to the restructuring reserve. See Note 2.

Net Income per Common and Common Equivalent Share


                                      (Loss)Income     Shares         Per Share
     Year-Ended                       (Numerator)    (Denominator)     Amount
------------------------              ------------    ------------    ---------
September 30, 1999
  Basic EPS
   Loss available to
    common shareholders               $  (20,565)      7,562,727      $   (2.72)
                                      ===========      =========       =========
September 30, 1998
  Basic EPS
   Loss available to
    common shareholders               $   (6,160)      7,541,541      $    (.82)
                                      ===========      =========       =========
September 30, 1997
  Basic EPS
   Income available to
    common shareholders               $    6,958      7,441,881       $     .93
                                                                       =========

   Effect of dilutive options               -           175,464
                                      -----------     ----------
Diluted EPS
   Income available to
    common shareholders and
    and assumed conversions           $    6,958      7,617,345        $    .91
                                      ==========      =========        ========

Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the year. No reconcilation is provided for 1999 and 1998 as the effect would be antidilutive. Options to purchase 36,000 common shares at an average price of $20 per share were outstanding for the year ending September 30, 1997 but were not included in the computation of diluted EPS since the options' exercise price was greater than the average market price of common shares.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary are translated based on the current exchange rate at the end of the period for the balance sheet and weighted-average rate for the period of the consolidated statement of operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.

Comprehensive Income

During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of foreign currency translation adjustments and is presented in the statements of comprehensive income (loss) and shareholders' equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RESTRUCTURING:

In September 1999, the Company announced its plan to close its underutilized Longford operations and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000), and repayment of a grant provided by the Irish Development Agency ($681,000).
The Company recorded charges against the accrual of approximately $900,000 during fiscal 1999. There were no significant reallocations or reestimates to date.

Orginally, in August 1998, the Company acquired certain assets of Ohshima Electronics Manufacturing Limited (Ohshima) located in Longford, Ireland, for an initial purchase price of approximately $1.2 million. The acquistion was funded through the Company's existing senior credit facility and accounted for as a purchase. The purchase price exceeded the fair market value of net assets by approximately $740,000, which was being amortized on a straight-line basis over 15 years. The accompanying financial results include the results of Longford from the date of acquistion (August 31, 1998).

In August 1998, the Company announced plans to close its Alabama operations
(Arab) and to transfer many of the customers served in that facility to the Company's other operations in New York and Texas. The restructuring charge of $4.7 million relates primarily to the write-down of assets to be disposed of, to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of $1.4 million and $1.3 million during fiscal 1999 and fiscal 1998, respectively. There were no significant reallocations or reestimates to date.

3.    INVENTORIES:

The major classifications of inventories are as follows at September 30 (in thousands):

                            1999     1998
                          -------- --------

   Raw materials           $23,226  $14,170
   Work-in-process           7,502    5,902
                          -------- --------
                           $30,728  $20,072
                          ======== ========



4.    PROPERTY, PLANT, AND EQUIPMENT:

The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 1999     1998
                                -------- --------

Land and land improvements      $ 1,199  $ 1,166
Buildings and improvements       11,271   11,341
Machinery and Equipment          66,873   65,756
Furniture and fixtures            6,266    6,640
                                -------- --------
                                 85,609   84,903
Less- Accumulated depreciation
   and amortization             (63,831) (48,582)
                                -------- --------
                               $ 21,778 $ 36,321
                                ======== ========

Depreciation and amortization was $15.1 million, $10.0 million, and $9.3 million for the years ended September 30, 1999, 1998 and 1997, respectively.

Included in property, plant and equipment are land and land improvements with a net book value of approximately $100,000, buildings and improvements with a net book value of approximately $1.2 million, and machinery and equipment with a net book value of approximately $1.8 million which are currently available for sale. The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                         10 years
Buildings and improvements          10 to 40 years
Machinery and equipment              3 to 5  years
Furniture and fixtures               3 to 7  years

5.    LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                                                 1999     1998
                                                               -------- -------
   Senior debt facility obtained through revolving line of
    credit.                                                    $17,600  $ 7,000
   Mortgage note payable                                          -         158
                                                               -------- -------
                                                                17,600    7,158
   Less- Current portion, based on the terms of the new
   credit facility                                               1,053       20
                                                               -------- -------
                                                               $16,547  $ 7,138
                                                               ======== =======


During May 1998, the Company refinanced its $33 million of available lines of credit with a three-year $65 million senior credit facility with a bank group. In June 1999, the Company reduced the credit facility by $15 million to a $50 million senior credit facility as well as changing the rates and terms of the borrowings. Interest on this revolving credit facility was determined at the Company's option on a LIBOR or prime rate basis, plus a margin. Additionally, a facility fee was paid on the unused portion of the facility. Based on the dates of the related borrowings as of September 30, 1999 and 1998, the interest rates related to the revolving credit facility ranged from 7.025 percent to 8.25 percent and 6.08 percent to 6.64 percent in 1999 and 1998, repectively.

The 30-day LIBOR rate was 5.4375% and the prime rate was 8.25% at September 30, 1999.

The credit facility was collaterlized by the majority of assets of the Company. The Company was required to maintain certain financial ratios as well as to comply with certain restrictions including: limits on incurring additional indebtness; creating liens or other encumbrances; making certain payments, investments or loans; guarantees; selling or otherwise disposing of a substantial portion of assets, or merging or consolidating with an unaffiliated entity. The most significant financial covenants included a leverage ratio, an interest coverage ratio, and a ratio of consolidated current assets to consolidated total indebtedness. The Company was not in compliance with all financial covenants as of September 30, 1999 and therefore entered into a forbearance agreement with the participating banks until a new secured debt asset facility was in place. During the forbearance period, the lenders continued to make revolving loans pursuant to the amended credit agreement, upon payment of a forbearance fee, and a revision to the interest and facility fee rate calculations.

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. The new agreement is a three year secured asset based facility for $30 million, increasing to $35 million in year two. The credit facility consist of two components, the first a $20 million revolving credit facility (increasing to $25 million in year two) based on eligibility critera for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, repectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000.

At closing, the Company had available for borrowing $28.8 million pursuant to the terms of its new facility. A portion of the net proceeds was used to repay its outstanding obligations under its prior credit facility, leaving approximately $9.0 million available for future borrowings.

The interest rate on the revolving credit facility is calulated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate or LIBOR plus 185 basis points to a maximum of prime rate plus 3 1/4 percent or LIBOR plus 600 basis points. Based on the Company's debt-to-worth ratio at the date of the bank's closing, the interest rate is either the prime rate or LIBOR plus 200 basis points. Additionally, a facility fee is paid on the unused portion of the facility.

The interest rate on the term note is calculated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate plus 1/8 percent or LIBOR plus 200 basis points to a maximum of prime rate plus 3 1/2 percent or LIBOR plus 625 basis points. Based on the Company's debt-to-worth ratio at the date of the bank's closing, the interest rate is either the prime rate plus 1/8 or LIBOR plus 215 basis points.

The Company is required to make an election to select either the prime rate or LIBOR, as the basis for the interest rate calulation, any change in election is subject to the terms of the credit agreement.

The new credit facility contains specific affirmative and negative covenants binding the Company, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants provide that the company maintain a minimum tangible net worth, minimum net income after taxes, maximum debt-to-worth ratio, and minimum cash flow coverage. Covenant compliance begins with the quarter ending December 31, 1999.

Based on the terms of the new asset based facility, the aggregate annual maturities of long-term debt at September 30, 1999 are as follows
(in thousands):

                                   Year               Amount
                                   ----               ------
                                   2000             $  1,053
                                   2001                2,105
                                   2002                2,105
                                   2003               12,337
                                                      ------
                                                    $ 17,600
                                                      ======

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its recorded value.

6.    INCOME TAXES:

The (benefit from)provision for income taxes in fiscal 1999, 1998 and 1997 is summarized as follows(in thousands):
                                            1999      1998      1997
                                          -------   -------   -------

Current
   Federal                                $ (3,083) $  (747)  $ 4,462
   State                                       170      209       357
Deferred                                       322   (2,341)     (570)
                                          --------  --------- --------
   (Benefit from)provision
     for income taxes, net                $ (2,591) $(2,879)  $ 4,249
                                           =======  ========= ========


The components of the deferred tax asset (liability) at September 30 are as follows(in thousands):

                                                      1999           1998
                                                      ----           ----
Ireland losses                                       $2,040         $  -
Net operating loss and AMT credit carryovers            714            -
Accelerated depreciation                             (1,746)         (4,323)
New York state investment tax credits                 3,301           3,036
Compensated absences                                    349             587
Inventories                                           1,836           1,781
Receivables                                              62             671
Restructuring reserve                                   637           1,020
Other                                                   463             186
                                                     -------         -------
                                                      7,656           2,958
Valuation allowance                                  (7,656)         (2,636)
                                                     -------         -------
                                                    $  -             $  322
                                                     =======         =======

A full valuation allowance has been established against the net deferred tax asset due to recent losses and tax carryback limitations. The Company has a net operating loss carryforward of $1.1 million (expiring in fiscal 2019) and alternative minimum tax carryforwards of $331,000.

The Company has available approximately $5 million in New York State investment tax credits through 2008. A valuation allowance has been recorded at September 30, 1999 and 1998 to offset a majority of the deferred tax assets generated by New York state investment tax credits since the Company anticipates generating additional investment tax credits each year during the carryforward period, which limits the utilization of the tax credit carryforward.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 1999, 1998 and 1997 are summarized as follows:

                                      1999   1998   1997
                                      -----  -----  -----
(Benefit)provision for income taxes
  at statutory rates                 (34.0)% (34.0%)% 34.0%
Amortization of cost in excess
 of net assets acquired                0.5     1.3     1.1
Provision for state taxes,net          0.5     1.5     2.1
Other                                  0.2    (0.7)    0.7
Deferred Current Valuation Allowance  21.7     -       -
                                     -----   -----    -----
                                     (11.1)% (31.9)%  37.9%
                                     =====   =====    =====


7.    SHAREHOLDERS' EQUITY:

Stock-Based Compensation Plans

In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which replaced and superseded the 1989 Stock Option Plan. However, any outstanding options under the 1989 Stock Option Plan remain in effect in accordance with and subject to the terms of the 1989 Stock Option Plan.

Under the SOP, a total of 1,400,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 1999. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Incentive stock options granted during the period between July 1995 through September 1999 vest in increments of 25 percent. Nonqualified stock options granted during fiscal year 1999, 1998 and 1997 vest in increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise Available
    September 30,                      Option    Price    for Grant  Exercisable
    -------------                      --------- -------- --------   -----------
        1996                           504,542   $10.53   306,504        306,542
          Options granted              376,500     8.56
          Options exercised           (137,131)    7.67
          Options forfeited           (105,000)   11.89
                                      ---------
        1997                           638,911     9.75    35,004        199,661
          Options granted              113,500    11.89
          Options exercised            (30,875)    4.33
          Options forfeited            (69,500)   11.96
                                      ---------
        1998                           652,036    10.23   491,004        338,911
          Options granted              123,000     3.75
          Options exercised               -         -
          Options forfeited           (150,539)   12.48
                                      ---------
        1999                           624,497     8.38   518,543        367,372
                                      =========
The following table summarizes information about stock options outstanding as of September 30, 1999:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           1999            Life      Price        1999         Price
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 3.25-$3.875         114,500      6.405    $  3.728           -      $   -
 $ 5.00-$6.25          139,747      3.567    $  6.040         80,247   $  5.903
 $ 7.625-$9.75         185,000      3.366    $  8.774        143,000   $  8.659
 $10.825-$13.00        162,750      2.472    $ 12.174        137,750   $ 12.419
 $14.375-$16.50         22,500      4.735    $ 15.850          6,375   $ 15.868
                 ----------------                      -----------------
                      624,497                                367,372
                 ================                       ================


The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $3.74, $11.34 and $4.80, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.00 percent, 5.75 percent and 6.43 percent, for fiscal 1999, 1998 and 1997, respectively; volatility of 53 percent for fiscal 1999 and 1998 and 50 percent for fiscal 1997, respectively; and expected option life of 7 years for fiscal 1999 and 1998, and 5.8 years for fiscal 1997, respectively. The dividend yield was 0 percent. Forfeitures are recognized as they occur.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income(loss) and net income(loss) per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                             1999              1998               1997
                        ----------------    ---------------   ---------------
                          As    Pro         As      Pro        As      Pro
                       Reported Forma     Reported  Forma    Reported Forma
                       -------- ------    --------  -------  ------- -------

Net (loss) income     $(20,565) $(20,726) $(6,160) $(6,412)   $6,958  $6,683
                      ========= ========  =======  ========   ======= =======

Net (loss)income per
 common and common
 equivalent share:
   Basic                $(2.72)   $(2.74)   $(.82)   $(.85)    $0.93   $0.90
                       ======== ========= ========  ========  ======= =======
   Diluted              $(2.72)   $(2.74)   $(.82)   $(.85)    $0.91   $0.88
                       ======== ========  ========  ========  ======= =======

Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Treasury Stock

On August 25, 1997, a note receivable from an officer was paid in full, including accrued interest, by the surrender of Company stock held by the officer. Accordingly, the Company reacquired 20,573 shares at the fair market value of $411,000.

8.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the industial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 1999, three customers accounted for 23 percent, 18 percent and 10 percent, respectively, of the Company's net sales. For the fiscal year ended September 30, 1998, two customers accounted for 38 percent and 15 percent, respectively, of the Company's net sales. For the fiscal year ended September 30, 1997, two customers accounted for 26 perent and 20 percent, respectively, of the Company's net sales.

At September 30, 1999, amounts due from the three customers represented
36 percent, 20 percent and 4 percent, respectively, of trade accounts receivable. At September 30, 1998, amounts due from the two customers represented 29 percent and 12 percent, respectively, of trade accounts receivable. The Company performs ongoing credit evaluation of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 16 percent, 34 percent, and 32 percent of total net sales in fiscal years 1999, 1998 and 1997, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Mexico

During 1999, the Company entered into an agreement for the production and distribution of electronic assemblies in Reynosa, Mexico. The term of the agreement is three years and requires the Company to maintain a minimum of 25 employees. Based on current labor rates, the Company's annual commitment is approximately $300,000. In addition, the Company has entered into a five year lease which expires in April 2004 for a 50,000 aquare foot facility located in Reynosa, Mexico.

The lease contains renewal provisions and generally requires the Company to pay utilities, insurance, taxes, and other operating expenses. Beginning in year three, the lease is subject to minimum increases of 1.5 percent which is reflected in the commitment detail below, however the maximum increase is 3 percent.

The minimum annual rental commintment at September 30, 1999 is payable as follows: (in thousands)

               Year      Amount
               ----      ------
               2000      $312
               2001       314
               2002       319
               2003       323
               2004       190

Lemelson

During fiscal 1999, the Company received a notice of infringement, along with an offer of a licence, from the Lemelson Foundation. The notice alleged that the Company has infinged certain of the Lemelson Foundation patents relating to machine vision and bar-code technology. To date, approximately 480 companies, large and small have signed licenses with the Lemelson Foundation believing that a known royalty rate which could be built into the cost of the product was preferable to ongoing litigation with uncertain results. An industry association, on behalf of the electronics manufacturing services industry, has negotiated a form license agreement which obtained rights to all of the relevant Lemelson patents for a a one-time paid-up royalty. As of September 30, 1999, the Company has calculated the cost of the corresponding royalty to be approxiately $530,000 based on a licensing period from 1991 though 2001 and recorded a liability to reflect the prior and current years' impact against cost of goods sold.

Litigation

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

10.   RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The matching Company contributions were approximately $744,000, $717,000 and $524,000 for the years ended
September 30, 1999, 1998 and 1997, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 1999, 1998, or 1997.

11.   ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Finanncial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activies - Deferral of Effective Date of FASB Statement No. 133 for one year". With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.


12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter
                                  -------- -------- -------- ----------

                                   (in thousands, except share data)
YEAR ENDED SEPTEMBER 30,1999:
   Net sales                      $36,281  $34,854  $37,522   $48,831
   Gross profit (loss)               (602)     474      558    (6,196)
   Net income (loss)               (2,305)  (1,760)  (1,706)  (14,794)
   Net income (loss) per common
    and common equivalent share:
     Basic                          (0.30)   (0.23)   (0.23)    (1.96)
     Diluted                        (0.30)   (0.23)   (0.23)    (1.96)

YEAR ENDED SEPTEMBER 30, 1998:
   Net sales                       $94,115  $71,045  $43,125   $39,874
   Gross profit(loss)                8,688    4,307    1,258      (613)
   Net income (loss)                 2,327     (891)  (1,337)   (6,259)
   Net income (loss) per common
    and common equivalent share:
     Basic                           0.31    (0.12)   (0.18)    (0.83)
     Diluted                         0.30    (0.12)   (0.18)    (0.83)

YEAR ENDED SEPTEMBER 30, 1997:
   Net sales                       $50,522  $61,103  $62,798   $86,263
   Gross profit                      4,708    7,088    7,904     8,394
   Net income                          912    1,873    1,823     2,350
   Net income per common and
    common equivalent share:
     Basic                            0.12     0.25     0.25      0.31
     Diluted                          0.12     0.25     0.24      0.30

                                  SCHEDULE II

                     IEC ELECTRONICS CORP. AND SUBSIDARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                           (All amounts in thousands)


                                                    1999      1998      1997
                                                 ------------------------------
Accounts receivable reserve balance,             $ 1,975   $   722    $  100
at beginning, of year
  Provision for doubtful accounts                   -        1,639       672
  Write-off of doubtful accounts, net of
    recoveries                                     1,799      386       -
                                                 -------------------------------
Balance, at end of year                          $   176    $1,975    $  772
                                                 ===============================


                                                   1999      1998      1997
                                                 ------------------------------
Restructuring reserve balance,                   $ 3,396    $ -      $  -
at beginning, of year
  Provision for restructuring                      3,965     4,745      -
  Deductions                                       2,294     1,349      -
                                                 -------------------------------
Balance, at end of year                          $ 5,067    $3,396      -
                                                 ===============================

                                 EXHIBIT 22.1



                      Subsidiaries of IEC Electronics Corp.


IEC Electronics-Edinburg, Texas Inc., a Texas corporation, wholly-owned by IEC Electronics Corp.

IEC Arab, Alabama Inc., a Alabama corporation, wholly-owned by IEC Electronics Corp.

IEC Electronics-Ireland Limited., an Irish corporation, wholly-owned by IEC Electronics Corp

IEC Electronics Foreign Sales Corporation, a Barbados corporation, wholly-owned by IEC Electronics Corp.

                                  Exhibit 24.1


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 File Nos. 33-63816, 33-79360, 333-4634, 333-84471 and 333-84469.


                                                /s/ Arthur Andersen LLP


Rochester, New York,
December 28, 1999