Form 10-Q
period 1999-12-31
IEC ELECTRONICS CORP
filed 2000-02-10
CIK 49728

                       UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -Act of 1934

For the quarterly period ended December 31, 1999

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

     Common Stock, $0.01 Par Value - 7,588,051 shares as of February 7, 2000.

PART 1       FINANCIAL INFORMATION


                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 31, 1999 (Unaudited) and September 30, 1999........... 3

               Consolidated Statements of Operations for the three months ended:
               December 31, 1999 (Unaudited) and December 25, 1998(Unaudited). 4

               Consolidated Statement of Cash Flows for the three months ended:
               December 31, 1999 (Unaudited) and December 25, 1998(Unaudited). 5

               Notes to Consolidated Financial
               Statements (Unaudited)......................................... 6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................... 9


                                PART II

     Item 1. Legal Proceedings............................................... 11

     Item 2. Changes in Securities........................................... 11

     Item 3. Defaults Upon Senior Securities................................. 11

     Item 4. Submission of Matters to a Vote of Security Holders............. 11

     Item 5. Other Information............................................... 11

     Item 6. Exhibits and Reports on Form ................................... 11

     Signature .............................................................. 12

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                       (in thousands, except share data)

                                               DECEMBER 31,    SEPTEMBER 30,
                                                  1999            1999
                                               -------------  --------------
            ASSETS                                (Unaudited)

Current Assets:
   Cash and cash equivalents                      $   -             $4,007
   Accounts receivable                              29,989          23,734
   Inventories                                      40,450          30,728
   Income taxes receivable                            -              2,966
   Life insurance proceeds receivable                2,016             -
   Other current assets                                766             516
                                               -------------     ------------
      Total current assets                          73,221          61,951
                                               -------------     ------------

Property, Plant and Equipment, net                  20,085          21,778
                                               ---------------   ------------

Other Assets:
   Cost in excess of net assets acquired, net       10,085          10,173
   Other assets                                        310              17
                                               --------------    ------------
                                                    10,395          10,190
                                               --------------    -------------
                                                  $103,701         $93,919
                                               ===============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt           $     1,579          $1,053
   Accounts payable                                 29,592          21,819
   Accrued payroll and related expenses              2,431           3,867
   Accrued insurance                                 1,347             798
   Other accrued expenses                              959             990
                                               ---------------   ------------
       Total current Liabilities                    35,908          28,527
                                               ---------------   ------------

Long-term Debt                                      19,892          16,547
                                               ---------------   ------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                         -               -
   Common stock, par value $.01 per share
       Authorized - 15,000,000 shares
       Outstanding - 7,585,651 shares and
       7,583,076 shares, respectively                   76              76
   Additional paid-in capital                       38,570          38,566
   Retained earnings                                 9,418          10,642
   Accumulated other comprehensive income -
       Cumulative translation adjustment               248             (28)
   Treasury Stock, at cost - 20,573 shares            (411)           (411)
                                               ---------------   -----------
       Total shareholders' equity                    47,901         48,845
                                               ---------------   -----------
                                                   $103,701        $93,919
                                               ================  =============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets

                                  Page 3 of 12


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                              AND DECEMBER 25, 1998
                        (in thousands, except share data)

                                               3 MONTHS       3 MONTHS
                                                 ENDED         ENDED
                                                DECEMBER      DECEMBER
                                                31, 1999       25, 1998
                                               -----------    ----------
                                               (Unaudited)    (Unaudited)

Net sales                                        $43,770        $36,281
Cost of sales                                     43,741         36,883
                                               -----------    -----------
     Gross profit (loss)                              29           (602)

Selling and Administrative expenses                2,906          2,597
                                               -----------    ------------
     Operating loss                               (2,877)        (3,199)

Interest expense                                    (361)          (154)
Other income (expense), net                           15            (13)
Life insurance proceeds                            2,000           -
                                               -----------    ------------
     Loss before benfit from income taxes         (1,223)        (3,366)

  Benefit from income taxes                         -            (1,061)
                                               -------------  -------------
Net loss                                         ($1,223)       ($2,305)
                                               ============== ==============

Net loss per common and common
and common equivalent share
     Basic                                        ($0.16)       ($0.30)
     Diluted                                      ($0.16)       ($0.30)

Weighted average number of common and
common equivalent shares outstanding
     Basic                                      7,565,078    7,562,503
     Diluted                                    7,565,078    7,562,503

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND
                                DECEMBER 25, 1998
                                 (in thousands)

                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     31, 1999        25, 1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($1,223)       ($2,305)
  Adjustments to reconcile net loss
  to net cash (used in) operating activities:
   Depreciation and amortization                        1,892          2,583
   Amortization of cost in excess of
   net assets acquired                                     88            101
  Common stock issued under Directors Stock Plan            4           -
  Changes in operating assets and liabilities:
   (Increase) decrease:
     Accounts receivable                               (6,289)           983
     Inventories                                       (9,742)         1,288
     Income taxes receivable                            2,966         (1,099)
     Life insurance receivable                         (2,016)          -
     Other current assets                                (256)          (757)
     Other assets                                        (244)            32
   Increase (decrease):
     Accounts payable                                   8,258             26
     Accrued payroll and related expenses              (1,429)        (1,534)
     Other accrued expenses                               516           (114)
                                                    ----------     -----------
     Net cash used in operating activities             (7,475)          (796)
                                                    ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (190)          (544)
 Proceeds from sale of building                         -                220
 Proceeds from sales of equipment                          52           -
                                                   ----------     -----------
    Net cash used in investing activities                (138)          (324)
                                                    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit agreements             21,471          2,600
(Repayments) under line of credit agreements           (17,600)        (3,600)
 Cost incurred to secure debt facility                     243
Principal payments on long-term debt                    -              (158)
                                                    ----------      -----------
    Net cash provided by (used in)
    financing activities                                 3,628         (1,158)
                                                    ----------      -----------

  Net decrease in cash and cash equivalents            (3,985)          (2,278)
  Effect of exchange rate changes                         (22)            -
  Cash and cash equivalents at beginning of period      4,007            2,278
                                                    ===========      ===========
  Cash and cash equivalents at end of period           $ -            $   -
                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             $330            $191
                                                      ========          ======
    Income taxes                                      ($2,954)            $37
                                                      ========          ======

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 of 12

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999



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

Consolidation
-------------
The consolidated financial statements include the accounts of IEC Electronics Corp., and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. (Edinburg), IEC Arab, Alabama Inc.(Arab), and IEC Electronics - Ireland Ltd. (Longford), (collectively, the Company). In September 1999, the Company annouced its plan to close its underutilized Longford operations and to transfer some of the customers served there to its other operations in New York and Texas. In August 1998, the Company announced plans to close its Arab operations and to transfer many of the customers served in that facility to the Company's other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition
-------------------
The Company recognizes revenues upon shipment of product for both turnkey and consignment contracts.

Cash and Cash Equivalents
-------------------------
Cash and Cash equivalents include highly liquid investments with original maturities of three months or less. The Company's cash and cash equivalents are held and managed by institutions which follow the Company's investment policy. The fair value of the Company's financial instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end
(in thousands):


                             December   September
                                31,         30,
                               1999        1999
                            -----------------------
                            (Unaudited)
     Raw materials            $30,921      $23,226
     Work-in-process            9,529        7,502
                            =======================
                              $40,450      $30,728
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

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999



Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of December 31, 1999, and for the three months ended December 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K.

Net Income per Common and Common Equivalent Share
--------------------------------------------------------
(in thousands, except for share and pre share data)


                                        (Loss)Income  Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

December 31, 1999
 Basic EPS
 Loss available to common Shareholders   ($1,223)  7,565,078      ($0.16)
                                         ====================================

December 25, 1998
 Basic EPS
 Loss available to common Shareholders   ($2,305)  7,562,503      ($0.30)
                                         ====================================


Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three month period. No reconciliation is provided as the effect would be antidilutive.


(2)   Comprehensive Income
      --------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130) on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income (loss) and foreign currency translation adjustments, was as follows for the three months ended December 31, 1999 and December 25, 1998.(in thousands):


                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     31, 1999        25, 1998
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (1,223)     $  (2,305)
Other comprehensive income (loss):
     Foreign currency translation adjustments             276            (23)
                                                    ----------     -----------
Comprehensive loss                                  $    (947)     $  (2,328)
                                                    ==========     ===========

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



(3)   Financing Arrangements
      ----------------------

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. The new agreement is a three year secured asset based facility for $30.0 million, increasing to $35.0 million in year two. The credit facility consists of two components, the first a $20.0 million revolving credit facility (increasing to $25.0 million in year two) based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000. At December 31, 1999, $21.5 million was outstanding with $7.3 million available under the new three year secured asset based facility.

(4)   Life Insurance Proceeds
      -----------------------

The Company's President and Chief Executive Officer died suddenly on
December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million

(5)   Litigation
      -----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions
(or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


(6)   ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Actives - Deferral of Effective Date of FASB Statement No. 133 for one year". With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.

(7)  Longford Operations

On December 21, 1999, a third party entered into an option agreement with the Company to purchase certain assets and assume the lease of the Company's Longford facility. Although there can be no assurances that this agreement will be consummated, a benefit of approximately $750,000 to $850,000 could result from the reversal of a previously established restructuring reserve at closing.

Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of Operations - Three months ended December 31, 1999 as
--------------------------------------------------------------------------------
compared to three months ended December 25, 1998.
-------------------------------------------------

Net sales for the three month period ended December 31, 1999, were $43.8 million as compared to $36.3 million for the comparable period of the prior fiscal year, an increase of 20.6 percent. The increase in sales was primarily due to an increase in demand from its two largest customers. Sales to new customers were approximately 2 percent of the sales for the quarter. Turnkey sales were 97 percent of net sales in the quarter as compared to 94 percent for the comparable period of the prior year. Turnkey sales this quarter was affected by the unusally high material content of a large job.

The gross profit was $29,000 or 0.1 percent of sales in 1999 versus a gross loss of ($602,000) or (1.7) percent of sales in the comparable period of 1998. The increase was due to lower labor and overhead costs as a percent of sales.

Selling and administrative expenses increased to $2.9 million in the three months ended December 31, 1999, from $2.6 million in the comparable period of the prior fiscal year, an increase of 11.5 percent. This increase is primarily due to increases in sales commissions associated with higher sales levels. As a percentage of net sales, selling and administrative expenses decreased to 6.6 percent from 7.2 percent in the same quarter of the prior year.

Net loss for the quarter was ($1.2) million versus ($2.3) million in the comparable quarter of the prior year. Diluted loss per share was ($.16) as compared to diluted loss per share of ($.30) per share in the comparable period of the prior fiscal year. Excluding the effects of the life insurance proceeds of $2.0 million, the net loss would have been ($3.2) million or ($0.42) per share in the current quarter.

Higher accounts receivable levels are reflective of the increased volume of sales.

At quarter-end the inventory level was $40.5 million up from $30.7 million. This represents annualized turns of 4.7 days. Inventory growth to support increasing production level is currently a very major focus item at IEC.


Liquidity and Capital Resources
-------------------------------

Net sales for the month of December 1999 were $23.2 million, representing 53 percent of the total net sales for the three month period ending
December 31, 1999. Net sales for the month of December 1998 were $14 million, representing 39% of the total net sales for the three month period ending December 25, 1998. The Company operates on a calendar quarter consisting of four weeks in the first and second months And five weeks in the third month.

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. The new agreement is a three year secured asset based facility for $30 million, increasing to 35 million in the second year. At December 31, 1999, $21.5 million was outstanding with 7.3 million remaining under the new three year secured asset based facility.

On December 21, 1999, a third party entered into an option agreement with the Company to purchase certain assets and assume the lease of the Company's Longford facility. Although there can be no assurances that this agreement will be consummated, a benefit of approximately $750,000 to $850,000 could result from the reversal of a previously established restructuring reserve at closing.

The Company believes that funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding of these future transactions, if any, may require The Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Year 2000 Conversion
--------------------

The Company has completed its Year 2000 Project ("Y2K") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of January 28, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

The Company believes that all its critical systems are Y2K ready. However, this is not a guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties.

Contingency plans are complete and will be implemented if required. Should a significant problem occur, the Company would revert to standard manual contingency procedures to continue operation until the problem is corrected.

To date, the Company has spent an estimated $500,000 on this project. The funding for this project comes from operations and working capital. None of the Company's other mission critical information projects have been delayed due to the implementation of the Y2K project.



Recently Issued Accounting Standards
------------------------------------

In June 1998, SFAS No. 137,"Accounting for Derivative Instruments and Hedging Actives - Deferral of Effective Date of FASB Statement No. 133", was issued. With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.


Forward-Looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties, including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward- looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 1999, Form 10-K and its other filings with the Securities and Exchange Commission.

 PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings


     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     10.1 Loan and Security agreement Among IEC ELECTRONICS CORP. ("IEC")
          Whose address and Chief Executive Office is 105 Norton Street, Newark, Newark, New York 14513 and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-EDINBURG")whose address and Chief Executive Office is 1920 SE. Industrial Park Drive, Edinburg, Texas 78539 and HSBC BANK USA, as agent ("Agent") Commercial Finance Department, One HSBC Center, Buffalo, New York and HSBC BANK USA, Commercial Finance Department, One HSBC Center, Buffalo, New York and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital"), 201 High Ridge Road, Stamford, Connecticut 06927

   b.  Reports on Form 8-K

          On December 14, 1999, the Company filed a Current Report on Form 8-K regarding the sudden death of Dr. David W. Fradin, the Company's Chief Executive Officer and a director of Registrant, on December 11, 1999,

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IEC ELECTRONICS CORP.
                                            REGISTRANT


Dated:February 10, 2000                 By:/s/Russell E. Stingel
                                        -----------------------
                                        Russell E. Stingel
                                        Chairman of the Board and
                                        Interim Chief Executive Officer


Dated:February 10, 2000                 By:/s/Richard L. Weiss
                                        -----------------------
                                        Vice President and
                                        Chief Financial Officer

--------------------------------------------------------------------

                    LOAN AND SECURITY AGREEMENT

--------------------------------------------------------------------

                                Among

                    IEC ELECTRONICS CORP. ("IEC")
             whose address and Chief Executive Office is
                          105 Norton Street
                       Newark, New York  14513

                                 and

        IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-EDINBURG")
             whose address and Chief Executive Office is
                1920 Southeast Industrial Park Drive
                       Edinburg, Texas  78539

(IEC and IEC-Edinburg are referred to herein individually as a "Debtor"
                 and collectively as the "Debtors")

                                 And

                  HSBC BANK USA, as agent ("Agent")
                    Commercial Finance Department
                           One HSBC Center
                      Buffalo, New York  14203

                                 And

                     HSBC BANK USA ("HSBC Bank")
                    Commercial Finance Department
                           One HSBC Center
                      Buffalo, New York  14203

                                 and

         GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital")
                         201 High Ridge Road
                    Stamford, Connecticut  06927

(HSBC Bank and GE Capital are referred to herein individually as a "Lender" and collectively as the "Lenders")

                      DATED:  DECEMBER 28, 1999

                          TABLE OF CONTENTS


                                                                 Page

1.    DEFINITIONS.................................................1
           1.1. CERTAIN SPECIFIC TERMS............................1
           1.2. SINGULARS AND PLURALS............................10
           1.3. U.C.C. DEFINITIONS...............................11

2.    LOANS......................................................11
           2.1. REVOLVING CREDIT.................................11
           2.2. PROCEEDS OF AN ADVANCE...........................12
           2.3. ESTABLISHMENT OF RESERVES........................12
           2.4. LETTERS OF CREDIT................................12
           2.5. TERM LOAN........................................13

3.    COLLATERAL AND INDEBTEDNESS SECURED........................13
           3.1. SECURITY INTEREST................................13
           3.2. OTHER COLLATERAL.................................14
           3.3. INDEBTEDNESS SECURED.............................14

4.    REPRESENTATIONS AND WARRANTIES.............................14
           4.1. CORPORATE EXISTENCE..............................14
           4.2. CORPORATE CAPACITY...............................15
           4.3. VALIDITY OF RECEIVABLES..........................15
           4.4. INVENTORY........................................15
           4.5. TITLE TO COLLATERAL..............................16
           4.6. NOTES RECEIVABLE.................................16
           4.7. EQUIPMENT........................................16
           4.8. PLACE OF BUSINESS................................16
           4.9. FINANCIAL CONDITION..............................16
           4.10.TAXES............................................17
           4.11.LITIGATION.......................................17
           4.12.ERISA MATTERS....................................17
           4.13.ENVIRONMENTAL MATTERS............................18
           4.14.VALIDITY OF TRANSACTION DOCUMENTS................19
           4.15.NO CONSENT OR FILING.............................19
           4.16.NO VIOLATIONS....................................19
           4.17.TRADEMARKS AND PATENTS...........................19
           4.18.CONTINGENT LIABILITIES...........................19
           4.19.COMPLIANCE WITH LAWS.............................20
           4.20.LICENSES, PERMITS, ETC...........................20

           4.21.LABOR CONTRACTS..................................20
           4.22.CONSOLIDATED SUBSIDIARIES........................20
           4.23.AUTHORIZED SHARES................................20
           4.24.LAWS AND REGULATIONS.............................20
           4.25.SOLVENCY.........................................21
           4.26.BANK ACCOUNTS....................................21
           4.27.DISCLOSURE.......................................21

5.    CERTAIN DOCUMENTS TO BE DELIVERED TO AGENT.................21
           5.1. DOCUMENTS........................................21
           5.2. INVOICES.........................................21
           5.3. CHATTEL PAPER....................................22

6.    COLLECTIONS................................................22

7.    PAYMENT OF PRINCIPAL, INTEREST, FEES, AND COSTS AND..
          EXPENSES...............................................22
           7.1. PROMISE TO PAY PRINCIPAL.........................22
           7.2. PROMISE TO PAY INTEREST..........................23
           7.3. PROMISE TO PAY FEES..............................24
           7.4. PROMISE TO PAY COSTS AND EXPENSES................24
           7.5. METHOD OF PAYMENT OF PRINCIPAL, INTEREST, FEES,
                AND COSTS AND EXPENSES...........................25
           7.6. COMPUTATION OF DAILY OUTSTANDING BALANCE
                OF ADVANCES......................................26
           7.7. ACCOUNT STATED...................................26

8.    PROCEDURES AFTER SCHEDULING RECEIVABLES....................27
           8.1. RETURNED MERCHANDISE.............................27
           8.2. CREDITS AND EXTENSIONS...........................27
           8.3. RETURNED INSTRUMENTS.............................27
           8.4. DEBIT MEMORANDA..................................28
           8.5. NOTES RECEIVABLE.................................28

9.    AFFIRMATIVE COVENANTS......................................28
           9.1. FINANCIAL STATEMENTS.............................28
           9.2. GOVERNMENT AND OTHER SPECIAL RECEIVABLES.........29
           9.3. TERMS OF SALE....................................30
           9.4. BOOKS AND RECORDS................................30
           9.5. INVENTORY IN POSSESSION OF THIRD PARTIES.........30
           9.6. EXAMINATIONS.....................................30
           9.7. VERIFICATION OF COLLATERAL.......................30
           9.8. RESPONSIBLE PARTIES..............................31
           9.9. TAXES............................................31
           9.10.LITIGATION.......................................31

           9.11.INSURANCE........................................31
           9.12.GOOD STANDING; BUSINESS..........................32
           9.13.PENSION REPORTS..................................33
           9.14.NOTICE OF NON-COMPLIANCE.........................33
           9.15.COMPLIANCE WITH ENVIRONMENTAL LAWS...............33
           9.16.DEFEND COLLATERAL................................33
           9.17.USE OF PROCEEDS..................................34
           9.18.COMPLIANCE WITH LAWS.............................34
           9.19.MAINTENANCE OF PROPERTY..........................34
           9.20.LICENSES, PERMITS, ETC...........................34
           9.21.TRADEMARKS AND PATENTS...........................34
           9.22.ERISA............................................34
           9.23.MAINTENANCE OF OWNERSHIP.........................34
           9.24.ACTIVITIES OF CONSOLIDATED SUBSIDIARIES..........34
           9.25.MILLENNIUM COMPLIANCE............................35

10.   NEGATIVE COVENANTS.........................................35
           10.1.LOCATION OF INVENTORY, EQUIPMENT, AND BUSINESS
                RECORDS..........................................35
           10.2.BORROWED MONEY...................................35
           10.3.SECURITY INTEREST AND OTHER ENCUMBRANCES.........36
           10.4.STORING AND USE OF COLLATERAL....................36
           10.5.MERGERS, CONSOLIDATIONS, OR SALES................36
           10.6.CAPITAL STOCK....................................36
           10.7.DIVIDENDS OR DISTRIBUTIONS.......................37
           10.8.INVESTMENTS AND ADVANCES.........................37
           10.9.GUARANTIES.......................................37
           10.10.LEASES..........................................37
           10.11.CAPITAL EXPENDITURES............................37
           10.12.COMPENSATION....................................37
           10.13.NAME CHANGE.....................................37
           10.14.DISPOSITION OF COLLATERAL.......................37
           10.15.FINANCIAL COVENANTS.............................38
           10.16.AFFILIATE TRANSACTIONS..........................38

11.  EVENTS OF DEFAULT...........................................38
           11.1.EVENTS OF DEFAULT................................38
           11.2.EFFECTS OF AN EVENT OF DEFAULT...................42

12.   AGENT'S RIGHTS AND REMEDIES................................43
           12.1.GENERALLY........................................43
           12.2.NOTIFICATION OF ACCOUNT DEBTORS..................43
           12.3.POSSESSION OF COLLATERAL.........................43
           12.4.COLLECTION OF RECEIVABLES........................43

           12.5.ENDORSEMENT OF CHECKS; DEBTOR'S MAIL.............43
           12.6.LICENSE TO USE PATENTS, TRADEMARKS, AND
                TRADENAMES.......................................44

13.   MISCELLANEOUS..............................................44
           13.1.PERFECTING THE SECURITY INTEREST; PROTECTING THE
                COLLATERAL.......................................44
           13.2.PERFORMANCE OF DEBTOR'S DUTIES...................44
           13.3.NOTICE OF SALE...................................44
           13.4.WAIVER BY AGENT..................................44
           13.5.WAIVER BY DEBTOR.................................45
           13.6.SETOFF...........................................45
           13.7.ASSIGNMENT.......................................45
           13.8.SUCCESSORS AND ASSIGNS...........................45
           13.9.MODIFICATION.....................................45
           13.10.COUNTERPARTS....................................45
           13.11.GENERALLY ACCEPTED ACCOUNTING PRINCIPLES........46
           13.12.INDEMNIFICATION.................................46
           13.13.TERMINATION; PREPAYMENT PREMIUM.................47
           13.14.FURTHER ASSURANCES..............................48
           13.15.HEADINGS........................................48
           13.16.CUMULATIVE SECURITY INTEREST, ETC.............. 48
           13.17.AGENT AND LENDERS' DUTIES...................... 49
           13.18.NOTICES GENERALLY.............................. 49
           13.19.SEVERABILITY................................... 49
           13.20.INCONSISTENT PROVISIONS; AGENCY AGREEMENT...... 49
           13.21.ENTIRE AGREEMENT/AGENCY AGREEMENT.............. 49
           13.22.APPLICABLE LAW................................. 50
           13.23.CONSENT TO JURISDICTION........................ 50
           13.24.JURY TRIAL WAIVER.............................. 50

SCHEDULE - Attached

Rider 10.16 - Exempt Equipment - Attached

EXHIBITS - Attached

Exhibit A - Financial Statement Certification
Exhibit B - Compliance Certificate
Exhibit C - Term Note - HSBC Bank
Exhibit D - Term Note - GE Capital
Exhibit E - Request Certificate

      Debtors, Agent and each Lender agrees as follows:

1.    DEFINITIONS.

           1.1. CERTAIN SPECIFIC TERMS.  For purposes of this
      Agreement, the following terms shall have the following meanings:

                (a) ACCOUNT DEBTOR means the person, firm, or entity obligated to pay a Receivable.

                (b) ADVANCE means a loan made to a Debtor by the Lenders under the Revolving Credit, pursuant to this Agreement.

                (c) AGENCY AGREEMENT means the Agency Agreement among Agent, HSBC Bank and GE Capital dated of even date herewith, as amended from time to time.

                (d) AGENT means HSBC Bank acting in its capacity as agent for the benefit of the Lenders pursuant to the terms of the Agency Agreement.

                (e) BORROWING CAPACITY means, at the time of computation, the amount specified in Item 1 of the Schedule.

                (f) BUSINESS DAY means a day other than a Saturday, Sunday, or other day on which banks are authorized or required to close under the laws of New York; provided, that for purposes of Item 20 of the Schedule and of calculations made with reference thereto, a Business Day shall be deemed to be the equivalent of 1.4 calendar days.

                (g) COLLATERAL means collectively all of the property of Debtors, or either of them, subject to the Security Interest and described in Sections 3.1 and 3.2.

                (h) CONSOLIDATED SUBSIDIARY means any corporation, partnership, limited liability company or other entity of which at least 50% of the voting stock is owned by a Debtor directly, or indirectly, through one or more Consolidated Subsidiaries. If a Debtor has no Consolidated Subsidiaries, the provisions of this Agreement relating to Consolidated Subsidiaries shall be inapplicable without affecting the applicability of such provisions to such Debtor alone.

                (i) CREDIT means any discount, allowance, credit, rebate, or adjustment granted by a Debtor with respect to a Receivable of such Debtor, other than a cash discount described in Item 3 of the Schedule.

                (j) DEBTOR and DEBTORS means the person or entity or persons or entities defined on the cover page to this Agreement.

                (k) DISPOSAL means the intentional or unintentional abandonment, discharge, deposit, injection, dumping, spilling, leaking, storing, burning, thermal destruction, or placing of any Hazardous Substance so that it or any of its constituents may enter the environment.

                (l) ELIGIBLE INVENTORY means all Inventory of a Debtor in which Agent has a first priority perfected security interest reduced by (i) any Inventory as to which a representation or warranty contained in
           Section 4.4 or 4.5 is not, or does not continue to be, true and accurate; (ii) any Inventory produced under a Hub Agreement (as defined in Item 2 of the Schedule) while the other party to such Hub Agreement has any Receivables which are more than 120 days past due and the amount thereof exceeds thirty percent (30%) of the total Account Debtor balance; and (iii) any Inventory which is otherwise unacceptable to Agent, in its reasonable judgment. In determining whether any particular Inventory constitutes Eligible Inventory, Agent shall not include any such Inventory to which any of the exclusionary criteria set forth below applies. Eligible Inventory shall not include any Inventory of any Debtor:

                     (i) that is not owned by such Debtor free and clear of all liens and rights of any other person or entity (including the rights of a purchaser that has made progress payments and the rights of a surety that has issued a bond to assure such Debtor's performance with respect to that Inventory), except the liens in favor of Agent, on behalf of itself and Lenders;

                     (ii) that is (x) not located on premises owned, leased or
                operated by such Debtor, or (y) is stored with a bailee, warehouseman or similar person or entity, unless Agent has given its prior consent thereto and unless (aa) a satisfactory bailee letter or landlord waiver has been delivered to Agent, or (bb) reserves satisfactory to Agent have been established with respect thereto, or (z) located at any site in the United States if the aggregate book value of Inventory at any such location is less than $50,000.00;

                     (iii)that is placed on consignment, is in transit or is
                otherwise not located on premises owned or leased by such Debtor;

                     (iv) that is covered by a negotiable document of title,
                unless such document has been delivered to Agent;

                     (v) that in Agent's reasonable determination, is excess, obsolete, unsalable, shopworn, seconds, damaged or unfit for sale;

                     (vi) that consists of display items or packing or shipping materials, manufacturing supplies, work-in-process Inventory or replacement parts;

                     (vii)that consists of goods which have been returned by
                the buyer;

                     (viii) that is not of a type held for sale in the ordinary course of such Debtor's business;

                     (ix) as to which the Security Interest therein is not a
                first priority perfected lien;

                     (x) that consists of any costs associated with "freight-in" charges unless such Inventory is Hub Finished Goods;

                     (xi) consists of Hazardous Materials or goods that can be
                transported or sold only with licenses that are not readily available; or

                     (xii)is not covered by casualty insurance acceptable to
                Agent.

                (m) ENVIRONMENT means any water including, but not limited to, surface water and ground water or water vapor; any land including land surface or subsurface; stream sediments; air; fish, wildlife, plants; and all other natural resources or environmental media.

                (n) ENVIRONMENTAL LAWS means all federal, state, and local environmental, land use, zoning, health, chemical use, safety and sanitation laws, statutes, ordinances, regulations, codes, and rules relating to the protection of the Environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production, or disposal of Hazardous Substances and the policies, guidelines, procedures, interpretations, decisions, orders, and directives of federal, state, and local governmental agencies and authorities with respect thereto.

                (o) ENVIRONMENTAL PERMITS means all licenses, permits, approvals, authorizations, consents, or registrations required by any applicable Environmental Laws and all applicable judicial and administrative orders in connection with ownership, lease, purchase, transfer, closure, use, and/or operation of any property owned, leased, or operated by a Debtor or any Consolidated Subsidiary and/or as may be required for the storage, treatment, generation, transportation, processing, handling, production, or disposal of Hazardous Substances.

                (p) ENVIRONMENTAL QUESTIONNAIRE means a questionnaire and all attachments thereto concerning (i) activities and conditions affecting the Environment at any property of a Debtor or any Consolidated Subsidiary or (ii) the enforcement or possible enforcement of any Environmental Law against a Debtor or any Consolidated Subsidiary.

                (q) ENVIRONMENTAL REPORT means a written report prepared for Agent by an environmental consulting or environmental engineering firm.

                (r) ERISA means the Employee Retirement Income Security Act of 1974, as amended from time to time.

                (s) EVENT OF DEFAULT means an Event of Default or Events of Default as defined in Section 11.1.

                (t) EXTENSION means the granting to an Account Debtor of additional time within which such Account Debtor is required to pay a Receivable.

                (u) FEDERAL BANKRUPTCY CODE means Title 11 of the United States Code, entitled "Bankruptcy," as amended, or any successor federal bankruptcy law.

                (v) HAZARDOUS SUBSTANCES means, without limitation, any explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum and petroleum products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances, and any other material defined as a hazardous substance in Section 101(14) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601(14).

                (w) HSBC PAYMENT ACCOUNT means the special bank account or accounts owned by Agent to which Proceeds of Collateral, including, without limitation, payments on Receivables and other payments from sales or leases of Inventory, are credited. There is an HSBC Payment Account if so indicated in Item 8 of the Schedule.

                (x) IEC INVENTORY BORROWING BASE means the Inventory Borrowing Base as applicable to the Eligible Inventory of IEC.

                (y) IEC-EDINBURG INVENTORY BORROWING BASE means the Inventory Borrowing Base as applicable to the Eligible Inventory of IEC-Edinburg.

                (z) IEC RECEIVABLES BORROWING BASE means the Receivables Borrowing Base as applicable to the Receivables and Ineligible Receivables of IEC.

                (aa) IEC-EDINBURG RECEIVABLES BORROWING BASE means the Receivables Borrowing Base as applicable to the Receivables and Ineligible Receivables of IEC-Edinburg.

                (bb) INDEBTEDNESS means all indebtedness or other obligations of the Debtors, or either of them, to Agent and/or each Lender now or hereafter incurred or arising under the Transaction Documents, of every kind and character, primary or secondary, direct or indirect, absolute, contingent or otherwise, sole, joint or several and whether such indebtedness or other obligations are from time to time reduced and thereafter increased, or entirely extinguished and thereafter reincurred, including, without limitation: (i) all Advances, the Term Loan and all other indebtedness not yet outstanding, but contracted for, or with respect to which any other commitment related to this Agreement or any of the other Transaction Documents exists; (ii) all interest provided in any instrument, document, or agreement which accrues on any such indebtedness until payment of such indebtedness in full including, without limitation, any interest accruing after the filing of a bankruptcy petition; (iii) all obligations to pay fees, charges, costs, expenses and indemnities under any of the Transaction Documents; and (iv) all indebtedness or other obligations of the Debtors, or either of them, to HSBC Bank arising under the ACH facility and the corporate credit card facility established for the Debtors, or either of them, with HSBC Bank.

                (cc) INELIGIBLE RECEIVABLES means the following described Receivables and any other Receivables which, are not reasonably satisfactory to Agent for credit or any other reason:

                      (i) Any Receivable which has remained unpaid for more than the number of days specified in Item 4 of the Schedule.

                     (ii) Any Receivable with respect to which a representation or warranty contained in Sections 4.3, 4.5, or 4.6 is not, or does not continue to be, true and accurate, including, without limitation, any Receivable subject to a setoff. The ineligible amount of the setoff Receivable will be the lesser of the amount of the Receivable or the account payable.

                          (iii) Any Receivable with respect to which a Debtor
                has extended the time for payment without the consent of Agent, except as provided in Section 8.2(a).

                          (iv) Any Receivable as to which any one or more of the
                following events occurs: a Responsible Party shall die or be judicially declared incompetent; a request or petition for liquidation, reorganization, arrangement, adjustment of debts, adjudication as a bankrupt, or other relief under the bankruptcy, insolvency, or similar laws of the United States, any state or territory thereof, or any foreign jurisdiction, now or hereafter in effect, shall be filed by or against a Responsible Party; a Responsible Party shall make any general assignment for the benefit of creditors; a receiver or trustee, including, without limitation, a "custodian," as defined in the Federal Bankruptcy Code, shall be appointed for a Responsible Party or for any of the assets of a Responsible Party; any other type of insolvency proceeding with respect to a Responsible Party (under the bankruptcy laws of the United States or otherwise) or any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of, a Responsible Party shall be instituted; all or any material part of the assets of a Responsible Party shall be sold, assigned, or transferred; a Responsible Party shall fail to pay its debts as they become due; or a Responsible Party shall cease doing business as a going concern.

                     (v) All Receivables owed by an Account Debtor owing
                Receivables classified as ineligible under any criterion set forth in any of Sections 1.1(ac)(i) through 1.1(ac)(iv), if the outstanding dollar amount of such Receivables constitutes a percentage of the aggregate outstanding dollar amount of all Receivables owed by such Account Debtor equal to or greater than the percentage specified in Item 5 of the Schedule.

                           (vi) All Receivables owed by an Account Debtor which
                does not maintain its chief executive office in the United States or which is not organized under the laws of the United States or any state, unless otherwise specified in Item 6 of the Schedule, or which is not denominated in U.S. Dollars.

                         (vii) All Receivables owed by an Account Debtor if a
                Debtor or any person who, or entity which, directly or indirectly controls such Debtor, either owns in whole or material part, or directly or indirectly controls, such Account Debtor.

                        (viii) Any Receivable arising from a consignment or
                other arrangement, pursuant to which the subject Inventory is returnable if not sold or otherwise disposed of by the Account Debtor; any Receivable constituting a partial billing under terms providing for payment only after full shipment or performance; any Receivable arising from a bill and hold sale or in connection with any pre-billing where the Inventory or services have not been delivered, performed, or accepted by the Account Debtor if Agent has not entered into a satisfactory written agreement with such Account Debtor relating to such Receivables; and any Receivable as to which the Account Debtor contends the balance reported by a Debtor is incorrect or not owing.

                         (ix) Any Receivable which is unenforceable against the Account Debtor for any reason.

                          (x) Any Receivable which is an Instrument, Document,
                or Chattel Paper or which is evidenced by a note, draft, trade acceptance, or other instrument for the payment of money where such Instrument, Document, Chattel Paper, note, draft, trade acceptance, or other instrument has not been endorsed and delivered by a Debtor to Agent.

                         (xi) Any Receivable or Receivables owed by an Account
                Debtor which exceeds any credit limit established by Agent for such Account Debtor; provided, that such Receivable or Receivables shall be ineligible only to the extent of such excess.

                         (xii) Any Receivable which does not arise from the sale
                of goods or the performance of services by a Debtor in the ordinary course of its business.

                         (xiii) Any Receivable with respect to which an invoice,
                acceptable to Agent in form and substance, has not been sent to the applicable Account Debtor.

                         (xiv) Any Receivable which is otherwise unacceptable to Agent, in its reasonable judgment.

                (dd) INTERNAL REVENUE CODE means the Internal Revenue Code of 1986, as amended from time to time.

                (ee) INVENTORY means inventory, as defined in the Uniform Commercial Code as in effect in the State as of the date of this Agreement, and in any event shall include returned or repossessed Goods.

                (bb) INVENTORY BORROWING BASE means, at the time of computation with respect to the applicable Debtor, an amount up to the percentages specified in Item 2 of the Schedule of the dollar value of Eligible Inventory for such Debtor, such dollar value to be calculated at the lower of actual cost or market value and accounted for in the manner specified in Item 7 of the Schedule, less the amount of any reserves established by Agent in accordance with
           Section 2.3.

                (cc) INVOICE means any document or documents used, or to be used, to evidence a Receivable.

                (dd) LENDER and LENDERS means Lender and Lenders as defined on the cover page of this Agreement.

                (ee) LETTER OF CREDIT means any documentary letter of credit issued by a Lender pursuant to Section 2.4 of this Agreement solely for the purchase by a Debtor of Inventory unless another purpose is otherwise approved by all of the Lenders.

                (ff) LOAN means any loan made to a Debtor individually, or the Debtors collectively, by the Lenders pursuant to this Agreement.

                (gg) PENSION EVENT means, with respect to any Pension Plan, the occurrence of (i) any prohibited transaction described in Section 406 of ERISA or in Section 4975 of the Internal Revenue Code; (ii) any Reportable Event; (iii) any complete or partial withdrawal, or proposed complete or partial withdrawal, of a Debtor or any Consolidated Subsidiary from such Pension Plan; (iv) any complete or partial termination, or proposed complete or partial termination, of such Pension Plan; or (v) any accumulated funding deficiency (whether or not waived), as defined in Section 302 of ERISA or in Section 412 of the Internal Revenue Code.

                (hh) PENSION PLAN means any pension plan, as defined in Section 3(2) of ERISA, which is a multiemployer plan or a single employer plan, as defined in Section 4001 of ERISA, and subject to Title IV of ERISA and which is (i) a plan maintained by a Debtor or any Consolidated Subsidiary for employees or former employees of Debtor or of any Consolidated Subsidiary; (ii) a plan to which a Debtor or any Consolidated Subsidiary contributes or is required to contribute;
           (iii) a plan to which a Debtor or any Consolidated Subsidiary was required to make contributions at any time during the five (5) calendar years preceding the date of this Agreement; or (iv) any other plan with respect to which a Debtor or any Consolidated Subsidiary has incurred or may incur liability, including, without limitation, contingent liability, under Title IV of ERISA either to such plan or to the Pension Benefit Guaranty Corporation. For purposes of this definition, and for purposes of Sections 1.1(dd), 4.12, and 11.1(i), Debtor shall include any trade or business (whether or not incorporated) which, together with a Debtor or any Consolidated Subsidiary, is deemed to be a "single employer" within the meaning of Section 4001(b)(1) of ERISA.

                (ii) PRIME RATE means the rate of interest publicly announced by HSBC Bank USA from time to time as its prime rate and is a base rate for calculating interest on certain loans. The rate announced by HSBC Bank USA as its prime rate may or may not be the most favorable rate charged by HSBC Bank to its customers.

                (jj) PRO-RATA SHARE means as to HSBC Bank 55% and as to GE Capital 45%.

                (kk) RECEIVABLE means the right to payment for Goods sold or leased or services rendered by a Debtor, whether or not earned by performance, and may, without limitation, in whole or in part be in the form of an Account, Chattel Paper, Document, or Instrument.

                (ll) RECEIVABLES BORROWING BASE means, at the time of its computation with respect to the applicable Debtor, the aggregate amount of the outstanding Receivables in which Agent for the benefit of the Lenders and for its benefit as Agent has a first priority perfected security interest (adjusted with respect to Credits and returned merchandise as provided in Article 8 hereof) less the amount of Ineligible Receivables and any reserves established by Agent in accordance with Section 2.3.

                (mm) RELEASE means "release," as defined in Section 101(22) of the Comprehensive, Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601(22), and the regulations promulgated thereunder.

                (nn) REPORTABLE EVENT means any event described in Section 4043(b) of ERISA or in regulations issued thereunder with regard to a Pension Plan.

                (oo) RESPONSIBLE PARTY means an Account Debtor, a general partner of an Account Debtor, or any party otherwise in any way directly or indirectly liable for the payment of a Receivable.

                (pp) REVOLVING CREDIT means the Revolving Credit as defined in
           Section 2.1(a).

                (qq) SCHEDULE means the schedule executed in connection with, and which is a part of, this Agreement.

                (rr) SECURITY INTEREST means the security interest granted to the Agent for the benefit of itself and the Lenders by each of the Debtors as described in Section 3.1.

                (ss) STATE means the State of the United States specified in
           Item 31 of the Schedule.

                (tt) TERM LOAN means Term Loan as defined in Section 2.5.

                (uu) TERM NOTE means Term Note as defined in Section 7.1(b).

                (vv) THIRD PARTY means any person or entity who has executed and delivered, or who in the future may execute and deliver, to Agent or any Lender any agreement, instrument, or document, pursuant to which such person or entity has guarantied the payment of the Indebtedness or has granted Agent or any Lender a security interest in or lien on some or all of such person's or entity's real or personal property to secure the payment of the Indebtedness.

                (ww) TRANSACTION DOCUMENTS means this Agreement, the Term Note and all documents, including, without limitation, the collateral documents, letter of credit agreements, notes, acceptance credit agreements, security agreements, pledges, guaranties, mortgages, title insurance, assignments, and subordination agreements required to be executed by any Debtor, any Third Party, or any Responsible Party pursuant hereto or in connection herewith.

           1.2. SINGULARS AND PLURALS. Unless the context otherwise requires, words in the singular number include the plural, and in the plural include the singular.

           1.3. U.C.C. DEFINITIONS. Unless otherwise defined in Section 1.1 or elsewhere in this Agreement, capitalized words shall have the meanings set forth in the Uniform Commercial Code as in effect in the State as of the date of this Agreement.


20    LOANS.

           2.1. (a) REVOLVING CREDIT. Each Lender severally, but not jointly, agrees, subject to the terms of this Agreement, to lend their Pro-Rata Share of the maximum amount of Advances ("Maximum Limit") at any one time outstanding as set forth below ("Revolving Credit"):

                     (i) From the date hereof until the first annual anniversary of the date hereof ("First Anniversary Date"), the Maximum Limit shall be $20,000,000 which, if fully advanced, would be apportioned between the Lenders as follows:

                          HSBC Bank -     $11,000,000
                          GE Capital-     $ 9,000,000

                     (ii) After the First Anniversary Date and during the
                balance of the term hereof, the Maximum Limit shall be $25,000,000 which if fully advanced would be apportioned between the Lenders as follows:

                          HSBC Bank -     $13,750,000
                          GE Capital-     $11,250,000

                (b) REQUESTS FOR AN ADVANCE. From time to time, a Debtor may make a written or oral request for an Advance, so long as the sum of the aggregate principal balance of outstanding Advances to such Debtor and the requested Advance does not exceed the IEC Borrowing Capacity or the IEC-Edinburg Borrowing Capacity, as applicable and the outstanding principal balance for all Debtors does not exceed the Borrowing Capacity; and each Lender shall make its Pro-Rata Share of such requested Advance, provided that (i) the IEC Borrowing Capacity or IEC-Edinburg Borrowing Capacity, as applicable would not be so exceeded; (ii) the Borrowing Capacity would not be so exceeded; (iii) there has not occurred an Event of Default or an event which, with notice or lapse of time or both, would constitute an Event of Default; and (iv) all representations and warranties contained in this Agreement and in the other Transaction Documents are true and correct on the date such requested Advance is made as though made on and as of such date. Notwithstanding any other provision of this Agreement, Agent may from time to time reduce the percentages applicable to each Receivables Borrowing Base and each Inventory Borrowing Base as they relate to amounts of the applicable IEC Borrowing Capacity or IEC-Edinburg Capacity if Agent determines in its reasonable judgment, that there has been a material change in circumstances related to any or all Receivables or Inventory of such Debtor from those circumstances in existence on or prior to the date of this Agreement or in the financial or other condition of such Debtor. Each oral request for an Advance shall be conclusively presumed to be made by a person authorized by such Debtor to do so, and the making of the Advance to a Debtor as hereinafter provided shall conclusively establish such Debtor's obligation to repay the Advance. In no event shall a Lender be obligated to fund more than its Pro-Rata Share of any requested Advance.

           2.2. PROCEEDS OF AN ADVANCE. Advances shall be made in the manner agreed by Debtors and the Agent in writing or, absent any such agreement, as determined by the Agent.

           2.3. ESTABLISHMENT OF RESERVES. Agent may, at any time and from time to time, in its reasonable judgment, establish reserves against the Receivables or the Inventory of any Debtor. The amount of such reserves shall be subtracted from the IEC Receivables Borrowing Base or IEC-Edinburg Receivables Borrowing Base, as applicable, or the IEC Inventory Borrowing Base or IEC-Edinburg Inventory Borrowing Base, as applicable, when calculating the amount of the Borrowing Capacity. The initial reserves are set forth on Item 35 of the Schedule.

           2.4. LETTERS OF CREDIT. At the request of a Debtor, and upon execution of Letter of Credit documentation satisfactory to HSBC Bank, and provided all representations and warranties contained in this Agreement and the Transaction Documents are true and correct on the date of such Letter of Credit as though made on and as of such date and no Event of Default has occurred and is continuing and no event or condition exists which with notice or lapse of time or both, would constitute an Event of Default, HSBC Bank, within the limits of the IEC Borrowing Capacity or IEC-Edinburg Borrowing Capacity, as applicable, as then computed, as well as subject to the limits of the Borrowing Capacity, may issue Letters of Credit from time to time for the account of such Debtor in an amount not exceeding in the aggregate at any one time outstanding the amount set forth in Item 9 of the Schedule. The Letters of Credit shall be on terms mutually acceptable to Agent, HSBC Bank and such Debtor however, no Letter of Credit shall have an expiration date more than ninety (90) days from the date of issuance and no Letter of Credit shall have an expiration date later than the termination date of this Agreement. An Advance in an amount equal to any amount paid by HSBC Bank on any draft drawn under any Letter of Credit shall be deemed made to such Debtor, without request therefor, immediately upon any payment by HSBC Bank on such draft. In connection with the issuance of Letters of Credit, such Debtor shall pay to Agent the fees set forth in Item 19 of the Schedule.

           2.5. TERM LOAN. Each Lender severally, but not jointly, agrees, on the terms and conditions set forth in this Agreement, and relying on the representations and warranties contained in this Agreement to lend its Pro-Rata Share of $10,000,000 to the Debtors, and the Debtors agree to borrow from the Lenders in not more than two advances on or before May 15, 2000 the sum of Ten Million Dollars ($10,000,000) ("Term Loan"). The initial advance of the Term Loan shall be made on the date hereof in the amount of $8,800,000 in the aggregate. The second advance in the amount of $1,200,000 in the aggregate may be drawn only after (i) IEC has delivered satisfactory evidence to the Agent and the Lenders that a Phase 2 Environmental Report has been received on the Newark Property (as defined in Section 3.2 hereof) indicating no environmental problem requiring remediation, or if remediation is required, that such remediation has been completed at a cost not in excess of $1,200,000 in the aggregate, (ii) IEC has executed and delivered a satisfactory $2,400,000 collateral mortgage and a satisfactory ALTA title insurance policy insuring such mortgage, and
      (iii) the representations and warranties made in this Agreement and the Transaction Documents are true and correct as if made on such date, and no Event of Default has occurred and is continuing and no event or condition exists which with notice or lapse of time or both would constitute an Event of Default. The Term Loan must be fully drawn not later than May 15, 2000 or the Lenders' obligations to make such second advance shall terminate on May 15, 2000 automatically without the need for any notice from Agent or the Lenders to the Debtors. Once paid, the Term Loan, and any portions thereof, may not be reborrowed.

30    COLLATERAL AND INDEBTEDNESS SECURED.

           3.1. SECURITY INTEREST. Each Debtor hereby grants to Agent for the benefit of the Lenders and for its benefit as Agent a security interest in, and a lien on, the following property of such Debtor wherever located and whether now owned or hereafter acquired:

                (a) All Accounts, Inventory, General Intangibles, Chattel Paper, Investment Property, Documents, and Instruments, whether or not specifically assigned to Agent, including, without limitation, all Receivables and all Equipment, whether or not affixed to realty, and Fixtures.

                (b) All guaranties, collateral, liens on, or security interests in, real or personal property, leases, letters of credit, and other rights, agreements, contracts, and property securing or relating to payment of Receivables.

                (c) All books, records, ledger cards, data processing records, computer software, and other property at any time evidencing or relating to Collateral.

                (d) All monies, securities, and other property now or hereafter held, or received by, or in transit to, Agent or any Lender from or for such Debtor, and all of such Debtor's deposit accounts, credits, and balances with any Lender existing at any time.

                (e) All parts, accessories, attachments, special tools, additions, replacements, substitutions, and accessions to or for all of the foregoing.

                (f) All Proceeds and products of all of the foregoing in any form, including, without limitation, amounts payable under any policies of insurance insuring the foregoing against loss or damage, and all increases and profits received from all of the foregoing.

           3.2. OTHER COLLATERAL. Nothing contained in this Agreement shall limit the rights of Agent or any Lender in and to any other collateral securing the Indebtedness which may have been, or may hereafter be, granted to Agent or any Lender by a Debtor or any Third Party, pursuant to any other agreement including, without limitation, (i) the real property owned by IEC and commonly known as 105 Norton Street, Newark, New York ("Newark Property") and the rents therefrom, (ii) the real property owned by IEC-Edinburg and commonly known as 1920 Southeast Industrial Park Drive, Edinburg, Texas ("Edinburg Property") and (iii) all outstanding stock of IEC-Edinburg.

           3.3. INDEBTEDNESS SECURED. The Security Interest secures payment of the Indebtedness.


40 REPRESENTATIONS AND WARRANTIES. To induce the Agent and the Lenders to enter into this Agreement, to make the Term Loan to the Debtors and make Advances to a Debtor from time to time as herein provided, Debtors represent and warrant and, so long as any Indebtedness remains unpaid or this Agreement remains in effect, shall be deemed continuously to represent and warrant as follows:

           4.1. CORPORATE EXISTENCE. Each Debtor and each Consolidated Subsidiary is duly organized and existing and in good standing under the laws of the state specified in Item 10 of the Schedule and is duly licensed or qualified to do business and in good standing in every state and foreign jurisdiction in which the nature of its business or ownership of its property requires such licensing or qualification.

           4.2. CORPORATE CAPACITY. The execution, delivery, and performance of the Transaction Documents are within each Debtor's corporate powers, have been duly authorized by all necessary and appropriate corporate and shareholder action, and are not in contravention of any law or the terms of such Debtor's articles or certificate of incorporation or by-laws or any amendment thereto, or of any indenture, agreement, undertaking, or other document to which such Debtor is a party or by which such Debtor or any of such Debtor's property is bound or affected.

           4.3. VALIDITY OF RECEIVABLES. (a) Each Receivable is genuine and enforceable in accordance with its terms and represents an undisputed and bona fide indebtedness owing to a Debtor by the Account Debtor obligated thereon; (b) there are no defenses, setoffs, or counterclaims against any Receivable; (c) no payment has been received on any Receivable, and no Receivable is subject to any Credit or Extension or agreements therefor unless written notice specifying such payment, Credit, Extension, or agreement has been delivered to Agent; (d) each copy of each Invoice is a true and genuine copy of the original Invoice sent to the Account Debtor named therein and accurately evidences the transaction from which the underlying Receivable arose, and the date payment is due as stated on each such Invoice or computed based on the information set forth on each such Invoice is correct; (e) all Chattel Paper, and all promissory notes, drafts, trade acceptances, and other instruments for the payment of money relating to or evidencing each Receivable, and each endorsement thereon, are true and genuine and in all respects what they purport to be, and are the valid and binding obligation of all parties thereto, and the date or dates stated on all such items as the date on which payment in whole or in part is due is correct; (f) all Inventory described in each Invoice has been delivered to the Account Debtor named in such Invoice or placed for such delivery in the possession of a carrier not owned or controlled directly or indirectly by a Debtor; (g) all evidence of the delivery or shipment of Inventory is true and genuine; (h) all services to be performed by a Debtor in connection with each Receivable have been performed by such Debtor; and (i) all evidence of the performance of such services by a Debtor is true and genuine.

           4.4. INVENTORY. (a) All representations made by each Debtor to the Agent and the Lenders, and all documents and schedules given by such Debtor to the Agent and the Lenders, relating to the description, quantity, quality, condition, and valuation of the Inventory are true and correct; (b) no Debtor has received any Inventory on consignment or approval unless such Debtor (i) has delivered written notice to Agent describing any Inventory which such Debtor has received on consignment or approval, (ii) has marked such Inventory on consignment or approval or has segregated it from all other Inventory, and (iii) has appropriately marked its records to reflect the existence of such Inventory on consignment or approval; (c) Inventory is located only at the address or addresses of the applicable Debtor set forth at the beginning of this Agreement, the locations specified in Item 11 of the Schedule, or such other place or places as approved by Agent in writing; (d) all Inventory is insured as required by Section 9.11, pursuant to policies in full compliance with the requirements of such Section; and (e) all Inventory has been produced by the applicable Debtor in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations, and orders promulgated thereunder.

           4.5. TITLE TO COLLATERAL. (a) Each Debtor is the owner of its respective Collateral free of all security interests, liens, and other encumbrances except the Security Interest and except as described in Item 12 of the Schedule; (b) each Debtor has the unconditional authority to grant the Security Interest to the Agent for the benefit of the Agent and the Lenders; and (c) assuming that all necessary Uniform Commercial Code filings have been made and, if applicable, assuming compliance with the Federal Assignment of Claims Act of 1940, as amended, Agent has an enforceable first lien for the benefit of the Lenders and for its benefit as Agent on all Collateral, subordinate only to those security interests, liens, or encumbrances described as having priority over the Security Interest in Item 12 of the Schedule.

           4.6. NOTES RECEIVABLE. No Receivable is an Instrument, Document, or Chattel Paper or is evidenced by any note, draft, trade acceptance, or other instrument for the payment of money, except such Instrument, Document, Chattel Paper, note, draft, trade acceptance, or other instrument as has been endorsed and delivered by the applicable Debtor to Agent and has not been presented for payment and returned uncollected for any reason.

           4.7. EQUIPMENT. Equipment is located, and Equipment which is a Fixture is affixed to real property, only at the address or addresses of the applicable Debtor set forth at the beginning of this Agreement, the locations specified in Item 11 of the Schedule, or such other place or places as approved by Agent in writing. Such real property is owned by a Debtor or by the person or persons named in Item 11 of the Schedule and is encumbered only by the mortgage or mortgages listed in Item 11 of the Schedule.

           4.8. PLACE OF BUSINESS. (a) Unless otherwise disclosed to Agent and the Lenders in Item 11 or Item 13 of the Schedule, each Debtor is engaged in business operations which are in whole, or in part, carried on at the address or addresses specified at the beginning of this Agreement and at no other address or addresses; (b) if such Debtor has more than one place of business, its chief executive office is at the address specified as such at the beginning of this Agreement; and (c) such Debtor's records concerning the Collateral are kept at the address or addresses specified at the beginning of this Agreement or in Item 13 of the Schedule.

           4.9. FINANCIAL CONDITION. Each Debtor has furnished to Agent and the Lenders such Debtor's September 30, 1999 financial statements, which statements represent correctly and fairly the results of the operations and transactions of such Debtor and the Consolidated Subsidiaries as of the dates, and for the period referred to, and have been prepared in accordance with generally accepted accounting principles consistently applied during each interval involved and from interval to interval. Since the date of such financial statements, there have not been any materially adverse changes in the financial condition reflected in such financial statements, except as disclosed in writing by such Debtor to Agent and the Lenders. IEC has delivered to Agent and the Lenders a solvency certificate as to the present and future solvency of IEC and its subsidiaries containing reasonable assumptions of financial performance, and otherwise in form and content acceptable to Agent and the Lenders.

           4.10.TAXES. (a) All federal, state, local, foreign and other tax returns required to be filed by such Debtor and each Consolidated Subsidiary have been filed, and all taxes required by such returns have been paid including, without limitation, income, franchise, and sales taxes; and (b) neither such Debtor nor any Consolidated Subsidiary has received any notice from the Internal Revenue Service or any other taxing authority proposing additional taxes.

           4.11.LITIGATION. Except as disclosed in Item 35 of the Schedule, there are no actions, suits, proceedings, or investigations pending or, to the knowledge of such Debtor, threatened against such Debtor or any Consolidated Subsidiary or any basis therefor which, if adversely determined, would, in any case or in the aggregate, materially adversely affect the property, assets, financial condition, or business of such Debtor or any Consolidated Subsidiary or materially impair the right or ability of such Debtor or any Consolidated Subsidiary to carry on its operations substantially as conducted on the date of this Agreement.

           4.12.ERISA MATTERS. (a) No Pension Plan has been terminated, or partially terminated, or is insolvent, or in reorganization, nor have any proceedings been instituted to terminate or reorganize any Pension Plan;
      (b) neither a Debtor nor any Consolidated Subsidiary has withdrawn from any Pension Plan in a complete or partial withdrawal, nor has a condition occurred which, if continued, would result in a complete or partial withdrawal; (c) neither a Debtor nor any Consolidated Subsidiary has incurred any withdrawal liability, including, without limitation, contingent withdrawal liability, to any Pension Plan, pursuant to Title IV of ERISA; (d) neither a Debtor nor any Consolidated Subsidiary has incurred any liability to the Pension Benefit Guaranty Corporation other than for required insurance premiums which have been paid when due; (e) no Reportable Event has occurred; (f) no Pension Plan or other "employee pension benefit plan," as defined in Section 3(2) of ERISA, to which the applicable Debtor or any Consolidated Subsidiary is a party has an "accumulated funding deficiency" (whether or not waived), as defined in
      Section 302 of ERISA or in Section 412 of the Internal Revenue Code; (g) the present value of all benefits vested under any Pension Plan does not exceed the value of the assets of such Pension Plan allocable to such vested benefits; (h) each Pension Plan and each other "employee benefit plan," as defined in Section 3(3) of ERISA, to which the applicable Debtor or any Consolidated Subsidiary is a party is in substantial compliance with ERISA, and no such plan or any administrator, trustee, or fiduciary thereof has engaged in a prohibited transaction described in Section 406 of ERISA or in Section 4975 of the Internal Revenue Code; (i) each Pension Plan and each other "employee benefit pension plan," as defined in Section 3(2) of ERISA, to which the applicable Debtor or any Consolidated Subsidiary is a party has received a favorable determination by the Internal Revenue Service with respect to qualification under Section 401(a) of the Internal Revenue Code; and (j) neither a Debtor nor any Consolidated Subsidiary has incurred any liability to a trustee or trust established pursuant to Section 4049 of ERISA or to a trustee appointed pursuant to Section 4042(b) or (c) of ERISA.

           4.13.ENVIRONMENTAL MATTERS. Except as otherwise disclosed in the preliminary Environmental Report being prepared by GZA Geo Environmental of New York on the Newark Property,

                (a) Any Environmental Questionnaire previously provided to Agent and/or either Lender was and is accurate and complete and does not omit any material fact the omission of which would make the information contained therein materially misleading.

                (b) No above ground or underground storage tanks containing Hazardous Substances are, or have been located on, any property owned, leased, or operated by any Debtor or any Consolidated Subsidiary.

                (c) No property owned, leased, or operated by any Debtor or any Consolidated Subsidiary is, or has been, used for the Disposal of any Hazardous Substance or for the treatment, storage, or Disposal of Hazardous Substances.

                (d) No Release of a Hazardous Substance has occurred, or is threatened on, at, from, or near any property owned, leased, or operated by any Debtor or any Consolidated Subsidiary.

                (e) Neither any Debtor nor any Consolidated Subsidiary is subject to any existing, pending, or threatened suit, claim, notice of violation, or request for information under any Environmental Law nor has any Debtor or any Consolidated Subsidiary provided any notice or information under any Environmental Law.

                (f) Each Debtor and each Consolidated Subsidiary are in compliance with, and have obtained all Environmental Permits required by, all Environmental Laws.

           4.14.VALIDITY OF TRANSACTION DOCUMENTS. The Transaction Documents constitute the legal, valid, and binding obligations of each Debtor and each Consolidated Subsidiary and any Third Parties thereto, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy and insolvency laws and laws affecting creditors' rights generally.

           4.15.NO CONSENT OR FILING. No consent, license, approval, or authorization of, or registration, declaration, or filing with, any court, governmental body or authority, or other person or entity is required in connection with the valid execution, delivery, or performance of the Transaction Documents or for the conduct of each Debtor's business as now conducted, other than filings and recordings to perfect security interests in or liens on the Collateral in connection with the Transaction Documents.

           4.16.NO VIOLATIONS. Neither a Debtor nor any Consolidated Subsidiary is in violation of any term of its articles, or certificate of incorporation, or by-laws, or of any mortgage, borrowing agreement, or other instrument or agreement pertaining to indebtedness for borrowed money except as set forth in Item 35 of the Schedule. Neither a Debtor nor any Consolidated Subsidiary is in violation of any term of any other indenture, instrument, or agreement to which it is a party or by which it or its property may be bound, resulting, or which might reasonably be expected to result, in a material and adverse effect upon its business or assets. Neither a Debtor nor any Consolidated Subsidiary is in violation of any order, writ, judgment, injunction, or decree of any court of competent jurisdiction or of any statute, rule, or regulation of any governmental authority. The execution and delivery of the Transaction Documents and the performance of all of the same, is, and will be, in compliance with the foregoing and will not result in any violation thereof, or result in the creation of any mortgage, lien, security interest, charge, or encumbrance upon, any properties or assets except in favor of the Agent for the benefit of the Agent and the Lenders. There exists no fact or circumstance (whether or not disclosed in the Transaction Documents) which materially adversely affects, or in the future (so far as a Debtor can now foresee) may materially adversely affect, the condition, business, or operations of such Debtor or any Consolidated Subsidiary.

           4.17.TRADEMARKS AND PATENTS. Each Debtor and each Consolidated Subsidiary possesses all trademarks, trademark rights, patents, patent rights, tradenames, tradename rights and copyrights that are required to conduct its business as now conducted without conflict with the rights or claimed rights of others. A list of the foregoing is set forth in Item 14 of the Schedule.

           4.18.CONTINGENT LIABILITIES. There are no suretyship agreements, guaranties, or other contingent liabilities of a Debtor or any Consolidated Subsidiary which are not disclosed by the financial statements described in Section 4.9 or Item 25 of the Schedule.

           4.19.COMPLIANCE WITH LAWS. Each Debtor is in compliance with all applicable laws, rules, regulations, and other legal requirements with respect to its business and the use, maintenance, and operations of the real and personal property owned or leased by it in the conduct of its business.

           4.20.LICENSES, PERMITS, ETC. Each franchise, grant, approval, authorization, license, permit, easement, consent, certificate, and order of and registration, declaration, and filing with, any court, governmental body or authority, or other person or entity required for or in connection with the conduct of a Debtor's and each Consolidated Subsidiary's business as now conducted is in full force and effect.

           4.21.LABOR CONTRACTS. Neither a Debtor nor any Consolidated Subsidiary is a party to any collective bargaining agreement or to any existing or threatened labor dispute or controversies except as set forth in Item 15 of the Schedule.

           4.22.CONSOLIDATED SUBSIDIARIES. Each Debtor has no Consolidated Subsidiaries other than those listed in Item 33 of the Schedule, and the percentage ownership of such Debtor in each such Consolidated Subsidiary is specified in such Item 33. IEC will cause IEC Arab, Alabama Inc. to be dissolved, and will deliver satisfactory evidence thereof to Agent, by June 30, 2000, and will cause all of the net proceeds received by IEC from the sale of the assets of IEC Arab, Alabama, Inc. to be promptly paid to the Agent for application to the Revolving Credit. IEC will also cause IEC-Edinburg to be dissolved or merged into IEC, and provide satisfactory evidence thereof, to Agent by June 30, 2000. IEC will also cause IEC Electronics-Ireland Limited to be dissolved as soon as possible but not later than December 1, 2001 and provide satisfactory evidence thereof to Agent by December 31, 2001.

           4.23.AUTHORIZED SHARES. Each Debtor's total authorized common shares, the par value of such shares, and the number of such shares issued and outstanding, are set forth in Item 16 of the Schedule. All of such shares are of one class and have been validly issued in full compliance with all applicable federal and state laws, and are fully paid and non-assessable. No other shares of such Debtor of any class or type are authorized or outstanding, except as set forth in Item 16 of the Schedule.

           4.24.LAWS AND REGULATIONS. Neither a Debtor nor any Consolidated Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for purpose of purchasing or carrying "margin stock." None of the proceeds of the Advances or the Term Loan will be used for the purpose of, or be made available by such Debtor in any manner to any other person to enable such person or assist such person in, directly or indirectly purchasing or carrying "margin stock." Terms for which meanings are provided in F.R.S. Board Regulations T, U or X or any regulations substituted therefore, as from time to time in effect, are used in this Section 4.24 with such meanings. Neither a Debtor nor any Consolidated Subsidiary is an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or a "holding company", or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

           4.25.SOLVENCY. Each Debtor and each Consolidated Subsidiary is and at all times hereafter shall be solvent and able to pay its respective debts as they mature, and has, and shall at all times hereafter own, property which has a fair market value greater than the amount required to pay its debts as they mature.

           4.26.BANK ACCOUNTS. No Debtor or Consolidated Subsidiary has any bank account or other deposit relationships with any financial institution other than HSBC Bank except as have been disclosed to the Agent and the Lenders in writing.

           4.27.DISCLOSURE. Neither this Agreement nor any Transaction Document, nor any certificate, statement, agreement or other document furnished to the Agent or any Lender in connection herewith or therewith, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading. There is no fact known to either Debtor which materially adversely affects the business, property, assets, financial condition or results of operations of such Debtor and its Subsidiaries, taken as a whole, which has not been set forth in this Agreement or the Transaction Documents or in the certificates, statements, agreements or other documents furnished in writing to the Agent and the Lenders prior to or at the date hereof in connection with the transactions contemplated hereby and thereby.

50    CERTAIN DOCUMENTS TO BE DELIVERED TO AGENT.

           5.1. DOCUMENTS. Each Debtor shall deliver to Agent, all documents with respect to such Debtor specified in Item 17 of the Schedule, as frequently as indicated therein or at such other times as Agent may request, and all other documents and information reasonably requested by Agent, all in form, content and detail satisfactory to Agent. The documents and schedules to be provided under this Section 5.1 are solely for the convenience of Agent in administering this Agreement and maintaining records of the Collateral. Any Debtor's failure to provide Agent with any such schedule shall not affect the Security Interest.

           5.2. INVOICES. Each Debtor shall cause all of its Invoices to be printed and to bear consecutive numbers and shall prepare and issue its Invoices in such consecutive numerical order. If requested by Agent, all copies of Invoices not previously delivered to Agent shall be delivered to Agent with each schedule of Receivables. Copies of all Invoices which are voided or canceled or which, for any other reason, do not evidence a Receivable shall be included in such delivery. If any Invoice or copy thereof is lost, destroyed, or otherwise unavailable, such Debtor shall account in writing, in form satisfactory to Agent, for such missing Invoice.

           5.3. CHATTEL PAPER. The original of each item of Chattel Paper evidencing a Receivable shall be delivered to Agent with the schedule listing the Receivable which it evidences, together with an assignment in form and content satisfactory to Agent of such Chattel Paper by the applicable Debtor to the Agent.

60 COLLECTIONS. Unless Agent notifies a Debtor that it specifically dispenses with one or more of the following requirements, any Proceeds of Collateral received by such Debtor, including, without limitation, payments on Receivables, other payments from sales or leases of Inventory or other assets and from life insurance proceeds, shall be held by such Debtor in trust for Agent in the same medium in which received, shall not be commingled with any assets of such Debtor, and shall be delivered immediately to Agent. So long as Agent elects to keep the HSBC Payment Account in existence, each Debtor shall deposit payments on Receivables and all other payments from sales or leases of Inventory or other assets, and life insurance proceeds into the HSBC Payment Account and shall, on the day of each such deposit, forward to Agent a copy of the deposit receipt of the depository bank indicating that such deposit has been made. Upon receipt of such payments other than payments from sales of other assets, Agent, shall apply same directly to the payment of the Revolving Credit, and then in accordance with Section 7.5, and payments from sales of other assets shall be applied in accordance with Section 7.5. Checks drawn on the HSBC Payment Account, and all or any part of the balance of the HSBC Payment Account, shall be applied from time to time in accordance with the foregoing.

70    PAYMENT OF PRINCIPAL, INTEREST, FEES, AND COSTS AND
      EXPENSES.

           7.1. PROMISE TO PAY PRINCIPAL.

                (a) Each Debtor promises to pay in full to each Lender such Lender's Pro-Rata Share of the outstanding principal of Advances for such Debtor in full upon termination of this Agreement pursuant to
           Section 13.13, or acceleration of the time for payment of the Indebtedness, pursuant to Section 11.2. Whenever the outstanding principal balance of Advances exceeds the IEC Borrowing Capacity or IEC-Edinburg Borrowing Capacity, such Debtor promises to immediately pay to each Lender such Lender's Pro-Rata Share of the excess of the outstanding principal balance of Advances over the IEC Borrowing Capacity or IEC-Edinburg Borrowing Capacity, as applicable, provided however, if the principal balance of Advances continues to exceed the Borrowing Capacity, Debtors promise to immediately pay to each Lender such Lender's Pro-Rata Share of the excess.

                (b) Debtors promise to pay to Lenders the Term Loan in installments of principal as follows: thirty-four (34) equal monthly principal installments each in the amount of $175,438.60 payable on the first day of each month commencing April 1, 2000 through and including January 1, 2003 followed by one (1) final installment on January 31, 2003 in an amount equal to the then unpaid principal of and interest on the Term Loan. Debtors further agree to pay to Lenders the outstanding principal balance of the Term Loan in full upon termination of this Agreement pursuant to Section 13.13, or acceleration of the time for payment of the Indebtedness pursuant to
           Section 11.2. The Term Loan shall be evidenced by notes of the Debtors each substantially in the form of Exhibit C attached hereto and made a part hereof with all blanks appropriately completed (collectively, the "Term Note"). The Term Note shall become immediately due and payable if a Debtor voluntarily repays all or substantially all of the Advances other than temporarily from internally generated funds in the ordinary course of business.

           All amounts payable to each Lender hereunder shall be paid to Agent for the account of each Lender and shall be distributed by Agent to each Lender in accordance with the Agency Agreement of even date herewith.

           7.2. PROMISE TO PAY INTEREST.

                (a) Each Debtor promises to pay interest on the principal of Advances for such Debtor from time to time unpaid at the fluctuating per annum rate specified in Item 18 of the Schedule. From the date of the occurrence of, and during the continuance of, a default and notice thereof to such Debtor by Agent, such Debtor, as additional compensation to the Lenders for their increased credit risk promises to pay interest on (i) the principal of Advances, whether or not past due; and (ii) past due interest and any other amount past due under the Transaction Documents (other than the Term Note), at a per annum rate of 3% greater than the rate of interest specified in Item 18 of the Schedule.

                (b) Debtors promise to pay to Lenders interest on the outstanding Term Loan from time to time unpaid at a per annum rate specified in Item 18 of the Schedule. From the date of, and during the continuance of, an Event of Default, Debtors, as additional compensation to the Lenders for their increased credit risk promises to pay interest on (i) the outstanding principal amount of the Term Loan whether or not past due; and (ii) past due interest and any other amount past due on the Term Note at a per annum rate of three percent (3%) greater than the rate of interest specified on Item 18 of the Schedule.

                (c) Interest on the Advances shall be paid to the Agent for the account of the Lenders (i) on the first day of each month commencing February 1, 2000 in arrears, (ii) on termination of this Agreement, pursuant to Section 13.13, (iii) on acceleration of the time for payment of the Indebtedness, pursuant to Section 11.2, and (iv) on the date the Indebtedness is paid in full.

                (d Interest on the Term Loan shall be paid to the Agent for the account of the Lenders (i) monthly, in arrears, commencing February 1, 2000 and on the first day of each month thereafter, (ii) on termination of this Agreement, pursuant to Section 13.13, (iii) on acceleration of the time for payment of the Indebtedness, pursuant to
           Section 11.2, and (iv) on the date the Indebtedness is paid in full.

                (e Any change in the interest rate resulting from a change in the Prime Rate shall take effect simultaneously with such change in the Prime Rate. Interest shall be computed on the daily unpaid principal balance of Advances and the Term Loan. Interest shall be calculated for each calendar day at 1/360th of the applicable per annum rate which will result in an effective per annum rate higher than that specified in Item 18 of the Schedule. In no event shall the rate of interest exceed the maximum rate permitted by applicable law. If any Debtor pays to Agent or any Lender interest in excess of the amount permitted by applicable law, such excess shall be applied in reduction of the principal of Advances made pursuant to this Agreement or to the Term Loan, as appropriate, and any remaining excess interest, after application thereof to the principal of Advances or the Term Loan, shall be refunded to such Debtor.

                (f Interest paid to Agent shall be distributed by Agent to each Lender in accordance with the Agency Agreement.

           7.3. PROMISE TO PAY FEES. Each Debtor promises to pay to Agent any fees specified in Item 19 of the Schedule on the applicable due dates also specified in Item 19 of the Schedule.

           7.4.      PROMISE TO PAY COSTS AND EXPENSES.

                (a Each Debtor agrees to pay to Agent and each Lender, on demand, all costs and expenses as provided in this Agreement, and all costs and expenses incurred by each of them from time to time in connection with this Agreement, including, without limitation, those incurred in: (i) preparing, negotiating, amending, waiving, or granting consent with respect to the terms of any or all of the Transaction Documents, including, without limitation, preparing, negotiating, and amending any documents in connection with the assignment or sale by any Lender of all or a portion of the Indebtedness or participation interests therein pursuant to Section
           13.7 hereof; (ii) enforcing the Transaction Documents; (iii) performing, pursuant to Section 13.2, a Debtor's duties under the Transaction Documents upon such Debtor's failure to perform them;
           (iv) filing financing statements, assignments, or other documents relating to the Collateral (e.g., filing fees, recording taxes, and documentary stamp taxes); (v) maintaining the HSBC Payment Account;
           (vi) administering the Transaction Documents, but not ordinary general and administrative expenses; (vii) compromising, pursuing, or defending any controversy, action, or proceeding resulting, directly or indirectly, from Agent or any Lender's relationship with any Debtor, regardless of whether such Debtor is a party to such controversy, action, or proceeding and of whether the controversy, action, or proceeding occurs before or after the Indebtedness has been paid in full; (viii) realizing upon or protecting any Collateral; (ix) enforcing or collecting any Indebtedness or guaranty thereof; (x) employing collection agencies or other agents to collect any or all of the Receivables; (xi) examining a Debtor's books and records or inspecting the Collateral including, without limitation, the reasonable costs of examinations and inspections conducted by third parties, provided that nothing herein shall limit Agent's right to audit, examination, inspection, or other fees otherwise payable under Section 7.3; and (xii) obtaining independent appraisals from time to time as deemed necessary or appropriate by Agent.

                (b Without limiting Section 7.4(a), each Debtor also agrees to pay to Agent and each Lender, on demand, the actual fees and disbursements incurred by Agent or any such Lender for attorneys retained by Agent or any such Lender for advice, suit, appeal, or insolvency or other proceedings under the Federal Bankruptcy Code or otherwise, or in connection with any purpose specified in Section 7.4(a).

           7.5. METHOD OF PAYMENT OF PRINCIPAL, INTEREST, FEES, AND COSTS AND EXPENSES. Without limiting any Debtor's obligation, pursuant to Sections 7.1, 7.2., 7.3, and 7.4 to pay the principal of Advances, the principal of the Term Loan, interest, fees, and costs and expenses, the following provisions shall apply to the payment thereof:

                (a Payment of Principal. Each Debtor authorizes Agent to apply any Proceeds of such Debtor's Collateral, including, without limitation, payments on Receivables, other payments from sales or leases of Inventory, and any funds in the HSBC Payment Account, to the unpaid principal of Advances for such Debtor and the Term Loan.

                (b Payment of Interest, Fees, and Costs and Expenses. Without limiting any Debtor's obligation to pay accrued interest, fees, and costs and expenses, each Debtor authorizes Agent to (provided, however, Agent shall incur no liability for failure to): (i) make an Advance for such Debtor to pay for such items; or (ii) apply Proceeds of such Debtor's Collateral, including, without limitation, payments on Receivables, other payments from sales or leases of Inventory, and any funds in the HSBC Payment Account, to the payment of such items.

                (c Unless otherwise specifically provided in another provision of this Agreement, Agent, shall apply any payments and credits and Proceeds of Collateral including insurance proceeds to which the Agent and the Lenders are entitled under this Agreement and the Transaction Documents, if any, to be made on all or any part of any component or components of the Indebtedness, whether principal, interest, fees, costs and expenses, or otherwise in the following order of priority: (i) unpaid fees, costs and expenses due hereunder;
           (ii) unpaid accrued interest on the Term Loan; (iii) unpaid accrued interest on the Revolving Credit; (iv) the outstanding principal balance of the Term Loan; and (v) the outstanding principal balance of the Revolving Credit.

           7.6. COMPUTATION OF DAILY OUTSTANDING BALANCE OF ADVANCES. For the purpose of calculating the aggregate principal balance of outstanding Advances under Section 2.1, Advances shall be deemed to be paid on the date that checks drawn on, or other funds received from, the HSBC Payment Account are applied by Agent to Advances, and on the date any other payments on Receivables, or other payments from sales or leases of Inventory to be so applied, have been processed for collection by Agent; provided, however, for the purpose of calculating interest payable by a Debtor, funds from the HSBC Payment Account, payments on Receivables, other payments from sales or leases of Inventory, and any other payments, shall be deemed to be applied to Advances the number of days specified in
      Item 20 of the Schedule after the application of such funds from the HSBC Payment Account or receipt of such payments by Agent, and the amount of interest payable will be adjusted by Agent from time to time accordingly. Notwithstanding any other provision of this Agreement, if any item presented for collection by Agent is not honored, Agent may reverse any provisional credit which has been given for the item and make appropriate adjustments to the amount of interest and principal due.

           7.7. ACCOUNT STATED. Each Debtor agrees that each monthly or other statement of account mailed or delivered by Agent to such Debtor pertaining to the outstanding balance of Advances and/or the Term Loan, the amount of interest due thereon, fees, and costs and expenses shall be final, conclusive, and binding on such Debtor and shall constitute an "account stated" with respect to the matters contained therein unless, within thirty (30) calendar days from when such statement is mailed or, if not mailed, delivered to such Debtor, such Debtor shall deliver to Agent written notice of any objections which it may have as to such statement of account, and in such event, only the items to which objection is expressly made in such notice shall be considered to be disputed by such Debtor.

8.    PROCEDURES AFTER SCHEDULING RECEIVABLES.

           8.1. RETURNED MERCHANDISE. Each Debtor shall notify Agent immediately of the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory. Agent shall make appropriate adjustments to the IEC Receivables Borrowing Base or IEC-Edinburg Receivables Borrowing Base, as applicable, and the IEC Inventory Borrowing Base or IEC-Edinburg Receivables Borrowing Base, as applicable, to reflect the return of such Inventory.

           8.2. CREDITS AND EXTENSIONS.

                (a Granting of Credits and Extensions. Any Debtor may grant such Credits and such Extensions as are ordinary in the usual course of such Debtor's business without the prior consent of Agent; provided, however, that any such Extension shall not extend the time for payment beyond thirty (30) days after the original due date as shown on the Invoice evidencing the related Receivable, or as computed based on the information set forth on such Invoice.

                (b Accounting for Credits and Extensions. Each Debtor shall make a full accounting of each grant of a Credit or an Extension, including a brief description of the reasons therefor and a copy of all credit memoranda. Such accountings shall be in form satisfactory to Agent and shall be delivered to Agent daily or at such other intervals as may be specified in Item 17 of the Schedule. All credit memoranda issued by a Debtor shall be numbered consecutively and copies of the same, when delivered to Agent, shall be in numerical order and accounted for in the same manner as provided in Section 5.2 with respect to Invoices.

                (c Adjustment to Receivables Borrowing Base. The applicable Receivables Borrowing Base for such Debtor will be reduced by the amount of all applicable Credits reflected in an accounting required by Section 8.2(b) and by the full amount of any applicable Receivables for which Extensions were granted.

           8.3. RETURNED INSTRUMENTS. In the event that any check or other instrument received in payment of a Receivable shall be returned uncollected for any reason, Agent shall again forward the same for collection or return the same to the applicable Debtor. Upon receipt of a returned check or instrument by a Debtor, such Debtor shall immediately make the necessary entries on its books and records to reinstate the Receivable as outstanding and unpaid and immediately notify Agent of such entries. All Receivables of an Account Debtor with respect to which such check or instrument was received shall thereupon become Ineligible Receivables.

           8.4. DEBIT MEMORANDA.

                (a Unless Agent otherwise notifies a Debtor in writing, such Debtor shall deliver at least weekly to Agent, together with the schedule of Receivables provided for in Item 17 of the Schedule, copies of all debit memoranda issued by such Debtor.

                (b All debit memoranda issued by a Debtor shall be numbered consecutively and copies of the same, when delivered to Agent, shall be in numerical order and accounted for in the same manner as provided in Section 5.2 with respect to Invoices.

           8.5. NOTES RECEIVABLE. No Debtor shall accept any note or other instrument (except a check or other instrument for the immediate payment of money) with respect to any Receivable without the prior written consent of Agent. If Agent, in its reasonable judgment, consents to the acceptance of any such note or instrument, the same shall be considered as evidence of the Receivable giving rise to such note or instrument, shall be subject to the Security Interest, and shall not constitute payment of such Receivable, and such Debtor shall forthwith endorse such note or instrument to the order of Agent and deliver the same to Agent, together with the Schedule listing the Receivables which it evidences. Upon collection, the proceeds of such note or instrument may be applied directly to unpaid Advances, interest, and costs and expenses as provided in Section 7.5.

9. AFFIRMATIVE COVENANTS. So long as any part of the Indebtedness remains unpaid, or this Agreement remains in effect, each Debtor shall comply with the covenants contained in Item 21 of the Schedule or elsewhere in this Agreement, and with the covenants listed below:

           9.1. FINANCIAL STATEMENTS.  There shall be furnished to Agent:

                (a Within five (5) days of filing with the SEC but not more than one hundred twenty (120) days after the end of each fiscal year, audited consolidated and consolidating financial statements of IEC and each Consolidated Subsidiary as of the end of such year, fairly presenting IEC's and each Consolidated Subsidiary's financial position, which statements shall consist of a balance sheet and related statements of income, retained earnings, and cash flow covering the period of IEC's immediately preceding fiscal year, and which shall be prepared by independent certified public accountants satisfactory to Agent.

                (b) On or before December 30th of each fiscal year, consolidated financial statements of IEC and each Consolidated Subsidiary as of the end of each October and November of such fiscal year fairly presenting IEC's and such Consolidated Subsidiary's financial position, and within twenty-five (25) days after the end of each month thereafter, consolidated financial statements of IEC and each Consolidated Subsidiary as of the end of such month, fairly presenting IEC's and such Consolidated Subsidiary's financial position and showing the current month compared to the same month in the prior fiscal year and current year-to-date compared to year-to-date of the prior fiscal year. All such statements shall consist of a balance sheet and related statements of income, retained earnings, and cash flow covering the period from the end of the immediately preceding fiscal year to the end of such month, all in such detail as Agent may request and signed and certified to be correct by the president or chief financial officer of IEC or other financial officer satisfactory to Agent in the form of Exhibit A attached hereto and made a part hereof.

                (c) Within twenty-five (25) days after the end of each fiscal quarter, a compliance certificate executed by the president or chief financial officer of each Debtor or other financial officer satisfactory to Agent in the form of Exhibit B attached hereto and made a part hereof provided, however, the compliance certificate for the fourth fiscal quarter will be delivered simultaneously with the year-end financial statements.

                (d) Within thirty (30) days prior to the end of each fiscal year, pro forma financial statements of IEC prepared on a consolidated basis as of the end of the next following fiscal year and consisting of a balance sheet and related statements of income, retained earnings and cash flow, all in such detail as Agent may request and signed by the president or chief financial officer of IEC or other financial officer satisfactory to Agent.

                (e) Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which any Debtor sends to its shareholders, and copies of any and all periodic and special reports and registration statements which any Debtor files with the Securities and Exchange Commission.

                (f) Such additional information as Agent may from time to time reasonably request regarding the financial and business affairs of any Debtor or any Consolidated Subsidiary.

           9.2. GOVERNMENT AND OTHER SPECIAL RECEIVABLES. Each Debtor shall promptly notify Agent in writing of the existence of any Receivable as to which the perfection, enforceability, or validity of Agent's Security Interest in such Receivable, or Agent's right or ability to obtain direct payment to Agent of the Proceeds of such Receivable, is governed by any federal or state statutory requirements other than those of the Uniform Commercial Code, including, without limitation, any Receivable subject to the Federal Assignment of Claims Act of 1940, as amended.

           9.3. TERMS OF SALE. The terms on which sales or leases giving rise to Receivables are made shall be as specified in Items 3 and 22 of the Schedule.

           9.4. BOOKS AND RECORDS. Each Debtor shall maintain, at its own cost and expense, accurate and complete books and records with respect to such Debtor's Collateral, in form satisfactory to Agent, and including, without limitation, records of all payments received and all Credits and Extensions granted with respect to the Receivables, of the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory, and of all other dealings affecting the Collateral. Each Debtor shall deliver such books and records to Agent or its representative on request. At Agent's request, such Debtor shall mark all or any records to indicate the Security Interest. Each Debtor shall further indicate the Security Interest on all financial statements issued by it or shall cause the Security Interest to be so indicated by its accountants. The HSBC Payment Account, if any, is not an asset of any Debtor and shall not be shown as an asset of any Debtor in such books and records or in such financial statements.

           9.5. INVENTORY IN POSSESSION OF THIRD PARTIES. If any Inventory remains in the hands or control of any of a Debtor's agents, finishers, contractors, or processors, or any other third party, such Debtor, if requested by Agent, shall notify such party of Agent's Security Interest in the Inventory and shall instruct such party to hold such Inventory for the account of Agent and subject to the instructions of Agent.

           9.6. EXAMINATIONS. Each Debtor shall at all reasonable times and from time to time permit Agent or its agents to inspect the Collateral and to examine and make extracts from, or copies of, any of such Debtor's books, ledgers, reports, correspondence, and other records.

           9.7. VERIFICATION OF COLLATERAL. Agent and each Lender shall have the right to verify all or any Collateral in any manner and through any medium Agent or such Lender may consider appropriate and each Debtor agrees to furnish all assistance and information and perform any acts which Agent or such Lender may require in connection therewith.

           9.8. RESPONSIBLE PARTIES. Each Debtor shall notify Agent of the occurrence of any event specified in Section 1.1(y)(iv) with respect to any Responsible Party promptly after receiving notice thereof.

           9.9. TAXES. Each Debtor shall promptly pay and discharge all of its taxes, assessments, and other governmental charges prior to the date on which penalties are attached thereto, establish adequate reserves for the payment of such taxes, assessments, and other governmental charges, make all required withholding and other tax deposits, and, upon request, provide Agent with receipts or other proof that such taxes, assessments, and other governmental charges have been paid in a timely fashion; provided, however, that nothing contained herein shall require the payment of any tax, assessment, or other governmental charge so long as its validity is being contested in good faith, and by appropriate proceedings diligently conducted, and adequate reserves for the payment thereof have been established.

           9.10.LITIGATION.

                (a Each Debtor shall promptly notify Agent in writing of any litigation, proceeding, or counterclaim against, or of any investigation of, such Debtor or any Consolidated Subsidiary if: (i) the outcome of such litigation, proceeding, counterclaim, or investigation may materially and adversely affect the finances or operations of such Debtor or any Consolidated Subsidiary or title to, or the value of, any Collateral; or (ii) such litigation, proceeding, counterclaim, or investigation questions the validity of any Transaction Document or any action taken, or to be taken, pursuant to any Transaction Document.

                (b Each Debtor shall furnish to Agent such information regarding any such litigation, proceeding, counterclaim, or investigation as Agent shall request.

           9.11.INSURANCE.

                (a Each Debtor shall at all times carry and maintain in full force and effect such insurance as Agent may from time to time require, in coverage, form, and amount, and issued by insurers, satisfactory to such Debtor and Agent, including, without limitation: workers' compensation or similar insurance; public liability insurance; business interruption insurance; and insurance against such other risks as are usually insured against by business entities of established reputation engaged in the same or similar businesses as such Debtor and similarly situated.

                (b Each Debtor shall deliver to Agent the policies of insurance required by Agent, with appropriate endorsements designating Agent as an additional insured, mortgagee and loss payee as requested by Agent. Each policy of insurance shall provide that if such policy is canceled for any reason whatsoever, if any substantial change is made in the coverage which affects Agent, or if such policy is allowed to lapse for nonpayment of premium, such cancellation, change, or lapse shall not be effective as to Agent until thirty (30) days after receipt by Agent of written notice thereof from the insurer issuing such policy.

                (c Each Debtor hereby appoints Agent as its attorney-in-fact, with full authority in the place and stead of such Debtor and in the name of such Debtor, Agent, or otherwise, from time to time in Agent's discretion, to take any actions and to execute any instruments which Agent may deem necessary or desirable to obtain, adjust, make claims under, and otherwise deal with insurance required pursuant hereto and to receive, endorse, and collect any drafts or other instruments delivered in connection therewith.

                (d) The Agent shall receive the proceeds of any and all insurance that may become payable with respect to any of a Debtor's insured property ("Insurance Proceeds") and apply the same first to the expenses, if any, of collection thereof, and then in accordance with Section 7.5(c) hereof. All Insurance Proceeds are hereby assigned to the Agent for the benefit of the Agent and the Lenders and the applicable Debtor shall, upon request of the Agent, make, execute, acknowledge and deliver any and all additional assignments and documents as may be necessary from time to time to enable the Agent to collect and issue receipts for any Insurance Proceeds. Notwithstanding the foregoing, if Insurance Proceeds are less than $500,000 and no Event of Default has occurred and is continuing hereunder, upon request of the applicable Debtor such Insurance proceeds so held by the Agent shall be made available for repair or restoration of the insured property and disbursed by the Agent during the course of such repair or restoration under safeguards reasonably satisfactory to Agent. Any sums remaining after completion of repair or restoration shall be applied in accordance with Section 7.5(c). The Agent shall not be, under any circumstances, liable or responsible for failure to collect, or exercise diligence in the collection of, any Insurance Proceeds.

           9.12.GOOD STANDING; BUSINESS.

                (a Each Debtor shall take all necessary steps to preserve its corporate existence and its right to conduct business in all states in which the nature of its business or ownership of its property requires such qualification.

                (b Each Debtor shall engage only in the business conducted by it on the date of this Agreement.

           9.13.PENSION REPORTS. Upon the occurrence of any Pension Event, the applicable Debtor shall furnish to Agent, as soon as possible and, in any event, within thirty (30) days after such Debtor knows, or has reason to know, of such occurrence, the statement of the president or chief financial officer of such Debtor setting forth the details of such Pension Event and the action which such Debtor proposes to take with respect thereto.

           9.14.NOTICE OF NON-COMPLIANCE. Each Debtor shall notify Agent in writing of any failure by such Debtor or any Third Party to comply with any provision of any Transaction Document immediately upon learning of such non-compliance, or if any representation or warranty contained in any Transaction Document is no longer true.

           9.15.COMPLIANCE WITH ENVIRONMENTAL LAWS.

                (a   Each Debtor shall comply with all Environmental Laws.

                (b Each Debtor shall not suffer, cause, or permit the Disposal of Hazardous Substances at any property owned, leased, or operated by it or any Consolidated Subsidiary.

                (c Each Debtor shall promptly notify Agent in the event of the Disposal of any Hazardous Substance at any property owned, leased, or operated by such Debtor or any Consolidated Subsidiary, or in the event of any Release, or threatened Release, of a Hazardous Substance, from any such property.

                (d Each Debtor shall, at Agent's request, provide, at such Debtor's expense, updated Environmental Questionnaires and/or Environmental Reports concerning any property owned, leased, or operated by Debtor or any Consolidated Subsidiary.

                (e Each Debtor shall deliver promptly to Agent (i) copies of any documents received from the United States Environmental Protection Agency or any state, county, or municipal environmental or health agency concerning such Debtor's or any Consolidated Subsidiary's operations; and (ii) copies of any documents submitted by such Debtor or any Consolidated Subsidiary to the United States Environmental Protection Agency or any state, county, or municipal environmental or health agency concerning its operations.

           9.16.DEFEND COLLATERAL. Each Debtor shall defend the Collateral against the claims and demands of all other parties (other than Agent), including, without limitation, defenses, setoffs, and counterclaims asserted by any Account Debtor against such Debtor or Agent.

           9.17.USE OF PROCEEDS. Each Debtor shall use the proceeds of Advances and the proceeds of the Term Loan solely for such Debtor's working capital and for such other legal and proper corporate purposes as are consistent with all applicable laws, such Debtor's articles or certificate of incorporation and by-laws, resolutions of such Debtor's Board of Directors, and the terms of this Agreement.

           9.18.COMPLIANCE WITH LAWS. Each Debtor shall comply with all applicable laws, rules, regulations, and other legal requirements with respect to its business and the use, maintenance, and operations of the real and personal property owned or leased by it in the conduct of its business.

           9.19.MAINTENANCE OF PROPERTY. Each Debtor shall maintain its property, including, without limitation, the Collateral, in good condition and repair and shall prevent the Collateral, or any part thereof, from being or becoming an accession to other goods not constituting Collateral.

           9.20.LICENSES, PERMITS, ETC. Each Debtor shall maintain all of its franchises, grants, authorizations, licenses, permits, easements, consents, certificates, and orders, if any, in full force and effect until their respective expiration dates.

           9.21.TRADEMARKS AND PATENTS. Each Debtor shall maintain all of its trademarks, trademark rights, patents, patent rights, licenses, permits, tradenames, tradename rights, and approvals, if any, in full force and effect until their respective expiration dates.

           9.22.ERISA. Each Debtor shall comply with the provisions of ERISA and the Internal Revenue Code with respect to each Pension Plan.

           9.23.MAINTENANCE OF OWNERSHIP. Each Debtor shall at all times maintain ownership of the percentages of issued and outstanding capital stock of each Consolidated Subsidiary set forth in Item 33 of the Schedule.

           9.24.ACTIVITIES OF CONSOLIDATED SUBSIDIARIES. Unless the provisions of this Section 9.24 are expressly waived by Agent in writing, each Debtor shall cause each Consolidated Subsidiary to comply with Sections 9.1(b), 9.9, 9.11(a), 9.12, 9.15, and 9.18 through 9.22, inclusive, and any of the provisions contained in Item 21 of the Schedule, and shall cause each Consolidated Subsidiary to refrain from doing any of the acts proscribed by Sections 10.2, 10.3, and 10.5 through 10.14, inclusive, or proscribed by any of the provisions contained in Item 21 of the Schedule.

           9.25.MILLENNIUM COMPLIANCE.

                (a) Each Debtor shall be "Millennium Compliant". As set forth herein, Millennium Compliant means that software, hardware, embedded microchips and other processing capabilities utilized by, and material to, the business operations (Systems) of such Debtor function accurately and consistently accept date input, provide date output and perform calculations on dates before, during and after January 1, 2000 without interruption and without any change in operations associated with the advent of the year 2000.

                (b) Upon request by Agent, a Debtor shall provide to Agent its plan to become Millennium Compliant and status reports on the implementation of the same, or such other information which is sufficient to demonstrate that such Debtor will be Millennium Compliant.

10. NEGATIVE COVENANTS. So long as any part of the Indebtedness remains unpaid or this Agreement remains in effect, a Debtor, without the written consent of Agent, shall not violate any covenant contained in Item 21 of the Schedule and shall not:

           10.1.LOCATION OF INVENTORY, EQUIPMENT, AND BUSINESS RECORDS. Move the Inventory, Equipment, or the records concerning the Collateral from the location where they are kept as specified in Items 11 and 13 of the Schedule; provided, however work-in-process Inventory can be moved between IEC and IEC-Edinburg Inventory locations and to the location of Debtor's Mexican affiliate, and Equipment can be moved between Debtors' Equipment locations in Newark, New York and Edinburg, Texas; and nothing herein shall prevent or prohibit the Debtors from transferring up to $50,000 worth of testing and minor production equipment to IEC's Mexican affiliate, or from conducting business in accordance with Debtor's Shelter Services Agreement.

           10.2.BORROWED MONEY. Create, incur, assume, or suffer to exist any Obligations (as defined below) except to Lenders under this Agreement and except as may be specified in Item 23 of the Schedule.

           "Obligations" of any Debtor shall mean without duplication (a) all indebtedness of such Debtor for borrowed money or for the deferred purchase price of property payment for which is deferred six (6) months or more, but excluding obligations to trade creditors incurred in the ordinary course of business that are not overdue by more than six (6) months unless being contested in good faith, (b) all reimbursement and other obligations with respect to letters of credit, bankers' acceptances and surety bonds, whether or not matured, (c) all obligations evidenced by notes, bonds, debentures or similar instruments, (d) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Debtor (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all capital lease obligations, (f) all obligations of such Debtor under commodity purchase or option agreements or other commodity price hedging arrangements, in each case whether contingent or matured, (g) all obligations of such Debtor under any foreign exchange contract, currency swap agreement, interest rate swap, cap or collar agreement or other similar agreement or arrangement designed to alter the risks of that Debtor arising from fluctuations in currency values or interest rates, in each case whether contingent or matured, (h) all indebtedness referred to above secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any lien upon or in property or other assets (including accounts and contract rights) owned by such Debtor even though such Debtor has not assumed or become liable for the payment of such indebtedness.

           10.3.SECURITY INTEREST AND OTHER ENCUMBRANCES. Create, incur, assume, or suffer to exist any mortgage, security interest, lien, or other encumbrance upon any of its properties or assets, whether now owned or hereafter acquired, except mortgages, security interests, liens, and encumbrances (a) in favor of Agent and (b) as may be specified in Item 12 of the Schedule.

           10.4.STORING AND USE OF COLLATERAL. Place the Collateral in any warehouse which may issue a negotiable Document with respect thereto or use the Collateral in violation of any provision of the Transaction Documents, of any applicable statute, regulation, or ordinance, or of any policy insuring the Collateral.

           10.5.MERGERS, CONSOLIDATIONS, OR SALES. (a) Merge or consolidate with or into any corporation; (b) enter into any joint venture or partnership with any person, firm, or corporation; (c) convey, lease, or sell all or any material portion of its property or assets or business to any other person, firm, or corporation except for the sale of Inventory in the ordinary course of its business and in accordance with the terms of this Agreement; or (d) convey, lease, or sell any of its assets to any person, firm, or corporation for less than the fair market value thereof and the net proceeds from any such conveyance, lease or sale shall be paid to Agent for the benefit of the Lenders within one (1) Business Day of receipt thereof by Debtor as a mandatory repayment of the Indebtedness.

           10.6.CAPITAL STOCK. Purchase or retire any of its capital stock or otherwise change the capital structure of such Debtor or change the relative rights, preferences, or limitations relating to any of its capital stock.

           10.7.DIVIDENDS OR DISTRIBUTIONS. Pay or declare any cash or other dividends or distributions on any of its corporate stock, except that stock dividends may be paid, and except that a Consolidated Subsidiary may pay dividends of any kind to such Debtor.

           10.8.INVESTMENTS AND ADVANCES. Create any new subsidiary or make any investment in, or advances to, any other person, firm, or corporation except (a) advance payments or deposits against purchases made in the ordinary course of such Debtor's regular business; (b) any existing investments in, or existing advances to, the Consolidated Subsidiaries; or
      (c) any investments or advances that may be specified in Item 24 of the Schedule.

           10.9.GUARANTIES. Become a guarantor, a surety, or otherwise liable for the debts or other obligations of any other person, firm, or corporation, whether by guaranty or suretyship agreement, agreement to purchase indebtedness, agreement for furnishing funds through the purchase of goods, supplies, or services (or by way of stock purchase, capital contribution, advance, or loan) for the purpose of paying or discharging indebtedness, or otherwise, except as an endorser of instruments for the payment of money deposited to its bank account for collection in the ordinary course of business and except as may be specified in Item 25 of the Schedule.

           10.10. LEASES. Enter, as lessee, into any lease of real or personal property (whether such lease is classified on such Debtor's financial statements as a capital lease or operating lease) if the aggregate of the rentals of such lease and of such Debtor's other then existing leases would exceed, in any one of such Debtor's fiscal years, the amount specified in Item 26 of the Schedule.

           10.11. CAPITAL EXPENDITURES. Make or incur any capital expenditures in any one fiscal year in an aggregate amount in excess of the amount, if any, specified in Item 27 of the Schedule.

           10.12.    COMPENSATION.  Intentionally Omitted.

           10.13. NAME CHANGE. Change its name without giving at least thirty
      (30) days prior written notice of its proposed new name to Agent, together with delivery to Agent of UCC-1 Financing Statements reflecting such Debtor's new name, all in form and substance satisfactory to Agent.

           10.14. DISPOSITION OF COLLATERAL. Sell, assign, or otherwise transfer, dispose of, or encumber the Collateral or any interest therein, or grant a security interest therein, or license thereof, except to Agent for the benefit of itself and the Lenders and except the sale or lease of Inventory in the ordinary course of business of such Debtor and in accordance with the terms of this Agreement.

           10.15. FINANCIAL COVENANTS. Fail to comply with the financial covenants set forth in Item 30 of the Schedule.

           10.16. AFFILIATE TRANSACTIONS. Enter into, or permit any Subsidiary to enter into, or carry out any transaction with an affiliated entity including, without limitation, purchasing property or services from or selling property or services to such affiliated entity unless such transaction is (i) entered into in the ordinary course of business upon fair and reasonable arm's-length terms and conditions and (ii) in accordance with all applicable laws, statutes, rules, regulations, ordinances, orders, judgments, guidelines or decisions of any applicable state or Federal governmental authority or authorities; provided, however, nothing herein shall prevent or prohibit the Debtors from transferring up to $50,000 worth of testing and minor production equipment to IEC's Mexican affiliate, or from conducting business in accordance with Debtor's Shelter Services Agreement.

11.  EVENTS OF DEFAULT.

           11.1.EVENTS OF DEFAULT. The occurrence of any one or more of the following events shall constitute an event of default (individually, an Event of Default and, collectively, Events of Default):

                (a   Nonpayment.  Nonpayment when due of any principal,
           interest, premium, fee, cost, or expense due under the Transaction Documents.

                (b   Negative Covenants.  Default in the observance of any of
           the covenants or agreements of any Debtor contained in Article 10 or contained in Sections 9.11, 9.17 or 9.23.

                (c   Article 6.  Default in the observance of any of the
           covenants or agreements of any Debtor contained in Article 6.

                (d Other Covenants. Default in the observance of any of the covenants or agreements of any Debtor contained in the Transaction Documents, other than in Article 10, Sections 9.11, 9.17 or 9.23,
           Article 6 or Sections 7.1, 7.2, 7.3, 7.4 or 7.5, or in any other agreement with Agent which is not remedied within the earlier of ten
           (10) days after (i) notice thereof by Agent to such Debtor, or (ii) the date such Debtor was required to give notice to Agent under
           Section 9.14.

                (e Cessation of Business or Voluntary Insolvency Proceedings. The (i) cessation of operations of any Debtor's business as conducted on the date of this Agreement; (ii) filing by any Debtor of a petition or request for liquidation, reorganization, arrangement, adjudication as a bankrupt, relief as a debtor, or other relief under the bankruptcy, insolvency, or similar laws of the United States of America or any state or territory thereof or any foreign jurisdiction now or hereafter in effect; (iii) making by any Debtor of a general assignment for the benefit of creditors; (iv) consent by any Debtor to the appointment of a receiver or trustee, including, without limitation, a "custodian," as defined in the Federal Bankruptcy Code, for any Debtor or any of such Debtor's assets; (v) making of any, or sending of any, notice of any intended, bulk sale by any Debtor; or
           (vi) execution by any Debtor of a consent to any other type of insolvency proceeding (under the Federal Bankruptcy Code or otherwise) or any formal or informal proceeding for the dissolution or liquidation of, or settlement of, claims against or winding up of affairs of, any Debtor.

                (f Involuntary Insolvency Proceedings. (i) The appointment of a receiver, trustee, custodian, or officer performing similar functions, including, without limitation, a "custodian," as defined in the Federal Bankruptcy Code, for any Debtor or any of such Debtor's assets; or the filing against any Debtor of a request or petition for liquidation, reorganization, arrangement, adjudication as a bankrupt, or other relief under the bankruptcy, insolvency, or similar laws of the United States of America, any state or territory thereof, or any foreign jurisdiction now or hereafter in effect; or of any other type of insolvency proceeding (under the Federal Bankruptcy Code or otherwise) or any formal or informal proceeding for the dissolution or liquidation of, settlement of claims against, or winding up of affairs of any Debtor shall be instituted against any Debtor; and (ii) such appointment shall not be vacated, or such petition or proceeding shall not be dismissed, within sixty (60) days after such appointment, filing, or institution.

                (g Other Indebtedness and Agreements. Failure by any Debtor to pay, when due, (or, if permitted by the terms of any applicable documentation, within any applicable grace period) any indebtedness owing by such Debtor to any Lender or any other person or entity (other than the Indebtedness incurred, pursuant to this Agreement, and including, without limitation, indebtedness evidencing a deferred purchase price), whether such indebtedness shall become due by scheduled maturity, by required prepayment, by acceleration, by demand, or otherwise, or failure by any Debtor to perform any term, covenant, or agreement on its part to be performed under any agreement or instrument (other than a Transaction Document) evidencing or securing or relating to any indebtedness owing by such Debtor when required to be performed if the effect of such failure is to permit the holder to accelerate the maturity of such indebtedness.

                (h Judgments. Any judgment or judgments against any Debtor in excess of $50,000 individually or in the aggregate above the amount of such Debtor's insurance coverage shall remain unpaid, unstayed on appeal, undischarged, unbonded, or undismissed for a period of thirty
           (30) days.

                (i Pension Default. Any Reportable Event which Agent shall determine in good faith constitutes grounds for the termination of any Pension Plan by the Pension Benefit Guaranty Corporation, or for the appointment by an appropriate United States district court of a trustee to administer any Pension Plan, shall occur and shall continue thirty (30) days after written notice thereof to the applicable Debtor by Agent; or the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any Pension Plan or to appoint a trustee to administer any Pension Plan; or a trustee shall be appointed by an appropriate United States district court to administer any Pension Plan; or any Pension Plan shall be terminated; or any Debtor or any Consolidated Subsidiary shall withdraw from a Pension Plan in a complete withdrawal or a partial withdrawal; or there shall arise vested unfunded liabilities under any Pension Plan that, in the good faith opinion of Agent, have or will or might have a material adverse effect on the finances or operations of any Debtor; or any Debtor or any Consolidated Subsidiary shall fail to pay to any Pension Plan any contribution which it is obligated to pay under the terms of such plan or any agreement or which is required to meet statutory minimum funding standards.

                (j   Collateral; Impairment.  There shall occur with respect
           to the Collateral any (i) misappropriation, conversion, diversion, or fraud; (ii) levy, seizure, or attachment; or (iii) material uninsured loss, theft, or damage.

                (k Insecurity; Change. Agent shall believe in good faith that the prospect of payment of all, or any part, of the Indebtedness or performance of any Debtor's obligations under the Transaction Documents or any other agreement between Agent and any Debtor is impaired; or there shall occur any materially adverse change in the business or financial condition of any Debtor.

                (l Third Party Default. There shall occur with respect to any Third Party or any Consolidated Subsidiary, including, without limitation, any guarantor or Consolidated Subsidiary (i) any event described in Section 11.1(e), 11.1(f), 11.1(g), or 11.1(h); (ii) any
           pension default event such as described in Section 11.1(i) with respect to any pension plan maintained by such Third Party or such Consolidated Subsidiary; or (iii) any failure by Third Party or such Consolidated Subsidiary to perform in accordance with the terms of any agreement between such Third Party and Agent and/or either or both Lenders.

                (m Representations. Any certificate, statement, representation, warranty, or financial statement furnished by, or on behalf of, any Debtor or any Third Party, pursuant to, or in connection with, this Agreement (including, without limitation, representations and warranties contained herein) or as an inducement to Agent or any Lender to enter into this Agreement or any other lending agreement with any Debtor shall prove to have been false in any material respect at the time as of which the facts therein set forth were certified or to have omitted any substantial contingent or unliquidated liability or claim against any Debtor or any such Third Party, or if on the date of the execution of this Agreement there shall have been any materially adverse change in any of the facts disclosed by any such statement or certificate which shall not have been disclosed in writing to Agent and each Lender at, or prior to, the time of such execution.

                (n Challenge to Validity. Any Debtor or any Third Party commences any action or proceeding to contest the validity or enforceability of any Transaction Document or any lien or security interest granted or obligations evidenced by any Transaction Document.

                (o Death or Incapacity; Termination. Any Third Party dies or becomes incapacitated, or terminates or attempts to terminate, in accordance with its terms or otherwise, any guaranty or other Transaction Document executed by such Third Party.

                (p Change of Control. (i) If any person not presently a shareholder of IEC, or two or more persons acting in concert not presently shareholders of IEC, shall have acquired beneficial ownership (within the meaning of Rule 13d-3, of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended), directly or indirectly, of the voting stock of IEC (or other securities convertible into such voting stock) representing 15% or more of the combined voting power of all voting stock of IEC, or if any person or two or more persons acting in concert who are presently shareholders of IEC shall have acquired such beneficial ownership representing 45% or more of the combined voting power of all voting stock of IEC; (ii) the individuals who at the date hereof were Directors of IEC (together with any other Director whose election to the Board of Directors of IEC (or whose nomination by the Board of Directors for election by the stockholders of IEC) was approved by a vote of at least a majority of the Directors then in office who either were directors at the date hereof or whose election was previously so approved) shall cease for any reason to constitute a majority of the Board of Directors of IEC; or (iii) any person or two or more persons acting in concert shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of the power to exercise, directly or indirectly, a controlling influence over the management or policies of IEC.

                (q) Millennium Compliance. (i) Failure of any Debtor to be Millennium Compliant (pending full implementation of such Debtor's plan to become Millennium Compliant, such Debtor will not be considered in default under this sub-paragraph until such time as any of its Systems begins to malfunction as a result of the coming or arrival of the year 2000), or (ii) if Agent determines, in its sole discretion, that any Debtor's plan to become Millennium Compliant and/or the implementation thereof are insufficient to ensure that such Debtor will be Millennium Compliant.

                (r) Lock Box. If any Debtor shall (i) notify or otherwise direct its Account Debtors to remit payments directly to such Debtor, to any party other than Agent, or to a lock box other than the Lock Box Numbers 953 and 2843 located at the United States Post Office at 1200 William Street, Buffalo, New York ("Lock Box"); or (ii) revoke Agent's power of agency or otherwise preclude Agent's access to the Lock Box; or (iii) the letter agreement between Debtors and Agent dated of even date herewith related to the Lock Box and/or agreements attached thereto terminate or cease to be in full force and effect.

      11.2.EFFECTS OF AN EVENT OF DEFAULT.

                (a) Upon the happening of one or more Events of Default (except an Event of Default under either Section 11.1(e) or 11.1(f)), Agent may declare any obligations it may have hereunder to be canceled, and the principal of the Indebtedness then outstanding to be immediately due and payable, together with all interest thereon and costs and expenses accruing under the Transaction Documents. Upon such declaration, any obligations any Lender may have hereunder shall be immediately canceled, and the Indebtedness then outstanding shall become immediately due and payable without presentation, demand, or further notice of any kind to any Debtor.

                (b) Upon the happening of one or more Events of Default under
           Section 11.1(e) or 11.1(f), Lenders' obligations hereunder shall be canceled immediately, automatically, and without notice, and the Indebtedness then outstanding shall become immediately due and payable without presentation, demand, or notice of any kind to any Debtor.

12.   AGENT'S RIGHTS AND REMEDIES.

           12.1.GENERALLY. Agent's rights and remedies with respect to the Collateral, in addition to those rights granted herein and in any other agreement between any Debtor and Agent now or hereafter in effect, shall be those of a secured party under the Uniform Commercial Code as in effect in the State and under any other applicable law.

           12.2.NOTIFICATION OF ACCOUNT DEBTORS. Upon the occurrence of an Event of Default or an event which with notice or lapse of time, or both, would constitute an Event of Default, Agent may, at any time and from time to time, notify any or all Account Debtors of the Security Interest and may direct such Account Debtors to make all payments on Receivables directly to Agent. At any time, Agent may notify any and all Account Debtors to verify the accounts of such Account Debtors.

           12.3.POSSESSION OF COLLATERAL. Whenever Agent may take possession of the Collateral, pursuant to Section 12.1, Agent may take possession of the Collateral on either of the Debtors' premises or may remove the Collateral, or any part thereof, to such other places as the Agent may, in its sole discretion, determine. If requested by Agent, a Debtor shall assemble the Collateral and deliver it to Agent at such place as may be designated by Agent.

           12.4.COLLECTION OF RECEIVABLES. Upon the occurrence of an Event of Default or an event which with notice or lapse of time, or both, would constitute an Event of Default, Agent may demand, collect, and sue for all monies and Proceeds due, or to become due, on the Receivables (in either a Debtor's or Agent's name at the latter's option) with the right to enforce, compromise, settle, or discharge any or all Receivables. If Agent takes any action contemplated by this Section with respect to any Receivable, a Debtor shall not exercise any right that such Debtor would otherwise have had to take such action with respect to such Receivable.

           12.5.ENDORSEMENT OF CHECKS; DEBTOR'S MAIL. Each Debtor hereby irrevocably appoints Agent such Debtor's agent with full power, in the same manner, to the same extent, and with the same effect as if such Debtor were to do the same: upon the occurrence and during the continuance of an Event of Default or an event which with notice or lapse of time, or both, would constitute an Event of Default, to endorse such Debtor's name on any Instruments or Documents pertaining to any Collateral, to receive and collect all mail addressed to such Debtor, to direct the place of delivery of such mail to any location designated by Agent, to open such mail, to remove all contents therefrom, and to retain all contents thereof constituting or relating to the Collateral. This agency is unconditional and shall not terminate until all of the Indebtedness is paid in full and this Agreement has been terminated. Agent agrees to give a Debtor notice in the event it exercises this agency, except with respect to the endorsement of such Debtor's name on any instruments or documents pertaining to any Collateral.

           12.6.LICENSE TO USE PATENTS, TRADEMARKS, AND TRADENAMES. Each Debtor grants to Agent for the benefit of the Lenders and itself a royalty-free license to use any and all patents, trademarks, and tradenames now or hereafter owned by, or licensed to, such Debtor for the purposes of manufacturing and disposing of Inventory after the occurrence of an Event of Default. All Inventory shall at least meet quality standards maintained by such Debtor prior to such Event of Default.

13.   MISCELLANEOUS.

           13.1.PERFECTING THE SECURITY INTEREST; PROTECTING THE COLLATERAL. Each Debtor hereby authorizes Agent to file such financing statements relating to the Collateral without such Debtor's signature thereon as Agent may deem appropriate, and appoints Agent as such Debtor's attorney-in-fact (without requiring Agent) to execute any such financing statement or statements in such Debtor's name and to perform all other acts which Agent deems appropriate to perfect and continue the Security Interest and to protect, preserve, and realize upon the Collateral.

           13.2.PERFORMANCE OF DEBTOR'S DUTIES. Upon any Debtor's failure to perform any of its duties under the Transaction Documents, including, without limitation, the duty to obtain insurance as specified in Section 9.11, Agent may, but shall not be obligated to, perform any or all such duties.

           13.3.NOTICE OF SALE. Without in any way requiring notice to be given in the following manner, each Debtor agrees that any notice by Agent of sale, disposition, or other intended action hereunder, or in connection herewith, whether required by the Uniform Commercial Code as in effect in the State or otherwise, shall constitute reasonable notice to such Debtor if such notice is mailed by regular or certified mail, postage prepaid, at least five (5) days prior to such action, to such Debtor's address or addresses specified above or to any other address which such Debtor has specified in writing to Agent as the address to which notices hereunder shall be given to such Debtor.

           13.4.WAIVER BY AGENT. No course of dealing between any Debtor and Agent and/or any Lender and no delay or omission by Agent or any Lender in exercising any right or remedy under the Transaction Documents or with respect to any Indebtedness shall operate as a waiver thereof or of any other right or remedy, and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy. All rights and remedies of Agent and the Lenders are cumulative.

           13.5.WAIVER BY DEBTOR. Agent shall have no obligation to take, and each Debtor shall have the sole responsibility for taking, any and all steps to preserve rights against any and all Account Debtors and against any and all prior parties to any note, Chattel Paper, draft, trade acceptance, or other instrument for the payment of money covered by the Security Interest whether or not in Agent's possession. Agent shall not be responsible to any Debtor for loss or damage resulting from Agent's failure to enforce any Receivables or to collect any moneys due, or to become due, thereunder or other Proceeds constituting Collateral hereunder. Each Debtor waives protest of any note, check, draft, trade acceptance, or other instrument for the payment of money constituting Collateral at any time held by Agent on which such Debtor is in any way liable and waives notice of any other action taken by Agent, including, without limitation, notice of Agent's intent to accelerate the Indebtedness or any part thereof.

           13.6.SETOFF. Without limiting any other right of Agent or any Lender, whenever Agent has the right to declare any Indebtedness to be immediately due and payable (whether or not it has so declared), each Lender, at its sole election, may setoff against the Indebtedness any and all monies then or thereafter owed to any Debtor by such Lender in any capacity, whether or not the Indebtedness or the obligation to pay such monies owed by such Lender is then due, and such Lender shall be deemed to have exercised such right of setoff immediately at the time of such election even though any charge therefor is made or entered on such Lender's records subsequent thereto.

           13.7.ASSIGNMENT. The rights and benefits of Agent and each Lender hereunder shall, if Agent or such Lender so agrees, inure to any party acquiring any interest in the Indebtedness or any part thereof. The right of Agent or a Lender to sell or assign its rights and benefits hereunder is subject to the terms of the Agency Agreement.

           13.8.SUCCESSORS AND ASSIGNS. Agent, Lender and Debtor, as used herein, shall include the successors or assigns of those parties, except that Debtor shall not have the right to assign its rights hereunder or any interest herein.

           13.9.MODIFICATION. No modification, rescission, waiver, release, or amendment of any provision of this Agreement shall be made, except as may be provided in Item 35 of the Schedule or by a written agreement signed by Debtors and a duly authorized officer of Agent.

           13.10. COUNTERPARTS. This Agreement may be executed in any number of counterparts, and by Agent, each Lender and each Debtor on separate counterparts, each of which, when so executed and delivered, shall be an original, but all of which shall together constitute one and the same Agreement.

           13.11. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Any financial calculation to be made, all financial statements and other financial information to be provided, and all books and records to be kept in connection with the provisions of this Agreement, shall be in accordance with generally accepted accounting principles consistently applied during each interval and from interval to interval; provided, however, that in the event changes in generally accepted accounting principles shall be mandated by the Financial Accounting Standards Board or any similar accounting body of comparable standing, or should be recommended by a Debtor's certified public accountants, to the extent such changes would affect any financial calculations to be made in connection herewith, such changes shall be implemented in making such calculations only from and after such date as such Debtor and Agent shall have amended this Agreement to the extent necessary to reflect such changes in the financial and other covenants to which such calculations relate.

           13.12.    INDEMNIFICATION.

                (a) If after receipt of any payment of all, or any part of, the Indebtedness, Agent or any Lender is, for any reason, compelled to surrender such payment to any person or entity because such payment is determined to be void or voidable as a preference, an impermissible setoff, or a diversion of trust funds, or for any other reason, the Transaction Documents shall continue in full force and each Debtor shall be liable, and shall indemnify and hold Agent and each Lender harmless for, the amount of such payment surrendered. The provisions of this Section shall be and remain effective notwithstanding any contrary action which may have been taken by Agent or any Lender in reliance upon such payment, and any such contrary action so taken shall be without prejudice to Agent's and Lenders' rights under the Transaction Documents and shall be deemed to have been conditioned upon such payment having become final and irrevocable. The provisions of this Section 13.12(a) shall survive the termination of this Agreement and the Transaction Documents.

                (b) Each Debtor agrees to indemnify, defend, and hold harmless Agent and each Lender from, and against, any and all liabilities, claims, damages, penalties, expenditures, losses, or charges, including, but not limited to, all costs of investigation, monitoring, legal representations, remedial response, removal, restoration, or permit acquisition, which may now, or in the future, be undertaken, suffered, paid, awarded, assessed, or otherwise incurred by Agent or any Lender or any other person or entity as a result of the presence of, Release of, or threatened Release of Hazardous Substances on, in, under, or near the property owned, leased, or operated by any Debtor or any Consolidated Subsidiary. The liability of a Debtor under the covenants of this Section 13.12(b) is not limited by any exculpatory provisions in this Agreement or any other documents securing the Indebtedness and shall survive repayment of the Indebtedness or any transfer or termination of this Agreement regardless of the means of such transfer or termination. Each Debtor agrees that Agent and each Lender shall not be liable in any way for the completeness or accuracy of any Environmental Report or the information contained therein. Each Debtor further agrees that the Agent and Lenders have no duty to warn such Debtor or any other person or entity about any actual or potential environmental contamination or other problem that may have become apparent, or will become apparent, to Agent or any Lender.

                (c) Each Debtor agrees to pay, indemnify, and hold Agent and each Lender harmless from, and against, any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever (including, without limitation, counsel and special counsel fees and disbursements in connection with any litigation, investigation, hearing, or other proceeding) with respect, or in any way related, to the existence, execution, delivery, enforcement, performance, and administration of this Agreement and any other Transaction Document (all of the foregoing, collectively, the "Indemnified Liabilities"). The agreements in this Section 13.12(c) shall survive repayment of the Indebtedness.

           13.13.  TERMINATION; PREPAYMENT PREMIUM.

                (a) Termination. This Agreement is, and is intended to be, a continuing Agreement and shall remain in full force and effect for an initial term equal to the term set forth in Item 32 of the Schedule and for any renewal term also specified in Item 32 of the Schedule; provided, however, that any party may terminate this Agreement as of the end of the initial term or any subsequent renewal term by giving the other party notice to terminate in writing at least sixty (60) days prior to the end of any such period whereupon at the end of such period all Indebtedness shall be due and payable in full without presentation, demand, or further notice of any kind, whether or not all or any part of such Indebtedness is otherwise due and payable pursuant to the agreement or instrument evidencing same. Agent may terminate this Agreement immediately and without notice upon the occurrence of an Event of Default. Notwithstanding the foregoing or anything in this Agreement or elsewhere to the contrary, the Security Interest, Agent's and Lenders' rights and remedies under the Transaction Documents and Debtors' obligations and liabilities under the Transaction Documents, shall survive any termination of this Agreement and shall remain in full force and effect until all of the Indebtedness outstanding, or contracted or committed for (whether or not outstanding), before such termination, and any extensions or renewals thereof (whether made before or after receipt of such notice), together with interest accruing thereon after such termination, shall be finally and irrevocably paid in full. No Collateral shall be released or financing statement terminated until:
           (i) such final and irrevocable payment in full of the Indebtedness as described in the preceding sentence; and (ii) Debtors, Agent and the Lenders execute a mutual general release, subject to Section 13.12 of this Agreement, in form and substance satisfactory to the Agent, Lenders and Debtors and their counsel.

                (b) Prepayment Premium - Advances. If Debtors pay in full all, or substantially all, of the principal balance of Advances prior to the end of the initial term or any renewal term of this Agreement as set forth in Item 32 of the Schedule, other than temporarily from funds internally generated in the ordinary course of Debtors' business, at the time of any such payment Debtors shall also pay to Agent for the account of the Lenders the prepayment premium set forth in Item 34 of the Schedule. Any tender of payment in full of such principal balance following an acceleration by Agent of the Indebtedness, pursuant to Section 11.2 shall be, for purposes of this
           Section 13.13(b), deemed to be considered a prepayment requiring Debtors to pay the prepayment premium set forth in Item 34 of the Schedule.

                (c) Prepayment Premium - Term Loan. If Debtors prepay any portion of the Term Loan, Debtors shall also pay to Agent for the account of the Lenders the prepayment premium set forth in Item 34 of the Schedule. Any such prepayment shall be applied to installments of the Term Note in inverse order of maturity. Any tender of payment in full of such principal balance following an acceleration by Agent of the Indebtedness, pursuant to Section 11.2 shall be, for purposes of this Section 13.13(c), deemed to be considered a prepayment requiring Debtors to pay the prepayment premium set forth above. No prepayment premium will be required in connection with a Mandatory Prepayment as set forth in Item 21 of the Schedule unless such prepayment involves the sale of one or more assets (including sales previously made since the date hereof) which individually or in the aggregate exceed $1,000,000, and then the prepayment premium set forth in Item 34 of the Schedule shall be applied to the amount of such sale or sales in excess of $1,000,000.

           13.14. FURTHER ASSURANCES. From time to time, each Debtor shall take such action and execute and deliver to Agent such additional documents, instruments, certificates, and agreements as Agent may reasonably request to effectuate the purposes of the Transaction Documents.

           13.15. HEADINGS. Article and Section headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

           13.16. CUMULATIVE SECURITY INTEREST, ETC. The execution and delivery of this Agreement shall in no manner impair or affect any other security (by endorsement or otherwise) for payment or performance of the Indebtedness, and no security taken hereafter as security for payment or performance of the Indebtedness shall impair in any manner or affect this Agreement, or the security interest granted hereby, all such present and future additional security to be considered as cumulative security.

           13.17. AGENT AND LENDERS' DUTIES. Without limiting any other provision of this Agreement: (a) the powers conferred on Agent or any Lender hereunder are solely to protect its interests and shall not impose any duty to exercise any such powers; and (b) except as may be required by applicable law, Agent and each Lender shall not have any duty as to any Collateral or as to the taking of any necessary steps to preserve rights against any parties or any other rights pertaining to any Collateral.

           13.18. NOTICES GENERALLY. All notices and other communications hereunder shall be made by telegram, telex, electronic transmitter, overnight air courier, or certified or registered mail, return receipt requested, and shall be deemed to be received by the party to whom sent one Business Day after sending, if sent by telegram, telex, electronic transmitter, or overnight air courier, and three Business Days after mailing, if sent by certified or registered mail. All such notices and other communications to a party hereto shall be addressed to such party at the address set forth on the cover page hereof or to such other address as such party may designate for itself in a notice to the other party given in accordance with this Section 13.18.

           13.19. SEVERABILITY. The provisions of this Agreement are independent of, and separable from, each other, and no such provision shall be affected or rendered invalid or unenforceable by virtue of the fact that for any reason any other such provision may be invalid or unenforceable in whole or in part. If any provision of this Agreement is prohibited or unenforceable in any jurisdiction, such provision shall be ineffective in such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision to the extent it is not prohibited or unenforceable nor render prohibited or unenforceable such provision in any other jurisdiction.

           13.20. INCONSISTENT PROVISIONS; AGENCY AGREEMENT. The terms of this Agreement and the other Transaction Documents shall be cumulative except to the extent that they are specifically inconsistent with each other, in which case the terms of this Agreement shall prevail. As between the Agent and the Lenders, this Agreement is subject to the terms of the Agency Agreement.

           13.21. ENTIRE AGREEMENT/AGENCY AGREEMENT. This Agreement, the Agency Agreement and the other Transaction Documents constitute the entire agreement and understanding between the parties hereto with respect to the transactions contemplated hereby and supersede all prior negotiations, understandings, and agreements between such parties with respect to such transactions, including, without limitation, those expressed in any commitment letter delivered by Agent or HSBC Bank to Debtors. Each Debtor acknowledges that it has been advised that the Agency Agreement exists and provides for the administration of the Revolving Credit, Term Loan, this Agreement and the Transaction Documents by the Agent, and contains, among other things, restrictions and limitations on the authority of the Agent to act without the consent of some or all of the Lenders in certain instances. Each Debtor hereby consents to the existence of the Agency Agreement; acknowledges it has no rights thereunder; and agrees to cooperate with the Agent and the Lenders in revising any of the Transaction Documents which need revision in case additional lenders are added as "Lenders" in the future.

           13.22. APPLICABLE LAW. THIS AGREEMENT, AND THE TRANSACTIONS EVIDENCED HEREBY, SHALL BE GOVERNED BY, AND CONSTRUED UNDER, THE INTERNAL LAWS OF THE STATE, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW, AS THE SAME MAY FROM TIME TO TIME BE IN EFFECT, INCLUDING, WITHOUT LIMITATION, THE UNIFORM COMMERCIAL CODE AS IN EFFECT IN THE STATE.

           13.23. CONSENT TO JURISDICTION. DEBTORS, AGENT AND THE LENDERS AGREE THAT ANY ACTION OR PROCEEDING TO ENFORCE, OR ARISING OUT OF, THE TRANSACTION DOCUMENTS MAY BE COMMENCED IN ANY COURT OF THE STATE IN ANY COUNTY, OR IN THE DISTRICT COURT OF THE UNITED STATES FOR THE WESTERN DISTRICT OF NEW YORK, AND EACH DEBTOR WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING IN ANY SUCH COURT SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO SUCH DEBTOR, OR AS OTHERWISE PROVIDED BY THE LAWS OF THE STATE OR THE UNITED STATES.

           13.24. JURY TRIAL WAIVER. DEBTORS, AGENT AND THE LENDERS HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHT TO TRIAL BY JURY DEBTORS OR AGENT AND THE LENDERS MAY HAVE IN ANY ACTION OR PROCEEDING, IN LAW OR IN EQUITY, IN CONNECTION WITH THE TRANSACTION DOCUMENTS OR THE TRANSACTIONS RELATED THERETO. EACH DEBTOR REPRESENTS AND WARRANTS THAT NO REPRESENTATIVE OR AGENT OF AGENT OR ANY AGENT OF ANY LENDER HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT AGENT OR ANY LENDER WILL NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THIS RIGHT TO JURY TRIAL WAIVER. EACH DEBTOR ACKNOWLEDGES THAT AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE PROVISIONS OF THIS
      SECTION 13.24.

Accepted at Buffalo, New York by:

HSBC BANK USA, as Agent                   IEC ELECTRONICS CORP.

By /s/Douglas D. Smith                    By /s/Richard L. Weiss
   ----------------------                    ----------------------
  Douglas D. Smith, Vice President (6964) Name:Richard L. Weiss
                                          Title:Vice President and Chief
                                                Financial Officer

HSBC BANK USA, as a Lender                IEC ELECTRONICS-EDINBURG, TEXAS INC.

By /s/Douglas D. Smith                    By /s/Richard L. Weiss
   ----------------------                    ----------------------
  Douglas D. Smith, Vice President (6964) Name:Richard L. Weiss
                                          Title:Vice President and Chief
                                                Financial Officer


GENERAL ELECTRIC CAPITAL
CORPORATION, as a Lender


By:/s/Peggy Erlenkotter
Name:Peggy Erlenkotter
Title:Duly authorized Signatory

BFLO Doc # 958651.13

                              EXHIBIT A

                  FINANCIAL STATEMENT CERTIFICATION
           The undersigned, the ______________________ of IEC Electronics Corp. and the _________________ of IEC Electronics-Edinburg, Texas Inc. (collectively, the "Debtor") hereby certified to HSBC Bank USA, as Agent, that attached hereto is a true, correct and complete copy of the Debtor's financial statements as of the month ending _____________, 19__ which financial statements fairly present Debtor's [and each consolidated subsidiary's] financial position and consist of a balance sheet and related statements of income, retained earnings, and cash flow covering the period from the end of the immediately preceding fiscal year to the end of such month.

                               IEC ELECTRONICS CORP.
                               By:__________________________________
                               Name:
                               Title:


                               IEC ELECTRONICS-EDINBURG,
                                TEXAS INC.



By:
                               Name:
                               Title:


Date:  _________________, __

                              EXHIBIT B

                       COMPLIANCE CERTIFICATE


           IEC Electronics Corp. and IEC Electronics-Edinburg, Texas Inc. (collectively, "Debtor") hereby certifies to HSBC Bank USA as Agent ("Agent") and to HSBC Bank USA and General Electric Capital Corporation, as lenders ("Lenders") pursuant to the Loan and Security Agreement among Debtor, Agent and Lenders dated December 28, 1999, as may be amended from time to time ("Loan Agreement") that:

A.    General

           1. Capitalized terms not defined herein shall have the meanings set forth in the Loan Agreement.

           2. The Debtor has complied with all the terms, covenants and conditions to be performed or observed by it contained in the Loan Agreement and the Transaction Documents to which Debtor is a party.

           3. Neither on the date hereof nor, if applicable, after giving effect to the Advance made on the date hereof, does there exist an Event of Default or an event which would with notice or the lapse of time, or both, constitute an Event of Default.

           4. The representations and warranties contained in the Loan Agreement, in any Transaction Document to which Debtor is a party and in any certificate, document or financial or other statement furnished at any time thereunder are true, correct and complete in all material respects with the same effect as though such representations and warranties had been made on the date hereof, except to the extent that any such representation and warranty relates solely to an earlier date (in which case such representation and warranty shall be true, correct and complete on and as of such earlier date).

B.    Financial Covenants:

           1. As of the date hereof or, for such period as may be designated below, the computations, ratios and calculations as set forth below in accordance with Item 30 of the Schedule, are true and correct:

           (a)  Minimum Tangible Net Worth
                as of ________, ____:

                  (i)Stockholders'
                     equity                    =    $_______

                 (ii)Subordinated debt         =    $_______

                (iii)(i) plus (ii)             =    $_______

                (iv) Intangible

                     Assets                    =    $_______

                (v)  (iii) less (iv)                          $_________

                     REQUIRED BY ITEM 30(b)    $_______

           (b)  Debt-to-Worth Ratio
                as of ________, ____:

                 (i) Total Liabilities         =    $________

                (ii) Subordinated Debt         =    $________

                (iii)(i) less (ii)             =    $________

                (iv) Tangible Net Worth

                     from (c)(v) above         =    $________

                 (v) Ratio of (iii) to (iv)         =              ___ to ___

                     REQUIRED BY ITEM 30(c)    $________

           (c)  Net Income After Taxes

                as of _________, ____          =              $_______

                REQUIRED BY ITEM 30(d)         $________

           (d)  Minimum Cash Flow Coverage Ratio

                as of ________, ____           =              $_______

                REQUIRED BY ITEM 30(e)         $________

           (e)  Capital Expenditures

                as of ________, ____           =              $_______

                REQUIRED BY ITEM 27            $________

           (f)  Annual Lease Rentals

                as of ________, ____           =              $_______

                REQUIRED BY ITEM 26            $________

           IN WITNESS WHEREOF, the undersigned, a duly authorized officer of Debtor, has executed and delivered this certificate in the name and on behalf of the Debtor on ___________, 19__.

                               IEC ELECTRONICS CORP.



By

                               Name:


                               Title:



                               IEC ELECTRONICS-EDINBURG,
                               TEXAS INC.



By

                               Name:


                               Title:





BFLO Doc # 958651.13

                              EXHIBIT C

                              TERM NOTE


                                                  December 28, 1999
$5,500,000.00                                     Buffalo, New York


           FOR VALUE RECEIVED, the undersigned jointly and severally promise to pay to the order of HSBC Bank USA as a lender ("HSBC Bank"), at the office of HSBC Bank USA as agent located at One HSBC Center, Buffalo, New York, or, at the Agent's option, at such other place as may be designated in writing from time to time by the Agent, in lawful money of the United States of America, the principal sum of Five Million Five Hundred Thousand and 00/100 Dollars ($5,500,000.00) or an amount equal to the unpaid advances made to the undersigned pursuant to Section 2.5 of the Agreement (as defined below) together with interest, payable in nearly equal consecutive monthly installments of principal as follows: thirty-four (34) equal consecutive monthly principal installments of $96,491.23 each commencing April 1, 2000 and payable on the first day of each month thereafter, to and including January 1, 2003 and one (1) final principal installment on January 31, 2003 in an amount equal to the unpaid principal of and interest on this Note.

           The undersigned further promises to pay interest on the principal amount hereof from time to time unpaid from the date hereof at the rates and on the dates determined in accordance with the Loan and Security Agreement, dated of even date herewith, among the undersigned, the Agent, HSBC Bank and General Electric Capital Corporation ("GE Capital") as the same may from time to time be amended, supplemented or otherwise modified ("Agreement"). Interest shall be computed in accordance with the Agreement. Capitalized terms used herein and not otherwise defined are used with their defined meanings from the Agreement.

           Upon failure to make any payment of interest or principal on this Note within ten (10) days of the due date thereof, the undersigned promises to pay, upon demand by Agent, a late charge equal to five percent (5%) of the amount of any such overdue amount of principal or interest. The assessment and/or collection of late charges shall in no way impair the right of Agent or Lenders to pursue any other remedies hereunder.

           The Agent may inscribe on the schedule on the reverse side hereof and any continuation schedules thereof ("Schedule"), the advances made under this Note, the amounts of this Note from time to time subject to the Prime Rate Option and the Libor Rate Option, the applicable rate of interest and the applicable Interest Period, if any, any prepayments or payments thereof, and the outstanding principal balance hereof. Each entry set forth on the Schedule shall be prima facie evidence of the facts so set forth. No failure by Agent to make, and no error by the Agent in making, any inscription on the Schedule shall affect the undersigned's obligation to repay the outstanding principal amount of the Note, or interest thereon at the agreed upon rate of interest.

           This Note is being executed in connection with the Agreement, to which reference is made hereby with respect to, among other things, rights of prepayment, prepayment premiums and fees, collateral, and acceleration of the principal hereof on the occurrence of certain events. This Note shall also become immediately due and payable if the undersigned voluntarily repays all or substantially all of the Advances under the Loan Agreement other than temporarily from internally generated funds in the ordinary course of business.

           No failure by the holder hereof to exercise, and no delay in exercising, any right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the holder of any right or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the holder as herein specified are cumulative and not exclusive of any other rights or remedies which such holder may otherwise have.

           No modification, rescission, waiver, release or amendment of any provision of this Note shall be made, except by a written agreement subscribed by duly authorized officers of the undersigned and the holder hereof.

           The undersigned hereby waives diligence, presentment, protest and demand, and also notice of protest, demand, dishonor and nonpayment of this Note.

           The undersigned agrees to pay on demand all reasonable costs and expenses incurred by the holder hereof in enforcing and collecting the indebtedness evidenced by this Note, or in realizing upon or protecting any collateral securing same, including, without limitation, if holder retains counsel for advice, suit, appeal, insolvency or other proceedings under the Federal Bankruptcy Code or otherwise, or for any of the above purposes, the reasonable attorneys' fees and expenses incurred by holder.

           This Note shall be construed under, and governed by, the internal laws of the State of New York without regard to principles of conflicts of laws.

                                    IEC ELECTRONICS CORP.

                                    By:/s/Richard L. Weiss
                                    ----------------------
                                    Name:Richard L. Weiss
                                    Title:Vice President and Chief
                                    Financial Officer

                                    IEC ELECTRONICS-EDINBURG,
                                     TEXAS INC.

                                    By: /s/Richard L. Weiss
                                    -----------------------
                                    Name:Richard L. Weiss
                                    Title:Vice President and Chief
                                    Financial Officer

                                      SCHEDULE

                          Loans, Interest Rates and Periods

================================================================================

                 AMOUNT
                 SUBJECT
                 TO                 EXPIRATION
      AMOUNT   LIBOR                DATE OF    AMOUNTS
      OF       RATE    APPLICABLE   INTEREST   PAID OR  OUTSTANDING  INSCRIPTION
DATE  ADVANCE  OPTION  RATE         PERIOD     PREPAID  BALANCE      MADE BY
               OR PRIME
               RATE
               OPTION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

================================================================================

                              EXHIBIT D

                              TERM NOTE


                                                  December 28, 1999
$4,500,000.00                                     Buffalo, New York


           FOR VALUE RECEIVED, the undersigned jointly and severally promise to pay to the order of General Electric Capital Corporation as a lender ("GE Capital"), at the office of HSBC Bank USA as agent ("Agent") located at One HSBC Center, Buffalo, New York or, at the holder's option, at such other place as may be designated in writing from time to time by the holder, in lawful money of the United States of America, the lesser of the principal sum of Four Million Five Hundred Thousand and 00/100 Dollars ($4,500,000.00) or an amount equal to the unpaid advances made to the undersigned pursuant to Section 2.5 of the Agreement (as defined below) together with interest, payable in nearly equal consecutive monthly installments of principal as follows: thirty-four (34) equal consecutive monthly principal installments of $78,947.37 each commencing April 1, 2000 and payable on the first day of each month thereafter, to and including January 1, 2003 and one (1) final principal installment on January 31, 2003 in an amount equal to the unpaid principal of and interest on this Note.

           The undersigned further promises to pay interest on the principal amount hereof from time to time unpaid from the date hereof at the rates and on the dates determined in accordance with the Loan and Security Agreement, dated of even date herewith, among the undersigned, the Agent, HSBC Bank USA and GE Capital as the same may from time to time be amended, supplemented or otherwise modified ("Agreement"). Interest shall be computed in accordance with the Agreement. Capitalized terms used herein and not otherwise defined are used with their defined meanings from the Agreement.

           Upon failure to make any payment of interest or principal on this Note within ten (10) days of the due date thereof, the undersigned promises to pay, upon demand by Agent, a late charge equal to five percent (5%) of the amount of any such overdue amount of principal or interest. The assessment and/or collection of late charges shall in no way impair the right of Agent or Lenders to pursue any other remedies hereunder.

           The Agent may inscribe on the schedule on the reverse side hereof and any continuation schedules thereof ("Schedule"), the advances made under this Note, the amounts of this Note from time to time subject to the Prime Rate Option and the Libor Rate Option, the applicable rate of interest and the applicable Interest Period, if any, any prepayments or payments thereof, and the outstanding principal balance hereof. Each entry set forth on the Schedule shall be prima facie evidence of the facts so set forth. No failure by Agent to make, and no error by the Agent in making, any inscription on the Schedule shall affect the undersigned's obligation to repay the outstanding principal amount of the Note, or interest thereon at the agreed upon rate of interest.

           This Note is being executed in connection with the Agreement, to which reference is made hereby with respect to, among other things, rights of prepayment, prepayment premiums and fees, collateral, and acceleration of the principal hereof on the occurrence of certain events. This Note shall also become immediately due and payable if the undersigned voluntarily repays all or substantially all of the Advances under the Loan Agreement other than temporarily from internally generated funds in the ordinary course of business.

           No failure by the holder hereof to exercise, and no delay in exercising, any right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the holder of any right or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the holder as herein specified are cumulative and not exclusive of any other rights or remedies which such holder may otherwise have.

           No modification, rescission, waiver, release or amendment of any provision of this Note shall be made, except by a written agreement subscribed by duly authorized officers of the undersigned and the holder hereof.

           The undersigned hereby waives diligence, presentment, protest and demand, and also notice of protest, demand, dishonor and nonpayment of this Note.

           The undersigned agrees to pay on demand all reasonable costs and expenses incurred by the holder hereof in enforcing and collecting the indebtedness evidenced by this Note, or in realizing upon or protecting any collateral securing same, including, without limitation, if holder retains counsel for advice, suit, appeal, insolvency or other proceedings under the Federal Bankruptcy Code or otherwise, or for any of the above purposes, the reasonable attorneys' fees and expenses incurred by holder.

           This Note shall be construed under, and governed by, the internal laws of the State of New York without regard to principles of conflicts of laws.

                                    IEC ELECTRONICS CORP.

                                    By: /s/Richard L. Weiss
                                    Name:Richard L. Weiss
                                    Title:Vice President and Chief
                                    Financial Officer


                                    IEC ELECTRONICS-EDINBURG, TEXAS INC.

                                    By:/s/Richard L. Weiss
                                    Name:Richard L.Weiss
                                    Title:Vice President and Chief
                                    Financial Officer

                                      SCHEDULE

                          Loans, Interest Rates and Periods

================================================================================

               AMOUNT
               SUBJECT
                 TO                  EXPIRATION
      AMOUNT   LIBOR                 DATE OF    AMOUNTS
        OF     RATE      APPLICABLE  INTEREST   PAID OR  OUTSTANDING INSCRIPTION
DATE  ADVANCE  OPTION    RATE        PERIOD     PREPAID  BALANCE     MADE BY
               OR PRIME
               RATE
               OPTION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

================================================================================

                              EXHIBIT E

                         REQUEST CERTIFICATE

           The undersigned hereby certifies to HSBC BANK USA as Agent ("Agent"), in accordance with the terms of a Loan and Security Agreement dated December 28, 1999 ("Loan Agreement") among IEC Electronics Corp. ("IEC"), IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg"), Agent, and HSBC Bank USA, individually as a lender, and General Electric Capital Corporation ("GE Capital") as a lender. Capitalized terms used herein and not otherwise defined are used with their defined meanings in the Loan Agreement.

           The undersigned requests or has requested by telephone or facsimile notice a:

           (Check One)
                [  ] Advance
                [  ] Term Loan

           to be made or continued as, or converted to, a

           (Check One)
                [  ] Prime Rate Loan
                [  ] Libor Loan

in the amount of $________________, for an Interest Period, if applicable, of

           (Check One)
                Interest Period

                     [  ] 30 days
                     [  ] 60 days
                     [  ] 90 days

The proposed Loan/Continuation Commencement Date is ____________, ____ .

The Loan is to be made to:

           [  ] IEC

           [  ] IEC-Edinburg

           WITNESS the signature of the undersigned authorized signatory on behalf of the entity to whom this Loan is to be made this ____ day of

-------------, ----.


IEC ELECTRONICS CORP.          IEC ELECTRONICS-EDINBURG,
                                TEXAS INC.

By:_____________________________    By:________________________________

Name:__________________________     Name:_____________________________

Title:___________________________   Title:_______________________________





           [Deliver Duplicate Copies to HSBC Bank USA and
                General Electric Capital Corporation]

                              SCHEDULE

         This Schedule is a part of a Loan and Security Agreement, dated December 28, 1999, among IEC Electronics Corp. ("IEC"), IEC
Electronics-Edinburg, Texas Inc. ("IEC-Edinburg"), and HSBC Bank USA as agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") as lenders ("Lenders"). (IEC and IEC-Edinburg are referred to herein individually as a "Debtor" and collectively as the "Debtors".)

1.    Borrowing Capacity (ss. 1.1(e))
           Borrowing Capacity at any time shall be the net amount determined by taking the lesser of the following amounts:

      (A) The applicable Maximum Limit of $20,000,000 prior to the First Anniversary Date, and $25,000,000 thereafter.

                    or

      (B) the amount equal to the sum of the IEC Borrowing Capacity and the IEC-Edinburg Borrowing Capacity (each as defined below)

      and subtracting from the lesser of (A) or (B) above, the sum of (a) banker's acceptances, plus (b) letters of guaranty, plus (c) Letters of Credit.

           "IEC Borrowing Capacity" at any time shall be the amount equal to the sum of:

           (i)  up to 85% of the IEC Receivables Borrowing Base; and

           (ii) the amount of the IEC Inventory Borrowing Base; provided however, for calculation purposes, in no event shall the amount of the IEC Inventory Borrowing Base plus the amount of the IEC-Edinburg Inventory Borrowing Base be greater than $4,000,000 prior to the First Anniversary Date increasing to $5,000,000 after the First Anniversary Date provided Debtors have improved their Inventory reporting capabilities so as to be able to report raw material Inventory on a segmented basis in a manner satisfactory to the Lenders.

           "IEC-Edinburg Borrowing Capacity" at any time shall be the amount equal to the sum of:

           (i)  up to 85% of the IEC-Edinburg Receivables Borrowing Base; and

           (ii) the amount of the IEC-Edinburg Inventory Borrowing Base; provided however, for calculation purposes, in no event shall the amount of the IEC-Edinburg Inventory Borrowing Base plus the amount of the IEC Inventory Borrowing Base be greater than $4,000,000 prior to the First Anniversary Date or $5,000,000 after the First Anniversary Date, provided Debtors have improved their Inventory reporting capabilities so as to be able to report raw material Inventory on a segmented basis in a manner satisfactory to the Lenders.

           The Maximum Limit is subject to reduction on the terms hereafter set forth:

           (i) Debtors shall only be permitted to elect a reduction by giving Agent 20 days prior written notice.

           (ii) Debtors may exercise the election to reduce the Maximum Limit only twice during each calendar year during the term of this Agreement.

           (iii)The amount of each elected reduction must equal $500,000 or a whole multiple thereof as selected by Debtors, and the aggregate amount of all reductions cannot exceed $5,000,000 in any one calendar year.

           (iv) The reduction of the Maximum Limit shall be effective on the first day of the month following the end of the twenty day prior notice period, provided Debtors have paid on or before such anticipated effective date a reduction fee equal to 1/8% of the amount of the reduction.

2.    Inventory Borrowing Base Percentages (ss. 1.1(bb))

             The following percentages of dollar value (calculated at the lower of actual cost or market value) are applicable to the following categories of Eligible Inventory:


           | x | HUB Finished Goods, to the extent of up to 30%;

           | x | raw materials, to the extent of up to 20%;

           |   | work in process, to the extent of up to 0%.

           As used herein "HUB Finished Goods" means finished goods inventory of Debtor manufactured under written HUB agreements in effect from time to time and satisfactory to Agent and Lenders as evidenced by Agent's written acknowledgment thereof (individually, a "Hub Agreement" and collectively, the "Hub Agreements"). As of the date of this Schedule, Agent and the Lenders have approved three existing HUB Agreements between Debtor and (i) TTC, (ii) Lucent/Ascend Communications and (iii) Compaq Computer Corporation.

3.    Cash Discount (ss.ss. 1.1(i) & 9.3)

           Maximum Cash Discount of 1/2%, 10 days net 30 except for Compaq Asia, Compaq Houston, and Compaq Scotland which are 3/4% 10 days net 45 and GE AEG Niederspannungstechnik, GE Caribe, GE Elec. Distribution & Control, and General Electric ED & C which are 1-1/2% 15 days net 60, and all other GE accounts which are 1/2% 10 days net 50.

4.    Receivables--Age (ss. 1.1(ac)(i))

           90  days after the Invoice date

      Datings:  Payment terms of up to
               60 days, ineligible 120 days
               after invoice date

5.    Receivables Disqualification Percentage (ss.1.1(ac)(v))

           30 % or more

6.    Permissible Foreign Account Debtors (ss. 1.1(ac)(vi))

           None

7.    Inventory Accounting (ss. 1.1(bb))

           | X | First-in, first-out (FIFO)

           |    | Last-in, first-out (LIFO)

           |    | Other as specified below:
8.    HSBC Payment Account (ss. 1.1(w))

           There is an HSBC Payment Account.

           Name and address of depository bank       HSBC Bank USA
                                                     One HSBC Center
                                                     Buffalo, NY  14203

           Account numbers:  IEC Electronics Corp. 713-00567-0
                        IEC Electronics-Edinburg, Texas Inc.    750-19916-4

9.    Letters of Credit (ss.2.4)

      $2,000,000

10.   State of Incorporation (ss. 4.l)


--------------------------------------------------------------------

Entity                        Jurisdiction of       Foreign
                              Incorporation         Qualifications
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics Corp.         Delaware              New York
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Arab, Alabama Inc.        Alabama               N/A
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics-Edinburg,     Texas                 N/A
Texas Inc.
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics-Ireland       Ireland               N/A
Limited
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics Foreign       Barbados              N/A
Sales Corp.
--------------------------------------------------------------------


11.   Location(s) of Inventory and Equipment (ss.ss. 4.4(c), 4.7, 4.8(a) & 10.1)

--------------------------------------------------------------------

Locations of Inventory:
--------------------------------------------------------------------
--------------------------------------------------------------------


--------------------------------------------------------------------
--------------------------------------------------------------------

Corporation:                    Address

--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics Corp.           105 Norton Street, Newark NY -
                                Owned
--------------------------------------------------------------------
--------------------------------------------------------------------
                                235 Murray Street, Newark NY -
                                Leased
--------------------------------------------------------------------
--------------------------------------------------------------------
                                204 Norton Street, Newark NY -
                                Owned
--------------------------------------------------------------------
--------------------------------------------------------------------
                                400 Norton Street, Newark NY -
                                Owned
--------------------------------------------------------------------
--------------------------------------------------------------------
                                513 West Union Street, Newark NY -
                                Leased
--------------------------------------------------------------------
--------------------------------------------------------------------

IEC Electronics-Edinburg,       1920 Southeast Industrial Park
Texas Inc.                      Drive, Edinburg, Texas

--------------------------------------------------------------------
--------------------------------------------------------------------
                                IEC Mexico-Av. Ind. Rio San Juan
                                Manzana 7 Lote 6

--------------------------------------------------------------------
--------------------------------------------------------------------
                                Parque Industrial del Norte

--------------------------------------------------------------------
--------------------------------------------------------------------
                                   Cd. Reynosa, Tamaulipas, Mexico
                                   V.P. 88350

--------------------------------------------------------------------
--------------------------------------------------------------------


Warehoused Inventory Under Compaq Hub Agreements:
--------------------------------------------------------------------
--------------------------------------------------------------------

Customer                        Address

--------------------------------------------------------------------
--------------------------------------------------------------------

Compaq Houston                  CTI HMC 7401 Security Way Houston,
                                Texas
--------------------------------------------------------------------
--------------------------------------------------------------------
Compaq Scotland                 Express Cargo Forwarding LTD
--------------------------------------------------------------------
--------------------------------------------------------------------
                                West Avenue Phoenix Industrial
                                Estate

--------------------------------------------------------------------
--------------------------------------------------------------------
                                Linwood PA3 18F

--------------------------------------------------------------------
--------------------------------------------------------------------

Compaq Singapore                MSAS Global Logisticson behalf of
                                Calidad
                                Sembawang Free Trade Zone
                                Deptford Road Unit ST 5 Singapore

                                DC 759657 ST5

--------------------------------------------------------------------

      Equipment Locations:
--------------------------------------------------------------------

Corporation                        Address

--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics Corp.              105 Norton Street, Newark NY
--------------------------------------------------------------------
--------------------------------------------------------------------
                                   235 Murray Street, Newark NY
--------------------------------------------------------------------
--------------------------------------------------------------------
                                   204 Norton Street, Newark NY
--------------------------------------------------------------------
--------------------------------------------------------------------
                                   400 Newark Street, Newark NY
--------------------------------------------------------------------
--------------------------------------------------------------------
                                   513 West Union Street, Newark NY
--------------------------------------------------------------------
--------------------------------------------------------------------


IEC Arab, Alabama Inc.             350 11th St. SW, Arab, Alabama
--------------------------------------------------------------------
--------------------------------------------------------------------
IEC Electronics-Edinburg, Texas,   1920 Southeast Industrial Park
Inc.                               Drive, Edinburg, Texas

                                   IEC Mexico-Av. Ind. Rio San
                                   Juan Manzana 7 Lote 6
                                   Parque Industrial del Norte
                                   Cd. Reynosa, Tamaulipas,
                                   Mexico C.P.  88350
--------------------------------------------------------------------
--------------------------------------------------------------------

IEC Electronics-Ireland Limited    IDA Industrial Estate
                                   Ballinalec Road Longford Ireland

--------------------------------------------------------------------
--------------------------------------------------------------------


--------------------------------------------------------------------
12.   Permitted Encumbrances (ss.ss. 4.5(a), 4.5(c) & 10.3)
           None

13.   Business Records Location (ss.ss. 4.8(a), 4.8(c) & 10.1)
           IEC Electronics Corp.          IEC Electronics-Edinburg, Texas Inc.
           105 Norton Street              1920 Southeast Industrial Park Drive
           Newark, NY  14513              Edinburg, TX  78539

14.   Trademarks and Patents (ss. 4.17)

      Debtor: IEC holds patents unrelated to contract manufacturing and also employs various registered trademarks. IEC does not believe that either patent or trademark protection is material to the operation of its business.

15.   Labor Contracts (ss. 4.21)

      Debtor:  None

      Consolidated Subsidiaries:  None

16.   Authorized Shares (ss. 4.23)

      IEC:

      No. of authorized common shares - 50,000,000

      Par Value of common shares:  $.01 per share

      No. of issued and outstanding shares:  7,583,965

      No. of authorized preferred shares:  500,000

      Par Value of preferred shares:  $.01 per share

      No. of issued and outstanding preferred shares:  none

      IEC-Edinburg:

      No. of authorized common shares - 1,000,000

      Par Value of common shares:  $1.00

      No. of issued and outstanding shares:  415,715



                                               Check If            Frequency
17.   Required Documents (ss.ss. 5.1, 8.2(b))  Required            Due


      Receivables Schedules                    | X |               Daily

      Receivables Aging                        | X |
                                                                    Monthly -
                                                                    within 15
                                                                    days after
                                                                    month end

      Inventory Reports

      a.   Value Report                        | X |                Monthly -
                                                                    within 15
                                                                    days after
                                                                    month end

      b.   Periodic Summary Report             | X |                Monthly -
                                                                    within 15
                                                                    days after
                                                                    month end


      c.   Dispute Report                      | X |          Immediately

      Credits and Extensions Reports           | X |          Daily

      Cash Receipts Journal and                | X |          Daily
      Schedule of Payments on
      Receivables

      Copies of shipping documents             | X |          As requested
      relating to the Receivables


      List of names and addresses              | X |          Quarterly -
      of Account Debtors                                      within 25
                                                              days after
                                                              quarter end

      Payables aging report, showing           | X |          Monthly -
      the amounts due and owing on all
      within 15 of such Debtor's payables
      according days after to such Debtor's
      records as of the month end.
      close of such periods as shall
      be specified by Agent

      Reconciliation report                    | X |          Monthly
      reconciling monthly financial                           within
      statements with Receivable Aging,                       25 days
      Inventory Report and Payable                            after end
      Aging                                                   of month

      Loan Request, Remittance and             | X |          On the Date
      Collateral Report (L408SF)                              of each Advance
                                                              Request

      Other as indicated below:

      Calculation of Ineligible                | X |          Monthly -
      Inventory and Receivables                               within 15
                                                              days after
                                                              month end.

18.   Interest Rate (ss. 7.2)

           (a) Definitions. Unless otherwise defined in this Item 18, all capitalized terms shall have the definitions set forth elsewhere in this Agreement. For the purposes of this Item 18 only, the term "Debtor" shall mean (i) IEC and IEC-Edinburg, collectively, when used in connection with any request, selection, option, obligation or notice for a Loan which is the Term Loan or a portion thereof, (ii) IEC, individually, when used in connection with any request, selection, option, obligation or notice for a Loan which is an Advance or a portion thereof for IEC, and (iii) IEC-Edinburg, individually, when used in connection with any request, selection, option, obligation or notice for a Loan which is an Advance or a portion thereof for IEC-Edinburg. For the purposes of this Item 18, the following terms as used in this Item 18 shall have the following meanings:

                "Business Day" means any day (i) excluding Saturday, Sunday and any day on which banks in Buffalo, New York are required or authorized by law or other governmental action to close, and (ii) which is also a day for trading by and between banks in U.S. Dollar deposits in the London Interbank Eurodollar Market.

                "Commencement Date" means the date on which a Prime Rate Loan converts to a Libor Loan, the date a Libor Loan is first made, or the date a Libor Loan is continued as a new Libor Loan.

                "Interest Period" means with respect to Advances, and with respect to the Term Loan a thirty (30) day, sixty (60) day, or ninety
           (90) day period, in each case selected by Debtor in accordance with the provisions hereof during which the Libor Rate is in effect, provided that the foregoing provision relating to Interest Periods is subject to the following:

                     (a) if any Interest Period would otherwise end on a day
                that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding Business Day;

                     (b) any Interest Period that would otherwise extend beyond the maturity date of the Term Loan or of the Initial Term of the Revolving Credit, as applicable, shall end two (2) Business Days prior to such date;

                     (c) any Interest Period pertaining to a Libor Loan that
                begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

                     (d) Debtor shall select Interest Periods so as not to
                require a payment or prepayment of any Libor Loan during an Interest Period for such Loan.

                "Libor Interest Determination Date" means a Business Day that is two Business Days prior to the commencement of each Interest Period during which a Libor Rate will be applicable.

                "Libor Loan" means any Loan on which interest is calculated based on a Libor Rate.

                "Libor Rate" means the rate of interest per annum determined by Agent applicable to any selected Interest Period based on the average rate per annum which the offices of various leading banks located in London, England offer for deposits in U.S. Dollars in the London Interbank Eurodollar Market at approximately 11:00 a.m. (London time) on a Libor Interest Determination Date in an amount approximately equal to the amount of the applicable Libor Loan, reserve adjusted.

                "Pricing Grid" means the grid set forth in this Item 18 for determining the interest rate in effect from time to time.

                "Prime Rate Loan" means any Loan on which interest is calculated based on the Prime Rate.

                "Request Certificate" means a certificate in the form annexed hereto as Exhibit E.

           (b) Interest Rate Options. Unless Debtor exercises the option set forth below with respect to the availability of the Libor Rate, the outstanding Advances and the Term Loan shall bear interest at a rate per annum based on the Prime Rate as determined from the Pricing Grid. If Debtor exercises the option to choose the Libor Rate, Advances and portions of the Term Loan with respect to which the option has been so exercised shall bear interest at a rate of interest equal to the Libor Rate applicable thereto as determined from the Pricing Grid.

           (c) Option Procedure. Debtor shall have the option (i) that any Loan to be made shall be a Libor Loan ("Libor Rate Option") or a Prime Rate Loan ("Prime Rate Option"); (ii) to convert all or any portion of the outstanding Loans from a Prime Rate Loan to a Libor Loan or from a Libor Loan to a Prime Rate Loan, provided, however, Libor Loans may only be converted to Prime Rate Loans on the expiration date of the Interest Period; or (iii) upon the expiration of any Interest Period to continue all or any portion of the outstanding principal balance of a Libor Loan as a Libor Loan, the succeeding Interest Period of which shall commence on the expiration date of the Interest Period of the Libor Loan to be continued. Notwithstanding the foregoing, if an Event of Default shall then exist, Debtor may not elect that any Loan to be made shall be a Libor Loan, to convert a Prime Rate Loan to a Libor Loan or to continue a Libor Loan as a new Libor Loan, but all Loans shall then be required to be made as, or converted to, Prime Rate Loans (which shall bear interest as determined from the Pricing Grid).

           Debtor shall exercise such option by giving irrevocable notice of such election to Agent by delivering to Agent a completed and duly executed Request Certificate (with a copy to each Lender who is not the Agent) not later than 10:00 a.m. (EST) at least three (3) Business Days prior to the requested Commencement Date, and, in the case of the continuation of a Libor Loan, such continuation shall take place on the last day of the applicable Interest Period with respect to the Libor Loan being so continued; provided, however, at any one time, Debtor shall not have more than three (3) Interest Periods (i.e., periods beginning or ending on different dates) applicable to the portion of the Advances bearing interest based on a Libor Rate and three (3) Interest Periods applicable to the Term Loan. Each such request for, to convert to, or continue a Libor Loan shall include the requested Commencement Date (which shall be a Business Day), the amount requested, or to be converted or continued, and the Interest Period.

           Agent shall not incur any liability to Debtor in acting upon any telephonic notice which Agent believes in good faith to have been given by a duly authorized officer of Debtor or other person authorized to act on behalf of Debtor or for otherwise acting under this Item 18.

           Except as provided for in Subsection (d) below, notice by Debtor of its election pursuant to this Subsection (c) shall be irrevocable after the applicable Libor Interest Determination Date, and Debtor shall be bound to borrow, continue or convert in accordance therewith.

           All outstanding Loans with respect to which no notice has been given regarding the applicable interest rate shall be Prime Rate Loans.

           (d) (i) Increased Costs. In the event that on any Libor Interest Determination Date, Agent shall have determined (which determination shall be final, conclusive and binding) that:

                     (1) by reason of conditions in the London Interbank Eurodollar Market or of conditions affecting the position of Agent or any Lender in such market occurring after the date hereof, adequate and fair means do not exist for establishing the Libor Rate, or

                     (2) by reason of (x) any applicable law or governmental rule, regulation, guideline or order (or any written interpretation thereof and including any new law or governmental rule, regulation, guideline or order but excluding any of the foregoing relating to taxes referred to in Subsection (e) below) or (y) other circumstances affecting Agent or any Lender or the London Interbank Eurodollar Market or the position of Agent or any Lender in such market (such as, but not limited to, official reserve requirements), the Libor Rate does not represent the effective pricing to Agent or any Lender for U.S. dollar deposits of comparable amounts for the relevant period due to increased costs; then, and in any event as soon as possible after being notified of a new Interest Period, give a notice by telephone, confirmed in writing to the Debtor of such determination.

                Thereafter, Debtor shall pay to Agent for the account of Lenders, upon written request therefor, such additional amounts as Agent or the applicable Lender in its sole discretion, shall reasonably determine to be required to compensate Lenders for such increased costs. A certificate as to such additional amounts submitted to Debtor by Agent or the applicable Lender shall, absent manifest error, be final, conclusive and binding upon all parties hereto.

                In lieu of paying Agent such additional amounts as required by this Subsection (d), Debtor may exercise the following options:

                     (1) If such determination by Agent relates only to the
                making or continuation of, or conversion to, a Libor Loan then being requested by the Debtor pursuant to the terms hereof, Debtor may, on such Libor Interest Determination Date by giving notice by telephone to Agent, withdraw such request; or

                     (2) Debtor may, by giving notice by telephone to Agent
                require Agent to convert the Libor Loan then being requested (or into which a Prime Rate Loan was to be converted) to a Prime Rate Loan or to convert such Debtor's outstanding Libor Loan that is so affected into a Prime Rate Loan at the end of the then current Interest Period.

                (ii) Required Termination and Repayment of Libor Loans. In the event Agent or the applicable Lender shall have reasonably determined, at any time (which determination shall be final, conclusive and binding), that the making or continuation of any or all of the Libor Loans:

                     (1) has become unlawful by compliance by Agent or any
                Lender in good faith and with any applicable law, governmental rule, regulation, guideline or order, or

                     (2) would cause Agent or any Lender severe hardship as a
                result of a contingency occurring after the date of this Agreement which materially and adversely affects the London Interbank Eurodollar Market (such as, but not limited to, disruptions resulting from political or economic events); then, and in either such event, Agent shall on such date (and in any event as soon as possible after making such determination) give telephonic notice to Debtor, confirmed in writing, of such determination, identifying which of the Libor Loans are so affected.

                Debtor shall, upon the termination of the then current Interest Period applicable to each Libor Loan so affected or, if earlier, when required by law, repay each such affected Libor Loan, together with all interest accrued thereon.

                In lieu of the repayment to Agent required by this Subsection
                (d), Debtor may exercise the following options:

                     (1) If the determination by Agent relates only to the
                making or continuation of, or conversion to, a Libor Loan then being requested by Debtor pursuant to the terms hereof, Debtor may, on such date by giving notice by telephone to Agent, withdraw such request; or

                     (2) Debtor may, by giving notice by telephone to Agent,
                require Agent to convert the Libor Loan then being requested (or into which a Prime Rate Loan was to be converted) to a Prime Rate Loan, or to convert its outstanding Libor Loan or Libor Loans that are so affected into a Prime Rate Loan at the end of the then current Interest Period applicable to each such Libor Loan (or at such earlier time as repayment is otherwise required to be made pursuant to this subsection (d)). Such notice shall pertain only to the Libor Loan or Libor Loans outstanding or to be outstanding during each such affected Interest Period.

           (e) Taxes. If any taxes or duties of any kind shall be payable, or ruled to be payable, by or to any taxing authority of or in the United States, or any other foreign country, or any political subdivision of any thereof, in respect of any of the transactions contemplated by this Agreement (including, but not limited to, execution, delivery, performance, enforcement, or payment of principal of or interest on this Agreement, the Advances, the Term Loan, any letter of credit, or the making of a Libor Loan), by reason of any now existing or hereafter enacted statute, rule, regulation or other determination (excluding any taxes imposed on or measured by the net income of Agent or any Lender), Debtor will:

                (i) Pay on written request therefor all such taxes or duties, including interest and penalty, if any,

                (ii) Promptly furnish Agent with evidence of any such payment,
                     and

                (iii)Indemnify and hold Agent and Lenders harmless and
                     indemnified against any liability or liabilities with respect to or in connection with any such taxes or the payment thereof or resulting from any delay or omission to pay such taxes.

           (f) Liquidation Fee. Debtor shall have the right to repay at any time, all or any portion of a Prime Rate Loan. Any repayment of a Libor Loan before the end of the Interest Period applicable thereto (whether because of acceleration by Agent, voluntary repayment by Debtor or for any other reason) shall be accompanied by a payment of a liquidation fee determined by Agent and the Lenders at the time of such repayment sufficient to compensate Agent and Lenders for all of the costs, expenses and penalties (including, without limitation, lost profits) incurred or suffered by Agent or any Lender by reason of such repayment. Agent's and each Lender's calculation of any liquidation fee shall be conclusive absent manifest error. All repayments shall be applied first to any outstanding Prime Rate Loans, unless the Debtor directs otherwise.

           (g) Pricing Grid - Advances and Term Loan. The applicable initial rates of interest to be charged for each Prime Rate Loan and Libor Loan made hereunder as an Advance or under the Term Note shall be initially established as of the date of this Agreement and are listed below on the Pricing Grid as "Initial Pricing."

                The Initial Pricing and all subsequent pricing shall be subject to adjustment on the thirtieth day after the end of each of the Debtor's fiscal quarters ("Pricing Date") during the term hereof based on a change in the Debtor's Debt-to-Worth Ratio as defined in Item 30 hereof ("Pricing Event"). Such Debt-to-Worth Ratio shall be calculated as of the end of the applicable fiscal quarter of Debtor ("Calculation Date"). Any such pricing change shall be effective as of the first day of the quarter next following the Calculation Date and shall apply to all existing Libor Loans, Prime Rate Loans, and Loans thereafter made. Agent shall notify the Company promptly after the Agent's determination of the occurrence of such a price change.

                           INITIAL PRICING

           A.   Initial Pricing - Advances

                Prime Rate Loans -  Prime Rate

                Libor Loans -  Libor Rate plus 200 Basis Points ("BP")

           B.   Initial Pricing - Term Loan

                Prime Rate Loans - Prime Rate plus 1/8%

                Libor Loans - Libor Rate plus 215 BP

                    PRICING AFTER A PRICING EVENT

           A.   ADVANCES

           Consolidated
           Debt-to-Worth
           Ratio              Prime Rate Option          Libor Rate Option

           <= 1.00            Prime Rate                 Libor Rate plus 185 BP
           => 1.01 and <=1.25 Prime Rate                 Libor Rate plus 200 BP
           => 1.26 and <=1.50 Prime Rate plus 1/4%       Libor Rate plus 300 BP
           => 1.50            Prime Rate plus 3 1/4%     Libor Rate plus 600 BP

           B.   TERM LOAN

             Debt-to-Worth

                           Ratio               Prime Rate Option        Libor
Rate Option

           <= 1.00 Prime Rate plus 1/8% Libor Rate plus 200 BP => 1.01 and
           <=1.25 Prime Rate plus 1/8% Libor Rate plus 215 BP => 1.26 and <=1.50
           Prime Rate plus 1/2% Libor Rate plus 325 BP => 1.50 Prime Rate plus 3 1/2% Libor Rate plus 625 BP

19.   Fees and Due Dates (ss.ss. 2.4, 7.3)

      Type                       Amount                  Due Date(s)

      Facility Fee             $60,000                   At Closing

      Unused Line Fee     1/3%                      Monthly in arrears on the
                                                    first day of each month.

      Letter of Credit Fees         Usual and customary            Upon Demand
                           opening, drawing, amendment

                          and other fees and charges of

                             Agent including payment

                          commissions

      Agent's Collateral       As determined by Agent         Upon Demand
      Examination Fees         based on the costs of such examination

20.   Uncollected Funds Adjustment (ss. 7.6)

      2 Business Days

21.   Additional Covenants (ss.ss. 9 & 10)

      10.16 Mandatory Prepayment. Fail to make within one Business Day of the receipt of the net sale proceeds from the sale of any Debtor's assets other than Inventory sold in the ordinary course of such Debtor's business including real estate, stock, machinery or equipment (other than certain assets listed on Rider
10.16 to this Schedule), a mandatory prepayment of principal of the Term Note, in the amount of such net sale proceeds.

22.   Terms of Sale (ss.9.3)

           Due dates of no more than 30 calendar days from date of Invoice, except in regard to transactions specified below under "Datings."

      Datings:  Not Applicable

23.   Permitted Borrowings (ss. 10.2)

           None except to Agent and the Lenders and intercompany loans permitted under ss.10.8(d) Item 24 hereof.

24.   Permitted Investments and Advances (ss. 10.8(d))

                Intercompany advances between IEC and IEC-Edinburg of up to $5,000,000 at any one time.

25.   Permitted Guaranties (ss.ss. 4.18, 10.9)

      Debtor: Guaranty of Lease, dated as of December 18, 1998, entered into by and between Matamoros Industrial Partners, L.P. and IEC Electronics, S de R.L. de CV.

                Guaranty of Lease, dated as of February 12, 1994, entered into by and between Tower Securities Limited and Ohshima Electronics Manufacturing Limited, which lease was assigned to and assumed by IEC Electronics- Ireland Limited.

      Consolidated Subsidiaries: Guaranty of indebtedness of Debtors to Lenders.

26.   Maximum Annual Lease Rentals (ss. 10.10)

      Combined for IEC and Consolidated Subsidiaries:

           Fiscal year ended September 2000:  $  700,000
           Fiscal year ended September 2001:  $1,000,000
           Fiscal year ended September 2002:  $1,000,000

27.   Permitted Capital Expenditures (ss.10.11)

      Combined for IEC and Consolidated Subsidiaries:

           Fiscal year ended September 2000:  $2,500,000
           Fiscal year ended September 2001:  $5,000,000
           Fiscal year ended September 2002:  $5,000,000


28.   Maximum Aggregate Compensation (ss. 10.12(a))

      Not Applicable

29.   Maximum Annual Compensation for Certain Individuals (ss. 10.12(b))
      Not Applicable
30.   Financial Covenants (ss. 10.15)
      Definitions:
      (a) "Intangible Assets" means (1) all loans or advances to, and other receivable owing from, any officers, employees, subsidiaries and other affiliates, (2) all investments, whether in a subsidiary or otherwise, (3) goodwill, (4) any other assets deemed intangible under generally accepted accounting principles, and (5) any other assets determined to be intangible by Agent in its reasonable credit judgment.

           "Net Income After Taxes" means, for the period of determination, net income after provisions for taxes for such period, determined in accordance with generally accepted accounting principles consistently applied.

      (b) Minimum Tangible Net Worth: Debtor shall maintain a consolidated Minimum Tangible Net Worth in the amounts set forth below as of the last calendar day of each final quarter for the time periods set forth below:

                     Amount (000's omitted)

                 12/99           $  34,900,
                  3/00           $  33,400,
                  6/00           $  33,500,
                  9/00           $  35,200,
                 12/00           $  35,200,
                  3/01   x     + $   300,

                   6/01   x    + $   500,
                   9/01   x    + $   700,
                  12/01     same as 9/01
                   3/02   x    + $   300,
                   6/02   x    + $   500,
                   9/02   x    + $   700,

                "x" means an amount equal to Debtor's actual consolidated Tangible Net Worth as of the end of the Debtor's most recently completed fiscal year

           "Tangible Net Worth" means the sum of stockholders' equity plus the principal balance of any debt that is subordinated to the Indebtedness in a manner satisfactory to Agent, minus the book value of Intangible Assets (as defined above), all determined in accordance with generally accepted accounting principles consistently applied.

      (c) Maximum Debt-To-Worth Ratio: Debtor shall maintain a ratio ("Debt-To-Worth Ratio") of total consolidated liabilities (excluding the principal balance of any debt that is subordinated to the Indebtedness in a manner satisfactory to Agent) to consolidated Tangible Net Worth (as defined above) of no greater than the ratio set forth below during the time periods set forth below:

                                Time Period Ratio

                12/31/99, 3/31/00, 6/30/00, 9/30/00      1.50
                12/31/00, 3/31/01, 6/30/01, 9/30/01      1.35
                12/31/01, 3/31/02, 6/30/02, 9/30/02      1.00

      (d) Minimum Net Income Before Taxes: Debtor shall maintain consolidated Net Income Before Taxes of at least the amount set forth below as of the dates set forth below:

                           Amount (000's omitted) Date

                     ($3,000)                  9/30/00
                      $  700                   9/30/01
                      $1,000                   9/30/02


      (e) Minimum Cash Flow Coverage Ratio: Debtor shall maintain a ratio of consolidated Net Income After Taxes plus consolidated depreciation and amortization expenses for the fiscal year then ended to the amount of Debtor's consolidated capital expenditures for such fiscal year plus principal payments made on long-term debt for such fiscal year excluding the amount of any prepayments during such fiscal year resulting from the sale of assets.

                     Ratio                Date

                     1.10 to 1.0          9/30/00
                     1.30 t 1.0           9/30/01
                     1.50 to 1.0          9/30/02


31.   State (ss. 1.1(ss))
           New York
32.   Initial Term and Renewal Term (ss. 13.13(a))
      Initial Term:  To expire on January 31, 2003
      Renewal Term:  None
33. Percentage of Stock Ownership of Consolidated Subsidiaries (ss. 4.22, ss. 9.23)

                                    IEC's Percentage of

      Consolidated Subsidiary             Ownership

      IEC Electronics-Edinburg, Texas Inc.     100%
      IEC Arab, Alabama Inc.                        100%
      IEC Electronics-Ireland Limited          100%
      IEC Electronics Foreign Sales Corp.      100%


34.   Prepayment Premium (ss. 13.13(b))

      From the date of Agreement through 12/31/00        1%   *
      From 1/1/01 - 12/31/01                        1/2% *
      From 1/1/02 - 12/31/02                        1/4% *

      * Of the Maximum Limit and the outstanding principal balance of the Term Loan; provided, however, that any reduction of the Maximum Limit or the principal balance of the Term Loan shall not be given effect for the purpose of this computation if such reduction became effective within 10 months of the prepayment of the Loan; provided further, however, in such case, the amount of the related reduction fee paid in accordance with the provisions of Item 1 of the Schedule shall be applied as a credit against the amount of the prepayment premium due; and provided further no prepayment premium shall be payable upon a Mandatory Prepayment as defined in Item 21 of this Schedule.

35.   Other Provisions (ss. 13.9)

      Reserves (ss. 2.3)

      1. Reserve against margin collateral for Debtor's ACH Facility with HSBC Bank

      2. Reserve against Letters of Credit computed at the inverse of the raw materials Inventory advance rate.

      3. Reserves against equipment sold or transferred until substituted equipment is in place and approved by Agent.

      Litigation (ss.4.11)

      During fiscal 1999, IEC received a Notice of Infringement, along with an offer of a license, from the Lemelson Foundation. The notice alleged that IEC has infringed on certain patents of the Lemelson Foundation relating to machine vision and bar-code technology. To date, approximately 480 companies, large and small, have signed licenses with the Lemelson Foundation, believing that a known royalty rate which could be built into the cost of the product was preferable to ongoing litigation with uncertain results. IEC is a member of an industry association named "IPC", which, on behalf of the electronics manufacturing service industry, has negotiated a form license agreement which, essentially, obtained rights to all of the Lemelson patents for a one-time paid-up royalty. As of September 30, 1999, IEC has calculated the cost of the license fee to be approximately $530,000, payable, without interest, one-half by February 29, 2000 and one-half by August 31, 2001. IEC has recorded approximately $400,000 on its books to reflect the past and current year's impact against the cost of goods sold.

      IEC-Edinburg is one of 146 defendants named by Anglo Metal, Inc. as potentially responsible parties in a CERCLA environmental action filed in the U.S. District Court for the Southern District of Texas. Allegedly, a predecessor corporation of IEC-Edinburg (Calidad Electronics Inc.) or its predecessor (Control de Calid Electronics) shipped same hazardous material on some date between 1954 and 1990. The plaintiff has offered to settle this claim for a $5,000 sum.

      No Violation (ss.4.16)

      Covenant Failures Under the Senior Debt Facility with Chase, HSBC and Key operating under a Forbearance Agreement that expires December 31, 1999 which Senior Debt Facility will be paid in full upon the closing hereof.

      Irish IDA-Grant Repayment due to failure to maintain required minimum number of employees.

      The undersigned have executed this Schedule on December 28, 1999.

HSBC BANK USA, as Agent                        IEC ELECTRONICS CORP.

By /s/Douglas D. Smith                         By /s/Richard L. Weiss
  ---------------------                         ----------------------
  Douglas D. Smith, Vice President (6964)      Name:Richard L. Weiss
                                               Title:Vice President and
                                               Chief Financial Officer

HSBC BANK USA, as a Lender                     IEC ELECTRONICS-EDINBURG,
                                               TEXAS INC.


By /s/Douglas D. Smith                        By /s/Richard L.Weiss
   --------------------                        ---------------------
   Douglas D. Smith, Vice President (6964)     Name:Richard L. Weiss
                                               Title:Vice President And Chief
                                               Financial Officer


GENERAL ELECTRIC CAPITAL
CORPORATION, as a Lender


By /s/Peggy Erlenkotter
-----------------------
Name:Peggy Erlenkotter
Title:Duly Authorized Signatory

                                   Rider 10.16

Assets excluded from Mandatory Prepayment

1.    Land and building located at 350 11th Street SW, Arab, Alabama.

2.    Equipment owned by IEC Electronics-Ireland Limited.

3.    The following equipment.


Model .............................          Serial Number          Asset Number

TEST (NEWARK)
Genrad 2282 .......................                     99                  4689
Genrad 2286 .......................                    275                  2319
Genrad 2272 .......................                    226                  3097
Factron 333 .......................              80/116980                  1395
Genrad 2276 .......................                    378                  2906

EDINBURG

1700S .............................                  19306                  2160
Axial CF-7 ........................                9061523
CP III ............................                UMA 547                  1910
CP III ............................                   2194                  1903
Dip F .............................                   1069                  1960
Dip F Rotary ......................                   1058                 1189C
HT-3 ..............................                   0356                  2957
HT-3 ..............................                    361                  2669
Multi-mod 6794 ....................                   1291                  1985
Soltec 6522 .......................             9303272301                  2454
SP 1500 ...........................                   1587                  1587
SP 200 ............................                   4016                  4016
SP 200 ............................                   4010                  4010
Tape & Reel .......................                   1323                  1323
UCSM-C 60-ST ......................                    322                 1187C
VCD - F ...........................                    879                  1975
Wire Prep .........................                 94-015                  1198

NEWARK

1700S .............................                  69306                  2245
1700S .............................                  19409                  2781
1700S .............................                 69504B                  3531
1700S .............................                 119324                  2656
1700S .............................                 129308                  2686
1700S .............................                099402A                  3147
1700S .............................                 119216                  2133

Model ............................         Serial Number         Asset Number

3M-MATIC .........................                  4419                    3289
3M-MATIC .........................                  1101                    2915
544 Wash .........................       6-0016-F56-01-1                     N/A
Artos CS-6 .......................                 19421                     N/A
Auto Inserter ....................                  2456                    2124
Auto Inserter ....................                  2457                    2125
Auto Inserter ....................                  2458                    2127
Beseler T-18-8M ..................             119509881                     N/A
Blue M Oven ......................                  3373                     N/A
Board Flipper ....................                  1920                    4824
Boardloader ......................                 6E4/2                    1987
CAC ADM2220 ......................                   N/A                     N/A
CEN-CORP Shear ...................              SM912FQD                    1947
CNC Auto splicer .................                950617                     N/A
Conveyor .........................                  4011                    4713
Conveyor .........................                  3692                    3692
Conveyor 3 FT ....................                   N/A                    2072
CP 3 .............................                  2032                    1939
CP 3 .............................                   N/A                    2038
CP 3 .............................                   549                    2162
CP 3 .............................                  2080                    1950
CP 6 .............................                  1372                     N/A
Dead Weight Tester ...............                   N/A                    1247
Eastey CT 160-36 .................            28018-TLMB                     N/A
Eastey EM1610-36 .................              26018TMB                     N/A
Eastey EM16T .....................              41316TPP                    2859
Eastey ET2012 ....................           1062012TLMB                    2959
Eastey Sealer & EM ...............             45616-TRP                     N/A
HPD1-11 ..........................                   333                    1982
HT-3 .............................                   363                    2712
HT-3 .............................                   309                    2543
HVC - 102 ........................                HV9328                    2179
HVA - 70 .........................              HVA 9250                    2273
IP 3 .............................                   896                    3912
IP 3 .............................                   701                    4345
Mania Tester .....................                   N/A                    1718
Muti Press .......................                 16349                    1421
Panasert 8202BA ..................            2831202002                    1981
Press HP - 10 ....................                 10269                    3842
Press HP - 15 ....................                 15237                    4351
Router ...........................                  1178                    2820
Router ...........................                  1179                    2729

Router ...............................              4138                    2047
Scale ................................               N/A                    1160
Solder Robot .........................               N/A                    4074
Soltec 6522 ..........................        9212264401                    2163
Soltec 6522 ..........................        9212264301                    2309
Soltec 6522 ..........................        9406315601                    3403
Soltec 6522 ..........................        9303272401                    2207
SP - 2400 ............................              2051                    2957
SP-200 ...............................              4025                    2185
SP200 ................................             14009                    2714
SP-2400 ..............................              1842                     N/A
SP-2400 ..............................              4028                    2715
SP-2400 ..............................              4009                    2108
SPM ..................................              7134                     N/A
SPM- .................................              7004                    2884
SPM- .................................              7228                    7228
T20-9 ................................            877466                    3843
Ultra pak 337 ........................       UPK 337-186                    1884
Ultrapak 337-24 ......................  6-1531-502-01-01                     N/A
Ultrapak 445 .........................   UPK-125955-0969                    1944
UPK 337 ..............................      504-334-01-1                    1885
Wire Prep ............................             19671                     938
Wire Prep ............................             22956                    1474
Wire Prep (ARTIOS) ...................             38554                     N/A
Wire Prep (Molex) ....................               N/A                     N/A