Form 10-Q
period 2000-03-31
IEC ELECTRONICS CORP
filed 2000-05-15
CIK 49728

                                  UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 31, 2000

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

    Common Stock, $0.01 Par Value - 7,600,048 shares as of May 9, 2000.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number

     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               March 31, 2000 (Unaudited) and September 30, 1999.............  3

               Consolidated Statements of Operations for the three months ended: March 31, 2000 (Unaudited) and March 26, 1999
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months ended:
               March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited).....  5

               Consolidated Statement of Cash Flows for the six months ended:
               March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited).....  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 10


                                PART II

     Item 1. Legal Proceedings..............................................  13

     Item 2. Changes in Securities..........................................  13

     Item 3. Defaults Upon Senior Securities................................  13

     Item 4. Submission of Matters to a Vote of Security Holders............  13

     Item 5. Other Information..............................................  13

     Item 6. Exhibits and Reports on Form 8-K...............................  13

     Signature .............................................................  14


                     IEC ELECTRONICS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND SEPTEMBER 30, 1999
                      (in thousands, except for share data)

                                              MARCH 31,2000   SEPTEMBER 30,1999
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Cash and cash equivalents                        $  -             $ 4,007
   Accounts receivable                               37,401           23,734
   Inventories                                       37,069           30,728
   Income taxes receivable                             -               2,966
   Other current assets                                 533              516
                                                  ---------       ----------
      Total current assets                           75,003           61,951
                                                  ---------       ----------

Property, Plant and Equipment, net                   17,451           21,778
                                                 ----------       ----------

Other Assets:
   Cost in excess of net assets acquired, net         9,996           10,173
   Other assets                                         304               17
                                                -----------       ----------
      Total other assets                             10,300           10,190
                                                -----------       ----------
                                                  $ 102,754         $ 93,919
                                                ===========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                  2,103            1,053
   Accounts payable                                  29,688           21,819
   Accrued payroll and related expenses               2,745            3,867
   Accrued insurance                                  1,406              798
   Other accrued expenses                             1,232              990
                                                   --------          -------
     Total current liabilities                       37,174           28,527
                                                   --------          -------

Long-Term Debt                                       18,459           16,547
                                                   --------          -------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                             -                -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,600,048 shares and
       7,583,965 shares, respectively                    76               76
   Additional paid-in capital                        38,679           38,566
   Retained earnings                                  8,812           10,642
   Accumulated other comprehensive income -
      Cumulative translation adjustment                 (35)             (28)
   Treasury Stock, at cost - 20,573 shares             (411)            (411)
                                                   ---------        ---------
       Total shareholders' equity                    47,121           48,845
                                                   ---------        ---------
                                                  $ 102,754         $ 93,919
                                                   ========         =========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets



                      IEC ELECTRONICS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 26, 1999
                        (in thousands, except share data)



                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 31, 2000      MARCH 26, 1999
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                  $64,338             $34,854
Cost of sales                               61,971              34,380
                                           -------             -------
     Gross profit                            2,367                 474

Selling and administrative expenses          3,281               2,775
Reversal of restructuring charges             (857)               -
                                           -------             -------
     Operating loss                            (57)             (2,301)

Interest expense                              (553)               (122)
Other (expense)income, net                      (1)                  4
                                           -------             -------
     Loss before benefit

         from income taxes                    (611)             (2,419)

Benefit from income taxes                       (5)               (659)
                                           -------             -------

Net Loss                                   $  (606)            ($1,760)
                                           =======             =======
Net loss per common and common equivalent share:

     Basic                                  ($0.08)             ($0.23)
     Diluted                                ($0.08)             ($0.23)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                 7,581,720           7,562,503
     Diluted                               7,581,720           7,562,503


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                      IEC ELECTRONICS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 26, 1999
                       (in thousands, except share data)



                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 31, 2000      MARCH 26, 1999
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $108,108             $71,135
Cost of sales                              105,712              71,263
                                           -------             --------
     Gross profit(loss)                      2,396                (128)

Selling and administrative expenses          6,188               5,372
Reversal of restructuring charges             (857)               -
                                           -------             --------
     Operating loss                        (2,935)              (5,500)

Interest expense                              (914)               (276)
Life insurance proceeds                      2,000                -
Other income(expense), net                      14                  (9)
                                           -------             --------
     Loss before benefit
        from income taxes                   (1,835)             (5,785)

Benefit from Income taxes                       (5)             (1,720)
                                           -------             --------

Net loss                                   $(1,830)            $(4,065)
                                           =======             ========
Net loss per common and equivalent share:

  Basic                                     ($0.24)             ($0.54)
  Diluted                                   ($0.24)             ($0.54)

Weighted average number of common and common equivalent shares outstanding:

  Basic                                    7,581,720           7,562,503
  Diluted                                  7,581,720           7,562,503


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                      IEC ELECTRONICS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 26, 1999
                                 (in thousands)

                                                       6 MONTHS       6 MONTHS
                                                         ENDED          ENDED
                                                        MARCH 31,      MARCH 26,
                                                          2000           1999
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(1,830)        ($4,065)
 Adjustments to reconcile net loss
 to net cash (used in)provided by operating activities:
  Depreciation and amortization                           3,795           5,178
  Amortization of cost in excess of net assets acquired     177             241
  Common stock issued under Directors Stock Plan             11            -
Changes in operating assets and liabilities:

   (Increase) decrease
     Accounts receivable                                (13,667)          4,442
     Inventories                                         (6,341)         (1,029)
     Income taxes receivable                              2,966          (1,865)
     Other current assets                                   (17)           (816)
     Other assets                                          (294)             24
   Increase (Decrease)
     Accounts payable                                     7,869             592
     Accrued payroll and related expenses                (1,122)         (1,468)
     Accrued income taxes                                  -               -
     Accrued insurance                                      608            (389)
     Other accrued expenses                                 344            (123)
                                                         -------        --------
     Net cash (used in)provided by operating activities  (7,501)            722
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                (529)           (961)
 Proceeds from sale of building                            -                220
 Proceeds from sale of equipment                          1,134            -
                                                        --------       --------
   Net cash provided by(used in) investing activities       604            (741)
                                                        --------       --------
Cash Flows from Financing Activities:
 Borrowings under line of credit agreements              80,705          (2,000)
(Repayments)under line of credit agreements             (77,743)
 Principal payments on long-term debt                       -              (158)
                                                         --------      ---------
   Net cash provided by(used in) financing activities     2,962          (2,158)
                                                         --------      ---------
 Net decrease in cash and cash equivalents               (3,935)         (2,177)
 Effect of exchange rate changes                            (72)            (23)
 Cash and cash equivalents at beginning of period         4,007           2,278
                                                         --------      ---------
  Cash and cash equivalents at end of period               -                $78
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid(received)during the period for:
  Interest                                               $  914            $307
                                                         ========      =========
  Income taxes                                           ($2,954)          $144
                                                         ========      =========

Supplemental Disclosures of Noncash Information:
 During the six monthd ended March 31, 2000, the Company issued shares of its common stock in the amount $102 in the settlement of an accrued liability.

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                      IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

Consolidation

-------------
The consolidated financial statements include the accounts of IEC Electronics Corp.,and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. (Edinburg), IEC Arab, Alabama Inc.(Arab) until January 26, 2000 when each of Edinburg and Arab merged into IEC and also includes from August 31, 1998, IEC Electronics-Ireland Ltd(Longford), (collectively, the Company). In December 1999, the Company closed its underutilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. In August 1998, the Company announced plans to close its Arab operations and to transfer many of the customers served in that facility to the Company's other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

-------------------
The Company recognizes revenues upon shipment of product.

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

Inventories

-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     March 31, 2000      September 30, 1999
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $25,526                $23,226
  Work-in-process        11,543                  7,502
                    ----------------      ----------------
                        $37,059                $30,728
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

                      IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

Unaudited Financial Statements

------------------------------
The accompanying unaudited financial statements as of March 31, 2000, and for the three and six months ended March 31, 2000 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share

------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)Income  Shares        Per Share

      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 31, 2000
 Basic EPS
 Loss available to common Shareholders     ($606)     7,581,720      ($0.08)
                                         ====================================

March 26, 1999
 Basic EPS
 Loss available to common Shareholders   ($1,760)     7,562,503      ($0.23)
                                         ====================================


                                        (Loss)Income  Shares        Per Share

      Six Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 31, 2000
 Basic EPS
 Loss available to common Shareholders   ($1,830)     7,581,720      ($0.24)
                                         ====================================

March 26, 1999
 Basic EPS
 Loss available to common Shareholders

 and assumed conversions                 ($4,065)     7,562,503      ($0.54)
                                         ====================================



Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three and six month periods. No reconciliation is provided as the effect would be antidilutive.

                      IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

(2) Comprehensive Income

    --------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and six months ended March 31, 2000 and March 26, 1999.(in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     March 31,      March 26,
                                                       2000           1999
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $    (606)     $  (1,760)
Other comprehensive income:
     Foreign currency translation adjustments            (283)          (160)
                                                    ----------     -----------
Comprehensive loss                                  $    (889)     $  (1,920)
                                                    ==========     ===========
                                                     6 MONTHS       6 MONTHS
                                                       ENDED          ENDED
                                                     March 31,      March 26,
                                                       2000           1999
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (1,830)     $  (4,065)
Other comprehensive income:
     Foreign currency translation adjustments              (7)          (186)
                                                    ----------     -----------
Comprehensive loss                                  $  (1,837)     $  (4,251)
                                                    ==========     ===========


(3) Financing Arrangements

    ----------------------

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, the new agreement is a three year secured asset based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000. At
March 31, 2000, $20.6 million was outstanding with $13.2 million available under the new three year secured asset based facility

(4) Life Insurance Proceeds

    -----------------------

The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million

                      IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
(5) Litigation

    -----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

(6)   ACCOUNTING PRONOUNCEMENTS:

      -------------------------
In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 for one year". With issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No. 133 will not be material based on the Company's current risk management strategies.

(7)  Longford Operations

     -------------------
On February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $857 thousand from the reversal of a previously established restructuring reserve.


Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
------------------------------------
Results of Operations - Three Months Ended March 31, 2000, Compared to the
--------------------------------------------------------------------------
Three Months Ended March 26, 1999.
----------------------------------

Net sales for the three month period ended March 31, 2000, were $64.3 million, compared to $34.8 million for the comparable period of the prior year, an increase of 84.7 percent. The increase in sales is primarily due to an increase in demand from the Company's two largest customers. Turnkey sales were 97 percent of net sales in the quarter as compared to 96 percent for the comparable period of the prior year.

Gross profit was $2.4 million or 3.7 percent of sales for the three month period ended March 31, 2000 versus $474 thousand or 1.4 percent of sales in the comparable period of the prior year. The increase was due to higher sales volume and greater absorption of fixed manufacturing overhead costs.

Selling and administrative expenses increased to $3.3 million in the three months ended March 31, 2000, from $2.8 million in the comparable period of the prior fiscal year. This increase is primarily due to increases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses decreased to 5.1 percent from 8.0 percent in the same quarter of the prior year.

Net loss for the quarter was ($606) thousand versus ($1.8) million in the comparable quarter of the prior year. Diluted loss per share was ($0.08)as compared to diluted loss per share of ($0.23) in the comparable period of the prior fiscal year. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $857 thousand, the net loss would have been ($1.5) million or ($0.19) per share in the current period.

Higher accounts receivable levels are reflective of the increased volume of sales.

At quarter-end the inventory level was $37.1 million, up from $30.7 million since the beginning of the fiscal year. This represents annualized turnover of
5.7. Inventory growth versus expected increasing production levels is currently a major focus item at IEC.

Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
------------------------------------
Results of Operations - Six Months Ended March 31, 2000, Compared to Six
------------------------------------------------------------------------
Months Ended March 26, 1999.
----------------------------

Net sales for the six month period ended March 31, 2000, were $108.1 million, compared to $71.1 million for the comparable period of the prior year, an increase of 52.0%. Turnkey sales were 97 percent of net sales in the six month period as compared to 95 percent for the comparable period of the prior year. Turnkey sales for the six months were affected by the unusually high material content of a large job.

Gross profit was $2.4 million or 2.2 percent of sales for the six month period ended March 31, 2000 versus a loss of $128 thousand or (0.2) percent of sales in the comparable period of the prior year. The increase was due to higher sales volume and greater absorption of fixed manufacturing overhead and direct labor productivity gains.

Selling and administrative expenses increased to $6.2 million in the six months ended March 31, 2000, from $5.4 million in the comparable period of the prior fiscal year. This increase is primarily due to increases in sales commissions, salary and other expenses. As a percentage of sales, selling and administrative expenses decreased to 5.7 percent from 7.6 percent in the same period of the prior year.

Net loss for the six month period was ($1.8) million versus ($4.1) million in the comparable period of the prior year. Diluted loss per share was ($0.24) as compared to diluted loss per share of ($0.54) in the comparable period of the prior fiscal year. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $857 thousand, and the life insurance proceeds of $2.0 million, the net loss would have been ($4.7) million or ($0.62) per share in the current period.

Higher accounts receivable levels are reflective of the increased volume of sales.


Liquidity and Capital Resources

-------------------------------

Net sales for the month of March 2000 were $28.4 million, representing 44.2 percent of the total net sales for the three month period ending March 31, 2000. Net sales for the month of March 1999 were $14.0 million, representing 40% of the total net sales for the three month period ending March 26, 1999. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, the new agreement is a three year secured asset based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000. At
March 31, 2000, $20.6 million was outstanding with $13.2 million available under the new three year secured asset based facility

The Company believes that its funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditure and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding of these future transactions, if any, may require the Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Year 2000 Conversion

--------------------

The Company has completed its Year 2000 Project ("Y2K") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of March 31, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

The Company believes that all of its critical systems are Y2K ready. However, this is not a guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties.

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



Recently Issued Accounting Standards

------------------------------------

In June 1998, Statement of Financial Accounting Standards No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133",was issued. With issuance of SFAS No.137, the Company is required to adopt SFAS No. 133 on a propective basis for interim periods and fiscal years beginning March 1, 2001. The Company believes that the effect of adoption of SFAS No.133 will not be material based on the Company's current risk management strategies.

Forward-looking Statements

--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 1999, Form 10K and its other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     During fiscal 1999, the Company received a Notice of Infringement, along with an offer of a license from the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson Foundation"). The Notice alleged that the Company had infringed certain patents of the Lemelson Foundation relating to machine vision and bar code technology. In February 2000, the Company settled the infringement claim and received a paid-up license.

Item 2 -- Changes in Securities

     (c) During the fiscal quarter ending March 31, 2000, the Company issued securities without registration under the Securities Act as follows: On February 29, 2000, the Company issued 35,000 restricted shares of the Company's common stock. None of the restricted shares may be sold in quantities exceeding 5,000 in any calendar quarter. Exemption from registration was claimed under Section 4
(2) of the Securities Act regarding transactions by an issuer not involving any public offering.

Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Stockholders was held on Febuary 23, 2000

    (b) The names of the directors elected at the Annual Meeting are as follows:

          David J. Beaubien
          Thomas W. Folger
          W. Barry Gilbert
          Robert P.B. Kidd
          Eben S. Moulton
          James C. Rowe
          Russell E. Stingel
          Justin L. Vigdor

     (c)(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

          Nominee                  Votes FOR      Authority Withheld
          -------                  ---------      ------------------
          David J. Beaubien        6,235,035           158,841
          Thomas W. Folger         6,236,635           157,241
          W. Barry Gilbert         6,235,335           158,041
          Robert P.B. Kidd         6,235,835           158,041
          Eben S. Moulton          6,237,335           156,541
          James C. Rowe            6,234,535           159,341
          Russell E. Stingel       6,235,085           158,791
          Justin L. Vigdor         6,234,735           159,141

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

   10.1 Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders.

   10.2 Retirement and Deferred Compensation Agreement dated September 30, 1999 between Russell E. Stingel and IEC Electronics Corp.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: May 9, 2000                     /s/Russell E. Stingel
                                    -----------------------------
                                          Russell E. Stingel
                                       Chairman of the Board and
                                       Interim Chief Executive Officer



Dated: May 9, 2000                     /s/Richard L. Weiss
                                   ------------------------------
                                          Richard L. Weiss
                                       Vice President and
                                       Chief Financial Officer

                          AMENDMENT NO. 1
                                       TO

                           LOAN AND SECURITY AGREEMENT

           Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders.

                                   BACKGROUND

      1. Debtor, Agent and Secured Party entered into a Loan and Security Agreement dated as of December 28, 1999 ("Agreement"). All capitalized terms not otherwise defined herein shall have the meanings set forth in the Agreement.

      2. Since the date of the Agreement, IEC-Edinburg merged into IEC with IEC being the surviving entity and becoming the sole "Debtor" under the Agreement..

      3. Debtor has requested that the Maximum Limit and the sub-limit for the IEC Inventory Borrowing Base be raised to $25,000,000 and $5,000,000 respectively, and has requested that Agent and the Lenders amend certain financial covenants in the Agreement, and make certain additional changes to the Agreement. In response to Debtor's request and subject to all of the terms and conditions set forth herein, the Agent and the Lenders are willing to make those amendments and additional changes to the Agreement as set forth below.

           NOW, THEREFORE, Debtor, the Agent and the Lenders for good and valuable consideration, receipt of which is hereby acknowledged, and in contemplation of the foregoing, hereby agree as follows:

      A. Conditions. The amendments contained herein shall be granted upon satisfaction of the following terms and conditions:

           1. Debtor shall have paid to Agent for the benefit of the Lenders an amendment fee of $25,000 in consideration of the agreements herein.

           2. Debtor shall have executed, and shall have caused IEC-Mexico and IEC-FSC to have executed, this Agreement, and four executed duplicate originals thereof shall have been delivered to Agent.

      B. Amendments. Debtor and Secured Party agree that upon fulfillment of the conditions set forth in Section A above, the Agreement and the Schedule are amended in the following respects:

           1. The existing Section 2.1(a) of the Agreement is deleted in its entirety as of the date hereof and replaced by the following:

                "2.1.     (a)     REVOLVING CREDIT.  Each Lender
                severally, but not jointly, agrees, subject to the terms of this Agreement to lend their Pro-Rata Share of the maximum amount of Advances ("Maximum Limit") at any one time outstanding as set forth below ("Revolving Credit"):

                          (i) From the date hereof, the Maximum Limit shall be
                     $25,000,000 which, if fully advanced, would be apportioned between the Lenders as follows:

                             HSBC Bank - $13,750,000

                           GE Capital - $11,250,000".

           2. The existing Section 11.1(r) of the Agreement is deleted in its entirety as of the date hereof and replaced by the following:

                     "(r) Lock Box. If any Debtor shall (i) notify or otherwise direct its Account Debtors to remit payments directly to such Debtor, to any party other than Agent, or to a lock box other than the Lock Box Numbers 2953 and 2843 located at the United States Post Office at 1200 William Street, Buffalo, New York ("Lock Box"); or (ii) revoke Agent's power of agency or otherwise preclude Agent's access to the Lock Box; or (iii) the letter agreement between Debtors and Agent dated of even date herewith related to the Lock Box and/or agreements attached thereto terminate or cease to be in full force and effect."

           3. Item 1 of the Schedule to the Agreement is hereby deleted in its entirety as of the date hereof and replaced by the following:

                "1.  Borrowing Capacityss.1.1(e))

                     Borrowing Capacity at any time shall be the net amount
                determined by taking the lesser of the following amounts:

                (A)  The applicable Maximum Limit of $25,000,000;

                          or

                (B)  The amount equal to the sum of the IEC
                     Borrowing Capacity (as defined below)

                and subtracting from the lesser of (A) and (B) above, the sum of
                (a) banker's acceptances, plus (b) letters of guaranty, plus (c) Letters of Credit.

                     `IEC Borrowing Capacity' at any time shall be the amount
                equal to the sum of:

                     (i)  up to 85% of the IEC Receivables
                          Borrowing Base; and

                     (ii) the amount of the IEC Inventory Borrowing Base;
                          provided however, for calculation purposes, in no event shall the amount of the IEC Inventory Borrowing Base be greater than $4,000,000 prior to the date when Debtor has improved its Inventory reporting capabilities so as to be able to report raw material Inventory on a segmented basis in a manner satisfactory to Lenders, and on and after such date in no event shall the amount of the IEC Inventory Borrowing Base be greater than $5,000,000.

                     The Maximum Limit is subject to reduction on the terms
                hereafter set forth:

                     (i) Debtor shall only be permitted to elect a reduction by giving Agent 20 days prior written notice.

                     (ii) Debtor may exercise the election to reduce the Maximum
                          Limit only twice during each calendar year during the term of this Agreement.

                     (iii)The amount of each elected reduction must equal
                          $500,000 or a whole multiple thereof as selected by Debtor, and the aggregate amount of all reductions cannot exceed $5,000,000 in any one calendar year.

                     (iv) The reduction of the Maximum Limit shall be effective on the first day of the month following the end of the twenty day prior notice period, provided Debtor has paid on or before such anticipated effective date a reduction fee equal to 1/8% of the amount of the reduction."

           4. The Pricing Grids set forth in item 18(g) of the Schedule to the Agreement under the heading "PRICING AFTER A PRICING EVENT" are deleted in their entirety as of the date hereof and replaced with the following new Pricing
Grids:

                         "PRICING AFTER A PRICING EVENT

                A.   ADVANCES

                Consolidated
                Debt-to-Worth

                             Ratio Prime Rate Option

Libor Rate Option

                <= 1.00                Prime Rate

                                                                 Libor Rate plus

                                                                          185 BP

                => 1.01 and <= 1.25    Prime Rate

                                                                 Libor Rate plus

                                                                          200 BP

                => 1.26 and <= 1.50    Prime Rate plus 1/4%
                                                                 Libor Rate plus

                                                                          300 BP

                => 1.51 and <= 2.00    Prime Rate plus 1/2%
                                                                 Libor Rate plus

                                                                          325 BP

                => 2.01                Prime Rate plus 3/4%
                                                                 Libor Rate plus

                                                                          350 BP

                A.   TERM LOAN

                Debt-to-Worth

                             Ratio Prime Rate Option

Libor Rate Option

                <= 1.00                Prime Rate plus 1/8%
                                                                 Libor Rate plus

                                                                          200 BP

                => 1.01 and <= 1.25    Prime Rate plus 1/8%
                                                                 Libor Rate plus

                                                                          215 BP

                => 1.26 and <= 1.50    Prime Rate plus 1/2%
                                                                 Libor Rate plus

                                                                          325 BP

                => 1.51 and <= 2.00    Prime Rate plus 3/4%
                                                                 Libor Rate plus

                                                                          350 BP

                => 2.01                Prime Rate plus 1%
                                                                 Libor Rate plus

                                                                        375 BP".

           5. Item 30(c) of the Schedule to the Agreement is hereby deleted in its entirety as of the date hereof and replaced with the following new text:

                "(c) Maximum Debt to Tangible Net Worth: Debtor shall maintain a ratio (`Debt-to-Worth Ratio') of total consolidated liabilities (excluding the principal balance of any debt that is subordinated to the Indebtedness in a manner satisfactory to Agent) to consolidated Tangible Net Worth (as defined above) of no greater than the ratio set forth below during the time periods set forth below:

                     Ratio     Time Period(s)
                     2.15      3/30, 6/30 and 9/30, 2000
                     2.00      12/31, 2000 and 3/30, 6/30 and
                                   9/30, 2001

                     1.75      12/31, 2001 and 3/30, 6/30 and 9/30,
                               2002 and thereafter".

           6. Item 30(d) of the Schedule to the Agreement is hereby deleted in its entirety as of the date hereof and replaced with the following:

                "(d) Minimum Net Income Before Taxes:  Debtor
                     shall maintain consolidated Net Income Before Taxes of at least the amount set forth below as of the dates set forth below:

                           Amount (000's omitted) Date

                     ($2,250)             9/30/00
                     $    700             9/30/01
                     $  1,000             9/30/02".

      C.   Reaffirmations.

           1. The Agreement, except as specifically modified hereby, shall remain in full force and effect and Debtor hereby reaffirms the Agreement, as modified by this Amendment, and all documents executed and delivered to Agent and the Lenders in connection with the Agreement.

           2. IEC-Mexico and IEC-FSC, by their execution hereof, reaffirm the execution and delivery of their respective Guaranties dated December 28, 1999 and each agrees that its respective guaranty shall continue in full force and effect and shall be applicable to all indebtedness, obligations and liabilities of Debtor to Agent and the Lenders, including without limitation, all indebtedness evidenced by or arising under the Agreement, as modified by this Amendment.

      D.   Other Provisions.

           1. Debtor agrees to pay on demand by Agent all expenses of Agent, including without limitation, fees and disbursements of counsel for Agent, in connection with the transactions contemplated by this Amendment, the negotiations for and preparation of this Amendment and any other documents related hereto, and the enforcement of the rights of Agent and the Lenders under the Agreement as amended by this Amendment.

           2. This Amendment shall be governed by and construed under the internal laws of the State of New York, as the same may from time to time be in effect, without regard to principles of conflicts of law.

           Agreed to as of the date first set forth above.

IEC ELECTRONICS CORP.               HSBC BANK USA, as Agent
as Debtor and Guarantor

By:
                                    By:________________________________
      Richard L. Weiss, Vice President              Douglas D.
                                          Smith
      and Chief Financial Officer                   Vice President

                                          (6964)

GENERAL ELECTRIC CAPITAL       HSBC BANK USA, as a Lender
CORPORATION, as a Lender

By:_______________________________
By:
Name:____________________________              Douglas D. Smith
      Duly Authorized Signatory                Vice President

                                          (6964)

CONSENTED TO AND AGREED AS OF THIS ___ DAY OF MARCH, 2000


IEC ELECTRONICOS, S. de R.L. de C.V.      IEC ELECTRONICS FOREIGN
                                      SALES

 as Guarantor                       CORPORATION, as Guarantor

By:________________________________
                                    By:________________________________
      Lawrence W. Swol, Chairman               Richard L. Weiss,
                                          Vice President
                                          and Chief Financial
Officer

BFLO Doc # 987189.3

                                   RETIREMENT

                                       AND

                              DEFERRED COMPENSATION

                                    AGREEMENT

      THIS RETIREMENT AND DEFERRED COMPENSATION AGREEMENT ("Agreement"), dated as of September 30, 1999, sets forth the terms of the agreement between Russell
E. Stingel ("Executive"), residing at 102 Grandview Avenue, Fairport, New York 14450, and IEC Electronics Corp. ("Company"), located at 105 Norton Street, Newark, New York 14513, relating to the cessation of Executive's employment with the Company and to the payments to Executive upon retirement.

      WHEREAS, Executive has been associated with the Company for 22 years, most recently as Chief Executive Officer; and

      WHEREAS, Executive desires to retire as an officer and employee on
September 30, 1999; and

      WHEREAS, the parties wish to enter into this Agreement for the purpose of addressing all issues relating to Executive's termination of employment with the Company.

      NOW, THEREFORE, in consideration of the mutual covenants hereinafter described, and the good and valuable consideration to which Executive is not otherwise entitled, Company and Executive agree as follows:

      1. Retirement and Cessation of Employment. The parties hereby agree that Executive's voluntary retirement and the termination of his employment and all positions and offices with the Company and its subsidiaries, except as a member of the Boards of Directors of the Company and its subsidiaries, will become effective as of the close of business on September 30, 1999 ("Employment Termination Date").

      2. Board of Directors of the Company. Executive shall continue to serve as a director on the Company's Board of Directors until the next Annual Meeting of Stockholders and shall continue to serve as a director thereafter if elected by the stockholders, subject, however, to the provisions of Article III of the Company's By-laws relating to the election of directors and to other corporate governance policies governing nominations and qualifications applicable to all directors. Until a successor is elected, Executive shall also continue to serve as Chairman of the Board of Directors of the Company and shall have such duties and powers as may be assigned to him by the By-laws of the Company or by the Board of Directors. As a director, Executive shall be entitled to the same rights, privileges and remuneration as other non-employee directors.

      3. Retirement Benefits. The Company hereby agrees to pay or provide to Executive the following benefits in consideration of the agreements contained in Sections
           5, 6, 7, 8 and 9 of this Agreement:

(a) The Company will provide Executive with 30 days paid vacation, over and beyond any accrued and unused vacation to which he is otherwise entitled.

(b)   The Company will transfer to Executive the First
               Transamerica Life Policy (# 76004445) which the Company owns on Executive's life in the face amount of $1,000,000 and the Company will make a one-time payment of premiums in the amount of approximately $50,000, which action will provide Executive with a paid-up life insurance policy in the amount of $250,000.

(c) The Company will pay all premiums to allow Executive to continue to receive health insurance coverage upon the same terms and conditions as immediately prior to the Employment Termination Date, subject to any changes to the Company's coverage generally provided to Company's employees. Such coverage shall continue until October 1, 2002.

(d) The Company will transfer to Executive the ownership of the Company-owned automobile currently used by Executive and the Company will continue to pay all operating costs associated with the automobile, in a manner consistent with Company policy, until October 1, 2000.

(e) The Company will forgive the loan made to Executive on August 21, 1998 in the amount of $37,462.50 and will forgive all interest accrued thereon and shall return to Executive the shares of common stock of the Company deposited as collateral security.

(f)   Executive heretofore has been granted stock options as set forth on the attached Exhibit A (the "Options"), which by their terms will expire three months after the Employment Termination Date. Some of the Options have not fully vested. In consideration of Executive's agreement to release the Company as described in Section 5, not to disclose confidential information as described in Section 6 and not to compete as described in Section 7, to provide advisory services as described in Section 8 and to provide continuing cooperation as described in Section 9, the Board of Directors of the Company will cause all unvested Options to immediately vest, and shall extend the expiration date on the Options to allow Executive to exercise any or all such Options at their set option prices anytime on or before the normal expiration dates set forth in the respective Options. However, as the result of extending the period in which Executive may exercise the options, Executive acknowledges that the Company has advised him that the incentive stock options will become non-qualified stock options. There is no income recognition on the exercise of an incentive stock option but, on the exercise of a non-qualified stock option, Executive would have to recognize as taxable income in the year of exercise an amount equal to the difference between the fair market value of Company stock on the date of exercise and the exercise price Executive pays.

(g)   Except as specifically provided in this Agreement, all
               employee benefits shall be discontinued as of the Employment Termination Date and, except as specifically provided in this Agreement and except as may otherwise be paid to him as a member of the Board of Directors of the Company, Executive shall not be entitled to any other compensation, bonuses, benefits or perquisites from the Company. Nothing contained in this Agreement, however, shall affect Executive's entitlement to vested benefits under the Company's 401(k) plan (the "Plan") based upon Executive's accrued service with the Company.

      4.   Deferred Compensation.

(a) In recognition and appreciation of Executive's important and valuable role in the Company's history and his long-term employment with the Company, the Company shall pay Executive a bonus for past services in the amount of $131,250, which shall be payable as follows:

               (i)   from October 1, 1999 through March 31, 2000,
                  the aggregate sum of $87,500; and

               (ii) from April 1, 2000 through September 30, 2000, the aggregate sum of $43,750.

           Payments of the foregoing amounts shall be made in installments on the normal payroll dates for the Company.

(b) If Executive should die before he receives the entire sum of $131,250, the Company shall pay the balance remaining to his estate in the same manner and at the same times as it would have been paid to Executive.

(c)

           In the event that the Executive breaches any of the agreements contained in Sections 6, 7, 8 and 9 of this Agreement, he shall forfeit all rights to all amounts of deferred compensation remaining unpaid upon the date of any such breach.

      5. Release. Executive agrees that the terms set forth in his Agreement are in full satisfaction of all obligations the Company has to Executive, known and unknown. Except for breaches of this Agreement, Executive does hereby irrevocably and unconditionally release the Company, its affiliates, officers, directors, employees, agents, representatives, successors and assigns from any and all claims, demands and liabilities whatsoever, including but not limited to any claims in contract or tort and any claims in connection with Executive's employment with the Company, the termination of that employment, or pursuant to any federal, state or local employment laws, regulations, executive orders or other requirements, as well as the common law, including the Age Discrimination in Employment Act. In exchange for the benefits being accorded to Executive under this Agreement, it is Executive's intent to provide to the Company the broadest release of claims and liabilities that may be provided by law. This Agreement shall not be construed as an admission by the Company that it has acted wrongfully with respect to the Executive.

      6. Confidentiality. The Executive acknowledges that as an officer and employee of the Company he has had access to proprietary confidential information that directly or indirectly relates to the business of the Company. The Executive represents and agrees that he has not and that he will not, without the prior written consent of the Company, (a) disclose to any person any proprietary confidential information obtained or developed by him while employed by the Company with respect to the Company's business, except information which at the time is available to others in the business or generally known or available to the public other than as a result of disclosure by him not permitted hereunder, or lawfully acquired from a third party who is not obligated to the Company to maintain such information in confidence ("Confidential Information") or (b) take with him any documents or papers relating to any Confidential Information or any property of the Company.

      7. Noncompetition/Non-Solicitation. As further consideration for the benefits provided in this Agreement and in light of the special and unique services that have been and will be furnished to the Company by Executive, and the Confidential Information that has been disclosed to Executive by the Company during Executive's relationship with the Company, Executive agrees that for a period of three (3) years from the Employment Termination Date, or for so long as he is a member of the Board of Directors of the Company, whichever period is longer, (the "Non-Competition Period") Executive will not, without the written consent of the Company, directly or indirectly, whether as a principal, agent, officer, director, consultant, employee, partner, stockholder, or owner of or in any capacity with any corporation, partnership, business, firm, individual, company, or any other entity, engage in, or assist another to engage in, any work or activity in any way competitive with the Business of the Company (as hereinafter defined) in North America, Central America and Europe. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than stockholder. In addition, during the Non-Competition Period, Executive will not, directly or indirectly, (a) induce or attempt to induce any officer or employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any officer, employee, director or stockholder thereof, or (b) hire directly or through another entity any person who was an employee of the Company on the Employment Termination Date, or (c) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company.

           Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive has been and will be furnishing the Company, and because the Confidential Information that has been acquired by Executive or has been disclosed to Executive during the Executive's employment, the above stated geographic areas and time period during which Executive will not compete are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this section.

           For purposes of this section, the "Business of the Company" is that of a contract manufacturer offering its customers manufacturing and management services, including material procurement and control, engineering services, manufacturing and test engineering support, statistical quality assurance and resource management.

      8. Advisory Services. Executive agrees that for a period of one year from the Employment Termination Date he shall provide advisory services to the Company, on an "as needed" basis, as may be reasonably requested from time to time by the Chief Executive Officer or Board of Directors. Such consultations shall be at such reasonable and convenient times and places as the parties may mutually agree upon.

      9. Continued Cooperation. Executive agrees to cooperate with the Company with respect to matters that arose during or related to his employment, including but not limited to, cooperation in connection with any litigation or governmental investigation or regulatory or other proceeding which may have arisen or which may arise following the execution of this Agreement.

      10. Arbitration of Claims. Any controversy or claim arising out of relating to this Agreement, or the breach thereof, shall be settled by final and binding arbitration initiated by either party in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitration may be entered in any court with jurisdiction. Either party may apply to any court with jurisdiction to seek injunctive relief to maintain the status quo until the matter is resolved by the arbitrator. The arbitration shall be conducted in Rochester, New York by an arbitrator selected from a panel of arbitrators of the American Arbitration Association. All fees and expenses of the arbitration shall be borne by the parties equally, and each party shall bear the expense of their own counsel, experts, witnesses and the preparation and presentation of proof in any arbitration. In view of the nature of Executive's employment, the Confidential Information which Executive received during the course of his employment, and his position with the Company, Executive agrees that Company would be irreparably harmed by any violation or threatened violation of this Agreement, or any of the terms thereof, and therefore, in addition to any other remedies which may be available to it, Company shall be entitled to any injunction, without the necessity of posting bond, prohibiting Executive from committing any violation or threatened violation of this Agreement in a proceeding in either the Supreme Court of the State of New York sitting in Monroe County or in the U.S. District Court for the Western District of New York and Executive hereby consents to the jurisdiction of said tribunals.

      11. Notices. All notices given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by express courier or delivery services, addressed to the parties hereto at the following addresses:

           To Executive:                  To IEC Electronics Corp.:
           Russell E. Stingel                  IEC Electronics
      Corp.
           102 Grandview Avenue           105 Norton Street
           Fairport, NY  14450                 P.O. Box 271
                                          Newark, NY  14513
                                          Attn:  Chief Executive
      Officer

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

      12. Nonassignability. Executive's rights and benefits under this Agreement are personal to him, and no such right or benefit shall be subject to voluntary or involuntary alienation, assignment or transfer.

      13.  Construction, Severability and Applicable Law.

           (a) All understandings and agreements previously made by and between the parties are merged in this Agreement, which fully and completely expresses the agreement of the parties. This Agreement may not be changed or terminated and none of its provisions may be modified or waived, except in writing signed by both parties to this Agreement.

           (b) If any covenant or provision or part thereof contained in this Agreement is determined to be void or unenforceable in whole or in part, it shall not be deemed to affect or impair the validity of any other covenant or part thereof or provision of this Agreement. To the extent any provision is held invalid or unenforceable for being too broad or extensive, it is the intention of the parties that the court enforce such provision to the limits of proper scope or breadth. Each of the provisions contained herein is hereby declared to be a separate and distinct covenant severable one from the other, and Company shall be entitled to enforce each such covenant to the fullest extent permitted by law, in equity or otherwise, notwithstanding that any other or others of such covenants may not be enforceable, and in all other respects, this Agreement shall remain in fully force and effect.

           (c) This Agreement shall be governed and construed in accordance with the laws of New York State.

      14. Review and Revocation Periods. Executive acknowledges and agrees that he has been advised to seek the advice of legal counsel before executing this Agreement, that he fully understands the terms of this Agreement, that he has entered into this Agreement knowingly, voluntarily, and without threat or duress, that he has the right to consider this Agreement for a period of up to twenty-one (21) days prior to signing it, and that he may revoke this Agreement in writing within seven (7) days from the date that he signs it.

      15. Miscellaneous. The following provisions shall apply to this Agreement:

           (a) The section headings contained in this Agreement have been prepared for convenience of reference only and shall not control, affect the meaning, or be taken as an interpretation of any provision of this Agreement.

           (b) Several copies of this Agreement may be executed by the parties, each of which shall be deemed an original for all purposes, and all of which together shall constitute but one and the same instrument.

           (c) If in one or more instances either party fails to insist that the other party perform any of the terms of this Agreement, this failure shall not be construed as a waiver by such party of any past, present, or future right granted under this Agreement, and the obligations of both parties under this Agreement shall continue in fully force and effect.

      16. Binding Effect. This Agreement shall be binding upon and will inure to the benefit of the parties, their heirs, distributees, legal representatives, transferees, successors, and assigns.

      IN WITNESS WHEREOF, the undersigned have duly executed this Agreement on the date set forth above..

IEC Electronics Corp.


By:
   W. Barry Gilbert, Chairman                  Russell E. Stingel,
   Executive
   Compensation Committee

                                    EXHIBIT A

                        RUSSELL E. STINGEL
                                 OPTION SCHEDULE

Date of Grant  No. of Shares Vesting Dates  Exercise     Expiration
                                              Price         Date

   1/18/99     1125             1/18/00       $3.875       1/18/06
               1125             1/18/01       $3.875       1/18/06
               1125             1/18/02       $3.875       1/18/06
               1125             1/18/03       $3.875       1/18/06
                        4500

   5/16/97     5000             5/16/98       $9.75        5/16/04
               5000             5/16/99       $9.75        5/16/04
               5000             5/16/00       $9.75        5/16/04
               5000             5/16/01       $9.75        5/16/04
                      20,000

   10/31/96    6250            10/31/97       $6.25       10/31/03
               6250            10/31/98       $6.25       10/31/03
               6250            10/31/99       $6.25       10/31/03
               6250            10/31/00       $6.25       10/31/03
                      25,000

    5/3/94     4000             5/3/95        $12.75       5/3/02
               4000             5/3/96        $12.75       5/3/02
               4000             5/3/97        $12.75       5/3/02
               4000             5/3/98        $12.75       5/3/02
                      16,000

    5/3/94     1000             5/3/95        $12.75       5/3/02
               1000             5/3/96        $12.75       5/3/02
               1000             5/3/97        $12.75       5/3/02
               1000             5/3/98        $12.75       5/3/02
                       4,000

                      Total:
                      69,500