Form 10-Q
period 2000-06-30
IEC ELECTRONICS CORP
filed 2000-08-14
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended June 30, 2000

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

     Common Stock, $0.01 Par Value - 7,626,565 shares as of August 11, 2000.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               June 30, 2000 (Unaudited) and September 30, 1999............. 3

               Consolidated Statements of Operations
               for the three months ended:
               June 30, 2000 (Unaudited) and
               June 25, 1999 (Unaudited).................................... 4

               Consolidated Statements of Operations
               for the nine months ended:
               June 30, 2000 (Unaudited) and
               June 25, 1999 (Unaudited).................................... 5

               Consolidated Statement of Cash Flows
               for the nine months ended:
               June 30, 2000 (Unaudited) and
               June 25, 1999 (Unaudited).................................... 6

               Notes to Consolidated Financial
               Statements (Unaudited)....................................... 7

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

     Item 4. Submission of Matters to a Vote of Security Holders............ 13

     Item 5. Other Information.............................................. 13

     Item 6. Exhibits and Reports on Form 8-K............................... 13

     Signature ............................................................. 14


                     IEC ELECTRONICS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND SEPTEMBER 30, 1999
                    (in thousands, except for share data)


                                              JUNE 30, 2000   SEPTEMBER 30,1999
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)


Current Assets:
 Cash and cash equivalents                         $ -             $4,007
 Accounts receivable                               32,271          23,734
 Inventories                                       36,254          30,728
 Income taxes receivable                             -              2,966
 Other current assets                                 287             516
                                                  ---------       ----------
   Total current assets                            68,812          61,951
                                                  ---------       ----------

Property, Plant and Equipment, net                 15,882          21,778
                                                  ---------       ----------

Other Assets:
 Cost in excess of net assets acquired, net         9,908          10,173
 Other assets                                         333              17
                                                  ----------      ----------
   Total other assets                              10,241          10,190
                                                  ----------      ----------
                                                 $ 94,935         $93,919
                                                  ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Current portion of long-term debt                $ 2,103         $ 1,053
 Accounts payable                                  25,188          21,819
 Accrued payroll and related expenses               2,466           3,867
 Accrued insurance                                  1,437             798
 Other accrued expenses                             1,330             990
                                                  --------        --------
   Total current liabilities                       32,524          28,527
                                                  --------        --------

Long-Term Debt                                     18,097          16,547
                                                  --------        --------

Shareholders' Equity:
 Preferred stock, par value $.01 per share
   Authorized - 500,000 shares
   Outstanding - 0 shares                            -               -
 Common stock, par value $.01 per share
   Authorized - 50,000,000 shares
   Outstanding - 7,624,719 shares and
   7,583,965, respectively                             76              76
   Additional paid-in capital                      38,689          38,566
   Retained earnings                                5,999          10,642
 Accumulated other comprehensive income -
   Cumulative translation adjustment                  (39)            (28)
 Treasury Stock, at cost - 20,573 shares             (411)           (411)
                                                  --------        --------
       Total shareholders' equity                  44,314          48,845
                                                  -------         -------
                                                  $94,935         $93,919
                                                  ========        ========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets






                     IEC ELECTRONICS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999
                      (in thousands, except share data)



                                        3 MONTHS ENDED      3 MONTHS ENDED
                                        June 30, 2000       June 25, 1999
                                        --------------      ------------------
                                          (Unaudited)        (Unaudited)

Net sales                                    $54,694             $37,522
Cost of sales                                 53,991              36,964
                                             -------             -------
     Gross profit                                703                 558

Selling and administrative expenses            3,051               2,632
Reversal of restructuring charges                (92)               -
Customer bankruptcy (recovery)                  -                   (102)
                                              -------             -------
      Operating loss                          (2,256)             (1,972)

Interest expense                                (598)               (284)
Other income, net                                 41                   9
                                              -------             -------
      Loss before benefit from
      income taxes                            (2,813)             (2,247)

Benefit from Income taxes                       -                   (541)
                                              -------             -------
Net Loss                                     ($2,813)            ($1,706)
                                             ========             =======
Net loss per common and common equivalent
 share:

  Basic                                       ($0.37)             ($0.23)
  Diluted                                     ($0.37)             ($0.23)

Weighted average number of common and
 common equivalent shares outstanding:

  Basic                                        7,604               7,563
  Diluted                                      7,604               7,563


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.




                     IEC ELECTRONICS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999
                      (in thousands, except share data)



                                         9 MONTHS ENDED      9 MONTHS ENDED
                                         June 30, 2000       June 25, 1999
                                         --------------      ------------------
                                         (Unaudited)        (Unaudited)

Net sales                                 $162,802            $108,657
Cost of sales                              159,703             108,227
                                           -------             -------
     Gross profit                            3,099                 430

Selling and administrative expenses          9,239               8,004
Reversal of restructuring charges             (949)               -
Customer bankruptcy (recovery)                -                   (102)
                                           -------             -------
      Operating loss                        (5,191)             (7,472)

Interest expense                            (1,512)               (560)
Life insurance Proceeds                      2,000                -
Other income, net                               55                -
                                           -------             -------
      Loss before benefit from
      income taxes                          (4,648)             (8,032)

Benefit from Income taxes                       (5)             (2,261)
                                           -------             -------

Net (Loss)                                $ (4,643)           $ (5,771)
                                           =======             =======
Net loss per common and common equivalent
 share:

  Basic                                     ($0.61)             ($0.76)
  Diluted                                   ($0.61)             ($0.76)

Weighted average number of common and
 common equivalent shares outstanding:

  Basic                                      7,583               7,563
  Diluted                                    7,583               7,563


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 25, 1999
                                 (in thousands)


                                                     9 MONTHS        9 MONTHS
                                                      ENDED           ENDED
                                                     JUNE 30,        JUNE 25,
                                                      2000            1999
                                                    ------------    ------------
                                                    (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                               ($4,643)        ($5,771)
 Adjustments to reconcile net loss to net
  cash (used in)provided by operating activities:
  Depreciation and amortization                           5,361           7,616
  Gain on sale of fixed assets                              (38)            (12)
  Amortization of cost in excess of net assets acquired     265             361
  Common Stock issued under Directors stock plan
  Issuance of Directors Fees in Stock                        22            -
 Changes in operating assets and liabilities:
   (Increase) decrease
     Accounts receivable                                 (8,537)          4,861
     Inventories                                         (5,526)        (11,641)
     Income taxes receivable                              2,966            (683)
     Other current assets                                   229            (556)
     Other Assets                                          (316)             24
   Increase (decrease)
     Accounts payable                                     3,369           9,359
     Accrued payroll and related expenses                (1,401)         (1,408)
     Accrued income taxes                                  -               -
     Accrued insurance                                      639            (597)
     Other accrued expenses                                 441              18
                                                        -------        --------
      Net cash provided by operating activities          (7,169)          1,571
                                                        -------        --------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment                (654)         (1,348)
 Proceeds from sale of building                            -                232
 Proceeds from sale of equipment                          1,369            -
 Utilization of restructuring provision for
        building/equipment                                 (142)           -
                                                        -------        --------
   Net cash used in investing activities                    573          (1,116)
                                                        -------        --------
Cash Flows from Financing Activities:
 Borrowings (repayments) under line of credit
        agreements                                        3,126          (2,300)
 Principal payments on long-term debt                      (526)           (158)
                                                        --------       --------
   Net cash provided by(used in)financing activities      2,600          (2,458)
                                                        --------       --------
 Net (decrease)increase in cash and cash equivalents     (3,996)         (2,003)
   Effect of exchange rates changes                         (11)            (11)
 Cash and cash equivalents at beginning of period         4,007           2,278
                                                        --------        --------
  Cash and cash equivalents at end of period             $  -              $264
                                                        ========       ========

Supplemental Disclosures of Cash Flow Information:
 Cash paid (received)during the period for:
  Interest                                               $1,528            $485
                                                      ==========      ==========
  Income taxes                                          ($2,950)        ($1,582)
                                                      ==========      ==========


Supplemental Disclosure of Noncash Information:
During the nine months ended June 30, 2000, the Company issued shares of its common stock in the amount $102 thousand in the settlement of an accrued liability

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000



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

Cash and Cash Equivalents

-------------------------
Cash and cash equivalents include money market and bank account balances. The Company's cash and cash equivalents are held and managed by institutions which follow the Company's investment policy. The fair value of the Company's finanical instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories

-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):


                     June 30, 2000      September 30, 1999
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $22,806                $23,226
  Work-in-process        13,448                  7,502
                    ----------------      ----------------
                        $36,254                $30,728
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

                     IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000


Unaudited Finanical Statements
------------------------------
The accompanying unaudited financial statements as of June 30, 2000, and for the three and nine months ended June 30, 2000 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K.



Net Loss per Common and Common Equivalent Share

--------------------------------------------------------
(in thousands, except for share and per share data)

                                        (Loss)Income  Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 30, 2000
 Basic EPS
  Loss available to common shareholders    ($2,813)       7,604,146     ($0.37)
                                           ====================================

June 25, 1999
 Basic EPS
  Loss available to common shareholders    ($1,706)       7,562,503     ($0.23)
                                           ====================================


                                        (Loss)Income  Shares        Per Share
     Nine Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 30, 2000
 Basic EPS
 Loss available to common shareholders     ($4,643)       7,582,992     ($0.61)
                                           ====================================

June 25, 1999
 Basic EPS
 Loss available to common shareholders     ($5,771)       7,562,503     ($0.76)
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

                     IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000


(2)   Comprehensive Income

      --------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and nine months ended June 30, 2000 and June 25, 1999.(in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     June 30,       June 25,
                                                       2000           1999
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)                                          $  (2,813)     $  (1,706)
Other comprehensive income:
     Foreign currency translation adjustments              (4)            (8)
                                                    ----------     -----------
Comprehensive loss                                  $  (2,817)     $  (1,714)
                                                    ----------      ----------

                                                     9 MONTHS       9 MONTHS
                                                       ENDED          ENDED
                                                     June 30,       June 25,
                                                       2000           1999
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net (loss)income                                    $  (4,643)     $  (5,771)
Other comprehensive income:
     Foreign currency translation adjustments             (11)          (194)
                                                    ----------     -----------
Comprehensive loss                                  $  (4,654)     $  (5,965)
                                                    ----------     -----------
(3) Financing Arrangements

    ----------------------

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, the new agreement is a three year secured asset based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000. At
June 30, 2000, $20.2 million was outstanding with $14.3 million available under the new three year secured asset based facility.

The Company is required to meet certain financial covenants in relation to its aforementioned credit facilities. At June 30, 2000, and through the date of this filing, the Company was in compliance with these debt covenants. During the fourth quarter, Management has begun working with its lenders to obtain amendments to its debt agreement and/or waivers to certain of its financial ratio covenants. If the Company is not able to obtain the necessary amend-ments and/or waivers, management believes that the Company may default on cer-tain of these covenants during the fourth quarter of this fiscal year. However, management believes that such amendments and/or waivers will be successfully obtained.


(4) Life Insurance Proceeds

    -----------------------

The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million


(5) Litigation

    -------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                     IEC ELECTRONICS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


(6) Accounting Pronouncements

------------------------------------

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


(7)  Longford Operations

     -------------------
In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $949 thousand from the reversal of a previously established restructuring reserve.

                      Management's Discussion and Analysis
                     ------------------------------------

Results of Operations - Three Months Ended June 30, 2000, Compared to the
--------------------------------------------------------------------------
Three Months Ended June 25, 1999.
----------------------------------
Net sales for the three months ended June 30, 2000, were $54.7 million, compared to $37.5 million for the comparable period of the prior fiscal year, an increase of 45.9%. The increase in sales is primarily due to an increase in demand from the Company's two largest customers. Turnkey sales for the quarter represented 97% and 97% of net sales for the comparable period of the prior fiscal year.

Gross profit was $0.7 million or 1.3% of net sales for the three month period ended June 30, 2000 versus $0.6 million or 1.5% of sales in the comparable period of the prior fiscal year. The minimal increase in gross profit is due to improved fixed manufacturing overhead absorption being mitigated by increased material and direct labor costs.

Selling and administrative expenses increased to $3.1 million for the three months ended June 30, 2000, from $2.6 million in the comparable quarter of the prior fiscal year. This increase is primarily due to increases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses decreased to 5.6% from 7.0% in the comparable period of the prior fiscal year.

Net loss for the quarter was ($2.8)million versus ($1.7)million in the comparable period of the prior fiscal year. Loss per share was ($0.37) as compared to loss per share of ($0.23) in the comparable period of prior fiscal year. Excluding the reversal of the previously established re-structuring charge for the closure of the Longford facility of $92 thousand, the net loss would have been ($2.9) million or ($0.38) per share in the current quarter.

Higher accounts receivable levels are reflective of the increased volume of sales.

At quarter-end the inventory level was $36.3 million, up from $30.7 million since the beginning of the fiscal year. This represents annualized turnover of
5.4. Inventory growth to support increasing production levels is currently a major focus item at IEC.



Results of Operations - Nine months Ended June 30, 2000, compared to nine
------------------------------------------------------------------------
months ended June 25, 1999.
----------------------------
Net sales for the nine months ended June 30, 2000, were $162.8 million, as compared to $108.7 million for the comparable period of the prior fiscal year, an increase of 49.8%. Turnkey sales represented 97% and 96% of net sales for the comparable period of the prior fiscal year.

Gross profit was $3.1 million or 1.9% of sales in fiscal 2000 versus $0.4 million or 0.4% of sales in the comparable period of the prior fiscal year. The increase was due to higher sales volume and improved fixed manufacturing overhead absorption.

Selling and administrative expenses increased to $9.2 million for the nine months ended June 30, 2000, from $8.0 million in the comparable period of the prior fiscal year. This increase is primarily due to increases in sales commissions, salary and other expenses. As a percentage of net sales, selling and administrative expenses decreased to 5.7% from 7.4% in the comparable period of the prior fiscal year.

Net loss for the nine months was($4.6) million versus ($5.8) million in the comparable period of the prior fiscal year. Loss per share was ($0.61) as compared to loss per share of ($0.76) per share in the comparable period of the prior fiscal year. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $949 thousand, and the life insurance proceeds of $2.0 million, the net loss would have been ($7.6) million or ($1.00) per share in the current period.

Higher accounts receivable levels are reflective of the increased volume of sales.

Liquidity and Capital Resources
-------------------------------
Net sales for the month of June 2000 were $24.9 million, representing 45.5% of the total net sales for the three month period ending June 30, 2000. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, the new agreement is a three year secured asset based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five year amortization beginning in April 2000. At
June 30, 2000, $20.2 million was outstanding with $14.3 million available under the new three year secured asset based facility.

The Company is required to meet certain financial covenants in relation to its aforementioned credit facilities. At June 30, 2000, and through the date of this filing, the Company was in compliance with these debt covenants. During the fourth quarter, Management has begun working with its lenders to obtain amendments to its debt agreement and/or waivers to certain of its financial ratio covenants. If the Company is not able to obtain the necessary amend-ments and/or waivers, management believes that the Company may default on cer-tain of these covenants during the fourth quarter of this fiscal year. However, management believes that such amendments and/or waivers will be successfully obtained.

Subject to the foregoing, the Company believes that its funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.


Year 2000 Conversion
--------------------

The Company completed its Year 2000 Project ("Y2K") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of June 30, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

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

Forward-looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the Company's Form 10K for the fiscal year ending September 30, 1999 and its other filings with the Securities and Exchange Commission.


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



                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August xx, 2000               /s/Russell E. Stingel
                                    -----------------------------
                                       Russell E. Stingel
                                       Chairman of the Board and
                                       Interim Chief Executive Officer



Dated: August xx, 2000              /s/Richard L. Weiss
                                   ------------------------------
                                       Richard L. Weiss
                                       Vice President and
                                       Chief Financial Officer