Form 10-K
period 2000-09-30
IEC ELECTRONICS CORP
filed 2000-12-22
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 2000 or
                                 ------------------


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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $2,520,923 as of December 19, 2000 based upon the closing price of the registrant's common stock on the Nasdaq National Market on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

As of December 19, 2000, there were outstanding 7,628,848 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2001 are incorporated into Part III of this Form 10-K

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

                                     PART I



ITEM 1.  BUSINESS
-----------------

      IEC Electronics Corp. ("IEC") is an independent contract manufacturer of complex printed circuit board assemblies and electronic products and systems. The Company believes that it is a significant provider of contract electronics manufacturing services based upon its state-of-the-art manufacturing facilities, volume of production and quality of its services. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. The Company believes that, based upon its volume of production, it is one of the larger independent SMT contract manufacturers in the United States. As a full-service contract manufacturer, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired Calidad Electronics, Inc. ("Calidad"), located in Edinburg, Texas. In September 1997, Calidad's name was changed to IEC Electronics-Edinburg, Texas Inc. ("Edinburg"). In November 1994, the Company acquired Accutek, Inc. ("Accutek"), located in Arab, Alabama. In October
1997, Accutek's name was changed to IEC Arab, Alabama Inc. ("Arab"). In
August 1998, the Company through its newly created Irish subsidiary, IEC Electronics - Ireland Limited,("Longford"), acquired certain assets of Ohshima Manufacturing Limited ("Ohshima")located in Longford, Ireland.

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Edinburg and Arab until January 26, 2000 when each of Edinburg and Arab merged into IEC and also from August 31, 1998, Longford, (collectively, the "Company"). In December 1999, the Company closed its underutilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

     In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit from the reversal of a previously established restructuring reserve which included $.8 million in February relating to the lease and $.2 million receivable from Ohshima on its guarantee.

     In October 1998, the Company closed its Alabama facility for which it had previously recorded a restructuring charge of $4.7 million in the fourth quarter of fiscal 1998. The majority of the facility's larger customers have been transferred to the Company's other facilities, the equipment has been moved to the Company's other locations, a certain portion of the Alabama real estate was sold, and the balance of the real estate is currently marketed for sale.

      In December, 1998, the Company entered into a Shelter Services Agreement with a Texas Limited Partnership to lease and commence operations in a newly constructed 50,000 square foot facility in Reynosa, Mexico. This Maquiladora facility is manufacturing printed circuit board assemblies and wire harnesses. The facility's shipments began in April 1999. The Company anticipates that it will acquire the Mexican operations and assume the lease, which it previously guaranteed, of the Mexican facility during the second quarter of 2001.

      The Company has achieved world-class ISO 9002 certification for the Edinburg, Texas and Reynosa, Mexico plants, and is ISO 9001 certified at the Newark, New York plant. These certifications are international quality assurance standards that most OEMs consider crucial in qualifying their contract manufacturers.

      The Company's New York facility has received approval from the British Approvals Board for Telecommunications allowing it to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market.

     During 1998, the Company opened a state-of-the-art 8,000 square foot Technology Center at its Newark, New York manufacturing facility. During 2000, the Technology Center added pilot build to its services, which also include prototype assembly and the Advanced Materials Technology Laboratory. Design Engineering services are also provided at the Newark, New York facility.

      The Company's executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742, its internet address is www.iec-electronics.com, and its e-mail addresses include inq@iec-electronics.com and ir@iec-electronics.com.

Contract Electronics Manufacturing:  The Industry

      The contract electronics manufacturing industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. It provides quality product, delivered on time and at the lowest cost, to the OEM. This full range of services gives the OEM an opportunity to avoid large capital investments in plant, equipment and staff and allows the OEM to concentrate instead on the areas of its greatest strengths: innovation, design and marketing. Utilizing contract electronics manufacturing services such as those provided by IEC gives the customer an opportunity to improve return on investment with greater flexibility in responding to market demands and exploiting new market opportunities.

     In recent years, primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing contract manufacturers they can improve their competitive position, realize an improved return on investment and concentrate on areas of their greatest expertise such as research, product design and development and marketing. In addition, contract manufacturing allows OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider contract manufacturers an integral part of their business and manufacturing strategy. Accordingly, the contract electronics manufacturing industry has experienced significant growth as OEMs have established long-term working arrangements with contract manufacturers such as IEC.

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


     The Company continually evaluates emerging technology and maintains a technology road map to ensure relevant processes are available to its customers when commercial and design factors so indicate. The current generation of interconnection technologies include chip scale packaging and ball grid array
(BGA) assembly techniques. The Company has placed millions of plastic BGA's since 1994 and this year added Ceramic BGA placement for networking customers to its service offerings. Future advances will be directed by the Company's Technology Center which combines Prototype and Pilot Build Services with the capabilities of the Advanced Materials Technology Laboratory, and is supported by the Design Engineering Group.

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

      As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 2000, the Company invested approximately $1.8 million in capital equipment.
The vast majority of this amount was invested to upgrade equipment and process automation projects. The Company believes that it operates one of the largest SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that contract manufacturers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the contract manufacturing industry.


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


Products and Services

     The Company manufactures a wide range of assemblies which are incorporated into hundreds of different products. The Company provides contract manufacturing services primarily for telecommunications equipment; measuring devices; medical instrumentation; imaging equipment; office equipment; micro, mini and mainframe computers; and computer peripheral equipment. During the fiscal year ended September 30, 2000 the Company provided contract manufacturing services to approximately 75 different customers, including Symbol Technologies, Inc. ("Symbol"), Lucent Technologies, Inc.("Lucent"), GenRad, Inc.("GenRad"), American Power Conversion ("APC"), Tellabs, Inc. ("Tellabs") and General Electric Company("GE"). The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.


Materials Management

     In fiscal 2000, 1999, and 1998, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented
97 percent, 95 percent and 98 percent of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

Suppliers

    Materials and components used in contract manufacturing, whether supplied by the OEM or by the Company, are available generally from a number of suppliers at negotiated prices which are firm for the life of the purchase order. However, at various times in the electronics industry there have been industry-wide short-ages of components which have temporarily delayed the Company's manufacture and shipment of products. The Company's business is not dependent upon any one supplier.

     In 1997, Master Distribution Programs were put in place with Arrow Electronics and Pioneer-Standard Electronics. These alliances have the benefit of reducing lead time on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during periods of component allocation, providing better payment terms, reducing overhead cost and providing access to global resources.

Marketing and Sales

     The Company markets its services through a direct sales force of 5 individuals, 15 program managers and 7 independent manufacturers' representatives, who currently employ approximately 30 sales people. In addition to the sales and marketing staff, the Company's executives are closely involved with marketing efforts. The Company conducts extensive market research to identify industries and to target companies where the opportunity exists to provide contract manufacturing services across a number of product lines and product generations.

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

Backlog

      The Company's backlog as of September 30, 2000 and September 30, 1999 was approximately $162 million and $125 million, respectively. At December 15, 2000, the backlog was $115.8 million. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 18 months. Substantially all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


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



Employees

      The Company's employees numbered approximately 1,509 at November 15,
2000, including 163 employees (of which 20 are under contract in Mexico) engaged in engineering, 1,161 (of which 260 are under contract in Mexico) in manufacturing and 185 (of which 8 are under contract in Mexico) in administrative and marketing functions. None of the Company's U.S. employees are covered by a collective bargaining agreement and the Company has not experienced any work stoppages. Management believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, and by virtue of its Texas location in the Rio Grande Valley. The contract employees in Reynosa, Mexico are 30 miles across the border from Edinburg.



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

     Stockholders should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to such analysts any material non-public information or other confidential information. Accordingly, stockholders should not assume that the Company agrees with any statement or report issued by any analyst regardless of the content of such statement or report. Accordingly, to the extent that reports issued by a securities analyst contain any projections, forecasts, or opinions, such reports are not the responsibility of the Company.


Customer Concentration; Dependence On the Electronics Industry

     A small number of customers are currently responsible for a significant portion of the Company's net sales. During fiscal 2000, the Company's five largest customers accounted for 75% of consolidated net sales, and in the fiscal years 1999 and 1998, the Company's ten largest customers accounted for 75% and 72%, respectively, of consolidated net sales. During fiscal 2000, Lucent, Symbol and GenRad, accounted for 35%, 16% and 11%, respectively, of consolidated net sales. The Company is dependent upon continued revenues from its largest customers. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Revenue Fluctuations

     The Company's revenues have fluctuated over the past five fiscal years. Net sales were $179.7 million in fiscal 1996, $260.7 million in fiscal 1997, $248.2 million in fiscal 1998, $157.5 million in fiscal 1999 and $204.2 million in fiscal 2000. Although the Company continues to broaden its portfolio of customers there can be no assurance that its revenues will increase. There can also be no assurance that the Company will successfully manage the integration of any business it may acquire in the future. As the Company manages its geographically dispersed operations and expands its operation in Mexico, it may experience certain inefficiencies. In addition, the Company's results of operations could be adversely affected if any of its facilities do not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.



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

Competition

     The electronics assembly and manufacturing industry is comprised of a large number of domestic and offshore companies, several of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate its capacities against the merits of manufacturing products internally. The Company competes with different companies depending on the type of service or geographic area. Certain of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development, and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, and price. To be competitive, the Company must provide technologically advanced manufacturing services, high product quality levels, flexible delivery schedules, and reliable delivery of finished products on a timely and price-competitive basis. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures, particularly with respect to manufacturers with facilities established where labor costs are lower.



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


ITEM 2.  PROPERTIES
-------------------

     The Company's administrative and principal manufacturing facility is located in Newark, New York and contains an aggregate of approximately
300,000 square feet. The IEC Edinburg, Texas manufacturing facility consists of approximately 87,000 square feet. The Reynosa, Mexico facility consists of approximately 50,000 square feet, which is leased under an agreement expiring in 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 2000, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 2000, were as follows:

      Name                  Age           Position

Russell E. Stingel          70          Chairman of the Board

Thomas W. Lovelock          57          President,Chief Executive Officer and
                                        Director

Richard L. Weiss            56          Vice President and
                                        Chief Financial Officer

Lawrence W. Swol            45          Vice President, Supply Chain Management

William A. Nabors           59          Vice President, Manufacturing Operations

Stephen H. Hotchkiss        50          Vice President, New Business Development

Kevin J.  Monacelli         46          Controller


     Russell E. Stingel has served as Chairman of the Board since February 1997, and as a director since October 1996. From July 1996 until his retirement on September 30, 1999, he was Chief Executive Officer of the Company, and from December 12, 1999, until August 21, 2000, he was interim Chief Executive Officer. Mr. Stingel also served as President of the Company (February 1996 - June 1997) and Executive Vice President, Secretary and General Manager of the Company (1977-February 1996). He was previously employed as President of the Ward Hydraulics Division of Figgee International Holdings, Inc. and in various management positions by General Dynamics Corporation.

    Thomas W. Lovelock has served as IEC's President and Chief Executive Officer and as a Director since August 21, 2000. He was previously employed as President and Chief Executive Officer of Group Technologies, a contract electronics manufacturing company and subsidiary of Sypris Solutions in Tampa, Florida.
Mr. Lovelock has also held the positions of President and Chief Executive Officer (1992-1997) at Bell Technologies,Inc., Vice President of Operations in the Communications Manufacturing Division of E-Systems, and various management positions at Analog Devices and Motorola.

    Richard L. Weiss became Vice President and Chief Financial Officer of the Company on October 1, 1999, having joined the Company as Director of Finance in August 1999. Prior thereto, he had been Vice President, Finance of Microwave Data Systems, a division of California Microwave, Inc.(1990 - 1998). From 1974 - 1990, Mr. Weiss was employed by the RF Communications Group of Harris Corp. as a Manager of Finance and Operations and in various other managerial positions.

     Lawrence W. Swol has served as Vice President of Supply Chain Management since October 1, 2000. He previously held the position of Vice President and General Manager - International Operations from April 1999 - October 2000. Prior thereto, he was Vice President/General Manager - Texas (November 1997 - April 1999). He was previously employed as General Manager of Ogden Atlantic Design - Mexico Operations, an electronics manufacturing services company (October 1995 - November 1997). and by Miltope Corporation as Vice President, Operations (1992 -1995).

   William A. Nabors became Vice President, IEC Manufacturing Operations on October 1, 2000. He previously held the position of Vice President and General Manager of Newark Operations, since joining IEC on June 8, 2000. Mr. Nabors previously held the position of Vice President and General Manager (during 1998) of Austin High Volume Mfg. at XeTel Corporation. He also was Vice President (June 1, 1995 - October 1, 1997) of Manufacturing Operations at Tanisys Technology, and held key management positions at Compaq Computer.

      Stephen H. Hotchkiss became Vice President of New Business Development on October 1, 2000. He previously served as Vice President, Sales and Marketing since November 1997. Prior thereto, he had been Director of Sales and Marketing (November 1996 - November 1997), Sales Manager (March 1996 - November 1996), and Sales Representative (1977 - 1996).

       Kevin J. Monacelli joined IEC on May 31, 2000 as Director of Corporate Finance and was appointed Company Controller on November 30, 2000. He previously worked for 22 years in finance at Alling and Cory/xpedx, serving as its Controller the last 17 years. Prior to that, Mr. Monacelli was employed at Deloitte and Touche in Rochester, NY.

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

                                              Closing Sales Price
      Period                                   High        Low
October 1, 1998 - December 31, 1998            $ 6.188     $ 3.500
January 1, 1999 - March 30, 1999               $ 5.000     $ 3.250
April 1, 1999 - June 30, 1999                  $ 3.875     $ 3.250
July 1, 1999 - September 30, 1999              $ 5.500     $ 2.625
October 1, 1999 - December 31, 1999            $ 3.063     $ 1.000
January 1, 2000 - March 30, 2000               $ 3.781     $ 2.000
April 1, 2000 - June 30, 2000                  $ 2.969     $ 1.500
July 1, 2000  - September 30, 2000             $ 2.875     $ 1.500



      The closing price of the Company's Common Stock on the Nasdaq National Market on December 19, 2000 was $0.77.

      (b)  Holders.

           As of December 19, 2000, there were approximately 121 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 2000 and 1999. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                            Years Ended September 30,


Income Statement Data            2000       1999    1998(1)    1997     1996
----------------------         ------------------------------------------------

Net Sales                      $204,158   $157,488 $248,159  $260,686  $179,707
                               ------------------------------------------------

Gross (Loss) Profit            $  3,726   $ (5,766) $13,640   $28,094   $15,219
                               ------------------------------------------------

Operating (Loss) Income        $ (7,864)  $(22,051) $(7,554)  $12,321    $2,333
                               ------------------------------------------------

Net (Loss) Income              $ (8,031)  $(20,565) $(6,160)   $6,958    $2,498
                               ------------------------------------------------

Net (Loss) Income per Common
and common equivalent share:
    Basic                       $ (1.06)    $(2.72)  $(0.82)    $0.93     $0.34
    Diluted                     $ (1.06)    $(2.72)  $(0.82)    $0.91     $0.33
                                ------------------------------------------------

Common and Common
equivalent shares
    Basic                         7,590      7,563    7,542     7,442     7,412
    Diluted                       7,590      7,563    7,542     7,617     7,496
                                -----------------------------------------------
Balance Sheet Data:
Working Capital                 $30,929    $33,424  $31,764   $34,622   $25,959
                                -----------------------------------------------

Total Assets                    $89,492    $93,919  $98,665  $152,070  $109,521
                                -----------------------------------------------

Long-term debt, less current
 maturities                     $15,266    $16,547   $7,138    $6,988    $7,409
                                -----------------------------------------------


Shareholders' equity            $41,008    $48,845  $69,568   $75,461   $67,457
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

Overview
--------

     IEC had a challenging year in fiscal 2000 as it continued its transition from heavy reliance on customers in the personal computer industry to establishing a more diverse portfolio of customers. The Company took a number of important steps in 2000, including a strong emphasis on business development from new and existing customers, the start of full production at the Mexican facility, and the closure and sale of its Ireland facility.

     Analysis of Operations
     ----------------------
     (dollars in millions)

                                                       %                %
     For Year Ended September 30,     2000     1999   Change    1998    Change
                                      ----     ----   ------    ----    ------

     Net Sales                       $204.2   $157.5   29.7%    $248.2  (36.5%)



    The 29.7% increase in fiscal 2000 net sales compared to fiscal year 1999 was primarily due to the corporate strategy to broaden its customer base while maintaining the current level of production with its larger customers. The 36.5% decrease in fiscal 1999 net sales compared to fiscal year 1998 was mainly attributable to the loss of one major customer and the movement of a significant portion of another customer's production, to offshore facilities. Additionally, the Company is continuing to experience a shift from long-run, lower complexity customer contracts to shorter-run, higher complexity contracts. The Company has experienced a reduction in new orders of existing products from Lucent Technologies and anticipates a significant decline in revenues from this customer during fiscal year 2001. However, new orders from JDS Uniphase Corp. and GenRad are expected to generate sufficient revenue to compensate for the revenue decline from Lucent Technologies. Demand in the overall electronics manufacturing services industry remains generally strong and is being driven both by growth in the electronics industry and even more importantly, by increased outsourcing from OEMs. The Company's percentage of turnkey sales has remained steady. Such sales represented 97%,95% and 98% of net sales in fiscal 2000, 1999 and 1998, respectively.

     Gross Profit and Selling and Administrative Expenses
     ----------------------------------------------------
     (as a % of Net Sales)


      For Year Ended September 30,           2000        1999        1998
                                             ----        ----        ----

      Gross Profit                            1.8%       (3.7%)      5.5%

      Selling and Administrative Expenses     6.2%        7.8%       6.2%

     Gross profit as a percentage of sales increased over 5 percentage points in fiscal 2000 compared to fiscal 1999. This increase is primarily due to an increase in demand from the Company's two largest customers who provide higher margin percentages. This increase is also due to improved fixed manufacturing overhead absorption being mitigated by increased material and direct labor costs.

     Gross profit as a percentage of sales decreased more than 9 percentage points in fiscal 1999 compared to fiscal 1998. This decrease was a result of lower overhead absorption due to underutilized capacity, increased depreciation from a revaluation and reduction of the useful lives of production equipment, change of customer mix, greater customer product complexity with requests for design changes, and multiple new customer and product launches. Frequent design changes and customer start-ups caused manufacturing production interruptions, restarts and increased set-up expenses, creating excess production downtime.

      Selling and administrative expenses as a percentage of sales decreased to 6.2% compared to 7.8% in fiscal 1999. The primary reason for the fiscal year decrease in SG&A expenses as a percentage of sales is the increase in the sales base. In fiscal year 1999, SG&A expenses as a percentage of sales increased from fiscal 1998's 6.2 percent primarily due to a decrease in the sales base. Selling and administrative expenditures decreased in fiscal 1999 to $12.4 million from $15.3 million in fiscal 1998, as a result of decreases in commissions expense related to decreased net sales, and other cost-cutting measures. This was offset by increased depreciation due to the revaluation of the useful lives of the Company's equipment.

     Other Income and Expense
     ------------------------
     (dollars in millions)


      For Year Ended September 30,        2000        1999        1998
                                          ----        ----        ----

      Interest Expense                    $2.1        $1.1         $1.8

      Other Income                        $2.0          -            .3


     Interest Expense increased $1.0 million to $2.1 million in fiscal 2000 from $1.1 million in fiscal 1999, due to higher borrowing levels and higher interest rates throughout the year. Other income is composed of life insurance proceeds due to the death of the former Chief Executive Officer in December, 1999.
      Income Taxes
      ------------

      For Year Ended September 30,        2000        1999        1998
                                          ----        ----        ----

      Effective Tax Rate                   -%        (11.1%)     (31.9%)


     The Company paid no income tax in fiscal 2000 due to net losses from fiscal 1998 through fiscal 2000. The Company's zero effect tax benefit for fiscal 2000 was due to the full valuation allowance of the net deferred tax assets. The Company's low effective tax (benefit) rate of (11.1%) in 1999 resulted largely from the valuation allowance on net deferred tax asset that exceeded the Company's net operating loss carryback.

Restructuring Charge
--------------------
(dollars in millions)

For Year Ended September 30,        2000        1999        1998
                                    ----        ----        ----

 Restructuring Charge               $(1.0)      $4.0        $4.7

     In September 1999, the Company announced its plan to close its underutilized Irish operation (Longford) and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value
($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000) and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000 a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the rever-sal of a previously established restructuring reserve which included $.8 million relating to the lease and $.2 million from a guarantee from Ohshima. The Company recorded charges against the accrual of approximately $3.0 million and $900,000 during fiscal 2000 and fiscal 1999, respectively.

     In October 1998, the Company closed its underutilized Alabama facility and transferred many of the customers to its other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value
($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges of $0.2 million, $1.4 million and $1.3 million in fiscal 2000, 1999, and 1998, respectively. There have been no significant reallocations or re-estimates of the restructuring charges to date.


Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statement of Cash Flows for 2000, of the $4.0 million of cash available at the beginning of the year and additional borrowings of $4.4 million during the year, $7.5 million was used to fund operating activities, $0.7 million was used in net investing activities, and the remaining $0.2 million was used to pay down bank debt.

     Capital additions were $1.8 million in 2000 and $2.4 million in 1999. These expenditures were primarily used to upgrade the manufacturing capabilities of the Company.

     During May 1998, the Company refinanced its $33 million of available lines of credit with a three-year $65 million senior credit facility. In June 1999, the Company reduced the credit facility by $15 million to a $50 million senior credit facility as well as changing the rates and terms of borrowings. The credit facility was collateralized by a majority of the Company's assets. The Company was required to maintain certain financial ratios as well as being subject to other restrictions described in "Notes to Consolidated Financial Statements". The Company was not in compliance with all financial covenants as of September 30, 1999, and therefore entered into a forbearance agreement with the participating banks until an asset-based facility was in place. During the forbearance period, the lenders continued to make revolving loans pursuant to the amended Credit Agreement, upon payment of a forbearance fee and a revision to the interest and facility fee rate calculations.

     On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, and December 1, 2000, the new agreement is a three-year secured asset-based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At September 30, 2000, $17.4 million was outstanding consisting of $8.4 million and $9.0 million relating to the revolving credit facility and term loan, respectively, with $15.3 million available under the revolving credit facility.

     Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis, plus a margin. A facility fee is paid on the unused portion of the facility.

     The new credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum net worth, minimum net income after taxes, maximum debt-to-worth ratio, and minimum cash flow coverage. As of the date of this filing, the Company is in compliance with these debt covenants.

     The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from life insurance proceeds of approximately $2 million, which is included in other income.

    The Company believes its funds generated from operations and its credit facilities will be sufficient to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisi-tion opportunities. The funding of these future transactions, if any, may require the Company to obtain additional sources of financing.

Impact of Inflation
-------------------

     The impact of inflation on the Company's operations for the last three years has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Year 2000 Conversion
--------------------

The Company completed its Year 2000 Project ("Y2K") as scheduled, including addressing leap year calendar date calculation concerns. There have not been any significant interruptions of normal operations. As of September 30, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit bor-rowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on the Company's results of operations.

      .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    The information required by this item is incorporated herein by reference to pages 25 through 44 of this Form 10-K and is indexed under Item 14(a)(1) and (2).


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 28, 2001 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 28, 2001 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

    The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 28, 2001 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 28, 2001 and is incorporated in this report by reference thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  25
              Consolidated Balance Sheets as of
               September 30, 2000 and 1999..................................  26
              Consolidated Statements of Operations for the years
               ended  September 30, 2000, 1999 and 1998 ....................  28
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2000,
               1999 and 1998................................................  29
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2000, 1999 and 1998......................  30
              Notes to Consolidated Financial Statements....................  31
              Schedule I  Valuation and Qualifying Accounts.................  44

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.
 (3) Exhibits

Exhibit No.                     Title                                     Page

3.1             Amended and Restated Certificate of Incorporation
                of DFT Holdings Corp.  (Incorporated by reference to
                Exhibit 3.1 to the Company's Registration Statement
                on Form S-1, Registration No. 33-56498)
3.2             Amended Bylaws of IEC Electronics Corp.                       45
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4             Certificate of Merger of IEC Electronics Corp.
                into DFT Holdings Corp. - New York.  (Incorporated by
                reference to Exhibit 3.4 to the Company's Registration
                Statement on Form S-1, Registration No. 33-56498)
3.5             Certificate of Ownership and Merger merging IEC
                Electronics Corp. into DFT Holdings Corp. - Delaware. (Incorporated by reference to Exhibit 3.5 to the
                Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.6             Certificate of Merger of IEC Acquisition Corp. into
                IEC Electronics Corp.  (Incorporated by reference to
                Exhibit 3.6 to the Company's Registration Statement
                on Form S-1, Registration No. 33-56498)
3.7             Certificate of Amendment of Certificate of Incorporation of
                IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)
3.8             Certificate of Designations of the Series A
                Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998.
3.9             Articles of Incorporation of Calidad Electronics, Inc.
                (Incorporated by reference to Exhibit 3.7 to the
                Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
3.10            Articles of Amendments to the Articles of Incorporation
                of Calidad Electronics, Inc.  (Incorporated by reference to
                Exhibit 3.8 to the Company's Registration Statement on
                Form S-1, Registration No. 33-56498)
3.11 Statement of Change of Registered Office or Registered Agent or both by a Profit Corporation. (Incorporated by reference to
                Exhibit 3.9 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.12            By-laws of Calidad Electronics, Inc.  (Incorporated by
                reference to Exhibit 3.10 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.13 Certificate of Ownership and Merger merging IEC Electronics-Edinburg, Texas Inc. into IEC Electronics
                Corp. filed with the Secretary of State of the State of
                Delaware on January 26, 2000.                                 57
3.14            Articles of Merger of IEC Electronics-Edinburg, Texas Inc.
                into IEC Electronics Corp. filed with the Secretary of State
                of the State of Texas on January 26, 2000.                    58
3.15            Certificate of Ownership and Merger merging IEC Arab,
                Alabama, Inc. into IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on
                January 26, 2000.                                             60
3.16 Articles of Merger of IEC Arab, Alabama Inc. into IEC Electronics Corp. filed with the Secretary of State of the
                State of Alabama on January 26, 2000.                         61

4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)
10.1*           IEC Electronics Corp. Stock Option Plan, as amended.
                (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration
                No. 33-56498)
10.2*           Form of Amended and Restated Incentive Stock Option
                Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
10.3* Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.4 Documents Executed in Connection with the Acquisition of Certain Real Estate: (i) Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, Jacob A. Graybill and Robert M. Tyle, dated as of August 29, 1983. (ii) Bond Purchase Agreement among IEC Electronics Corp., Wayne County Industrial Development Agency, Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iii) Mortgage from the Wayne County Industrial Development Agency to Rodney J. Graybill, Robert M. Tyle and the Estate of Jacob A. Graybill, dated as of December 1, 1983. (iv) Lease Agreement between the Wayne County Industrial Development Agency and IEC Electronics Corp., dated as of December 1, 1983. (v) Amendment to Agreement for Purchase of Shares, for the Purchase of Certain Real Estate, and for Certain Other Matters among IEC Electronics Corp., Rettel Corporation, Rodney J. Graybill, the Estate of Jacob A. Graybill and Robert M. Tyle, dated as of December 28, 1983. (vi) Loan Agreement between IEC Electronics Corp. and The Village of Newark, dated as of December 28, 1983. (vii) Mortgage between Wayne County Industrial Development Agency and IEC Electronics Corp., as mortgagors, and Wayne County Industrial Development Agency, as mortgagee, dated December 28, 1983. (viii) Mortgage between Wayne County Industrial Development Agency and The Village of Newark, dated December 28, 1983. (ix) First Agreement of Amendment to Loan Agreement of December 28, 1983, between IEC Electronics Corp. and The Village of Newark, dated as of December 30, 1983. (x) Loan and Use Agreement among Wayne County Economic Development Corp., Wayne County Industrial Development Agency, IEC Electronics Corp. and New York Job Development Authority, dated December 30, 1983.
                (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.5*           Form of Indemnity Agreement.  (Incorporated by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.6 Credit Agreement dated as of May 16, 1998 among IEC Electronics Corp. and Any Designated Borrower(s) as "Borrowers" with the Lenders signatory thereto and The Chase Manhattan Bank as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998)
10.7 Consent and Waiver dated as of July 10, 1998 to Credit Agreement dated May 15, 1998. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.8 Amendment No. 1 and Consent dated as of November 6, 1998 to Credit Agreement dated as May 15, 1998. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.9* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Annual
                Report on Form 10-K for the year ended September 30, 1998)
10.10* Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.11* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.12* Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.13*          Employment Agreement between IEC Electronics Corp. and
                David W. Fradin (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997)

10.14*     Change in Control Agreement between IEC Electronics Corp. and
           Russell E. Stingel, dated as of May 1, 1998 (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.15*     Amendment No.1 to Employment Agreement, Restatement of
           Non Compete Agreement and Change in Control Agreement between IEC Electronics Corp. and David W. Fradin, dated as of May 1, 1998 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.16*     Form of Change-in-Control Agreement between IEC Electronics
           Corp. and each of its Vice Presidents, dated as of May 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.17* Severance Agreement between IEC Electronics Corp. and Joseph S. Schadeberg, dated as of November 12, 1998. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.18* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.)
10.19*     Amendment to IEC Electronics Corp. Savings and Security
           Plan effective June 1, 1998. (Incorporated by reference to Exhibit
           10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.20* IEC Electronics Corp. Director Compensation Plan (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.21      Amendment No. 2 and Consent (Mexico) dated as of November 19, 1998 to Credit Agreement dated as of May 15, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1998)
10.22 Amendment No. 3 (Ireland) and Waiver dated as of June 11, 1999 to Credit Agreement dated as May 15, 1998. (Incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 28, 1999)
10.23 Loan and Security Agreement dated as of December 28, 1999 among IEC ELECTRONICS CORP. and IEC ELECTRONICS-EDINBURG, TEXAS INC.(collec-tively, "Debtor") and HSBC BANK USA, as agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION
           ("GE Capital"), as Lenders (incorporated by reference to
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,1999)
10.24 Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 amont IEC ELECTRONICS CORP. ("IEC) and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as
           Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders (incorporated by refer-ence to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.25      Amendment No. 2 dated as of December 1, 2000 to Loan and
           Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC.("IEC-Edinburg")(collectively, "Debtor") and
           HSBC BANK USA, as Agent("Agent") and HSBC BANK USA ("HSBC Bank")
           and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as
           Lenders                                                            63
10.26* Retirement and Deferred Compensation Agreement dated September 30, 1999 between Russell E. Stingel and IEC Electronics Corp.(incor-porated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.27*     Employment Agreement made as of August 11, 2000 between IEC
           Electronics Corp. and Thomas W. Lovelock.                          66
10.28*     Employment Agreement made as of November 1, 2000, effective as of
           June 5, 2000, between IEC Electronics Corp. and William Nabors     74
11.1       Statement relating to computation of per share earnings. See Note
           8 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
11.2       Statement relating to Valuation and Qualifying Accounts. See Note
           8 to the Notes to the Company's Consolidated Financial
           Statements contained herein.
22.1       Subsidiaries of IEC Electronics Corp.                              82
24.1       Consent of Arthur Andersen LLP                                     83

          (b) Reports on Form 8-K:

          Report on Form 8-K dated August 21, 2000


*Management contract or compensatory plan or arrangement

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2000.


                          IEC Electronics Corp.


                          By:/s/Thomas W. Lovelock
                          -----------------------
                         Thomas W. Lovelock
                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

/s/Russell E. Stingel      Chairman of the Board
----------------------
(Russell E. Stingel)                                           December 19,2000


/s/Thomas W. Lovelock      President, Chief Executive Officer
----------------------     and Director                        December 19,2000
(Thomas W. Lovelock)

/s/Richard Weiss           Vice President and
-----------------          Chief Financial Officer
(Richard Weiss)           (Principal Financial
                           and Accounting Officer)             December 19, 2000


/s/David J. Beaubien       Director                            December 20, 2000
--------------------
(David J. Beaubien)


/s/Thomas W. Folger        Director                            December 19, 2000
--------------------
(Thomas W. Folger)


/s/W.Barry Gilbert         Director                            December 20, 2000
-------------------
(W.Barry Gilbert)


/s/Robert P. B. Kidd       Director                            December 19, 2000
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton         Director                            December 19, 2000
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                            December 20, 2000
-------------------
(Justin L. Vigdor)


/s/James C. Rowe           Director                            December 20, 2000
------------------
(James C. Rowe)


/s/Dermott O'Flanagan      Director                            December 20, 2000
------------------
(Dermott O'Flanagan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss) and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                           /s/Arthur Andersen LLP


Rochester, New York,
December 1, 2000




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999

                                 (in thousands)


                                     ASSETS

                                                            2000         1999
                                                        ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                             $   -        $   4,007
  Accounts receivable, net of allowance for doubtful
  accounts of $614 in 2000 and $176 in 1999                27,915       23,734
  Inventories                                              36,157       30,728
  Income taxes receivable                                   -            2,966
  Other current assets                                         75          516
                                                         ----------------------
        Total current assets                               64,147       61,951
                                                         ----------------------






PROPERTY, PLANT, AND  EQUIPMENT, net                       15,225       21,778
                                                         ----------------------






OTHER ASSETS:
   Costs in excess of net assets acquired, net              9,820       10,173
   Other assets                                               300           17
                                                         ----------------------
                                                           10,120       10,190
                                                         ----------------------
                                                        $  89,492    $  93,919
                                                         ======================



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999

                                 (in thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2000        1999
                                                      -------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                   $  2,105    $  1,053
  Accounts payable                                      25,295      21,819
  Accrued payroll and related expenses                   2,572       3,867
  Accrued insurance                                      1,583         798
  Other accrued expenses                                 1,663         990
                                                      -------------------------
        Total current liabilities                       33,218      28,527
                                                      -------------------------


LONG-TERM DEBT                                          15,266      16,547
                                                      -------------------------

COMMITMENTS & CONTINGENCIES (Note 10)                     -           -
                                                      -------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - none                      -           -
   Common stock, par value $.01 per
     share, authorized - 50,000,000
     shares; issued and outstanding -
     7,626,565 and 7,583,965 shares,
      respectively                                          76          76
   Additional paid-in capital                           38,332      38,566
   Retained earnings                                     2,611      10,642
   Accumulated other comprehensive loss                   -            (28)
   Treasury stock, at cost - 573 and 20,573 shares,
      respectively                                         (11)       (411)
                                                      -------------------------
        Total shareholders' equity                      41,008      48,845
                                                      --------------------------
                                                       $89,492     $93,919
                                                      =========================


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                        (in thousands, except share data)



                                             2000      1999      1998
                                          --------------------------------

Net sales                                  $ 204,158  $ 157,488 $ 248,159


Cost of sales                                200,432    163,254   234,519
                                          --------------------------------
    Gross profit (loss)                        3,726     (5,766)   13,640

Selling and administrative expenses           12,634     12,422    15,319
Customer (recovery) bankruptcy                   -         (102)    1,130
Restructuring (benefit) charge                (1,044)     3,965     4,745
                                          --------------------------------
    Total operating expenses                  11,590     16,285    21,194
                                          --------------------------------

    Operating loss                            (7,864)   (22,051)   (7,554)

Interest expense                               2,134      1,124     1,768

Other income, net                              1,962         19       283
                                          --------------------------------
    Loss before income taxes                  (8,036)   (23,156)   (9,039)

Benefit from income taxes                         (5)    (2,591)   (2,879)
                                          --------------------------------

Net loss                                   $  (8,031) $ (20,565)$  (6,160)
                                          ================================

Net loss per common and
    common equivalent share
    Basic and diluted                      $   (1.06) $   (2.72)$   ( .82)
                                         =================================


Weighted average number of common
 and common equivalent shares outstanding
   Basic and diluted                       7,590,046 7,562,727 7,541,541
                                           ========= ========= =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) AND SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                 (in thousands)
                                                                                    Accumulated
                                                                                      Other
                              Comprehensive                Additional               Comprehensive                   Total
                                 Income        Common        Paid-In    Retained      Income      Treasury      Shareholders'
                                 (Loss)         Stock        Capital    Earnings      (Loss)       Stock           Equity
                             ----------------------------------------------------------------------------------------------
BALANCE, September 30, 1997                    $    75         $38,430    $37,367         -             $(411)      $75,461

 Exercise of stock options                           1             133       -            -             -               134

 Net loss                     $  (6,160)          -               -        (6,160)        -             -            (6,160)

 Other comprehensive income,
   currency translation
   adjustments                      133           -               -          -            133           -               133
                            ------------------------------------------------------------------------------------------------
 Comprehensive loss            $ (6,027)
                               =========

BALANCE, September 30, 1998                         76          38,563     31,207         133            (411)       69,568

 Shares issued under Directors
   Stock Plan                                     -                  3       -            -             -                 3

 Net loss                     $ (20,565)          -               -       (20,565)        -             -           (20,565)

 Other comprehensive income,
   currency translation
   adjustments                     (161)          -               -          -           (161)          -              (161)
                             ------------------------------------------------------------------------------------------------------
 Comprehensive loss            $(20,726)
                               =========

BALANCE, September 30, 1999                         76          38,566     10,642         (28)           (411)       48,845

  Executive Signing Bonus                                         (181)                                   200            19

  Shares issued in lieu of cash
    to suppliers and others                       -                (78)      -            -               200           122

  Shares issued under Directors                   -                 25       -            -             -                25
  Stock Plan

  Net loss                     $ (8,031)          -               -        (8,031)        -             -            (8,031)

  Other comprehensive income,
    currency translation
    adjustments                      28          -               -          -              28           -                28
                             ------------------------------------------------------------------------------------------------------
  Comprehensive loss           $ (8,003)
                               =========
BALANCE, September 30, 2000                    $    76         $38,332    $ 2,611      $  -        $      (11)      $41,008
                                               ====================================================================================



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Page 29 of 83

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (in thousands)
                                                        2000      1999    1998
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (8,031)$(20,565) $(6,160)
   Adjustments to reconcile net loss
    to net cash (used in) provided by operating
    activities:
     Depreciation and amortization                      7,546   15,145   10,013
     Deferred income taxes                                -        322   (2,341)
     Gain on sale of fixed assets                          18      (33)    (165)
     Amortization of costs in excess of net assets
        acquired                                          353      400      475
     Common stock issued under Directors Stock Plan        25        3     -
     Goodwill, equipment and building writedown
        (recovery) related to restructuring              (365)   2,137    2,376
     Changes in operating assets and liabilities:
      (Increase)Decrease
        Accounts receivable                            (4,180)    (930)  26,211
        Inventories                                    (5,429) (10,687)  25,538
        Income taxes receivable                         2,966   (1,009)  (1,960)
        Other current assets                              441      (85)    (307)
        Other assets                                     (284)     252     (206)
      Increase (Decrease)
       Accounts payable                                  (909)   8,474  (30,617)
       Accrued payroll and related expenses            (1,295)      17   (1,783)
       Accrued income taxes                               -         -    (1,887)
       Accrued insurance                                  775     (555)   1,353
       Other accrued expenses                             823      610      (99)
                                                       ------------------------
        Net cash (used in) provided by
                 operating activities                  (7,546)  (6,504)  20,441
                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (1,824)  (2,434)  (8,092)
 Purchase of certain assets of Ohshima Manufacturing      -        -     (1,173)
 Proceeds from sale of equipment                        1,294      310      655
 Utilization of restructuring provision for
   building/equipment                                    (116)     -       -
                                                       -------------------------
          Net cash used in investing activities          (646)  (2,124)  (8,610)
                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in drafts payable                         4,385     -        -
 Exercise of stock options and warrants                  -        -         134
 Net borrowings(repayments) under revolving credit
   facilities                                             824   10,600  (10,530)
 Proceeds from long-term debt                            -        -      16,380
 Principal payments on long-term debt                  (1,052)    (158) (19,501)
                                                      --------------------------
           Net cash (used in) provided by
               financing activities                     4,157   10,442  (13,517)
                                                      --------------------------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS    (4,035)   1,814   (1,686)

Effect of exchange rate changes                            28      (85)      43

CASH AND CASH EQUIVALENTS, beginning of year            4,007    2,278    3,921
                                                       -------------------------
CASH AND CASH EQUIVALENTS, end of year                $   -    $ 4,007  $ 2,278
                                                       =========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                       $ 1,996      926  $ 1,645
                                                       =========================
       Income taxes, net of refunds received          $(2,971) $(1,907) $ 3,261
                                                       =========================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2000, 1999 AND 1998



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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Edinburg and Arab, until January 26, 2000 when each of Edinburg and Arab merged into IEC; and also includes from August 31, 1998, Longford (collectively, the "Company"). In December 1999, the Company closed its underutilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

The Company recognizes revenue upon shipment of product for both turnkey and consignment contracts.

In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial State-ments" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of the beginning of the fourth quarter of fiscal 2001. Management is in the process of assessing the potential impact on the results of operations.

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

Accounts Payable

Trade accounts payable include drafts payable of $4.4 million and $0.0 million at September 30, 2000, and September 30, 1999, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.

In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit from the reversal of a previously established restructuring reserve which included $800,000 in February relating to the lease and $200,000 in August from a guarantee from Ohshima.

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

During the fourth quarter of 1999, certain fixed assets were no longer in use and identified as impaired. The equipment has been marketed for sale, and as such, the carrying value of these assets was written down to the estimated recoverable sales value, net of commissions obtained from appraisals and used equipment quotations. The effect of this impairment recognition totalled approximately $400,000 and was included with depreciation expense for the year ended September 30, 1999. (In fiscal 2000, $160,000 of these assets were returned to active use due to volume increases.)

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

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired of $14.1 million is being amortized on a straight-line basis over 40 years. The balance is presented net of accumulated amortization of $4.3 million and $3.9 million at September 30, 2000 and 1999, respectively. Amortization of $353,000, $400,000, and $475,000 was charged against operations for the years ended September 30, 2000, 1999, and 1998, respectively.

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This is accomplished by comparing the estimated undis-counted future cash flows of the asset grouping with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the discounted future cash flows.

The write-off of net goodwill in the amount of $670,000, related to the Longford operations was charged to the restructuring reserve in fiscal 1999. The write-off of net goodwill of approximately $1.3 million during fiscal 1998 related to the Alabama facility and was charged to the restructuring reserve. See Note 2.

Net Income per Common and Common Equivalent Share


                                      (Loss)           Shares         Per Share
     Year-Ended                       (Numerator)    (Denominator)     Amount
------------------------              ------------    ------------    ---------
September 30, 2000
  Basic EPS
   Loss available to
    common shareholders               $   (8,031)      7,590,046      $   (1.06)
                                      ===========      =========       =========
September 30, 1999
  Basic EPS
   Loss available to
    common shareholders               $  (20,565)      7,562,727      $   (2.72)
                                      ===========      =========       =========
September 30, 1998
  Basic EPS
   Loss available to
    common shareholders               $   (6,160)      7,541,541      $    (.82)
                                      ===========      =========       =========



Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the year.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary are translated based on the current exchange rate at the end of the period for the balance sheet and weighted-average rate for the period for the statement of operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.

Comprehensive Income

Comprehensive income consists of foreign currency translation adjustments and is presented in the statements of comprehensive income (loss)and shareholders' equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RESTRUCTURING:

In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit from the reversal of a previously established restructuring reserve which included $800,000 in February relating to the lease and $200,000 in August from a guarantee from Ohshima.

In September 1999, the Company announced its plan to close its underutilized Longford operations and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000), and repayment of a grant provided by the Irish Development Agency ($681,000).
The Company recorded charges against the accrual of approximately $3.0 million and $900,000 during fiscal 2000 and fiscal 1999, respectively.

Originally, in August 1998, the Company acquired certain assets of Ohshima Electronics Manufacturing Limited (Ohshima) located in Longford, Ireland, for an initial purchase price of approximately $1.2 million. The acquisition was funded through the Company's existing senior credit facility and accounted for as a purchase. The purchase price exceeded the fair market value of net assets by approximately $740,000, which was being amortized on a straight-line basis over 15 years. The accompanying financial results include the results of Longford from the date of acquisition (August 31, 1998).

In August 1998, the Company announced plans to close its Alabama operations
(Arab) and to transfer many of the customers served in that facility to the Company's other operations in New York and Texas. The restructuring charge of $4.7 million relates primarily to the write-down of assets to be disposed of, to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of $200,000, $1.4 million and $1.3 million during fiscal 2000, fiscal 1999 and fiscal 1998, respectively. There were no significant reallocations or re-estimates to date.

3.    INVENTORIES:

The major classifications of inventories are as follows at September 30 (in thousands):

                            2000     1999
                          -------- --------

   Raw materials           $23,331 $23,226
   Work-in-process           8,418   5,705
   Finished goods            4,408   1,797
                          -------- --------
                           $36,157 $30,728
                          ======== ========



4.    PROPERTY, PLANT, AND EQUIPMENT:

The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 2000     1999
                                -------- --------

Land and land improvements      $ 1,140  $ 1,199
Buildings and improvements        9,694   11,271
Machinery and Equipment          63,811   66,873
Furniture and fixtures            6,621    6,266
                                -------- --------
                                 81,266   85,609
Less- Accumulated depreciation
   and amortization             (66,041) (63,831)
                                -------- --------
                                $15,225  $21,778
                                ======== ========

Depreciation and amortization was $7.5 million, $15.1 million, and $10.0 million for the years ended September 30, 2000, 1999 and 1998, respectively.

Included in property, plant and equipment are land and land improvements with a net book value of approximately $100,000, buildings and improvements with a net book value of approximately $1.3 million which are currently available for sale.

The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                         10 years
Buildings and improvements          10 to 40 years
Machinery and equipment              3 to  5  years
Furniture and fixtures               3 to  7  years

5.    LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                                                 2000     1999
                                                               -------- -------
   Senior debt facility obtained through revolving line of
    credit.                                                    $17,371  $17,600

   Less- Current portion, based on the terms of the new
   credit facility                                               2,105    1,053
                                                               -------- -------
                                                               $15,266  $16,547
                                                               ======== =======


During May 1998, the Company refinanced its $33.0 million of available lines of credit with a three-year $65.0 million senior credit facility with a bank group. In June 1999, the Company reduced the credit facility by $15.0 million to a $50.0 million senior credit facility as well as changing the rates and terms of the borrowings. Interest on this revolving credit facility was determined at the Company's option on a LIBOR or prime rate basis, plus a margin. Additionally, a facility fee was paid on the unused portion of the facility.

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

 On December 28, 1999, the Company refinanced its existing credit facility with a new bank group. As amended on March 30, 2000, and December 1, 2000, the new agreement is a three-year secured asset-based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10.0 million three-year term loan with monthly principal installments based on a five-year amortization beginning in April 2000. At September 30, 2000, $17.4 million was outstanding consisting of $8.4 million and $9.0 million relating to the revolving credit facility and term loan, respectively, with $15.3 million available under the revolving credit facility.

The Company is required to make an election to select either the prime rate or LIBOR, as the basis for the interest rate calculation, any change in election is subject to the terms of the credit agreement.

The interest rate on the revolving credit facility is calculated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate or LIBOR plus 185 basis points to a maximum of prime rate plus 3/4 percent or LIBOR plus 350 basis points. Based on the Company's debt-to-worth ratio at September 30, 2000, the interest rate on the revolving credit facility is
9.89 percent.

The interest rate on the term note is calculated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate plus 1/8 percent or LIBOR plus 200 basis points to a maximum of prime rate plus 1 percent or LIBOR plus 375 basis points. Based on the Company's debt-to-worth ratio at September 30, 2000, the interest rate on the term loan is 10.14 percent.

     The new credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum net worth, minimum net income after taxes, maximum debt-to-worth ratio, and minimum cash flow coverage. As of the date of this filing, the Company is in compliance with these debt covenants, as amended.

Based on the terms of the new asset based facility, the aggregate annual maturities of long-term debt at September 30, 2000 are as follows
(in thousands):

                                   Year               Amount
                                   ----               ------
                                   2001             $  2,105
                                   2002                2,105
                                   2003               13,161
                                                      ------
                                                    $ 17,371
                                                      ======

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

6.    LIFE INSURANCE PROCEEDS:

The Company's President and Chief Executive Officer died suddenly on
December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million, which is included in other income.


7.    INCOME TAXES:

The benefit from income taxes in fiscal 2000, 1999 and 1998 is summarized as follows (in thousands):
                                            2000      1999      1998
                                          -------   -------   -------

Current
   Federal                                   -      $ (3,083) $  (747)
   State/Other                            $    (5)       170      209
Deferred                                     -           322   (2,341)
                                          --------  --------- --------
    Benefit from income taxes, net             (5)  $ (2,591) $(2,879)
                                           =======  ========= ========


The components of the deferred tax asset (liability) at September 30 are as follows(in thousands):

                                                      2000           1999
                                                      ----           ----
Ireland losses                                       $  -           $2,040
Net operating loss and AMT credit carryovers          6,747            714
Accelerated depreciation                             (1,750)        (1,746)
New York state investment tax credits                 3,300          3,301
Compensated absences                                    350            349
Inventories                                           1,463          1,836
Receivables                                             132             62
Restructuring reserve                                   518            637
Other                                                    41            463
                                                     -------         -------
                                                     10,801          7,656
Valuation allowance                                 (10,801)        (7,656)
                                                     -------         -------
                                                    $   -            $ -
                                                     =======         =======

A full valuation allowance has been established against the net deferred tax asset due to recent losses and tax carryback limitations. The Company has a net operating loss carryforward of $18.8 million (expiring in fiscal 2020) and alternative minimum tax carryforwards of $15.3 million. The Company has available approximately $5.0 million in New York State investment tax credits through 2008.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2000, 1999 and 1998 are summarized as follows:

                                      2000   1999   1998
                                      -----  -----  -----
Benefit from income taxes
  at statutory rates                (34.0)% (34.0)% (34.0%)%
Amortization of cost in excess
 of net assets acquired               1.5     0.5     1.3
Provision for state taxes,net         -       0.5     1.5
Life Insurance                       (8.5)    -       -
Other                                 1.8     0.2    (0.7)
Deferred Current Valuation Allowance 39.2    21.7     -
                                     -----   -----    -----
                                       -%   (11.1)% (31.9)%
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

Under the SOP, a total of 1,400,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 2000. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Incentive stock options granted during the period between July 1995 through September 2000 vest in increments of 25 percent. Nonqualified stock options granted during fiscal year 2000, 1999 and 1998 vest in increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise Available
    September 30,                      Option    Price    for Grant  Exercisable
    -------------                      --------- -------- --------   -----------

        1997                           638,911     9.75    35,004        199,661
          Options granted              113,500    11.89
          Options exercised            (30,875)    4.33
          Options forfeited            (69,500)   11.96
                                      ---------
        1998                           652,036    10.23   491,004        338,911
          Options granted              123,000     3.75
          Options exercised               -         -
          Options forfeited           (150,539)   12.48
                                      ---------
        1999                           624,497     8.38   518,543        367,372
          Options granted              378,000     2.04
          Options exercised               -
          Options forfeited           (130,122)    7.39
                                      ---------
        2000                           872,375     5.78   441,625        490,917
                                      =========


The following table summarizes information about stock options outstanding as of September 30, 2000:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2000            Life      Price        2000         Price
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 1.688-$ 2.500       361,000      6.652    $  1.985         70,167   $  1.813
 $ 3.250-$ 4.750        87,125      5.256    $  3.681         27,375   $  3.818
 $ 5.000-$ 6.250       109,500      2.810    $  6.193         93,375   $  6.183
 $ 7.625-$ 9.750       175,000      2.250    $  8.782        167,500   $  8.811
 $10.825-$12.750       122,750      0.507    $ 12.358        122,750   $ 12.358
 $14.375-$16.500        17,000      3.024    $ 16.040          9,750   $ 15,827
                 ----------------                      -----------------
                       872,375                               490,917
                 ================                       ================


The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was $1.33, $2.25, and $11.34, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.21 percent, 5.05 percent and 5.75 percent, for fiscal 2000, 1999 and 1998, respectively; volatility of 58 percent for fiscal 2000 and 53 percent for fiscal 1999 and 1998, respectively; and expected option life of 7 years for fiscal 2000, 1999 and 1998. The dividend yield was 0 percent. Forfeitures are recognized as they occur.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net loss and net loss per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                             2000              1999               1998
                        ----------------    ---------------   ---------------
                          As    Pro         As      Pro        As      Pro
                       Reported Forma     Reported  Forma    Reported Forma
                       -------- ------    --------  -------  ------- -------

Net loss              $ (8,031) $(8,461) $(20,565) $(20,726) $(6,160) $(6,412)
                      ========= ========  =======  ========   ======= =======

Net loss per
 common and common
 equivalent share:
   Basic and diluted     (1.06)  $(1.11)   $(2.72)   $(2.74)   $(.82)   $(.85)
                       ======== ========= ========  ========  ======= =======


Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Treasury Stock

On August 25, 1997, a note receivable from an officer was paid in full, including accrued interest, by the surrender of Company stock held by the officer. Accordingly, the Company reacquired 20,573 shares at the fair market value of $411,000. During fiscal 2000, the Company issued 20,000 shares out of treasury for services rendered and executive signing bonus. The treasury balance is 573 shares with a book value of $11,000.

9.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the industrial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 2000, three customers accounted for 35 percent, 16 percent and 11 percent of the Company's net sales. For the fiscal year ended September30, 1999, three customers accounted for 23 percent, 18 percent and 10 percent of the Company's net sales. For the fiscal year ended September 30, 1998, two customers accounted for 38 percent and 15 percent of the Company's net sales.

At September 30, 2000, amounts due from four customers represented
23 percent, 22 percent, 13 percent and 10 percent of trade accounts receivable. At September 30, 1999, amounts due from three customers represented 36 percent, 20 percent and 4 percent of trade accounts receivable. The Company performs ongoing credit evaluation of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 13 percent, 16 percent, and 34 percent of total net sales in fiscal years 2000, 1999 and 1998, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

In December, 1998, the Company entered into a Shelter Services Agreement with a Texas Limited Partnership to lease and commence operations in a newly constructed 50,000 square foot facility in Reynosa, Mexico. This Maquiladora facility is manufacturing printed circuit board assemblies and wire harnesses. The facility's shipments began in April 1999.

The agreement was amended in May 1999, May 2000 and November 2000. The
Company anticipates that it will acquire the Mexican operations and assume the lease of the Mexican facility during the first quarter of 2001. Rental expense for the Mexico facility in fiscal year 2000 was $312,000.

As of September 30, 2000, the Company was obligated under non-cancelable operating leases, primarily for office equipment. These leases generally con-tain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on office equipment for fiscal year 2000 was $25,000.

The following is a schedule of future minimum payments:

                          Mexico         Office
               Year      Facility       Equipment       Total
               ----      --------       ---------       -----
               2001       $314            $  17         $331
               2002        319                6          325
               2003        323                3          326
               2004        190               -           190


Litigation

The Company is from time to time subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.   RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The matching Company contributions were approximately $792,000, $744,000 and $717,000 for the years ended
September 30, 2000, 1999 and 1998, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 2000, 1999, or 1998.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter
                                  -------- -------- -------- ----------

                                   (in thousands, except share data)
YEAR ENDED SEPTEMBER 30,2000:
   Net sales                      $43,770  $64,338  $54,694   $41,356
   Gross profit                        29    2,367      703       627
   Net loss                        (1,223)    (606)  (2,813)   (3,389)
   Net loss per common
    and common equivalent share:
     Basic and diluted              (0.16)   (0.08)   (0.37)    (0.45)

YEAR ENDED SEPTEMBER 30, 1999:
   Net sales                      $36,281  $34,854  $37,522   $48,831
   Gross profit (loss)               (602)     474      558    (6,196)
   Net loss                        (2,305)  (1,760)  (1,706)  (14,794)
   Net loss per common
    and common equivalent share:
     Basic and diluted              (0.30)   (0.23)   (0.23)    (1.96)

                                   SCHEDULE I

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                           (All amounts in thousands)


                                                    2000      1999      1998
                                                 ------------------------------
Accounts receivable reserve balance,             $   176   $ 1,975   $   722
at beginning, of year
  Provision for doubtful accounts                    525      -        1,639
  Write-off of doubtful accounts, net of
    recoveries                                        87     1,799       386
                                                 -------------------------------
Balance, at end of year                          $   614   $   176    $1,975
                                                 ===============================


                                                    2000      1999      1998
                                                 ------------------------------
Restructuring reserve balance,                   $ 5,067   $ 3,396    $  -
at beginning, of year
  Provision for restructuring                       -        3,965     4,745
  Deductions                                       2,444     2,294     1,349
  Reversals                                        1,044
                                                 -------------------------------
Balance, at end of year                          $ 1,579   $ 5,067    $3,396
                                                 ===============================

                                  EXHIBIT 3.2



                                                    As Amended Through 10/1/99



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

      Section 5. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

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

                                  ARTICLE IV

                                   OFFICERS

      Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice-Presidents, Assistant Vice-Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

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

      Section 4. Chairman of the Board of Directors. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to the Chairman by these By-Laws or by the Board of Directors.

      Section 5. President. The President shall be the Chief Executive Officer of the Corporation and shall, subject to the control of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. The President shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. Unless the Board of Directors otherwise provide, in the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to the President by these By-Laws or by the Board of Directors.

      Section 6. Vice-Presidents. At the request of the President or in the President's absence or in the event of President's inability or refusal to act, the Vice-President or the Vice-Presidents, if there are more than one (in the order designated by the Board of Directors), shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice-President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Vice-President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all powers of and be subject to all the restrictions upon the President.

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

      Section 4. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however1 that the Board of Directors may fix a new record date for the adjourned meeting.

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

                                 ARTICLE VIII

                               INDEMNIFICATION

      Section 1. Power to Indemnify in Actions. Suits or Proceedings other Than Those by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in the manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a please of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

      Section 2. Power to Indemnify in Actions Suits or Proceedings by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

      Section 3. Authorization of Indemnification. Any indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer or employee is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2 of this Article VIII, as the case may be. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent, however, that a director, officer or employee of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

      Section 4. Good Faith Defined. For purposes of any determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer or employee. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be.

      Section 5. Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section 3 of this Article VIII, and notwithstanding the absence of any determination thereunder, any director, officer or employee may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director, officer or employee is proper in the circumstances because he has met the applicable standards of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be. Notice of any application for indemnification pursuant to this Section 5 shall be given to the Corporation promptly upon the filing of such application.

      Section 6. Expenses Payable in Advance. Expenses incurred in defending or investigating a threatened or pending action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer or employee to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

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

      Section 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

      Section 9. Meaning of "Corporation" for Purposes of Article VIII. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees so that any person who is or was a director, officer or employee of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

      Section 10. Meaning of "other enterprises" and certain other terms for Purposes of Article VIII. For purposes of this Article VIII, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.


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

                                      -12-

                                  EXHIBIT 3.13


                     CERTIFICATE OF OWNERSHIP AND MERGER

                                   MERGING

                    IEC ELECTRONICS - EDINBURG, TEXAS INC.

                                     INTO

                            IEC ELECTRONICS CORP.


      IEC Electronics Corp., a corporation organized and existing under the laws of Delaware (the "Corporation"),
      DOES HEREBY CERTIFY:

      FIRST: That the Corporation was incorporated on the 21st day of April, 1988, pursuant to the General Corporation Law of the State of Delaware.

      SECOND: That the Corporation owns all of the outstanding shares of each class of the stock of IEC Electronics - Edinburg, Texas Inc., a corporation incorporated on the 4th day of March, 1985, pursuant to the Business Corporation Act of the State of Texas

      THIRD: That the Corporation, by the following resolutions of its Board of Directors, duly adopted at a meeting of the Board of Directors held on the 7th day of January, 2000, determined to merge IEC Electronics - Edinburg, Texas Inc. into itself and that the Corporation shall be the surviving entity:

      WHEREAS,   IEC  Electronics  -  Edinburg,   Texas  Inc.,  a  Texas
      corporation ("Texas Sub") is a wholly owned subsidiary of the Corporation.

      WHEREAS, the Board of Directors deems that it is in the best interest of the Corporation that Texas Sub merge into the Corporation and that the Corporation shall be the surviving entity (the "Merger").

      NOW, THEREFORE, IT IS RESOLVED, that the merger of the Texas Sub into the Corporation is hereby approved; and it is further

      RESOLVED, that the proper officers of the Corporation be and hereby are directed to take all actions necessary, proper and advisable to accomplish the Merger including but not limited to:
      (i) the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; (ii) the filing of the Articles of Merger with the Secretary of State of the State of Texas; and (iii) the payment of all applicable filing and recording fees; and it is further

      RESOLVED, that the Merger shall be effective upon filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; and it is further

      RESOLVED, that upon the effective date of the Merger, all outstanding shares of stock of the Texas Sub shall be cancelled; and it is further

      RESOLVED, that the Corporation, as of the effective date of the Merger, shall assume all liabilities and obligations of the Texas Sub; and it is further

      RESOLVED, that the Corporation may be served with process in the State of Delaware or the State of Texas for any proceeding for enforcement of any obligation of the Texas Sub; and it is hereby

      RESOLVED, that the Chief Executive Officer, the Vice President - Chief Financial Officer and the Secretary, be and hereby are, authorized to execute the Certificate of Ownership and Merger, the Articles of Merger and any other documents that are required to accomplish the intentions of these resolutions and to take all such further action as may be necessary to implement the intent of these resolutions.

      IEC Electronics Corp. has caused this Certificate to be signed by Russell E. Stingel, its Chief Executive Officer this ____ day of January, 2000.

                                    IEC ELECTRONICS CORP.


                                    By: _____________________________
                                          Russell E. Stingel,
                                          Chief Executive Officer

                                  EXHIBIT 3.14


                              ARTICLES OF MERGER

                                      OF

                    IEC ELECTRONICS - EDINBURG, TEXAS INC.

                                     INTO

                            IEC ELECTRONICS CORP.

      Pursuant to the provisions of Article 5.16 of the Texas Business Corporation Act, IEC Electronics Corp., a business corporation organized under the laws of the State of Delaware, and owning all of the shares of IEC Electronics - Edinburg, Texas Inc., a business organized under the laws of the State of Texas, hereby executes the following Articles of Merger

1. The following is a copy of a resolution of IEC Electronics Corp. adopted on the 7th day of January, 2000, and in accordance with the laws of its jurisdiction and its constituent documents:

      WHEREAS,   IEC  Electronics  -  Edinburg,   Texas  Inc.,  a  Texas
      corporation ("Texas Sub") is a wholly owned subsidiary of the Corporation.

      WHEREAS, the Board of Directors deems that it is in the best interest of the Corporation that Texas Sub merge into the Corporation and that the Corporation shall be the surviving entity (the "Merger").

      NOW, THEREFORE, IT IS RESOLVED, that the merger of the Texas Sub into the Corporation is hereby approved; and it is further

      RESOLVED, that the proper officers of the Corporation be and hereby are directed to take all actions necessary, proper and advisable to accomplish the Merger including but not limited to:
      (i) the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; (ii) the filing of the Articles of Merger with the Secretary of State of the State of Texas; and (iii) the payment of all applicable filing and recording fees; and it is further

      RESOLVED, that the Merger shall be effective upon filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; and it is further

      RESOLVED, that upon the effective date of the Merger, all outstanding shares of stock of the Texas Sub shall be cancelled; and it is further

      RESOLVED, that the Corporation, as of the effective date of the Merger, shall assume all liabilities and obligations of the Texas Sub; and it is further

      RESOLVED, that the Corporation may be served with process in the State of Delaware or the State of Texas for any proceeding for enforcement of any obligation of the Texas Sub; and it is hereby

      RESOLVED, that the Chief Executive Officer, the Vice President - Chief Financial Officer and the Secretary, be and hereby are, authorized to execute the Certificate of Ownership and Merger, the Articles of Merger and any other documents that are required to accomplish the intentions of these resolutions and to take all such further action as may be necessary to implement the intent of these resolutions.

      2. The total number or percentage of outstanding shares of IEC Electronics - Edinburg, Texas Inc. and the number or percentage of shares owned by IEC Electronics Corp. is:
                             Number of Shares      Number of Shares Owned
    Authorized Stock            Outstanding               by Parent

 1,000,000 Common Shares          415,715                  415,715

      3. IEC Electronics Corp., the surviving corporation, hereby: (a) appoints the Texas Secretary of State as its agent for service of process to enforce any obligation or the rights of dissenting shareholders of, each domestic corporation that is a party to the merger; and (b) agrees that it will promptly pay to the dissenting shareholders of each domestic corporation which is a party to the merger the amount, if any, to which they shall be entitled under the provisions of the Texas Business Corporation Act with respect to the rights of dissenting shareholders.

      4. The surviving corporation is organized under the laws of the State of Delaware and the address to which the Secretary of State of the State of Texas shall mail a copy of process is to the Company's registered office in the State of Delaware located at Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

      5. The surviving corporation will be responsible for the payment of all fees and franchise taxes of the merged corporation and will be obligated to pay such fees and franchise taxes if the same are not timely paid.
Dated:  January ___, 2000           IEC ELECTRONICS CORP.


                              By: ____________________________________
                                    Russell E. Stingel
                                    Chief Executive Officer

                                  EXHIBIT 3.15

                     CERTIFICATE OF OWNERSHIP AND MERGER

                                   MERGING

                            IEC ARAB ALABAMA, INC.

                                     INTO

                            IEC ELECTRONICS CORP.


      IEC Electronics Corp., a corporation organized and existing under the laws of Delaware (the "Corporation"),
      DOES HEREBY CERTIFY:

      FIRST: That the Corporation was incorporated on the 21st day of April, 1988, pursuant to the General Corporation Law of the State of Delaware.

      SECOND: That the Corporation owns all of the outstanding shares of each class of the stock of IEC Arab Alabama, Inc., a corporation incorporated on the April 21, 1988, pursuant to the Code of the State of Alabama.

      THIRD: That the Corporation, by the following resolutions of its Board of Directors, duly adopted at a meeting of the Board of Directors held on the 7th day of January, 2000, determined to merge IEC IEC Arab Alabama, Inc. into itself and that the Corporation shall be the surviving entity:

      WHEREAS,   IEC  ARAB,   Alabama,   Inc.,  an  Alabama  corporation
      ("Alabama Sub") is a wholly owned subsidiary of the Corporation.

      WHEREAS, the Board of Directors deems that it is in the best interest of the Corporation that Alabama Sub merge into the Corporation and that the Corporation shall be the surviving entity (the "Second Merger").

      NOW, THEREFORE, IT IS RESOLVED, that the merger of the Alabama Sub into the Corporation is hereby approved; and it is further

      RESOLVED, that the proper officers of the Corporation be and hereby are directed to take all actions necessary, proper and advisable to accomplish the Second Merger including but not limited to: (i) the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; (ii) the filing of the Articles of Merger, which includes a Plan of Merger, with the Secretary of State of the State of Alabama; and
      (iii) the payment of all applicable filing and recording fees; and it is further

      RESOLVED, that the Second Merger shall be effective upon filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; and it is further

      RESOLVED, that upon the effective date of the Second Merger, all outstanding shares of the Alabama Sub shall be cancelled; and it is further

      RESOLVED, that the Corporation, as of the effective date of the Second Merger, shall assume all liabilities and obligations of the Alabama Sub; and it is further

      RESOLVED, that the Corporation may be served with process in the State of Delaware for any proceeding for enforcement of any obligation of the Alabama Sub; and it is hereby

      RESOLVED, that the Chief Executive Officer, the Vice President - Chief Financial Officer and the Secretary, be and hereby are, authorized to execute the Certificate of Ownership and Merger, the Articles of Merger and any other documents that are required to accomplish the intentions of these resolutions and to take all such further action as may be necessary to implement the intent of these resolutions.

      IEC Electronics Corp. has caused this Certificate to be signed by Russell E. Stingel, its Chief Executive Officer this ____ day of January, 2000.

                                    IEC ELECTRONICS CORP.


                                    By: _____________________________
                                          Russell E. Stingel,
                                          Chief Executive Officer

                                  EXHIBIT 3.16

                              ARTICLES OF MERGER

                                      OF

                           IEC ARAB, ALABAMA, INC.

                                     INTO

                            IEC ELECTRONICS CORP.

      Pursuant to the provisions of Code of Alabama, IEC Electronics Corp., a business corporation organized under the laws of the State of Delaware, and owning all of the shares of IEC Arab, Alabama, Inc., a business organized under the laws of the State of Alabama, hereby executes the following Articles of Merger

1. The following is a copy of the resolutions of IEC Electronics Corp. adopted on the 7th day of January, 2000, and in accordance with the laws of its jurisdiction and its constituent documents constitutes the Plan of Merger:

      WHEREAS,   IEC  ARAB,   Alabama,   Inc.,  an  Alabama  corporation
      ("Alabama Sub") is a wholly owned subsidiary of the Corporation.

      WHEREAS, the Board of Directors deems that it is in the best interest of the Corporation that Alabama Sub merge into the Corporation and that the Corporation shall be the surviving entity (the "Second Merger").

      NOW, THEREFORE, IT IS RESOLVED, that the merger of the Alabama Sub into the Corporation is hereby approved; and it is further

      RESOLVED, that the proper officers of the Corporation be and hereby are directed to take all actions necessary, proper and advisable to accomplish the Second Merger including but not limited to: (i) the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; (ii) the filing of the Articles of Merger, which includes a Plan of Merger, with the Secretary of State of the State of Alabama; and
      (iii) the payment of all applicable filing and recording fees; and it is further

      RESOLVED, that the Second Merger shall be effective upon filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware; and it is further

      RESOLVED, that upon the effective date of the Second Merger, all outstanding shares of the Alabama Sub shall be cancelled; and it is further

      RESOLVED, that the Corporation, as of the effective date of the Second Merger, shall assume all liabilities and obligations of the Alabama Sub; and it is further

      RESOLVED, that the Corporation may be served with process in the State of Delaware for any proceeding for enforcement of any obligation of the Alabama Sub; and it is hereby

      RESOLVED, that the Chief Executive Officer, the Vice President - Chief Financial Officer and the Secretary, be and hereby are, authorized to execute the Certificate of Ownership and Merger, the Articles of Merger and any other documents that are required to accomplish the intentions of these resolutions and to take all such further action as may be necessary to implement the intent of these resolutions.

      2. The total number or percentage of outstanding shares of IEC Arab, Alabama, Inc. and the number or percentage of shares owned by IEC Electronics Corp. is:
                             Number of Shares      Number of Shares Owned
    Authorized Stock            Outstanding               by Parent

   3,000 Common Shares             3,000                    3,000

      3.    Shareholder's approval was not required to authorize the merger.

      4. The surviving corporation is organized under the laws of the State of Delaware and the address to which the Secretary of State of the State of Alabama shall mail a copy of process is to the Company's registered office in the State of Delaware located at Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801

      5. The surviving corporation will be responsible for the payment of all fees and franchise taxes of the merged corporation and will be obligated to pay such fees and franchise taxes if the same are not timely paid.

      6. The County where the Articles of Incorporation are filed for the domestic corporation involved in the merger is Marshall County.

Dated:  January ___, 2000           IEC ELECTRONICS CORP.



                              By: ____________________________________
                                    Russell E. Stingel
                                    Chief Executive Officer


                                      -2-

                                 EXHIBIT 10.25

                               AMENDMENT NO. 2
                                      TO
                         LOAN AND SECURITY AGREEMENT



            Amendment No. 2 dated as of December 1, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders.

                                  BACKGROUND

      1. Debtor, Agent and Lenders entered into a Loan and Security Agreement dated as of December 28, 1999 and Amendment No. 1 thereto dated as of March 30, 2000 (together, "Agreement"). All capitalized terms not otherwise defined herein shall have the meanings set forth in the Agreement.

      2. Debtor has requested that Agent and the Lenders amend certain financial covenants in the Agreement, waive certain existing financial covenant defaults by Debtor, and make certain additional changes to the Agreement. In response to Debtor's request and subject to all of the terms and conditions set forth herein, the Agent and the Lenders are willing to make those amendments and additional changes to the Agreement as set forth below:

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

            3. There shall have occurred no material adverse change in Debtor's audited financial statements from the statements delivered to Lenders on or about November 1, 2000.

       B. Amendments. Debtor and Secured Party agree that upon fulfillment of the conditions set forth in Section A above, the Agreement and the Schedule are amended in the following respects:

            1. Item 26 of the Schedule to the Agreement is hereby deleted in its entirety and replaced with the following new text:

                  "26.  Maximum Annual Lease Rentals (SEC. 10.10)

                        Combined for IEC and Consolidated Subsidiaries:

                              Fiscal year ended September 2000: $ 700,000 Fiscal year ended September 2001: $1,000,000* Fiscal year ended September 2002: $1,000,000*

                        *If Agent approves in writing a lease by Debtor of an additional line of equipment, then the lesser of $1,000,000 plus the amount of the equipment leased or $1,800,000."

            2. Item 27 of the Schedule to the Agreement is hereby deleted in its entirety and replaced with the following new text:

                  "27.  Permitted Capital Expenditures (SEC. 10.11)

                        Combined for IEC and Consolidated Subsidiaries:

                              Fiscal year ended September 2000: $2,500,000 Fiscal year ended September 2001: $5,000,000** Fiscal year ended September 2002: $5,000,000

                        **If Agent approves in writing a lease by Debtor of an additional line of equipment, then the lesser of $5,000,000 plus the amount of the equipment leased or $7,500,000."

            3. Item 30 (b) of the Schedule to the Agreement is hereby deleted in its entirety and replaced with the following new text:

                  "(b) Minimum Tangible Net Worth: Debtor shall maintain a consolidated Minimum Tangible Net Worth in the amounts set forth below as of the last calendar day of each fiscal quarter for the time periods set forth below:

                        Fiscal Quarter          Amount (000's omitted)

                            12/00                     $    28,400,
                              3/01                    $    28,600,
                              6/01                    x + $   500,
                              9/01                    x + $   700,
                            12/01                     same as 9/01
                              3/02                    x + $   300,
                              6/02                    x + $   500,
                              9/02                    x + $   700.

                        "x" means an amount equal to
                        Debtor's actual consolidated
                        Tangible Net Worth as of the end of
                        the Debtor's most recently
                        completed fiscal year."

            4. Item 30(c) of the Schedule to the Agreement is hereby deleted in its entirety as of the date hereof and replaced with the following new text:

                  "(c) Maximum Debt to Tangible Net Worth: Debtor shall maintain a ratio ('Debt-to-Worth Ratio') of total consolidated liabilities (excluding the principal balance of any debt that is subordinated to the Indebtedness in a manner satisfactory to Agent) to consolidated Tangible Net Worth (as defined above) of no greater than the ratio set forth below during the time periods set forth below:

                        Ratio       Time Period(s)

                        2.15        12/31, 2000 and 3/30, 6/30 and 9/30, 2001
                        1.75        12/31, 2001 and 3/30, 6/30 and 9/30, 2002
                                    and quarterly thereafter."

            5. Item 30(e) of the Schedule to the Agreement is hereby deleted in its entirety and replaced with the following new text:

                  "(e) Minimum Cash Flow Coverage Ratio: Debtor shall maintain a ratio of consolidated Net Income Before Taxes less cash income taxes paid plus consolidated depreciation and amortization expenses for the fiscal year then ended to the amount of Debtor's non-financed consolidated capital expenditures for such fiscal year plus principal payments made on long-term debt for such fiscal year excluding the amount of any prepayments during such fiscal year resulting from the sale of assets, plus capitalized lease payments during such fiscal year as set forth below:

                        Ratio                   Date

                        1.25 to 1.0             9/30/01
                        1.50 to 1.0             9/30/02"

      C. Waivers. Upon fulfillment of the conditions set forth in Section A above, Agent and Lenders waive Debtor's failure to comply as of the fiscal year ended September 30, 2000 with the covenants set forth in Items 30(b) (Minimum Tangible Net Worth), 30(d) (Minimum Net Income Before Taxes), and 30(e) (Minimum Cash Flow Coverage Ratio) of the Schedule to the Agreement. These waivers do not relate to any time periods, measurement periods, or dates other than those set forth above.

      D.    Reaffirmations.

            1. The Agreement, except as specifically modified hereby, shall remain in full force and effect and Debtor hereby reaffirms the Agreement, as modified by this Amendment, and all documents executed and delivered to Agent and the Lenders in connection with the Agreement.

            2. IEC Electronicos, S. de R.L. de C.V. and IEC Electronics Foreign Sales Corporation, by their execution hereof, reaffirm the execution and delivery of their respective Guaranties dated December 28, 1999 and each agrees that its respective guaranty shall continue in full force and effect and shall be applicable to all indebtedness, obligations and liabilities of Debtor to Agent and the Lenders, including without limitation, all indebtedness evidenced by or arising under the Agreement, as modified by this Amendment.

      E.    Other Provisions.

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


IEC ELECTRONICS CORP.               HSBC BANK USA, as Agent
as Debtor and Guarantor

By:_____________________________    By:_______________________________
   Richard L. Weiss, Vice President    Douglas D. Smith
   and Chief Financial Officer         Vice President (6964)


GENERAL ELECTRIC CAPITAL            HSBC BANK USA, as a Lender
CORPORATION, as a Lender

By:_______________________________  By:_______________________________
Name:____________________________      Douglas D. Smith
     Duly Authorized Signatory         Vice President (6964)





CONSENTED TO AND AGREED AS OF THIS 1st DAY OF DECEMBER, 2000.


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







                                      -3-
                                Page 65 of 83

                                 EXHIBIT 10.27


                             EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of August 11, 2000 by and between IEC Electronics Corp., a Delaware corporation ("IEC" or the "Company"), and THOMAS W. LOVELOCK ("Executive").

                                   RECITALS

      IEC desires to employ Executive to devote his full time to the business of IEC, and Executive desires to be so employed.
      In consideration of the mutual covenants and obligations hereinafter set forth, the parties agree as follows:

      1. Employment. IEC hereby employs the Executive as President and Chief Executive Officer. Executive hereby accepts such employment and agrees to remain in the employ of IEC for the Term (as hereinafter defined), to perform such other or additional duties as shall be assigned to him by IEC's Board of Directors and to abide by the terms and conditions of this Agreement. During the Term, in good faith, Executive shall exert all reasonable efforts to promote the interests of the Company and shall devote substantially all of his entire working time, attention and energies to the business of the Company. Effective as of the Employment Commencement Date (as hereinafter defined), Executive will also be elected a member of the Company's Board of Directors.

      2. Term of Employment. Subject to the terms and conditions of this Agreement, the term of employment under this Agreement shall commence on August 21, 2000 ("Employment Commencement Date") and shall terminate on August 20, 2002 (the "Initial Term"); provided, however that the term of this Agreement shall be automatically extended for additional one year terms (each an "Additional Term") upon the end of the Initial Term, or any successor Additional Term unless either the Executive or the Company shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended.

      3.    Compensation.

            A.    Base Salary.
                  For all services to be rendered to the Company and its affiliates by Executive in any capacity, including, without limitation, services as an officer, director or member of any committee of the Board of Directors and the performance of any duties assigned to him by the Board of Directors, IEC shall pay to Executive an annual base salary at the annual rate of not less than $300,000 ("Base Salary"). The Base Salary of Executive shall be reviewed at least annually by the Board of Directors and may be increased from time to time in the sole discretion of the Board of Directors. Base Salary shall be payable in accordance with the customary payroll practices of IEC, subject to such deductions and withholdings as may be required by law or agreed to by Executive.

        B.    Sign-on Bonus.
        (i)   IEC shall issue and deliver to Executive, within thirty
(30) days after the Employment Commencement Date, 10,000 restricted shares of IEC common stock, par value $.01 per share (the "Shares"), as a sign-on bonus. The Shares shall be valued at the closing price of IEC's common stock on the Nasdaq National Market on the Employment Commencement Date. Executive acknowledges and agrees that none of the Shares may be sold until one year after the date of the issuance of the Shares and then only in accordance with Rule 144 of the Securities Act of 1933.
        (ii) The certificate representing the Shares shall bear a legend substantially in the following form:
            "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED,
            AND MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED,
            PLEDGED OR HYPOTHECATED EXCEPT (i) PURSUANT TO A
            REGISTRATION STATEMENT UNDER THAT ACT OR (ii) IN A
            TRANSACTION WHICH IS EXEMPT FROM THE REGISTRATION
            REQUIREMENTS OF THAT ACT."

        C. Performance Bonus. Provided Executive has not terminated this Agreement prior to September 30, 2001, Executive shall be entitled to a performance bonus for the fiscal year ending September 30, 2001 payable within ninety (90) days thereafter and computed in the following manner:
        (i)   a guaranteed minimum bonus of 20% of Base Salary ($60,000); and
        (ii) a bonus of up to an additional 80% of Base Salary ($240,000), if and to the extent IEC achieves certain pre-established performance goals, as may be mutually agreed upon by Executive and the Board of Directors, for the fiscal year ending September 30, 2001.
            In subsequent fiscal years, Executive shall be entitled to such performance bonus based upon such performance goals and targets as shall be established for such successive fiscal year by the Board of Directors.

4.    Benefits.  Executive shall be entitled to the following benefits:
        A. General. Executive will be entitled to all benefits of full-time employees or officers as set forth in IEC's Policy Manual as to which he meets the eligibility requirements universally applicable to all such employees and such other benefits as may be accorded to executives from time to time.
        B. Insurance. So long as Executive is employed by IEC and so long as his life can be insured at standard rates, IEC will pay the premiums on term life insurance on his life in the face amount of two times Base Salary. In the event Executive is or becomes a rated risk, the Company shall not be required to pay that portion of the premium which exceeds the amount payable for an unrated risk. In that circumstance, Executive, at his option, may accept a lower policy limit or may pay the additional premium. IEC will have no interest in or claim to such life insurance policy and Executive will have the sole right to designate the beneficiaries.
        C. Vacations. In each year of the Initial Term, and in each Additional Term, if any, Executive will be entitled to four weeks
(i.e., 20 days) of vacation.
        D. Automobile. The Company shall provide Executive with the use of an automobile and reimburse him for all related and reasonable maintenance, repairs and insurance costs.

5. Stock Options. Pursuant to the Company's 1993 Stock Option Plan, IEC will grant Executive on the Employment Commencement Date a stock option for 190,000 shares of IEC common stock at an exercise price equal to the fair market value of IEC's common stock on that date. To the extent permitted by
Section 422 of the Internal Revenue Code, the option will be an incentive stock option. The option will vest in the following manner:
        (i)   20,000 shares will be immediately vested and exercisable;
        (ii) 65,000 shares will vest in 25% increments beginning one year from the date of grant. Notwithstanding the foregoing, all of said shares will be fully vested and exercisable two years from the date of grant if certain performance goals relating to earnings per share and stock price have been attained; and
        (iii) 105,000 shares will vest in 25% increments beginning one year from the date of grant. Notwithstanding the foregoing, up to all of said shares will be fully vested and exercisable two years from the date of grant if certain more stringent performance goals relating to earnings per share and stock price have been attained.

            In each of subsections (ii) and (iii) above, the performance goals will be established by mutual agreement between Executive and IEC's Board of Directors.

            The stock option will expire seven years from the date of grant and will contain such other terms and conditions as are customary in the Company's stock options. Future stock options will be granted at the discretion of the Board of Directors pursuant to its policies and guidelines.

6.    Relocation Assistance.
        A. In connection with Executive's relocation to New York State, IEC will reimburse Executive in the manner and to the extent set forth below:
        (i) reasonable and customary expenses incurred in the sale of Executive's home in Florida and in the purchase of a new home in the Rochester/Newark, New York area (such expenses include out-of-pocket closing costs such as sales commissions, broker fees, title insurance, title charges, recording fees, transfer taxes, survey fees, termite inspections, home inspections, legal fees, and such other costs as are customarily paid by a seller and buyer in the respective areas where the sale and purchase are made);
        (ii) reasonable expenses incurred in transporting normal household goods to the new location;
        (iii) reasonable temporary living expenses incurred while awaiting occupancy in the new home for a period not to exceed 120 days from the Employment Commencement Date;

                                      -2-

        (iv) if Executive's Florida home has not been sold within 120 days from the Employment Commencement Date, IEC will reimburse Executive for the monthly mortgage payments on Executive's home in Florida or on Executive's new home in New York State, whichever payments are greater, during the period which begins 120 days after the Employment Commencement Date and which ends (a) 180 days after the Employment Commencement Date or (b) at such time as the
Florida home is sold, whichever period of time is less;
        (v) reasonable expenses while house-hunting, including up to four trips to the Rochester/Newark area for Executive's wife; and
        (vi) during the period Executive is temporarily living in the Rochester/Newark area, IEC will reimburse Executive for his travel expenses to his Florida home; provided, however, that no more than two such trips per month will be so reimbursed.
        B. Since some or all of the foregoing relocation payments in A(i)-(vi) above may be taxable to Executive, IEC will pay or reimburse Executive the amount of any income taxes Executive incurs in connection with such relocation payments.
        C. The relocation payments made to Executive by Company in A(i)-(vi) above shall not exceed $50,000 in the aggregate without the prior approval of the Compensation Committee of the Company's Board of Directors.
        D. In consideration of the substantial expenses incurred by IEC in conjunction with Executive's relocation, Executive agrees that, should he resign his employment with IEC or should he terminate this Agreement, except for Good Reason (as hereinafter defined), at any time prior to 24 months following the Employment Commencement Date, Executive will reimburse IEC on the last day worked for a portion of the relocation expenses and related income taxes, paid or reimbursed to him pursuant to A(i)-(vi) and B above.
The expenses will be prorated over 24 months, and the portion for which Executive must reimburse IEC will be payable in full on the last day of employment.
            Example: If the total relocation expenses were equal to $30,000, and if Executive were to resign his position after only 16 months, the sum of $10,000 would be due and payable to IEC on the last day worked. ($30,000 divided by 24 months = $1,250. $1,250
            x 16 = $20,000. $30,000 - $20,000 = $10,000.)


7.    Termination or Employment/Severance Payment.

        A. Termination of Employment by Company - In General. In the event of the termination of employment of Executive by the Company prior to the expiration of the Term or an Additional Term, as the case may be, for any reason other than Termination for Cause (as hereinafter defined), death, disability, or a Change in Control (as hereinafter defined), the Company will continue to pay the Executive for a period of one year following such termination an amount equal to the Executive's annual Base Salary at the annual rate then in effect less any sums which may be due from Executive to Company at such time.
Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, the Company will provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits and the continued use of the Company automobile for a period of one year following such termination. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.

        B. Termination of Employment - following Change in Control. In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of three years following such termination an aggregate amount equal to the sum of (x) Executive's Base Salary at the annual rate then in effect and (y) the average annual performance bonus paid to Executive during the three full fiscal years preceding termination multiplied by 2.9. Payments of such amount less any sums which may be due from Executive to Company at such time will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of three years. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.
        C. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 7B of this Agreement (the "Severance Benefits") shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of
Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.
        D.    Certain Definitions.
                  Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule
13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, a "Current
Director" shall mean any member of the Board of Directors elected at or continuing in office after the 2000 Annual Meeting of Shareholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or (iii) on the date of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of the sale or other disposition of all or substantially all the assets of the Company.

                  Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if:
(i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Board of Directors;
(ii) Executive has been grossly negligent in connection with the performance of Executive's duties; (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company; or (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement.

                  Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive, which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
Notwithstanding the preceding sentence, in connection with the termination of the services of Executive for Cause under clauses (i) and (ii) above, the Board of Directors shall take no action until Executive has been provided written notice of the services Executive has failed or refused to perform or has performed in a grossly negligent manner and Executive shall have had 15 days after receiving such written notice to remedy the situation, if possible.

                  Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i)Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 50 miles from its then current location, or (iii) Executive's is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive.

                  Before Executive may terminate his employment for Good Reason, Executive must notify the Company in writing of his intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.
            E. Release. Notwithstanding the foregoing, IEC may condition the entitlement of Executive or his estate, heirs and beneficiaries, as applicable, to any payment or benefit under this Section 7 upon receipt of a fully executed general release in favor of IEC and its affiliates in reasonable form to be prepared by IEC.

      8. Confidential Information. Executive acknowledges and agrees that Executive will be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.

            Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company and at all times thereafter, Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:
                  (a) of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, manufacturing procedures, techniques, computer databases, source codes, computer codes, designs, programs, prototypes, inventions, computer programs, and similar items;
                  (b) of a business nature such as, but not limited to, information about sales or lists of customers (including mailing lists), vendors, competitors, prices, costs, purchasing, profits, markets, sales and marketing methods, documents, records, contract forms, computer disks containing data or other materials and information relating to the products, services and business of the Company, product strengths and weaknesses, business processes, business and marketing plans and activities, financial information, and personnel information;
                  (c) pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.
            All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including, without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.

            The foregoing shall be in addition to any obligation Executive may have under applicable law in respect of trade secrets and other legally protected information.

      9.    Covenant Not to Compete.
            During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, consultant, independent contractor, principal, agent, stockholder or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business in the electronics manufacturing services industry which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) persuade or attempt to persuade any officer, employee or consultant of the Company to leave the employ of the Company, or to stop providing services to the Company, or in any way interfere with the relationship between the Company and any officer, employee, director, shareholder or consultant thereof, or (c) solicit, hire or cause to be hired, directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or
(d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company or change that client's business relationship with the Company, or
(e) provide or assist in providing any products or services to any clients of the Company (including any party to whom the Company has made a sales proposal within 18 months prior to the termination of employment of Executive) of the type offered by the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of this Agreement, 'Non-Compete Period' shall mean either (a) a period of two years following termination of employment, whether voluntary or involuntary, for any reason other than as a result of a Change-in-Control or
(b) a period of three years following termination of employment as a result of a Change-in-Control, whichever is applicable.

            Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive will be furnishing the Company, and because of the Confidential Information that will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.

            In connection with the foregoing provisions of this Section 9, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.

            If Executive in any way breaches the obligations specified in this Section 9, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.

            If the geographic or time restriction contained in this Section 9 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 9 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.

        10. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 8 and 9 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach.
Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages from Executive.

        11. Resignations. Upon termination of Executive's employment with or without cause, Executive shall resign as an officer and director of IEC and its subsidiaries.

        12. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by a recognized express courier or delivery service, addressed to the parties hereto at the following addresses:

      To Executive:                             To IEC Electronics Corp.:
      Thomas W. Lovelock                        IEC Electronics Corp.
      527 Colonial Drive                        105 Norton Street
      Brooksville, FL  34601                    Newark, NY  14513
      Fax:  (352) 799-6602                      Attn:  Chairman of the Board
                                                FAX:  (315) 331-0454

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

      13. Termination of Severance Payments. If Executive violates or breaches any of the agreements and covenants contained in this Agreement, the Company shall, in addition to other remedies under law or equity, be entitled to discontinue further severance payments and benefits to be made hereunder.

      14. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.

      15. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.

      16. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including, without limitation, New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.

      17. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.

      18. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns and Executive and his heirs, executors, administrators and legal representatives.

      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                                    IEC Electronics Corp.

                                    By:
                                          Russell E. Stingel
                                    Its:  Chairman of the Board

                                    EXECUTIVE

                                    Thomas W. Lovelock

                                 EXHIBIT 10.28


                             EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT (the"Agreement") is made as of November 1, 2000, effective as of June 5, 2000 (the "Employment Commencement Date") by and between IEC Electronics Corp., a Delaware corporation ("IEC" or the "Company"), and WILLIAM NABORS ("Executive").

                                   RECITALS

      IEC desires to employ Executive to devote his full time to the business of IEC, and Executive desires to be so employed.

      In consideration of the mutual covenants and obligations hereinafter set forth, the parties agree as follows:

      1. Employment. IEC hereby employs the Executive as Vice President of Manufacturing as of the Employment Commencement Date. Executive hereby accepts such employment and agrees to remain in the employ of IEC for the Term (as hereinafter defined), to perform such other or additional duties as shall be assigned to him by IEC's President and Chief Executive Officer and to abide by the terms and conditions of this Agreement. During the Term, in good faith, Executive shall exert all reasonable efforts to promote the interests of the Company and shall devote substantially all of his entire working time, attention and energies to the business of the Company.

      2. Term of Employment. Subject to the terms and conditions of this Agreement, the term of employment under this Agreement commenced on the Employment Commencement Date and shall terminate on June 5, 2001 (the "Initial Term"); provided, however that the term of this Agreement shall be automatically extended for additional one year terms (each an "Additional Term") upon the end of the Initial Term, or any successor Additional Term unless either the Executive or the Company shall have given written notice to the other at least thirty (30) days prior thereto that the term of this Agreement shall not be so extended.

        3.      Compensation.
                A.    Base Salary.
                  For all services to be rendered to the Company and its affiliates by Executive, in any capacity, IEC shall pay to Executive an initial base salary at the annual rate of not less than $115,000 increasing to $125,000 ninety days from the Employment Commencement Date ("Base
Salary"). The Base Salary of Executive shall be reviewed at least annually and may be increased from time to time in the sole discretion of the President and CEO. Base Salary shall be payable in accordance with the customary payroll practices of IEC, subject to such deductions and withholdings as may be required by law or agreed to by Executive.
                B.    Sign-on Bonus.
                  A sign-on bonus of $5,000 will be payable to the Executive upon completion of thirty days employment from the Employment Commencement Date.
                C. Performance Bonus. Provided Executive has not terminated this Agreement prior to December 31, 2001, Executive shall be entitled to a performance bonus for the fiscal year ending September 30, 2001 payable in accordance with the IEC Electronics Corporation Incentive Compensation Bonus Plan, 2001 Fiscal Year, and subject to the terms and conditions therein.

                In subsequent fiscal years, Executive shall be entitled to such performance bonus based upon performance goals, targets and incentive compensation plans as shall be established for such successive fiscal years by the Board of Directors

        4. Benefits. Executive will be entitled to all benefits of full-time employees or officers as set forth in IEC's Policy Manual as to which he meets the eligibility requirements universally applicable to all such employees and such other benefits as may be accorded to executives from time to time.
        5. Stock Options. Pursuant to the Company's 1993 Stock Option Plan, IEC granted Executive, on the Employment Commencement Date, a stock option for 20,000 shares of IEC common stock at an exercise price equal to the fair market value of IEC's common stock on that date ($2.125). The stock option vests in the following manner:
        (i)   5,000 shares one year from date of grant (June 5, 2001).
        (ii)  5,000 shares two years from date of grant (June 5, 2002).
        (iii) 5,000 shares three years from date of grant (June 5, 2003).
        (iv)  5,000 shares four years from date of grant (June 5, 2004).

            The stock option expires seven years from the date of grant (June 5, 2007)and contains such other terms and conditions as are customary in the Company's stock options. Future stock options will be granted at the discretion of the Board of Directors pursuant to its policies and guidelines.

        6.    Relocation Assistance.
                A. In connection with Executive's relocation to New York State, IEC will reimburse Executive in the manner and to the extent set forth below:
                        (i) selected expenses incurred in the sale of Executive's home in Texas inclusive of ordinary closing costs and realtor fees, up to a maximum of $8,000.
                        (ii) reasonable expenses incurred in transporting normal household goods to the new location;
                        (iii) reasonable temporary living expenses incurred while awaiting occupancy in the new home for a period not to exceed 180 days from the Employment Commencement Date.

                B. In consideration of the substantial expenses incurred by IEC in conjunction with Executive's relocation, Executive agrees that, should he resign his employment with IEC or should he terminate this Agreement, except for Good Reason (as hereinafter defined), at any time prior to 12 months following the Employment Commencement Date, Executive will reimburse IEC on the last day worked for a portion of the relocation expenses and related income taxes, paid or reimbursed to him pursuant to A(i)-(iii) above. The expenses will be prorated over 12 months, and the portion for which Executive must reimburse IEC will be payable in full on the last day of employment.

        7.    Termination or Employment/Severance Payment.
                A. Termination of Employment by Company - In General. In the event of the termination of employment of Executive by the Company prior to the expiration of the Term or an Additional Term, as the case may be, for any reason other than Termination for Cause (as hereinafter defined), death, disability, or a Change in Control (as hereinafter defined), the Company will continue to pay the Executive for a period of six months following such termination an amount equal to the Executive's annual Base Salary at the annual rate then in effect less any sums which may be due from Executive to Company at such time. Payments of such amount will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, the Company will provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of six months following such termination. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.

                B.    Termination of Employment- following Change in Control.
In the event of the termination of employment of Executive within the two year period following a Change in Control (as hereinafter defined) of the Company, and such termination is (i) by the Company for any reason other than Termination for Cause (as hereinafter defined), death or disability, or (ii) by the Executive for "Good Reason" (as hereinafter defined), the Company will pay the Executive for a period of one year following such termination an aggregate amount equal to the sum of (x) Executive"s Base Salary at the annual rate then in effect and (y) the average annual performance bonus paid to Executive during the three full fiscal years preceding termination.
Payments of such amount less any sums which may be due from Executive to Company at such time will be made in installments which are in accordance with the customary payroll practices of the Company but will not be less than once a month. In addition, Executive will be immediately vested in any retirement, incentive, or option plans or agreements then in effect and the Company will continue to provide Executive with Executive's then current health, dental, life and accidental death and dismemberment insurance benefits for a period of one year. All payments made to Executive hereunder will be subject to all applicable employment and withholding taxes.

                C. Limitations. Notwithstanding anything in this Agreement to the contrary, the maximum amount of cash and other benefits payable (whether on a current or deferred basis and whether or not includible in income for income tax purposes) under Section 7B of this Agreement (the "Severance Benefits")shall be limited to the extent necessary to avoid causing any portion of such Severance Benefits, or any other payment in the nature of compensation to the Executive, to be treated as a "parachute payment" within the meaning of
Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended. Any adjustment required to satisfy the limitation described in the preceding sentence shall be accomplished first by reducing any cash payments that would otherwise be made to the Executive and then, if further reductions are necessary, by adjusting other benefits as determined by the Company.

                D.    Certain Definitions.
                      Change in Control. A "Change in Control" shall be deemed to have occurred (i) on the date that any person or group deemed a person under Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, other than the Company or any person or group who has reported or is required to report such ownership on Schedule 13G under such Act, in a transaction or series of transactions, has become the beneficial owner, directly or indirectly (with beneficial ownership as determined as provided in Rule
13d-3, or any successor rule under such Act), of 15% or more of the outstanding voting securities of the Company; or (ii) on the date on which one third or more of the members of the Board of Directors shall consist of persons other than Current Directors (for these purposes, a "Current
Director" shall mean any member of the Board of Directors elected at or continuing in office after the 2000 Annual Meeting of Shareholders, any successor of a Current Director who has been approved by a majority of the Current Directors then on the Board, and any other person who has been approved by a majority of the Current Directors then on the Board); or (iii) on the date of (x) the merger or consolidation of the Company with another corporation where the shareholders of the Company, immediately prior to the merger or consolidation, would not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of all votes (without consideration of the rights of any class of stock to elect directors by a separate class vote) to which all shareholders of the corporation would be entitled in the election of directors or where the members of the Board of Directors of the Company, immediately prior to the merger or consolidation, would not immediately after the merger or consolidation, constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation or (y) on the date of the sale or other disposition of all or substantially all the assets of the Company.

                  Termination for Cause. The Company shall have the right to terminate the services of Executive at any time without further liability or obligations to Executive if:
(i) Executive has failed or refused to perform such services as may reasonably be delegated or assigned to Executive consistent with the Executive's position, by the Board of Directors;
(ii) Executive has been grossly negligent in connection with the performance of Executive's duties; (iii) Executive has committed acts involving dishonesty, willful misconduct, breach of fiduciary duty, fraud, or any similar offense which materially affects Executive's ability to perform Executive's duties for the Company or may materially adversely affect the Company; or (iv) Executive has been convicted of a felony; or (v) Executive has violated or breached in any respect any material term, covenant or condition contained in this Agreement.

                  Termination of the services of Executive for Cause shall not be effective unless and until acted upon by the Board of Directors and unless and until written notice shall have been given to Executive, which notice shall include identification with specificity of each and every factual basis or incident upon which the termination is based.
Notwithstanding the preceding sentence, in connection with the termination of the services of Executive for Cause under clauses (i) and (ii) above, the Board of Directors shall take no action until Executive has been provided written notice of the services Executive has failed or refused to perform or has performed in a grossly negligent manner and Executive shall have had 15 days after receiving such written notice to remedy the situation, if possible.

                  Good Reason. Good Reason shall mean the occurrence or existence of any of the following with respect to Executive: (i)Executive's annual rate of salary is reduced from the annual rate then currently in effect or Executive's other employee benefits are in the aggregate materially reduced from those then currently in effect (unless such reduction of employee benefits applies to employees of the Company generally), or (ii) Executive's place of employment is moved more than 50 miles from its then current location, or (iii) Executive is assigned duties that are demeaning or are otherwise materially inconsistent with the duties then currently performed by Executive.

                  Before Executive may terminate his employment for Good Reason, Executive must notify the Company in writing of his intention to terminate and the Company shall have 15 days after receiving such written notice to remedy the situation, if possible.

            E. Release. Notwithstanding the foregoing, IEC may condition the entitlement of Executive or his estate, heirs and beneficiaries, as applicable, to any payment or benefit under this Section 7 upon receipt of a fully executed general release in favor of IEC and its affiliates in reasonable form to be prepared by IEC

      8. Confidential Information. Executive acknowledges and agrees that Executive will be exposed to Confidential Information, knowledge or data as described below and Executive further acknowledges and agrees that such Confidential Information, knowledge or data is proprietary to and a valuable trade secret of the Company and that any disclosure or unauthorized use thereof will cause irreparable harm and loss to the Company. Executive understands that the Company has invested large sums in developing these materials and it would be difficult for Executive to develop these same materials from any independent sources without expenditure of large sums of money and effort. Executive also acknowledges that any use of the Company's materials other than in the scope of Executive's employment with the Company would constitute an unlawful use and taking of the materials from the Company for which the Company would have remedies against Executive.

            Executive agrees that during the period of Executive's employment by the Company or by any parent or subsidiary of the Company and at all times thereafter, Executive will not, directly or indirectly, disclose or authorize anyone else to disclose or use or make known for Executive's or another's benefit any Confidential Information, knowledge, or data of the Company whether or not patentable or copyrightable, in any way acquired by Executive during Executive's employment by the Company or by any parent or subsidiary of the Company. Confidential Information, knowledge or data of the Company shall, for purposes of this Agreement, include but not be limited to matters not readily available to the public which are:

                  (a) of a technical nature, such as, but not limited to, methods, know-how, formulae, compositions, drawings, blueprints, compounds, processes, discoveries, machines, manufacturing procedures, techniques, computer databases, source codes, computer codes, designs, programs, prototypes, inventions, computer programs, and similar items;
                  (b) of a business nature such as, but not limited to, information about sales or lists of customers (including mailing lists), vendors, competitors, prices, costs, purchasing, profits, markets, sales and marketing methods, documents, records, contract forms, computer disks containing data or other materials and information relating to the products, services and business of the Company, product strengths and weaknesses, business processes, business and marketing plans and activities, financial information, and personnel information;
                  (c) pertaining to future developments such as, but not limited to, research and development, or future marketing or merchandising plans or ideas.

            All records (whether in hard copy or digital form), books and computer discs relating in any manner whatsoever to the Company shall be the exclusive property of the Company regardless of who actually prepared the original record or book. Executive shall not copy or cause to have copied any such records and books except in the ordinary course of business. Immediately upon termination of Executive's employment, Executive will deliver to the Company all copies of data, information and knowledge, including, without limitation, all documents, correspondence, specifications, blueprints, notebooks, reports, sketches, formulae, computer programs, sales and other manuals, price lists, customer lists, samples, and all other materials and copies thereof relating to the business of the Company obtained by Executive during the period of Executive's employment by the Company or by any parent or subsidiary of the Company which are in Executive's possession or under Executive's control.

            The foregoing shall be in addition to any obligation Executive may have under applicable law in respect of trade secrets and other legally protected information.

      9.    Covenant Not to Compete.
            During the period of employment and during the Non-Compete Period (as hereinafter defined) the Executive will not, directly or indirectly (a) own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director, consultant, independent contractor, principal, agent, stockholder or otherwise with, or have any financial interest in, or aid or assist any other person in the conduct of, any entity or business in the electronics manufacturing services industry which competes with any business, venture or activity being conducted or proposed to be conducted on the date of termination of the Executive's employment of any group, division or affiliate of the Company, in any geographic area where such business is being conducted or is proposed to be conducted at the date of cessation of the Executive's employment, or (b) persuade or attempt to persuade any officer, employee or consultant of the Company to leave the employ of the Company, or to stop providing services to the Company, or in any way interfere with the relationship between the Company and any officer, employee, director, shareholder or consultant thereof, or (c) solicit, hire or cause to be hired, directly or through another entity any person who is an employee of the Company on the date of termination of employment of Executive, or
(d) induce or attempt to induce any customer, dealer, supplier or licensee to cease doing business with the Company, or in any way interfere with the relationship between any such customer, dealer, supplier or licensee and the Company or change that client's business relationship with the Company, or
(e) provide or assist in providing any products or services to any clients of the Company (including any party to whom the Company has made a sales proposal within 18 months prior to the termination of employment of Executive) of the type offered by the Company. However, nothing herein shall prevent Executive from owning not more than five percent (5%) of the outstanding publicly traded shares of common stock of a corporation, as to which corporation Executive has no relationship other than as a shareholder. For purposes of this Agreement, "Non-Compete Period" shall mean either (a) a period of one year following termination of employment, whether voluntary or involuntary, for any reason other than as a result of a Change-in-Control or
(b) a period of two years following termination of employment as a result of a Change-in-Control, whichever is applicable.

            Executive specifically agrees that because of Executive's special expertise and the special and unique services that Executive will be furnishing the Company, and because of the Confidential Information that will be disclosed to Executive during Executive's employment, the above stated geographic areas and time period, in and during which Executive will not compete with the Company, are reasonable in scope and duration and are necessary to afford the Company just and adequate protection against the irreparable damage which would result to the Company from any activities prohibited by this Section.

            In connection with the foregoing provisions of this Section 9, the Executive represents that Executive's experience, capabilities and circumstances are such that such provisions will not unreasonably prevent Executive from earning a livelihood and that the limitations set forth herein are reasonable and properly required for the adequate protection of the Company and its affiliates.

            If Executive in any way breaches the obligations specified in this Section 9, the Company shall have the right, in addition to any other remedies available to it, to terminate the further payment of any amounts due, any compensation, any severance payments, or any benefits.

            If the geographic or time restriction contained in this Section 9 shall be determined by an arbitrator or court of law or equity to be unreasonable, the arbitrator or court may amend this Section 9 to provide a reasonable geographic or time restriction which shall then be binding upon the Company and the Executive.

        10. Injunctive Relief. Executive agrees that any breach or threatened breach by Executive of any of the provisions contained in Sections 8 and 9 cannot be remedied solely by the recovering of damages and the Company shall be entitled to an injunction against such breach or threatened breach.
Nothing herein, however, shall be construed as prohibiting the Company from pursuing, in conjunction with an injunction or otherwise, any other remedies available at law or in equity for any such breach or threatened breach, including the recovery of damages from Executive.

        11. Resignations. Upon termination of Executive's employment with or without cause, Executive shall resign as an officer of IEC and its subsidiaries.
        12. Notices. All notice given in connection with this Agreement shall be in writing and shall be delivered either by personal delivery, by telegram, telex, telecopy or similar facsimile means, by certified or registered mail, return receipt requested, or by a recognized express courier or delivery service, addressed to the parties hereto at the following addresses:

      To Executive:                       To IEC Electronics Corp.:
      William Nabors                      IEC Electronics Corp.
      114 Franklin St.                    105 Norton Street
      Newark, NY 14513                    Newark, NY  14513
                                          Attn:  President & CEO
                                          FAX:  (315) 331-0454

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

      13. Termination of Severance Payments. If Executive violates or breaches any of the agreements and covenants contained in this Agreement, the Company shall, in addition to other remedies under law or equity, be entitled to discontinue further severance payments and benefits to be made hereunder.

      14. Waiver. Any waiver of a breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or of any other terms, nor shall failure to enforce any term hereof operate as a waiver of any such term or of any other term.

      15. Severability. If any term of this Agreement or the application thereof is held invalid or unenforceable, the validity or unenforceability shall not effect any other term of this Agreement which can be given effect without the invalid or unenforceable term.

      16. Governing Law; Venue. This Agreement shall be construed and enforced in accordance with and governed by the internal laws of the State of New York, without reference to conflict of law principles of any jurisdiction (including, without limitation, New York) which would result in the application of the domestic substantive laws of any other jurisdiction. The parties consent to the exclusive jurisdiction of the Supreme Court of New York, Monroe County or of the United States District Court of the Western District of New York for any legal action instituted by any party against any other with respect to the subject matter hereof.

      17. Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof. This Agreement may not be amended or changed except by a writing signed by both parties.

      18. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns and Executive and his heirs, executors, administrators and legal representatives.

      IN WITNESS WHEREOF, Executive has executed this Agreement and the Company has caused this Agreement to be executed as of the date set forth above.
                                                IEC Electronics Corp.




                                                By:___________________________
                                                      Thomas W. Lovelock
                                                Its:  President and CEO



                                                EXECUTIVE

                                                ______________________________
                                                      William Nabors

                                 EXHIBIT 22.1



                      Subsidiaries of IEC Electronics Corp.


IEC Electronics-Ireland Limited, an Irish corporation, wholly-owned by IEC Electronics Corp.

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


Rochester, New York,
December 1, 2000