Form 10-Q
period 2000-12-29
IEC ELECTRONICS CORP
filed 2001-01-31
CIK 49728

                       UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -Act of 1934

For the quarterly period ended December 29, 2000

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

     Common Stock, $0.01 Par Value - 7,632,621 shares as of January 30, 2001.

PART 1       FINANCIAL INFORMATION


                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 29, 2000 (Unaudited) and September 30, 2000........... 3

               Consolidated Statements of Operations for the three months ended:
               December 29, 2000 (Unaudited) and December 31, 1999(Unaudited). 4

               Consolidated Statements of Cash Flows for the three months ended:
               December 29, 2000 (Unaudited) and December 31, 1999(Unaudited). 5

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

     Item 6. Exhibits and Reports on Form 8-K................................ 11

     Signature .............................................................. 12

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 2000 AND SEPTEMBER 30, 2000
                       (in thousands, except share data)

                                               DECEMBER 29,    SEPTEMBER 30,
                                                  2000            2000
                                               -------------  --------------
            ASSETS                              (Unaudited)

Current Assets:
   Accounts receivable                            $ 30,266       $  27,915
   Inventories                                      35,465          36,157
   Other current assets                                142              75
                                               -------------     ------------
      Total current assets                          65,873          64,147
                                               -------------     ------------

Property, Plant and Equipment, net                  14,035          15,225
                                               ---------------   ------------

Other Assets:
   Cost in excess of net assets acquired, net        9,732           9,820
   Other assets                                        268             300
                                               --------------    ------------
                                                    10,000          10,120
                                               --------------    -------------
                                                  $ 89,908        $ 89,492
                                               ===============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt              $  2,105        $  2,105
   Accounts payable                                 30,168          25,295
   Accrued payroll and related expenses              2,729           2,572
   Accrued insurance                                 1,459           1,583
   Other accrued expenses                            1,811           1,663
                                               ---------------   ------------
       Total current Liabilities                    38,272          33,218
                                               ---------------   ------------

Long-term Debt                                      12,149          15,266
                                               ---------------   ------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                         -               -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,629,421 shares and
       7,626,565 shares, respectively                   76              76
   Additional paid-in capital                       38,337          38,332
   Retained earnings                                 1,085           2,611
   Treasury Stock, at cost -    573 shares             (11)            (11)
                                               ---------------   -----------
       Total shareholders' equity                   39,487          41,008
                                               ---------------   -----------
                                                  $ 89,908        $ 89,492
                                               ================  =============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 3 of 12


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 29, 2000
                              AND DECEMBER 31, 1999
                        (in thousands, except share data)

                                               3 MONTHS       3 MONTHS
                                                 ENDED         ENDED
                                                DECEMBER      DECEMBER
                                                29, 2000       31, 1999
                                               -----------    ----------
                                               (Unaudited)    (Unaudited)

Net sales                                        $59,655        $43,770
Cost of sales                                     57,886         43,741
                                               -----------    -----------
     Gross profit                                  1,769             29

Selling and Administrative expenses                2,813          2,906
                                               -----------    ------------
     Operating loss                               (1,044)        (2,877)

Interest expense                                    (504)          (361)
Life insurance proceeds                               -           2,000
Other income                                          23             15

                                               -----------    ------------
     Loss before benefit from income taxes        (1,525)        (1,223)

  Benefit from income taxes                         -               -
                                               -------------  -------------
Net loss                                         ($1,525)       ($1,223)
                                               ============== ==============

Net loss per common and
common equivalent share
     Basic and Diluted                            ($0.20)        ($0.16)

Weighted average number of common and
common equivalent shares outstanding
     Basic and Diluted                          7,628,277     7,565,078
                                                ------------- -------------

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 29, 2000 AND
                                DECEMBER 31, 1999
                                 (in thousands)

                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     29, 2000        31, 1999
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($1,525)       ($1,223)
  Adjustments to reconcile net loss
  to net cash (used in) operating activities:
   Depreciation and amortization                        1,400          1,892
   Gain on sale of fixed assets                           (23)            -
   Amortization of cost in excess of
     net assets acquired                                   88             88
  Common stock issued under Directors Stock Plan            5              4
  Changes in operating assets and liabilities:
   (Increase) decrease:
     Accounts receivable                               (2,352)        (6,289)
     Inventories                                          692         (9,742)
     Income taxes receivable                              -            2,966
     Life insurance receivable                            -           (2,016)
     Other current assets                                 (67)          (256)
     Other assets                                          32           (244)
   Increase (decrease):
     Accounts payable                                   5,273          8,258
     Accrued payroll and related expenses                 157         (1,429)
     Accrued insurance expense                           (124)           -
     Other accrued expenses                               148            516
                                                    ----------     -----------
     Net cash provided by (used in)
     operating activities                               3,704         (7,475)
                                                    ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (210)          (190)
 Proceeds from sales of equipment                          23             52
                                                   ----------     -----------
    Net cash used in
    investing activities                                 (187)          (138)
                                                    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in drafts payable                          (400)           -
 (Repayments) Borrowings under line
    of credit agreements                               (2,591)         3,871
 Cost incurred to secure debt facility                    -             (243)
Principal payments on long-term debt                     (526)           -
                                                    ----------      -----------
    Net cash (used in) provided by
    financing activities                               (3,517)         3,628
                                                    ----------      -----------

  Net decrease in cash and cash equivalents               -           (3,985)
  Effect of exchange rate changes                         -              (22)
  Cash and cash equivalents at beginning of period        -            4,007
                                                    ===========      ===========
  Cash and cash equivalents at end of period           $  -            $ -
                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                             $284           $330
                                                      ========        ========
    Income taxes                                          -          ($2,954)
                                                      ========        ========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 of 12

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 29, 2000



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

In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenues Recognition in Financial State-ments" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of the beginning of the fourth quarter of fiscal 2001. Management is in the process of assessing the potential impact on the results of operations.

Accounts Payable
-------------------------
Trade accounts payable include drafts payable of $4.0 million and $4.4 million at December 29, 2000 and September 30, 2000, respectively.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end
(in thousands):


                             December   September
                                29,         30,
                               2000        2000
                            -----------------------
                            (Unaudited)
     Raw materials            $25,462      $23,331
     Work-in-process            9,271        8,418
     Finished goods               732        4,408
                            =======================
                              $35,465      $36,157
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

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 29, 2000



Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of December 29, 2000, and for the three months ended December 29, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share
--------------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)        Shares         Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

December 29, 2000
 Basic EPS
 Loss available to common Shareholders   ($1,525)  7,628,277      ($0.20)
                                         ====================================

December 31, 1999
 Basic EPS
 Loss available to common Shareholders   ($1,223)  7,565,078      ($0.16)
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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2000



(2)   Financing Arrangements
      ----------------------

     On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installlments based on a five-year amortization which began in April 2000. At December 29, 2000, $14.3 million was outstanding consisting of $5.8 million and $8.5 million relating to the revolving credit facility and term loan, respectively, with $16.5 million available under the revolving credit facility.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum net worth, minimum net income after taxes, maximum debt-to-worth ratio, and minimum cash flow coverage. As of the date of this filing, the Company is in compliance with these debt covenants.

(3)   Life Insurance Proceeds
      -----------------------

The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the first quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million

(4)   Litigation
      -----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions
(or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of Operations - Three months ended December 29, 2000 as
--------------------------------------------------------------------------------
compared to three months ended December 31, 1999.
-------------------------------------------------

Net sales for the three month period ended December 29, 2000, were $59.7 million as compared to $43.8 million for the comparable period of the prior fiscal year, an increase of 36.3 percent. The increase in sales was primarily due to the corporate strategy to broaden its customer base, while maintaining the current level of production with its larger customers. Sales to new customers were approximately 28 percent of the sales for the quarter. Turnkey sales were 97 percent of net sales in the quarter as compared to 97 percent for the comparable period of the prior fiscal year.

The gross profit was $1.8 million or 3.0 percent of sales in the three months ended December 29, 2000 versus a gross profit of $29,000 or 0.1 percent of sales in the comparable period of 1999. The increase was due to higher volumes and lower labor and overhead costs as a percent of sales.

Selling and administrative expenses decreased to $2.8 million in the three months ended December 29, 2000, from $2.9 million in the comparable period of the prior fiscal year, a decrease of 3.4 percent. This decrease is primarily due to the Company's effort to contain costs while increasing sales levels. As a percentage of net sales, selling and administrative expenses decreased to 4.7 percent from 6.6 percent in the same quarter of the prior year.

The Company has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss for the quarter was ($1.5) million versus ($1.2) million in the comparable quarter of the prior year. Diluted loss per share was ($.20) as compared to diluted loss per share of ($.16) per share in the comparable period of the prior fiscal year. Excluding the effects of the life insurance proceeds of $2.0 million, the net loss would have been ($3.2) million or ($0.42) per share for the 3 months ended December 31, 1999.

The Company has experienced a reduction in new orders of existing products from Lucent Technologies and anticipates a significant decline in revenues from this customer during Fiscal Year 2001. However, new orders from JDS Uniphase Corp. and GenRad, Inc. are expected to generate sufficient revenue to compensate for the revenue decline from Lucent Technologies, although there can be no assurance that this will happen.


Liquidity and Capital Resources
-------------------------------

Net sales for the month of December 2000 were $22.4 million, representing 38 percent of the total net sales for the three month period ending
December 29, 2000. Net sales for the month of December 1999 were $23.2 million, representing 53 percent of the total net sales for the three month period ending December 31, 1999. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility consists of two components. The first is a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10.0 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At December 29, 2000, $14.3 million was outstanding consisting of $5.8 million and $8.5 million relating to the revolving credit facility and term loan, respectively, with $16.5 million available under the revolving credit facility.

The Company believes its funds generated from operations and its existing credit facilities will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. As part of its overall business strategy, the Company may from time to time evaluate acquisition opportunities. The funding of these future transactions, if any, may require The Company to obtain additional sources of financing.

The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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


Forward-Looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties, including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward- looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 2000, Form 10-K and its other filings with the Securities and Exchange Commission.

 PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings


     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     None

   b.  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IEC ELECTRONICS CORP.
                                            REGISTRANT


Dated:January 31, 2001                  By:/s/Thomas W. Lovelock
                                        -----------------------
                                        Thomas W. Lovelock
                                        President and
                                        Chief Executive Officer


Dated:January 31, 2001                  By:/s/Richard L. Weiss
                                        -----------------------
                                        Vice President and
                                        Chief Financial Officer