Form 10-Q
period 2001-03-30
IEC ELECTRONICS CORP
filed 2001-04-30
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 30, 2001

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

    Common Stock, $0.01 Par Value - 7,659,230 shares as of April 27, 2001.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number

     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               March 30, 2001 (Unaudited) and September 30, 2000.............  3

               Consolidated Statements of Operations for the three months ended: March 30, 2001 (Unaudited) and March 31, 2000
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months ended:
               March 30, 2001 (Unaudited) and March 31, 2000 (Unaudited).....  5

               Consolidated Statement of Cash Flows for the six months ended:
               March 30, 2001 (Unaudited) and March 31, 2000 (Unaudited).....  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 11


                                PART II

     Item 1. Legal Proceedings..............................................  14

     Item 2. Changes in Securities..........................................  14

     Item 3. Defaults Upon Senior Securities................................  14

     Item 4. Submission of Matters to a Vote of Security Holders............  14

     Item 5. Other Information..............................................  14

     Item 6. Exhibits and Reports on Form 8-K...............................  14

     Signature .............................................................  15


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 30, 2001 AND SEPTEMBER 30, 2000
                      (in thousands, except for share data)

                                              MARCH 30,2001   SEPTEMBER 30,2000
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Accounts receivable                            $  26,226       $   27,915
   Inventories                                       37,151           36,157
   Other current assets                                 480               75
                                                  ---------       ----------
      Total current assets                           63,857           64,147
                                                  ---------       ----------

Property, Plant and Equipment, net                   14,484           15,225
                                                 ----------       ----------

Other Assets:
   Cost in excess of net assets acquired, net         9,643            9,820
   Other assets                                         236              300
                                                -----------       ----------
      Total other assets                              9,879           10,120
                                                -----------       ----------
                                                  $  88,220         $ 89,492
                                                ===========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt              $   2,105        $   2,105
   Accounts payable                                  28,210           25,295
   Accrued payroll and related expenses               3,003            2,572
   Accrued income taxes                                  99              -
   Accrued insurance                                  1,218            1,583
   Other accrued expenses                             2,264            1,663
                                                   --------          -------
     Total current liabilities                       36,899           33,218
                                                   --------          -------

Long-Term Debt                                       12,793           15,266
                                                   --------          -------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                             -                -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Outstanding - 7,632,621 shares and
       7,626,565 shares, respectively                    76               76
   Additional paid-in capital                        38,341           38,332
   Retained earnings                                    128            2,611
   Accumulated other comprehensive income -
      Cumulative translation adjustment                  (6)              -
   Treasury stock, at cost - 573 shares                 (11)             (11)
                                                   ---------        ---------
       Total shareholders' equity                    38,528           41,008
                                                   ---------        ---------
                                                  $  88,220         $ 89,492
                                                   =========        =========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets



                      IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
                        (in thousands, except share data)



                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 30, 2001      MARCH 31, 2000
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                  $45,592             $64,338
Cost of sales                               43,121              61,971
                                           -------             -------
     Gross profit                            2,471               2,367

Selling and administrative expenses          2,902               3,281
Reversal of restructuring charges              -                  (857)
                                           -------             -------
     Operating loss                           (431)                (57)

Interest expense                              (433)               (553)
Other income(expense), net                       6                  (1)
                                           -------             -------
     Loss before provision for (benefit
         from) income taxes                   (858)               (611)

Income tax expense, (benefit)                   99                  (5)
                                           -------             -------
Net loss
                                           $  (957)            $  (606)
                                           =======             =======

Net loss per common and common equivalent share:

     Basic and Diluted                     $ (0.13)            $ (0.08)

Weighted average number of common and common equivalent shares outstanding:

     Basic and Diluted                   7,631,345           7,581,720

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                      IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
                       (in thousands, except share data)



                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 30, 2001      MARCH 31, 2000
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $105,248             $108,108
Cost of sales                              101,007              105,712
                                           -------             --------
     Gross profit                            4,241                2,396

Selling and administrative expenses          5,716                6,188
Reversal of restructuring charges              -                   (857)
                                           -------             --------
     Operating loss                         (1,475)              (2,935)

Interest expense                              (938)                (914)
Life insurance proceeds                        -                  2,000
Other income, net                               29                   14
                                           -------             --------
     Loss before provision for (benefit
        from) income taxes                  (2,384)              (1,835)

Income tax expense, (benefit)                   99                   (5)
                                           -------             --------

Net loss                                  $ (2,483)            $ (1,830)
                                           =======             ========
Net loss per common and equivalent share:

  Basic and Diluted                       $  (0.33)            $  (0.24)

Weighted average number of common and common equivalent shares outstanding:

  Basic and Diluted                       7,629,811           7,581,720


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                      IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 30, 2001 AND MARCH 31, 2000
                                 (in thousands)

                                                       6 MONTHS       6 MONTHS
                                                         ENDED          ENDED
                                                        MARCH 30,      MARCH 31,
                                                          2001           2000
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(2,483)      $  (1,830)
 Adjustments to reconcile net loss
 to net cash (used in)provided by operating activities:
  Depreciation and amortization                           2,800           3,795
  Gain on sale of fixed assets                              (23)            -
  Amortization of cost in excess of net assets acquired     177             177
  Common stock issued under Directors Stock Plan              9              11
Changes in operating assets and liabilities:

   (Increase) decrease
     Accounts receivable                                  1,689         (13,667)
     Inventories                                           (994)         (6,341)
     Income taxes receivable                                -             2,966
     Other current assets                                  (405)            (17)
     Other assets                                            65            (294)
   Increase (Decrease)
     Accounts payable                                     3,915           7,869
     Accrued payroll and related expenses                   431          (1,122)
     Accrued income taxes                                    99             -
     Accrued insurance                                       (7)            608
     Other accrued expenses                                 243             344
                                                         -------        --------
   Net cash provided by (used in)operating activities     5,516          (7,501)
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (2,020)           (529)
 Proceeds from sale of equipment                             23           1,134
 Utilization of restructuring provision
  for building/equipment                                    (40)           -
                                                        --------       --------
   Net cash (used in) provided by investing activities   (2,037)            604
                                                        --------       --------
Cash Flows from Financing Activities:
 Net decrease in drafts payable                          (1,000)           -
 Borrowings under line of credit agreements                 -            80,705
 Repayments under line of credit agreements              (1,420)        (77,743)
 Principal payments on long-term debt                    (1,053)           -
                                                         --------      ---------
   Net cash (used in) provided by financing activities   (3,473)          2,962
                                                         --------      ---------
 Net increase (decrease) in cash and cash equivalents         6          (3,935)
 Effect of exchange rate changes                             (6)            (72)
 Cash and cash equivalents at beginning of period           -             4,007
                                                         --------      ---------
  Cash and cash equivalents at end of period             $  -         $    -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid(received)during the period for:
  Interest                                               $   885      $     914
                                                         ========      =========
  Income taxes                                           $  -         $  (2,954)
                                                         ========      =========

Supplemental Disclosures of Noncash Information:
 During the six months ended March 31, 2000, the Company issued shares of its common stock in the amount $102 in the settlement of an accrued liability.

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001

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

Consolidation
-------------
     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronicos de Mexico and IEC Electronics-Ireland Limited (collectively, the "Company"). In December 1999, the Company closed its underutilized Ireland operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition
-------------------
The Company recognizes revenue upon shipment of product for both turnkey and consignment contracts.

     In December 1999, the United States Securities and Exchange Commission ("SEC")issued Staff Accounting Bulletin 101,"Revenues Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of the beginning of the fourth quarter of fiscal 2001. Management does not expect a material impact on the results of operations from the implementation of SAB 101.

Accounts Payable
----------------
Trade accounts payable include drafts payable of $3.4 million and $4.4 million at March 30, 2001 and September 30, 2000, respectively.


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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     March 30, 2001      September 30, 2000
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $27,661                $23,331
  Work-in-process         7,824                  8,418
  Finished goods          1,666                  4,408
                    ----------------      ----------------
                        $37,151                $36,157
                    ================      ================


Foreign Currency Translation
----------------------------

The assets and liabilities of the Company's foreign subsidiaries are translated based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period of the consolidated statement of operations. Translation adjustments are recorded as a separate component of equity. Transaction gains or losses are included in operations.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001

Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of March 30, 2001, and for the three and six months ended March 30, 2001 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share
------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)        Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 30, 2001
 Basic EPS
 Loss available to common Shareholders    $ (957)     7,631,345      $(0.13)
                                         ====================================

March 31, 2000
 Basic EPS
 Loss available to common Shareholders    $ (606)     7,581,720      $(0.08)
                                         ====================================


                                        (Loss)         Shares        Per Share
      Six Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 30, 2001
 Basic EPS
 Loss available to common Shareholders   $(2,483)     7,629,811      $(0.33)
                                         ====================================

March 31, 2000
 Basic EPS
 Loss available to common Shareholders   $(1,830)     7,581,720      $(0.24)
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

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001




(2) Comprehensive Income

    --------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and six months ended March 30, 2001 and March 31, 2000.(in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     March 30,      March 31,
                                                       2001           2000
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $    (957)     $    (606)
Other comprehensive income:
     Foreign currency translation adjustments              (6)          (283)
                                                    ----------     -----------
Comprehensive loss                                  $    (963)     $  (889)
                                                    ==========     ===========
                                                     6 MONTHS       6 MONTHS
                                                       ENDED          ENDED
                                                     March 30,      March 31,
                                                       2001           2000
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (2,483)     $  (1,830)
Other comprehensive income:
     Foreign currency translation adjustments              (6)            (7)
                                                    ----------     -----------
Comprehensive loss                                  $  (2,489)     $  (1,837)
                                                    ==========     ===========



(3) Financing Arrangements
    ----------------------

On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility as amended on March 30, 2000, December 1, 2000, and April 24, 2001, consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At March 30, 2001, $14.9 million was outstanding consisting of $7.0 million and $7.9 million relating to the revolving credit facility and term loan, respectively, with $14.4 million available under the revolving credit facility.

Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis, plus a margin. A facility fee is paid on the unused portion of the facility.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, minimum net income after taxes, maximum debt-to-tangible worth ratio, and minimum cash flow coverage. As of the date of this filing, the Company is in compliance with these debt covenants.

(4)  Life Insurance Proceeds
     -----------------------

The Company's then President and Chief Executive Officer died suddenly on December 11, 1999. In the first quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001
(5) Litigation
    -----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


(6)  Longford Operations
     -------------------
In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $857 thousand from the reversal of a previously established restructuring reserve.


(7)  IEC Electronicos de Mexico
     --------------------------

In December 1998, the Company entered into a Shelter Services Agreement with a Texas Limited Partnership and its Mexican corporate subsidiary which leased 50,000 square feet in a newly constructed industrial park in Reynosa, Mexico. This Maquiladora facility thereafter commenced manufacturing printed circuit board assemblies and wire harnesses and began shipping in April 1999 as IEC Electronicos de Mexico.

Effective February 1, 2001, the Company terminated the Shelter Services Agreement and exercised its option to acquire the Mexican subsidiary of the Texas Limited Partnership for one U.S. dollar ($1.00). On March 28, 2001, the subsidiary, now wholly owned by the Company, executed a new five-year lease agreement with a five-year renewal option combining the original 50,000 square feet with an additional 62,000 square feet at the Reynosa facility. Effective May 1, 2001, the Mexican subsidiary, IEC Electronicos de Mexico, S. De R.L.
De C.V. will occupy the entire 112,000 square foot facility.

During the second fiscal quarter, the Company accrued income tax expense of $99,000 related solely to payment of Mexican Maquiladora taxes calculated based on assets and operating expenses.

Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
------------------------------------
Results of Operations - Three Months Ended March 30, 2001, Compared to the
--------------------------------------------------------------------------
Three Months Ended March 31, 2000.
----------------------------------

     Net sales for the three month period ended March 30, 2001, were $45.6 million, compared to $64.3 million for the comparable period of the prior year, a decrease of 29.1 percent. The decrease in sales is primarily due to the overall softening in the telecommunications sector and the slowdown in capital spending by product end-users that adversely affected the Company's significant customers. Turnkey sales were 95.9 percent of net sales in the quarter as compared to 96.7 percent for the comparable period of the prior year.

Gross profit was $2.5 million or 5.4 percent of sales for the three month period ended March 30, 2001, versus $2.4 million or 3.7 percent of sales in the comparable period of the prior year. The improvement was due to lower labor and overhead costs as a percent of sales.

Selling and administrative expenses decreased to $2.9 million in the three months ended March 30, 2001, from $3.3 million in the comparable period of the prior year. This decrease is primarily due to decreases in office and other expenses. As a percentage of net sales, selling and administrative expenses increased to 6.4 percent from 5.1 percent in comparison to the same quarter of the prior year.

The Company recorded an income tax expense relating to foreign operations in the amount of $99,000. The Company has recorded no benefit from U.S. income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss for the quarter was $(957) thousand versus $(606) thousand in the comparable quarter of the prior year. Diluted loss per share was $(0.13)as compared to diluted loss per share of $(0.08) in the comparable quarter of the prior year. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $857 thousand, the net loss would have been $(1.5) million or $(0.19) per share in second quarter of the prior year.

Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
------------------------------------
Results of Operations - Six Months Ended March 30, 2001, Compared to Six
------------------------------------------------------------------------
Months Ended March 31, 2000.
----------------------------

Net sales for the six month period ended March 30, 2001, were $105.2 million, compared to $108.1 million for the comparable period of the prior year, a decrease of 3%. Turnkey sales were 95.9 percent of net sales in the six month period as compared to 96.7 percent for the comparable period of the prior year.

Gross profit was $4.2 million or 4.0 percent of sales for the six month period ended March 30, 2001 versus $2.4 million or 2.2 percent of sales in the comparable period of the prior year. The increase was due to lower labor and overhead costs as a percent of sales.

Selling and administrative expenses decreased to $5.7 million in the six months ended March 30, 2001, from $6.2 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in office and other expenses. As a percentage of sales, selling and administrative expenses decreased to 5.4 percent from 5.7 percent in the same period of the prior year.

The Company recorded an income tax expense relating to foreign operations in the amount of $99,000. The Company has recorded no benefit from U.S. income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.


Net loss for the six month period was $(2.5) million versus $(1.8) million in the comparable period of the prior year. Diluted loss per share was $(0.33) as compared to diluted loss per share of $(0.24) in the comparable period of the prior fiscal year. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $857 thousand, and the life insurance proceeds of $2.0 million, the net loss would have been $(4.7) million or $(0.62) per share in the prior period.


Liquidity and Capital Resources
-------------------------------

     Net sales for the month of March 2001 were $19.0 million, representing 41.7 percent of the total net sales for the three month period ending March 30, 2001. Net sales for the month of March 2000 were $28.4 million, representing 44.2 percent of the total net sales for the three month period ending March 31, 2000. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility as amended on March 30, 2000, December 1, 2000, and April 24, 2001, consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At March 30, 2001,
$14.9 million was outstanding consisting of $7.0 million and $7.9 million relating to the revolving credit facility and term loan, respectively, with $14.4 million available under the revolving credit facility.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on the Company's results of operations.


Forward-looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 2000, Form 10K and its other filings with the Securities and Exchange Commission.


Restructuring Plan
------------------

     On April 25, 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company expects to record a one-time charge to earnings in the range of $3 million to $5 million in the fiscal third quarter of 2001. The charge relates to headcount reductions and facility consolidations. This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operation.

The restructuring plan is in compliance with revised financial covenants.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Stockholders was held on February 28, 2001

    (b) The names of the directors elected at the Annual Meeting are as follows:

          David J. Beaubien
          W. Barry Gilbert
          Robert P.B. Kidd
          Thomas W. Lovelock
          Eben S. Moulton
          Dermott O'Flanagan
          James C. Rowe
          Russell E. Stingel
          Justin L. Vigdor

     (c)(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

          Nominee                  Votes FOR      Authority Withheld
          -------                  ---------      ------------------
          David J. Beaubien        6,661,632           26,811
          W. Barry Gilbert         6,661,982           26,461
          Robert P. B. Kidd        6,653,091           35,652
          Thomas W. Lovelock       6,663,730           24,713
          Eben S. Moulton          6,662,132           26,311
          Dermott O'Flanagan       6,657,491           30,952
          James C. Rowe            6,663,732           24,711
          Russell E. Stingel       6,654,905           33,538
          Justin L. Vigdor         6,653,861           34,552

     (c)(ii) At the Annual Meeting, the stockholders also voted upon a proposal to approve the Company's 2001 Employee Stock Purchase Plan. The tabulation of votes with respect to such matter are as follows:

        Votes           Votes           Votes           Broker
        FOR            AGAINST       OUTSTANDING      NON-VOTES

     6,590,981         88,527           8,935             0


Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

     10.1 Lease Agreement dated as of March 21, 2001, between Matamoros Industrial Partners, L.P. and IEC Electronicos de Mexico, S. de R.L. de C.V.

     10.2       2001 Employee Stock Purchase Plan

     10.3 Employment Agreement between IEC Electronics Corp. and Bill R. Anderson dated as of March 19, 2001.

   b.  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: ______________                    /s/Thomas W. Lovelock
                                    -----------------------------
                                          Thomas W. Lovelock
                                 President and Chief Executive Officer





Dated: ______________                  /s/Richard L. Weiss
                                   ------------------------------
                                          Richard L. Weiss
                                         Vice President and
                                       Chief Financial Officer