Form 10-Q
period 2001-06-29
IEC ELECTRONICS CORP
filed 2001-08-03
CIK 49728

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended June 29, 2001

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

     Common Stock, $0.01 Par Value - 7,677,751 shares as of July 31, 2001.

PART 1       FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               June 29, 2001 (Unaudited) and September 30, 2000............. 3

               Consolidated Statements of Operations
               for the three months ended:
               June 29, 2001 (Unaudited) and
               June 30, 2000 (Unaudited).................................... 4

               Consolidated Statements of Operations
               for the nine months ended:
               June 29, 2001 (Unaudited) and
               June 30, 2000 (Unaudited).................................... 5

               Consolidated Statement of Cash Flows
               for the nine months ended:
               June 29, 2001 (Unaudited) and
               June 30, 2000 (Unaudited).................................... 6

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

     Item 4. Submission of Matters to a Vote of Security Holders............ 13

     Item 5. Other Information.............................................. 13

     Item 6. Exhibits and Reports on Form 8-K............................... 13

     Signature ............................................................. 14


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 29, 2001 AND SEPTEMBER 30, 2000
                    (in thousands, except for per share data)


                                              JUNE 29, 2001   SEPTEMBER 30,2000
                                             ---------------- ------------------
                      ASSETS                      (Unaudited)


Current Assets:
 Accounts receivable                             $ 30,353        $ 27,915
 Inventories                                       27,288          36,157
 Other current assets                                 716              75
                                                  --------        --------
   Total current assets                            58,357          64,147
                                                  --------        --------

Property, Plant and Equipment, net                 14,416          15,225
                                                  --------        --------

Other Assets:
 Cost in excess of net assets acquired, net         9,555          9,820
 Other assets                                         196            300
                                                  --------        --------
   Total other assets                               9,751          10,120
                                                  --------        --------
                                                 $ 82,524        $ 89,492
                                                  ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
 Current portion of long-term debt               $  2,105        $  2,105
 Accounts payable                                  17,513          25,295
 Accrued payroll and related expenses               2,710           2,572
 Accrued income taxes                                  16            -
 Accrued insurance                                  1,130           1,225
 Accrued restructuring charges                      1,101             358
 Other accrued expenses                             1,794           1,663
                                                  --------        --------
   Total current liabilities                       26,369          33,218
                                                  --------        --------

Long-Term Debt                                     20,798          15,266
                                                  --------        --------

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock, par value $.01 per share
   Authorized - 500,000 shares
   Outstanding - 0 shares                            -               -
 Common stock, par value $.01 per share
   Authorized - 50,000,000 shares
   Outstanding - 7,659,230 shares and
   7,626,565, respectively                             77              76
   Additional paid-in capital                      38,382          38,332
   (Accumulated deficit) Retained earnings         (3,081)          2,611
 Accumulated other comprehensive loss -
   Cumulative translation adjustment                  (10)            -
 Treasury Stock, at cost - 573 shares                 (11)            (11)
                                                  --------        --------
       Total shareholders' equity                  35,357          41,008
                                                  --------        --------
                                                 $ 82,524        $ 89,492
                                                  ========        ========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets






                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                      (in thousands, except per share data)



                                        3 MONTHS ENDED      3 MONTHS ENDED
                                        June 29, 2001       June 30, 2000
                                        --------------      ------------------
                                          (Unaudited)        (Unaudited)

Net sales                                    $40,032             $54,694
Cost of sales                                 38,897              53,991
                                             -------             -------
     Gross profit                              1,135                 703

Selling and administrative expenses            2,495               3,051
Restructuring charge (reversal)                1,400                 (92)
                                             -------             -------
      Operating loss                          (2,760)             (2,256)

Interest expense                                (488)               (598)
Other income, net                                 12                  41
                                             -------             -------
      Loss before benefit from
      income taxes                            (3,236)             (2,813)

Benefit from income taxes                        (27)               -
                                             -------             -------
Net loss                                     $(3,209)            $(2,813)
                                             =======             =======
Net loss per common and common equivalent
 share:

  Basic and diluted                          $ (0.42)            $ (0.37)

Weighted average number of common and
 common equivalent shares outstanding:

  Basic and diluted                            7,658               7,604


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                      (in thousands, except per share data)



                                         9 MONTHS ENDED      9 MONTHS ENDED
                                         June 29, 2001       June 30, 2000
                                         --------------      ------------------
                                         (Unaudited)        (Unaudited)

Net sales                                 $145,280            $162,802
Cost of sales                              139,905             159,703
                                           -------             -------
     Gross profit                            5,375               3,099

Selling and administrative expenses          8,210               9,239
Restructuring charge (reversal)              1,400                (949)
                                           -------             -------
      Operating loss                        (4,235)             (5,191)

Interest expense                            (1,426)             (1,512)
Life insurance proceeds                       -                  2,000
Other income, net                               41                  55
                                           -------             -------
      Loss before provision for
        (benefit from) income taxes         (5,620)             (4,648)

Provision for(benefit from)income taxes         72                  (5)
                                           -------             -------

Net loss                                  $ (5,692)           $ (4,643)
                                           =======             =======
Net loss per common and common equivalent
 share:

  Basic and diluted                       $  (0.75)           $  (0.61)

Weighted average number of common and
 common equivalent shares outstanding:

  Basic and diluted                          7,639               7,583


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                                 (in thousands)


                                                     9 MONTHS        9 MONTHS
                                                      ENDED           ENDED
                                                     JUNE 29,        JUNE 30,
                                                      2001            2000
                                                    ------------    ------------
                                                    (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                               $(5,692)        $(4,643)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           4,106           5,361
  Loss (gain) on disposal of fixed assets                   215             (38)
  Amortization of cost in excess of net assets acquired     264             265
  Common Stock issued under Directors stock plan             51              22
  Changes in operating assets and liabilities:
   (Increase) decrease
     Accounts receivable                                 (2,438)         (8,537)
     Inventories                                          8,869          (5,526)
     Income taxes receivable                               -              2,966
     Other current assets                                  (641)            229
     Other assets                                           105            (316)
   Increase (decrease)
     Accounts payable                                    (6,000)          3,369
     Accrued payroll and related expenses                   138          (1,401)
     Accrued income taxes                                    16            -
     Accrued insurance                                      (95)            690
     Accrued restructuring charges                          743             (51)
     Other accrued expenses                                 131             441
                                                        -------         -------
      Net cash used in operating activities                (228)         (7,169)
                                                        -------         -------
Cash Flows from Investing Activities:
 Purchases of property, plant and equipment              (3,496)           (654)
 Proceeds from sale of equipment                             23           1,369
 Payments related to building/equipment restructuring       (39)           (142)
                                                        -------         -------
   Net cash (used in) provided by investing activities   (3,512)            573
                                                        -------         -------
Cash Flows from Financing Activities:
 Net decrease in drafts payable                          (1,782)           -
 Borrowings under line of credit agreements               7,111           3,126
 Principal payments on long-term debt                    (1,579)           (526)
                                                        --------        -------
   Net cash provided by financing activities              3,750           2,600
                                                        --------        -------
 Net increase (decrease) in cash and cash equivalents        10          (3,996)
   Effect of exchange rates changes                         (10)            (11)
 Cash and cash equivalents at beginning of period          -              4,007
                                                        -------         -------
  Cash and cash equivalents at end of period            $  -            $   -
                                                        =======         =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid (received)during the period for:
  Interest                                              $ 1,365         $ 1,528
                                                        =======         =======
  Income taxes                                          $    56         $(2,950)
                                                        =======         =======


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

                                 June 29, 2001



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

In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenues Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of the beginning of the fourth quarter of fiscal 2001. Management does not expect a material impact on the results of operations from the implementation of SAB 101.

Accounts Payable
----------------
Trade accounts payable include drafts payable of $2.6 million and $4.4 million at June 29, 2001, and September 30, 2000, respectively.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):


                     June 29, 2001      September 30, 2000
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $18,960                $23,331
  Work-in-process         7,261                  8,418
  Finished goods          1,067                  4,408
                    ----------------      ----------------
                        $27,288                $36,157
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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 29, 2001


Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of June 29, 2001, and for the three and nine months ended June 29, 2001 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 Annual Report on Form 10-K.



Net Loss per Common and Common Equivalent Share

--------------------------------------------------------
(in thousands, except for share and per share data)

                                          (Loss)        Shares     Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 29, 2001
 Basic EPS
  Loss available to common shareholders    $(3,209)       7,658,215     $(0.42)
                                           ====================================

June 30, 2000
 Basic EPS
  Loss available to common shareholders    $(2,813)       7,604,146     $(0.37)
                                           ====================================


                                          (Loss)        Shares     Per Share
     Nine Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 29, 2001
 Basic EPS
 Loss available to common shareholders     $(5,692)       7,638,691     $(0.75)
                                           ====================================

June 30, 2000
 Basic EPS
 Loss available to common shareholders     $(4,643)       7,582,992     $(0.61)
                                           ====================================

Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three and nine month period. No reconciliation is provided as the effect would be antidilutive.

(2)   Comprehensive Loss

      --------------------
Comprehensive loss, which includes net loss and foreign currency translation adjustments, was as follows for the three and nine months ended June 29, 2001 and June 30, 2000.(in thousands):
                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     June 29,       June 30,
                                                       2001           2000
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (3,209)     $  (2,813)
Other comprehensive loss:
     Foreign currency translation adjustments              (4)            (4)
                                                    ----------     -----------
Comprehensive loss                                  $  (3,213)     $  (2,817)
                                                    ----------      ----------

                                                     9 MONTHS       9 MONTHS
                                                       ENDED          ENDED
                                                     June 29,       June 30,
                                                       2001           2000
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (5,692)     $  (4,643)
Other comprehensive loss:
     Foreign currency translation adjustments             (10)           (11)
                                                    ----------     -----------
Comprehensive loss                                  $  (5,702)     $  (4,654)
                                                    ----------     -----------

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 29, 2001


(3)  Restructuring Plans
     -------------------
In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings of $1.4 million for the third quarter of fiscal 2001. The charge relates to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. As of June 29, 2001, a reserve balance of approximately $800,000 still remained. There have been no significant reallocations or re-estimates of this restructuring charge to date.

In September 1999, the Company announced its plan to close its underutilized Irish operation (Longford) and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000) and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000 a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the reversal of a previously established restructuring reserve which included $800,000 relating to the lease and $200,000 from a guarantee from Ohshima. The Company recorded charges against the accrual of approximately $100,000 during the nine months ending June 29, 2001, and approximately $2.9 million through fiscal year-ended September 30, 2000.

In October 1998, the Company closed its underutilized Alabama facility and transferred many of the customers to its other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of approximately $100,000 during the nine months ending June 29, 2001, and approximately $3.1 million through fiscal year-ended September 30, 2000. During the nine months ended June 29, 2001, the Company reallocated approximately $300,000 of the restructuring charge from severance and employee benefits to building maintenance costs. There have been no other significant reallocations or re-estimates of this restructuring charge to date.

At June 29, 2001, approximately $1.1 million of the above restructuring charges are classified as a current liability. The balance is recorded to reduce the property, plant and equipment to its net realizable value.

The restructuring plans are in compliance with revised financial covenants.

(4) Financing Arrangements
    ----------------------
On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility as amended on March 30, 2000, December 1, 2000, and April 24, 2001, consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At June 29, 2001, $22.9 million was outstanding consisting of $15.5 million and $7.4 million relating to the revolving credit facility and term loan, respectively, with $3.7 million available under the revolving credit facility.

Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis, plus a margin. A facility fee is paid on the unused portion of the facility.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants requires the Company to maintain a minimum tangible net worth, minimum net income after taxes, maximum debt-to-tangible worth ratio, and minimum cash flow coverage. As of the date of this filing, the Company is in compliance with these debt covenants. Management believes that the Company is at risk of default on certain of these covenants during the fourth quarter of this fiscal year. However, Management intends to seek such amendments and/or waivers that are necessary to meet these covenants.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 29, 2001





The Company's liquidity is dependent upon its ability to generate positive cash flow from operations, completion of the planned sales of its Alabama and Texas facilities and/or obtaining additional debt or equity financing if required, of which there can be no assurance.

(5) Life Insurance Proceeds
    -----------------------
The Company's President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million.

(6) Litigation
    -------------
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

Effective February 1, 2001, the Company terminated the Shelter Services Agreement and exercised its option to acquire the Mexican subsidiary of the Texas Limited Partnership for one U.S. dollar ($1.00). On March 28, 2001, the subsidiary, now wholly owned by the Company, executed a new five-year lease agreement with a five-year renewal option combining the original 50,000 square feet with an additional 62,000 square feet at the Reynosa facility. Effective May 1, 2001, the Mexican subsidiary, IEC Electronicos de Mexico, S. De R. L. De C.V. occupied the entire 112,000 square foot facility.

(8)  New Accounting Pronouncements
     -----------------------------
Goodwill and Other Intangible Assets:

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. The Company is required to adopt SFAS No. 142 during the first quarter of its fiscal year ended September 30, 2002. Management is in the process of assessing the potential impact on the results of operations.

Business Combinations:

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This FASB addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations. The provision of this statement applies to all business combinations initiated after June 30, 2001.

                      Management's Discussion and Analysis
                     ------------------------------------

Results of Operations - Three Months Ended June 29, 2001, Compared to the
--------------------------------------------------------------------------
Three Months Ended June 30, 2000.
----------------------------------
Net sales for the three months ended June 29, 2001, were $40.0 million, compared to $54.7 million for the comparable period of the prior fiscal year, a decrease of 26.9%. The decrease in sales is primarily due to a downturn in the telecommunications and industrial sectors of the U.S. economy. Visibility for the fourth quarter is limited, and sales are expected to continue to trend downward. Turnkey sales for the quarter represented 97.7% and 97.1% of net sales for the comparable period of the prior fiscal year.

Gross profit was $1.1 million or 2.8% of net sales for the three month period ended June 29, 2001, versus $0.7 million or 1.3% of sales in the comparable period of the prior fiscal year. The increase in gross profit is due to improved direct labor costs and lower cost of materials being offset by lower sales volume and less efficient manufacturing absorption.

Selling and administrative expenses decreased to $2.5 million for the three months ended June 29, 2001, from $3.1 million in the comparable quarter of the prior fiscal year. This decrease is primarily due to decreases in office and other expenses. As a percentage of net sales, selling and administrative expenses increased to 6.3% from 5.6% in the comparable period of the prior fiscal year.

The Company recorded an income tax benefit relating to foreign operations in the amount of $27,000. The benefit was due to a change in calculating Mexican income taxes from using safe harbor rules to using transfer-pricing rules. The Company has recorded no benefit from U.S. income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss for the quarter was $(3.2)million versus $(2.8)million in the comparable period of the prior fiscal year. Loss per share was $(0.42) as compared to loss per share of $(0.37) in the comparable period of prior fiscal year. Excluding the restructuring charge to consolidate the Texas and Mexico business operations, the net loss would have been $(1.8)million, or $(0.24) per share in the current period. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of $92,000, the net loss would have been $(2.9) million or $(0.38) per share in the prior period.

At quarter-end the inventory level was $27.3 million, down from $36.2 million since the beginning of the fiscal year. This represents annualized turnover of
5.2. Inventory levels, which adequately support current production demand, are a major focus item at IEC.



Results of Operations - Nine months Ended June 29, 2001, compared to nine
------------------------------------------------------------------------
months ended June 30, 2000.
----------------------------
Net sales for the nine months ended June 29, 2001, were $145.3 million, as compared to $162.8 million for the comparable period of the prior fiscal year, a decrease of 10.7%. The decrease in sales is primarily due to a downturn in the telecommunications and industrial sectors of the U.S. economy. Visibility for the fourth quarter is limited, and sales are expected to continue to trend downward. Turnkey sales represented 96.4% and 96.8% of net sales for the comparable period of the prior fiscal year.

Gross profit was $5.4 million or 3.7% of sales in fiscal 2001 versus $3.1 million or 1.9% of sales in the comparable period of the prior fiscal year. The increase was due to improved direct labor costs and lower cost of materials as a percent of sales.

Selling and administrative expenses decreased to $8.2 million for the nine months ended June 29, 2001, from $9.2 million in the comparable period of the prior fiscal year. This decrease is primarily due to decreases in sales commissions, office and other expenses. As a percentage of net sales, selling and administrative expenses decreased to 5.6% from 5.7% in the comparable period of the prior fiscal year.

The Company recorded an income tax expense relating to foreign operations in the amount of $72,000. The Company has recorded no benefit from U.S. income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss for the nine months was $(5.7) million versus $(4.6) million in the comparable period of the prior fiscal year. Loss per share was $(0.75) as compared to loss per share of $(0.61) per share in the comparable period of the prior fiscal year. Excluding the restructuring charge to consolidate the Texas and Mexico business operations, the net loss would have been $(4.3) million or $(0.56) per share in the current period. Excluding the reversal of the previously established restructuring charge for the closure of the Longford facility of approximately $1.0 million, and the life insurance proceeds of $2.0 million, the net loss would have been $(7.6) million or $(1.00) per share in the previous period.

Restructuring Plans
-------------------
In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings of $1.4 million for the third quarter of fiscal 2001. The charge relates to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. As of June 29, 2001, a reserve balance of $800,000 still remained. There have been no significant reallocations or re-estimates of this restructuring charge to date.

In September 1999, the Company announced its plan to close its underutilized Irish operation (Longford) and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000) and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000 a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the reversal of a previously established restructuring reserve which included $800,000 relating to the lease and $200,000 from a guarantee from Ohshima. The Company recorded charges against the accrual of approximately $100,000 during the nine months ending June 29, 2001, and approximately $2.9 million through fiscal year-ended September 30, 2000.

In October 1998, the Company closed its underutilized Alabama facility and transferred many of the customers to its other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of approximately $100,000 during the nine months ending June 29, 2001, and approximately $3.1 million through fiscal year-ended September 30, 2000. During the nine months ended June 29, 2001, the Company reallocated approximately $300,000 of the restructuring charge from severance and employee benefits to building maintenance costs. There have been no other significant reallocations or re-estimates of this restructuring charge to date.

At June 29, 2001, approximately $1.1 million of the above restructuring charges are classified as a current liability. The balance is recorded to reduce the property, plant and equipment to its net realizable value.

The restructuring plans are in compliance with revised financial covenants.

Liquidity and Capital Resources
-------------------------------
As reflected in the Consolidated Statement of Cash Flows for the nine months ending June 29, 2001, net cash provided by financing activities was $3.7 million, of which $200,000 was used to support operating activities and $3.5 million was used in net investing activities. An overall slowdown in the Electronics Manufacturing Services industry has resulted in fewer orders, reducing inventory levels by $8.9 million since inventory is not being replaced as existing orders are being filled. Similarly, accounts payable has decreased by $6.0 million due to fewer purchase orders being processed. The slowdown has also resulted in $2.8 million of receivable growth from raw material having been sold back to customers. Capital additions were $3.5 million and were primarily used to upgrade the manufacturing capabilities of the Company.

On December 28, 1999, the Company entered into a three-year secured asset-based facility for $35.0 million. The credit facility as amended on March 30, 2000, December 1, 2000, and April 24, 2001, consists of two components, the first a $25.0 million revolving credit facility based on eligibility criteria for receivables and inventory. Amounts borrowed are limited to 85 percent of qualified accounts receivable, 20 percent of raw materials, and 30 percent of finished goods inventory, respectively. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At June 29, 2001, $22.9 million was outstanding consisting of $15.5 million and $7.4 million relating to the revolving credit facility and term loan, respectively, with $3.7 million available under the revolving credit facility.

The Company is required to meet certain financial covenants in relation to its aforementioned credit facilities. At June 29, 2001, and through the date of this filing, the Company was in compliance with these debt covenants. Management believes that the Company is at risk to default on certain of these covenants during the fourth quarter of this fiscal year. However, Management intends to seek such amendments and/or waivers that are necessary to meet these covenants.

The Company's liquidity is dependent upon its ability to generate positive cash flow from operations, completion of the planned sales of its Alabama and Texas facilities and/or obtaining additional debt or equity financing if required, of which there can be no assurance.

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

New Accounting Pronouncements
-----------------------------
Goodwill and Other Intangible Assets:

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. The Company is required to adopt SFAS No. 142 during the first quarter of its fiscal year ended September 30, 2002. Management is in the process of assessing the potential impact on the results of operations.

Business Combinations:

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This FASB addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations. The provision of this statement applies to all business combinations initiated after June 30, 2001.

Forward-looking Statements
--------------------------
Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the Company's Form 10K for the fiscal year ending September 30, 2000 and its other filings with the Securities and Exchange Commission.



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



                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August 3, 2001               /s/Thomas W. Lovelock
                                   -----------------------------
                                       Thomas W. Lovelock
                                       President and
                                       Chief Executive Officer



Dated: August 3, 2001               /s/Richard L. Weiss
                                   ------------------------------
                                       Richard L. Weiss
                                       Vice President and
                                       Chief Financial Officer