Form 10-K
period 2001-09-30
IEC ELECTRONICS CORP
filed 2002-01-14
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 2001 or
                                 ------------------


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

The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $3,029,398 as of January 11, 2002, based upon the closing price of the registrant's common stock on the Nasdaq National Market on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

As of January 11, 2002, there were outstanding 7,691,503 shares of Common
Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 2002 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................    11
Item 3:  Legal Proceedings............................................    11
Item 4:  Submission of Matters to a Vote of Security Holders..........    12
         Executive Officers of Registrant.............................    12


                                     PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    13
Item 6:  Selected Consolidated Financial Data.........................    14
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    15
Item 7A: Quantitative and qualitative disclosures about market risk...    19
Item 8:  Financial Statements and Supplementary Data..................    19
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    19


                                    PART III


Item 10: Directors and Executive Officers of the Registrant...........    20
Item 11: Executive Compensation.......................................    20
Item 12: Security Ownership of Certain Beneficial Owners and
          Management..................................................    20
Item 13: Certain Relationships and Related Transactions...............    20

                                     PART IV


Item 14: Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................    21

                                     PART I



ITEM 1.  BUSINESS
-----------------

     IEC Electronics Corp. ("IEC") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company believes that it is a significant provider of electronics manufacturing services based upon its state-of-the-art manufacturing capabilities, volume of production and quality of its services. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. The Company believes that, based upon its volume of production, it is one of the larger independent SMT electronics manufacturing services providers in the United States. As a full-service EMS provider, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

     IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, the Company acquired an EMS provider in Edinburg, Texas which it renamed IEC Electronics-Edinburg, Texas Inc. ("Texas"). In November 1994, the Company acquired an EMS provider in Arab, Alabama, which it renamed IEC Arab, Alabama Inc. ("Alabama"). In August 1998, the Company through its newly created Irish subsidiary, IEC Electronics - Ireland Limited,("Longford"), acquired certain assets of an EMS provider located in Longford, Ireland. In February 2001, the Company acquired IEC Electronicos de Mexico, located in Reynosa, Mexico.

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Texas and Alabama until January 26, 2000 when each of Texas and Alabama merged into IEC; Longford from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico from February 2001, (collectively, the "Company"). In December 1999, the Company closed its underutilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

     In October 1998, the Company closed its Alabama facility. The facility's customers were transferred to the Company's other facilities, the equipment was moved to the Company's other locations, and a certain portion of the real estate was sold. On the remaining balance of real estate there is a building of approximately 106,500 square feet. The Company entered into a one-year lease agreement in August, 2001 which was later modified into a two-year lease in December 2001 for 57,000 square feet of it, under which the tenant is obligated to buy all of that real property before a revised date of August 15, 2003, if the tenant is able to secure financing for this purchase. In November 2001 the Company leased to a third party 1,000 square feet of the remaining 49,500 square feet of the Alabama facility under a month-to-month lease.

      In December, 1998, the Company entered into a Shelter Services Agreement with a Texas Limited Partnership and its Mexican corporate subsidiary which leased 50,000 square feet in a newly constructed industrial park in Reynosa, Mexico. This Maquiladora facility thereafter commenced manufacturing printed circuit board assemblies and wire harnesses, and began shipping in April 1999 as IEC Electronicos de Mexico.

     Effective February 1, 2001, the Company terminated the Shelter Services Agreement and exercised its option to acquire the Mexican subsidiary of the Texas Limited Partnership for one U.S. dollar ($1.00). On March 28, 2001, the subsidiary, now wholly owned by the Company, executed a new five-year lease agreement with a five-year renewal option combining the original 50,000 square feet with an additional 62,000 square feet at the Reynosa facility. Effective May 1, 2001, the Mexican subsidiary, IEC Electronicos de Mexico, S. De R.L. De C.V. occupied the entire 112,000 square foot facility.

     In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations, including reducing its cost structure and improving working capital. This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operation.

     The Company has achieved world-class ISO 9002 certification for the Reynosa, Mexico plant and is ISO 9001 certified at the Newark, New York plant. These certifications are international quality assurance standards that most OEMs consider crucial in qualifying their EMS providers.

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

Electronics Manufacturing Services:  The Industry

     The EMS industry specializes in providing the program management, technical and administrative support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. It provides quality product, delivered on time and at the lowest cost, to the OEM. This full range of services gives the OEM an opportunity to avoid large capital investments in plant, equipment and staff and allows the OEM to concentrate instead on the areas of its greatest strengths: innovation, design and marketing. Utilizing EMS such as those provided by IEC gives the customer an opportunity to improve return on investment with greater flexibility in responding to market demands and exploiting new market opportunities.

     Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on areas of their greatest expertise such as research, product design and development and marketing. In addition, EMS allows OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider EMS providers an integral part of their business and manufacturing strategy. Accordingly, the EMS industry has experienced significant growth as OEMs have established long-term working arrangements with EMS providers such as IEC.

     OEMs increasingly require EMS providers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis in which the OEM supplies all materials and the EMS provider supplies labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution. The manufacturing partnership between OEMs and EMS providers involves an increased use of "just-in-time" inventory management techniques which minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs.

     In the industry there has been the increasing shift from PTH to SMT interconnection technologies. PTH technology involves the attachment of electronic components to printed circuit boards with leads or pins which are inserted into pre-drilled holes in the boards. The pins are then soldered to the electronic circuits. The drive for increasingly greater functional density has resulted in the emergence of SMT, which eliminates the need for holes and allows components to be placed on both sides of a printed circuit, contributing to size reductions of up to 50%. SMT requires expensive, highly automated assembly equipment and significantly more expertise than PTH technology. To achieve high yields, EMS providers must have extensive knowledge and experience in solder paste, solder reflow, thermal management, metal fatigue, adhesives, solvents, flux chemistry, surface analysis, intermetallic bonding and testing. The shift to SMT from PTH technology has increased the use of EMS providers by OEMs seeking to avoid the significant capital investment required for development and maintenance of SMT expertise.

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

     As part of its strategy, the Company recognizes the need to offer advanced manufacturing technologies to its customers and, as a consequence, has been actively involved with SMT since the early 1980's. During fiscal 2001, the Company invested approximately $4.0 million in capital equipment. The vast majority of this amount was invested to upgrade equipment and process automation projects. The Company believes that it operates one of the larger SMT facilities in the United States. IEC believes that the high cost of SMT assembly equipment and the increased technical capability necessary to achieve an efficient, high yield SMT operation are significant competitive factors in the market for electronic assembly. The Company also believes that OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their capital and inventory costs, as manufacturing technologies become more complex and as product life cycles shorten. Generally, turnkey contracts result in stable, close and long-term working relationships with customers. Since major OEMs require that EMS providers demonstrate the ability to offer SMT assembly services and to manage and support large turnkey contracts, there are significant barriers to entry in the EMS industry.

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


Products and Services

     The Company manufactures a wide range of assemblies which are incorporated into hundreds of different products. The Company provides electronic manufacturing services primarily for telecommunications equipment; measuring devices; medical instrumentation; imaging equipment; office equipment; micro, mini and mainframe computers; and computer peripheral equipment. During the fiscal year ended September 30, 2001 the Company provided electronics manufacturing services to approximately 55 different customers, including JDS Uniphase, ("JDSU"), GenRad, Inc. ("GenRad"), Symbol Technologies, Inc. ("Symbol"), Tellabs, Inc. ("Tellabs"), and Lucent Technologies, Inc.("Lucent"). The Company provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations.

Materials Management

     In fiscal 2001, 2000, and 1999, turnkey contracts, under which the Company provided materials in addition to a value-added labor component, represented
96 percent, 97 percent and 95 percent of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. The Company generally procures material only to meet specific contract requirements. In addition, the Company's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by the Company as a result of a customer's cancellation of contracted quantities. The Company's internal systems provide effective controls for all materials, whether purchased by the Company or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

Suppliers

     Materials and components used in EMS, whether supplied by the OEM or by the Company, are available generally from a number of suppliers at negotiated prices which are firm for the life of the purchase order. However, at various times in the electronics industry there have been industry-wide short- ages of components which have temporarily delayed the Company's manufacture and shipment of products. The Company's business is not dependent upon any one supplier.

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

Marketing and Sales

     The Company markets its services through a direct sales force of 4 individuals, 14 program managers and 5 independent manufacturers' representatives, who currently employ approximately 36 sales people. In addition to the sales and marketing staff, the Company's executives are closely involved with marketing efforts. The Company conducts extensive market research to identify industries and to target companies where the opportunity exists to provide electronic manufacturing services across a number of product lines and product generations.

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

Backlog

     The Company's backlog as of September 30, 2001 and September 30, 2000 was approximately $21 million and $162 million, respectively. At December 31, 2001, the backlog was $31 million, and the book-to-bill ratio (newly signed purchase orders/sales) for the first quarter 2002 improved to 1.67. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially all of the current backlog is expected to be shipped within the Company's current fiscal year. Variations in the magnitude and duration of contracts received by the Company and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


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



Employees

     The Company's employees numbered approximately 700 at November 6, 2001, including 116 employees (of which 48 are in Mexico) engaged in engineering, 442 (of which 211 are in Mexico) in manufacturing and 142 (of which 48 are in Mexico) in administrative and marketing functions. None of the Company's U.S. employees are covered by a collective bargaining agreement. The Mexican employees are represented by a labor union. The Company has not experienced any work stoppages and believes that its employee relations are good. The Company has access to a large work force by virtue of its northeast location midway between Rochester and Syracuse, two upstate New York industrial cities, and by virtue of its Mexican location in Reynosa, 15 miles from the Texas border.

Patents and Trademarks

     The Company holds patents unrelated to electronics manufacturing services and also employs various registered trademarks. The Company does not believe that either patent or trademark protection is material to the operation of its business.


Safe Harbor for Forward-looking Statements under Securities Litigation Reform Act of 1995: Certain risk factors

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

General Economic Conditions

     The Company is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of recent unfavorable economic conditions and reduced capital spending, sales have declined in fiscal 2001 compared to fiscal 2000.
In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry worldwide were impacted during fiscal 2001. If the economic conditions in the United States worsen either as the result of a protracted recession or in consequence of the after effects of the events of September 11, 2001, the Company may experience a material adverse impact on its business, operating results and financial condition.

Financing Arrangements

     The Company has significant debt service obligations and has sustained operating losses for four consecutive fiscal years. As reported in Note 1 to the Consolidated Financial Statements, the Company's credit agreement expires on February 15, 2002. As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the accompanying financial statements as of September 30, 2001, to reflect contingencies involved in pending litigation, the Company is in violation of the amended agreement. It is currently in discussions with other lending institutions with respect to a new credit agreement. If it is unable to obtain a new credit agreement by February 15, 2002, or to obtain a further extension on its current credit agreement, the Company will be unable to service its current debt obligations and its business, operating results and financial condition would be materially adversely impacted.

     The degree to which the Company may be leveraged in the future could materially and adversely affect its ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon its future performance, which will be subject to financial, business and other factors affecting its operations, many of which are beyond its control.

     The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. If it is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing, that any such financing would be on favorable terms, or that it will be permitted to do so under the terms of its existing financing arrangements, or its financing arrangements in effect in the future. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to experience adverse operating results or to fund required capital expenditures or increased working capital requirements may be adversely affected.

Customer Concentration; Dependence On the Electronics Industry

     A small number of customers are currently responsible for a significant portion of the Company's net sales. During fiscal 2001, 2000, and 1999, the Company's five largest customers accounted for 57%, 75% and 60% of consolidated net sales, respectively. During fiscal 2001, JDS Uniphase, GenRad and Symbol, accounted for 13%, 12% and 11%, respectively, of consolidated net sales. No revenues from JDS Uniphase are anticipated during fiscal 2002. The Company is dependent upon continued revenues from its other large customers. The percentage of the Company's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on the Company's results of operations. The Company has no firm long-term volume purchase commitments from its customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of the Company's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

Revenue Fluctuations

     The Company's revenues have fluctuated over the past five fiscal years. Net sales were $260.7 million in fiscal 1997, $248.2 million in fiscal 1998, $157.5 million in fiscal 1999, $204.2 million in fiscal 2000, and $160.6 million in fiscal 2001. Although the Company continues to broaden its portfolio of customers there can be no assurance that its revenues will increase. There can also be no assurance that the Company will successfully manage the integration of any business it may acquire in the future. As the Company manages its geographically dispersed operations and expands its operation in Mexico, it may experience certain inefficiencies. In addition, the Company's results of operations could be adversely affected if either of its facilities does not achieve growth sufficient to offset increased expenditures associated with geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources.


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

Availability of Components

     Substantially all of the Company's net sales are derived from turnkey manufacturing in which the Company provides both materials procurement and assembly services. In turnkey manufacturing, the Company potentially bears the risk of component price increases, which could adversely affect the Company's gross profit margins. At various times there have been shortages of components in the electronics industry. If significant shortages of components should occur, the Company may be forced to delay manufacturing and shipments, which could have a material adverse effect on the Company's results of operations.

     Availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond the Company's control and could adversely affect revenue levels and operating efficiencies.

Risks Associated with Mexican Operations

     The Company intends to continue to expand its manufacturing operations in Mexico, which will result in a significant portion of its net sales being subject to the normal risks associated with foreign operations. Such risks include unexpected difficulties in staffing and managing a foreign subsidiary and political and regulatory uncertainties. There can be no assurance that such factors will not have an adverse impact on the Company's ability to increase and maintain its revenues from its Mexican manufacturing operations.

Market Price of Common Stock

     The fluctuations in the Company's operating results as well as general market conditions have affected the price of the Company's Common Stock. On January 11, 2002, the closing price of the Company's Common Stock on The Nasdaq Stock Market ("Nasdaq") was $0.68 per share. The Company's Common Stock is currently listed on The Nasdaq National Market ("NNM") tier of Nasdaq.

     Nasdaq rules provide, among other things, that a company must maintain a minimum bid price of $1 per share in order to remain listed on NNM. Companies whose securities fall below the minimum bid price for 30 consecutive business days are given a 90-day grace period to regain compliance. A company may demonstrate compliance by meeting the standard for a minimum of ten consecutive business days. If a company fails to regain compliance within the applicable timeframe, it is subject to delisting. On September 27, 2001, Nasdaq announced there would be an across-the-board moratorium on the minimum price requirements until January 2, 2002. Under this temporary relief, companies were not to be cited for bid price deficiencies, and no deficiencies accrued during this period. The minimum bid price rule was reinstated effective January 3, 2002. It is not certain what impact that will have on the continued listing of the Company's Common Stock on NNM. There can be no assurance that the bid price of the Company's Common Stock will be at or above $1.00 for the requisite period of time. If the Company is unable to regain compliance, the Company anticipates that its Common Stock will be transferred to The Nasdaq SmallCap Market tier of Nasdaq.

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


ITEM 2.  PROPERTIES
-------------------

     The Company's administrative and principal manufacturing facility is located in Newark, New York and contains an aggregate of approximately 300,000 square feet. The IEC Edinburg, Texas facility consists of approximately 87,000 square feet. The facility is primarily empty, houses a materials stockroom, and is currently being marketed for sale. The Reynosa, Mexico facility consists of approximately 112,000 square feet and is leased from a third party under an agreement expiring in 2006, with a 5-year renewal option. The Company's Arab, Alabama facility consists of approximately 106,500 square feet, of which 57,000 square feet is leased to a third party under an agreement expiring in August, 2003 and 1,000 square feet is leased to a third party under a month-to-month agreement.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Except as set forth below, there are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or subsidiaries' property is subject. To the Company's knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

     On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices and breach of contract for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consists of a general denial and various affirmative defenses. The Company is in the process of moving for summary judgment and will prosecute the action vigorously, as management believes its case to be meritorious and regards the answer as a delaying tactic.

On October 4, 2001, the Company commenced an action against ID Systems, Inc. seeking approximately $177,000 for unpaid invoices and breach of contract. An answer was served on December 14, 2001, denying the Company's claims and asserting counterclaims totaling $950,000. The Company believes its case to be meritorious and will vigorously prosecute the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 2001, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of September 30, 2001, were as follows:

      Name                  Age           Position

Thomas W. Lovelock          58          President,Chief Executive Officer and
                                        Director

Richard L. Weiss            57          Vice President,
                                        Chief Financial Officer and Treasurer

Bill R. Anderson            56          Vice President and General Manager
                                        Newark Operations

William A. Nabors           60          Vice President and General Manager
                                        Texas/Mexico Operations

Randall C. Lainhart         42          Vice President, New Business Development

Stephen H. Hotchkiss        51          Director of Marketing

Kevin J.  Monacelli         47          Controller


     Thomas W. Lovelock has served as IEC's President and Chief Executive Officer and as a Director since August 21, 2000. He was previously employed as President and Chief Executive Officer of Group Technologies, an EMS provider and subsidiary of Sypris Solutions in Tampa, Florida. Mr. Lovelock has also held the positions of President and Chief Executive Officer (1992-1997) at Bell Technologies,Inc., Vice President of Operations in the Communications Manufacturing Division of E-Systems, and various management positions at Analog Devices and Motorola.

     Richard L. Weiss, a certified public accountant, became Vice President, Chief Financial Officer and Treasurer of the Company on October 1, 1999, having joined the Company as Director of Finance in August 1999. Prior thereto, he had been Vice President, Finance of Microwave Data Systems, a division of California Microwave, Inc.(1990 - 1998). From 1974 - 1990, Mr. Weiss was employed by the RF Communications Group of Harris Corp. as a Manager of Finance and Operations and in various other managerial positions.

     Bill R. Anderson has served as Vice President and General Manager, Newark Operations since September 2001. Prior thereto, he was Vice President, Supply Chain Management and Materials (March 2001 to September 2001) and continues to remain responsible for those areas corporate wide. He held the positions of Vice President of Materials and of Executive Vice President and General Manager at IEC from 1995-1998. In 1998, he left the Company and became Vice President of North American Operations for SMT Centre (SMTC), Toronto, Canada, an EMS provider. From there, he accepted the position of Vice President of Materials and Supply Chain Management at MCMS, Inc., also an EMS provider, a position he held until March 2001, when he rejoined the Company.

     William A. Nabors became Vice President and General Manager of Texas and Mexico Operations in September 2001. Prior thereto, he held the positions of Vice President, Manufacturing Operations (October 2000-September 2001) and Vice President and General Manager of Newark Operations (June 2000-October 2000). Previously, Mr. Nabors was Vice President and General Manager (during 1998) of Austin High Volume Mfg. at XeTel Corporation. He also was Vice President of Manufacturing Operations at Tanisys Technology (June 1, 1995-October 1, 1997), and held key management positions at Compaq Computer.

     Randall C. Lainhart joined the Company in June 2001 as Vice President, New Business Development. Prior thereto, he was Vice President, Sales and Marketing for Matco Electronics, Inc., Binghamton, New York, (1994-2001), Director, New Business Development for SCI Systems, Inc. (1989-1994) and Director, New Business Development for Ferranti International, Lancaster, Pennsylvania, (1986-1989). At Ferranti International, he was also Director, Quality Assurance (1984-1986).

     Stephen H. Hotchkiss has served as Director of Marketing since June 2001. He previously served as Vice President of New Business Development (October 2000-June 2001) and Vice President, Sales and Marketing (November 1997-October
2000). Prior thereto, he had been Director of Sales of Marketing (November 1996-November 1997), Sales Manager (March 1996-November 1996), and Sales Representative (1977-1996).

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

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
--------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

      (a)  Market Information.

           The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol IECE.

           The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market.

                                              Closing Sales Price
      Period                                   High        Low
October 1, 1999 - December 31, 1999            $ 3.063     $ 1.000
January 1, 2000 - March 31, 2000               $ 3.781     $ 2.000
April 1, 2000   - June 30, 2000                $ 2.969     $ 1.500
July 1, 2000    - September 30, 2000           $ 2.875     $ 1.500
October 1, 2000 - December 31, 2000            $ 2.063     $ 0.531
January 1, 2001 - March 31, 2001               $ 2.000     $ 0.656
April 1, 2001   - June 30, 2001                $ 1.440     $ 1.063
July 1, 2001    - September 30, 2001           $ 1.200     $ 0.520


      The closing price of the Company's Common Stock on The Nasdaq Stock Market on January 11, 2002, was $0.68 per share.

      (b)  Holders.

           As of January 11, 2002, there were approximately 134 holders of record of the Company's Common Stock.

      (c)  Dividends.

           The Company did not pay any dividends on its Common Stock during the fiscal years ended September 30, 2001 and 2000. It is the current policy of the Board of Directors of the Company to retain earnings for use in the business of the Company. Certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends. The Company does not plan to pay cash dividends on its Common Stock in the foreseeable future.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)


                            Years Ended September 30,


                                  2001       2000       1999    1998(1)    1997
                               ------------------------------------------------
Income Statement Data
---------------------

Net Sales                      $ 160,638  $204,158   $157,488 $248,159 $260,686
                               ------------------------------------------------

Gross (Loss) Profit            $  (3,544) $  3,726   $ (5,766) $13,640 $ 28,094
                               ------------------------------------------------

Operating (Loss) Income        $ (27,280) $ (7,864)  $(22,051) $(7,554)$ 12,321
                               ------------------------------------------------

Net (Loss) Income              $ (29,272) $ (8,031)  $(20,565) $(6,160)$  6,958
                               ------------------------------------------------

Net (Loss) Income per Common
and common equivalent share:
    Basic                       $  (3.83)   $(1.06)  $  (2.72) $ (0.82)$   0.93
    Diluted                     $  (3.83)   $(1.06)  $  (2.72) $ (0.82)$   0.91
                                ------------------------------------------------

Common and Common
equivalent shares
    Basic                          7,651     7,590      7,563    7,542    7,442
    Diluted                        7,651     7,590      7,563    7,542    7,617
                                -----------------------------------------------

Balance Sheet Data
------------------
Working Capital                 $  1,163   $30,860   $ 33,424  $31,764 $ 34,622
                                -----------------------------------------------

Total Assets                    $ 38,126   $89,561   $ 93,919  $98,665 $152,070
                                -----------------------------------------------

Long-term debt, less current
 maturities                     $    -     $15,266   $ 16,547  $ 7,138 $  6,988
                                -----------------------------------------------


Shareholders' equity            $ 11,809   $41,008   $ 48,845  $69,568 $ 75,461
                                -----------------------------------------------



(1) The results of operations and financial position as of and for the year ended September 30, 1998, include the operations of IEC Electronics - Ireland Limited, as of the acquisition date, August 31, 1998, through September 4, 2001.

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

Overview
--------

     IEC had a challenging year in fiscal 2001 as it continued its transition from heavy reliance on customers in the personal computer industry to establishing a more diverse portfolio of customers, but focusing on telecommunications and industrial customers. During 2001, the telecommunications segment contracted dramatically and the Company suffered significant order reductions from its customers. The Company took a number of important steps in 2001, including a continued emphasis on business development from new and existing customers and establishing and completing a restructuring plan to consolidate its Texas and Mexico business operations, while significantly reducing its overhead structure to match lower revenues.

Analysis of Operations
----------------------
      Sales
      -----
     (dollars in millions)

                                                       %                %
     For Year Ended September 30,     2001     2000   Change    1999    Change
                                      ----     ----   ------    ----    ------

     Net Sales                       $160.6   $204.2  (21.4)%   $157.5   29.7%



     The 21.4% decrease in fiscal 2001 net sales compared to fiscal year 2000 was primarily due to the loss of one major customer and the significant downturn in the telecommunications and industrial sectors of the U.S. economy. Subsequent to September 30, 2001, the book-to-bill ratio has improved and is currently at
1.67. The 29.7% increase in fiscal 2000 net sales compared to fiscal year 1999 was mainly attributable to the corporate strategy to broaden its customer base while maintaining the current level of production with its larger customers. The Company's percentage of turnkey sales has remained steady. Such sales represented 96%,97% and 95% of net sales in fiscal 2001, 2000 and 1999, respectively.

     Gross (Loss) Profit and Selling and Administrative Expenses
     ----------------------------------------------------
     (as a % of Net Sales)


      For Year Ended September 30,           2001        2000        1999
                                             ----        ----        ----

      Gross (Loss) Profit                    (2.2%)      1.8%        (3.7%)

      Selling and Administrative Expenses     6.1%       6.2%         7.8%

     Gross profit as a percentage of sales was (2.2%) in fiscal 2001 as compared to 1.8% in fiscal 2000. This decrease was a result of a combination of factors. The Company experienced lower overhead absorption due to underutilized capacity from lower sales volume, change of customer mix, and greater customer product complexity with requests for design changes which caused manufacturing production interruptions, restarts and increased set-up expenses, creating excess production downtime. A significant factor was a charge against inventory and receivables recorded on January 11, 2002, included in the accompanying financial statements as of September 30, 2001, to reflect litigation contingencies. Were it not for that charge, the fiscal 2001 gross profit percentage would have been 1.1%. During fiscal 2001, the Company has significantly reduced its overhead structure in an effort to match lower revenues. On an annualized basis, $14 million was removed. As a result, the breakeven level of business was almost half of the level in effect in fiscal 2000.

     Gross profit as a percentage of sales increased more than 5 percentage points in fiscal 2000 compared to fiscal 1999. This increase was primarily due to an increase in demand from the Company's two largest customers who provide higher margin percentages. This increase was also due to improved fixed manufacturing overhead absorption being mitigated by increased material and direct labor costs.

     Selling and administrative expenses as a percentage of sales decreased slightly to 6.1% compared to 6.2% in fiscal 2000. This minimal change during a year when revenue decreased 21% was primarily a result of concentrated efforts to better match overhead expenses with the revenue stream. In fiscal year 2000, SG&A expenses as a percentage of sales decreased from fiscal 1999's 7.8% primarily due to an increase in the sales base. Selling and administrative expenditures decreased in fiscal 2001 to $9.8 million from $12.6 million in fiscal 2000, as a result of decreases in commissions expense related to decreased net sales, and other cost-cutting measures.

     Other Income and Expense
     ------------------------
     (dollars in millions)


      For Year Ended September 30,        2001        2000        1999
                                          ----        ----        ----

      Interest Expense                    $2.0        $2.1         $1.1

      Other Income                        $ -         $2.0         $ -


     Interest expense decreased $131,000 to $2.0 million in fiscal 2001 from $2.1 million in fiscal 2000 due to lower interest rates throughout the year. Interest expense increased $1.0 million in fiscal 2000 from $1.1 million in fiscal 1999, due to higher borrowing levels and higher interest rates throughout the year. Other income of $2.0 million in fiscal 2000 is composed of life insurance proceeds due to the death of the former Chief Executive Officer in December, 1999.

      Income Taxes
      ------------
      (as a % of loss before income taxes)

      For Year Ended September 30,        2001        2000        1999
                                          ----        ----        ----

      Effective Tax Rate                    -%         -%        (11.1%)


     In fiscal 2001, the Company recorded an income tax expense relating to foreign operations in the amount of $116,000, and an income tax benefit from the receipt of a prior year state refund in the amount of $95,000. The Company has recorded no benefit from U.S. income tax for fiscal years 2001 and 2000 as a result of net losses from fiscal 1998 through 2001, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Restructuring Charge
--------------------
(dollars in millions)

For Year Ended September 30,        2001        2000        1999
                                    ----        ----        ----

 Restructuring Charge              $ 1.4       $(1.0)       $4.0

     In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings of $1.4 million in the third quarter of fiscal 2001. The charge related to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. As of September 30, 2001, a reserve balance of approximately $651,000 still remained. It is anticipated that all remaining charges against the accrual will be made during fiscal 2002. There have been no significant reallocations or re-estimates of this restructuring charge to date.

     In September 1999, the Company announced its plan to close its underutilized Irish operation (Longford) and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000) and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000 a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the reversal of a previously established restructuring reserve which included $800,000 relating to the lease and $200,000 recovered from a guarantee which had been executed by the company from whom the assets in Ireland had been purchased. The Company recorded charges against the accrual of approximately $54,000, $2.2 million and $700,000 during fiscal 2001, 2000 and 1999, respectively. There is no remaining balance at September 30, 2001.

     In October 1998, the Company closed its underutilized Alabama facility and transferred the facility's customers to the Company's other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of $85,000, $200,000, and $1.6 million in fiscal 2001, 2000, and 1999, respectively. As of September 30, 2001, a reserve balance of approximately $1,440,000 still remained. Of this balance, $1.2 million relates to the write-down of assets and is included in property, plant and equipment on the Consolidated Balance Sheet. There have been no significant reallocations or re-estimates of the restructuring charges to date.

Asset Impairment Writedown
--------------------------

In assessing and measuring the impairment of long-lived assets, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the long-lived asset or identifiable intangible being tested for impairment was acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset grouping in determining whether an impairment has occurred. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for impairment based on the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Additionally, where an impairment loss is recognized for long-lived assets and identifiable intangibles where goodwill has been allocated to the asset grouping, as described immediately above, the carrying amount of the allocated goodwill is impaired (eliminated) before reducing the carrying amounts of impaired long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

With respect to the carrying amounts of goodwill remaining after the testing for impairment of long-lived assets and identifiable intangibles, including enterprise level goodwill not subject to impairment testing under SFAS No. 121, the Company assesses such carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such goodwill may not be recoverable. The Company assesses the recoverability of this goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired business. The amount of goodwill impairment, if any, is measured based on projected discounted operating cash flows compared to the carrying value of such goodwill.

     During the fourth quarter of 2001, certain fixed assets and intangible assets were identified as impaired. As a result of the overall softening of the electronics manufacturing services industry and a change in the Company's business strategy, the Company does not believe that their future cash flows support the carrying value of the long-lived assets and goodwill. The current market values were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The effect of this impairment recognition totaled approximately $12.6 million, of which $9.6 million represented a writeoff of goodwill and $3.0 million represented a writedown of property, plant and equipment.

     During the fourth quarter of 1999, certain fixed assets were no longer in use and identified as impaired. The equipment was marketed for sale, and as such, the carrying value of these assets was written down to the estimated recoverable sales value, net of commissions, obtained from appraisals and used equipment quotations. The effect of this impairment recognition totalled approximately $400,000 and was included with depreciation expense for the year ended September 30, 1999. In fiscal 2000, $160,000 of these assets were returned to active use due to volume increases.

Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statement of Cash Flows for 2001, of the $11.2 million of cash provided by operating activities, $4.0 million was used to fund investing activities, and $7.2 million was used to pay down bank debt.

     Capital additions were $4.0 million in 2001 and $1.8 million in 2000. These expenditures were primarily used to upgrade the manufacturing capabilities of the Company.

     As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Under the terms of the amendment, the revolving credit facility component of the agreement, based on eligibility criteria for receivables and inventory, was reduced from $25 million to $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, 20% of raw materials and 30% of finished goods inventory, but in no event is the inventory borrowing base greater than $2 million. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At September 30, 2001, $13.4 million was outstanding, consisting of $6.5 million and $6.9 million relating to the revolving credit facility and term loan, respectively, with an additional $2.1 million available under the revolving credit facility. As a result of certain changes to inventory and receivables to reflect contingencies involved in pending litigation, the Company is currently in violation of the amended agreement. Subject to resolution related to the Company's violation of the amended agreement, the availability under the revolver at December 21, 2001, under the most recent amendment was $1.6 million.

     Interest on this revolving credit facility is determined at the Company's option on a LIBOR or prime rate basis, plus a margin. A facility fee is paid on the unused portion of the facility.

     The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, included in the accompanying financial statements as of September 30, 2001, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002, expiration date of the current agreement.

     Since the Company's loan agreement currently expires on February 15, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by February 15, 2002, or obtains an extension of its existing credit agreement and providing it meets with substantial success in its pending litigation and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to meet the obligations.

Impact of Inflation
-------------------

     The impact of inflation on the Company's operations for the last three years has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("FAS 141") "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, as the Company wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We will adopt this standard on October 1, 2002. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on October 1, 2002. Management is currently determining what effect, if any, FAS No. 144 will have on its financial position and results of operations.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 27, 2002 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 27, 2002 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
            MANAGEMENT
            ----------

    The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 27, 2002 and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 27, 2002 and is incorporated in this report by reference thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
----------------------------------------------------------------
            FORM 8-K
            --------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  25
              Consolidated Balance Sheets as of
               September 30, 2001 and 2000..................................  26
              Consolidated Statements of Operations for the years
               ended  September 30, 2001, 2000 and 1999 ....................  28
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2001,
               2000 and 1999................................................  29
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2001, 2000 and 1999......................  30
              Notes to Consolidated Financial Statements....................  31
              Schedule I  Valuation and Qualifying Accounts.................  44

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.
 (3) Exhibits

Exhibit No.                     Title                                       Page

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4 Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.5         Certificate of Ownership and Merger merging IEC Electronics Corp.
            into DFT Holdings Corp. - Delaware. (Incorporated by reference to
            Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.6 Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.7 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ende March 27, 1998)
3.8 Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998.
3.9 Certificate of Ownership and Merger merging IEC Electronics-Edinburg, Texas Inc. into IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on January 26, 2000. (Incorporated by reference to Exhibit 3.13of the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
3.10 Articles of Merger of IEC Electronics-Edinburg, Texas Inc. into IEC Electronics Corp. filed with the Secretary of State of the State of Texas on January 26, 2000. (Incorporated by reference to
            Exhibit 3.14 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

3.11 Certificate of Ownership and Merger merging IEC Arab, Alabama, Inc. into IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on January 26, 2000. (Incorporated by reference to Exhibit 3.15 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
3.12 Articles of Merger of IEC Arab, Alabama Inc. into IEC Electronics Corp. filed with the Secretary of State of the State of Alabama on January 26, 2000. (Incorporated by reference to Exhibit 3.16 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000)
4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)
10.1* IEC Electronics Corp. 1989 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.2* Form of Amended and Restated Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
                Registration No. 33-56498)
10.3* Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.4*       Form of Indemnity Agreement. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.5* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
10.6* Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.7* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.8* Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.9* Form of Change-in-Control Agreement between IEC Electronics Corp. and each of its Vice Presidents, dated as of May 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.)
10.10* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30,
            1997).
10.11* Amendment to IEC Electronics Corp. Savings and Security Plan effective June 1, 1998. (Incorporated by reference to Exhibit
            10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).

10.12* IEC Electronics Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).
10.13       Loan and Security Agreement dated as of December 28, 1999, among
            IEC ELECTRONICS CORP. and IEC ELECTRONICS-EDINBURG, TEXAS INC. (collectively, "Debtor") and HSBC BANK USA as agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL
            CORPORATION ("GE Capital"), as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended December 31, 1999).
10.14 Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 amont IEC ELECTRONICS CORP. ("IEC) and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL
            ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders
            (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000)
10.15 Amendment No. 2 dated as of December 1, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC.("IEC-Edinburg")(collectively, "Debtor") and HSBC BANK USA, as Agent("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders. (Incorporated by reference to Exhibit 10.25 of the Company's
            Annual Report on Form 10-K for the year ended September 30,
            2000).
10.16 Amendment No. 3 dated as of April 24, 2001 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and
            HSBC Bank USA ("HSBC Bank") and General Electric Capital
            Corporation ("GE Capital").                                       45
10.17* Retirement and Deferred Compensation Agreement dated September 30, 1999 between Russell E. Stingel and IEC Electronics Corp.(incor-porated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.18* Employment Agreement made as of August 11, 2000 between IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by
            reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)
10.19* First Amendment dated as of October 23, 2001 and effective as of August 21, 2001 to Employment Agreement between IEC Electronics
            Corp. and Thomas W. Lovelock.                                     49
10.20* Employment Agreement made as of November 1, 2000, effective as of June 5, 2000, between IEC Electronics Corp. and William Nabors. (Incorporated by reference to Exhibit 10.28 of the Company's
            Annual Report on Form 10-K for the year ended September 30,
            2000.)
10.21*      First Amendment dated as of August 24, 2001 to Employment
            Agreement dated as of November 1, 2000 and effective as of June
            5, 2000 between IEC Electronics Corp. and William Nabors.         50
10.22* Employment Agreement between IEC Electronics Corp. and Bill R. Anderson dated as of March 29, 2001 (incorporated by reference to
            Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 30, 2001).
10.23 Lease Agreement dated as of March 21, 2001 between Matamoros Industrial Partners, L.P. and IEC Electronicos de Mexico, S. de
            R.L. de C.V.(incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
            March 30, 2001).
10.24*      2001 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 30, 2001).
10.25*      Change-in-Control Agreement dated as of June 6, 2001 between IEC
            Electronics Corp. and Randall C. Lainhart.                        51
10.26 Amendment No. 4 dated as of December 21, 2001 ("Amendment") to Loan and Security Agreement originally dated as of December 28, 1999 and originally among IEC Electronics Corp. ("IEC" or "Debtor") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General
            Electric Capital Corporation ("GE Capital") as Lenders.           55
11.1        Statement relating to computation of per share earnings. See Note
            1 to the Notes to the Company's Consolidated Financial Statements contained herein.
21.1        Subsidiaries of IEC Electronics Corp.                             59
23.1        Consent of Arthur Andersen LLP                                    60


          (b) Reports on Form 8-K:

          None


*Management contract or compensatory plan or arrangement

                                   SIGNATURES


      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2002.


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


      Signature                Title                          Date

/s/W. Barry Gilbert         Chairman of the Board
----------------------
(W. Barry Gilbert  )                                           January 14, 2002


/s/Thomas W. Lovelock      President, Chief Executive Officer
----------------------     and Director                        January 14, 2002
(Thomas W. Lovelock)


/s/Richard Weiss           Vice President, Chief Financial
-----------------          Officer and Treasurer
(Richard Weiss)           (Principal Financial
                           and Accounting Officer)             January 14, 2002


/s/David J. Beaubien       Director                            January 14, 2002
--------------------
(David J. Beaubien)


/s/Russell E. Stingel      Director                            January 14, 2002
---------------------
(Russell E. Stingel)


/s/Robert P. B. Kidd       Director                            January 14, 2002
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton         Director                            January 14, 2002
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                            January 14, 2002
-------------------
(Justin L. Vigdor)


/s/James C. Rowe           Director                            January 14, 2002
------------------
(James C. Rowe)


/s/Dermott O'Flanagan      Director                            January 14, 2002
------------------
(Dermott O'Flanagan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To IEC Electronics Corp.:

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss) and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its debt is due on February 15, 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           /s/Arthur Andersen LLP


Rochester, New York,
November 16, 2001
(except with respect to the matter discussed in Notes 1 and 5, as to which the date is January 11, 2002)




                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000

                                 (in thousands)


                                     ASSETS

                                                            2001         2000
                                                        ----------------------
CURRENT ASSETS:
  Accounts receivable, net of allowance for doubtful
     accounts of $950 in 2001 and $614 in 2000          $  14,926    $  27,915
  Inventories                                              12,032       36,157
  Other current assets                                        522           75
                                                         ----------------------
        Total current assets                               27,480       64,147
                                                         ----------------------






PROPERTY, PLANT, AND  EQUIPMENT, net                       10,637       15,225
                                                         ----------------------






OTHER ASSETS:
   Costs in excess of net assets acquired, net                  -        9,889
   Other assets                                                 9          300
                                                         ----------------------
                                                                9       10,189
                                                         -----------------------
                                                        $  38,126    $  89,561
                                                         ======================



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000

                 (in thousands, except share and per share data)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2001        2000
                                                      -------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                   $ 13,382    $  2,105
  Accounts payable                                       7,398      25,295
  Accrued payroll and related expenses                   2,014       2,572
  Accrued insurance                                        848       1,583
  Other accrued expenses                                 2,675       1,732
                                                      -------------------------
        Total current liabilities                       26,317      33,287
                                                      -------------------------


LONG-TERM DEBT                                             -        15,266
                                                      -------------------------

COMMITMENTS & CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
       share, authorized - 500,000 shares;
       issued and outstanding - none                       -         -
   Common stock, par value $.01 per
     share, authorized - 50,000,000
     shares; issued and outstanding -
     7,692,076 and 7,626,565 shares,
      respectively                                          77          76
   Additional paid-in capital                           38,418      38,332
   Retained (deficit) earnings                         (26,661)      2,611
   Accumulated other comprehensive loss -
      Cumulative translation adjustment                    (14)        -
   Treasury stock, at cost - 573 shares                    (11)        (11)

                                                      -------------------------
        Total shareholders' equity                      11,809      41,008
                                                      --------------------------
                                                      $ 38,126    $ 89,561
                                                      =========================


        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                 (in thousands, except per share and share data)


                                             2001      2000      1999
                                          --------------------------------

Net sales                                  $ 160,638  $204,158   $157,488


Cost of sales                                164,182   200,432    163,254
                                           -------------------------------
    Gross (loss) profit                       (3,544)    3,726     (5,766)

Selling and administrative expenses            9,743    12,634     12,320
Restructuring charge (benefit)                 1,400    (1,044)     3,965
Asset impairment writedown                    12,593       -          -
                                           -------------------------------
    Total operating expenses                  23,736    11,590     16,285
                                           -------------------------------

    Operating loss                           (27,280)   (7,864)   (22,051)

Interest expense                               2,003     2,134      1,124

Other income, net                                 32     1,962         19
                                           -------------------------------
    Loss before income taxes                 (29,251)   (8,036)   (23,156)

Provision for (benefit from) income taxes         21        (5)    (2,591)
                                           -------------------------------

Net loss                                   $ (29,272) $ (8,031)  $(20,565)
                                           ===============================

Net loss per common and
    common equivalent share:
    Basic and diluted                      $   (3.83) $  (1.06)  $  (2.72)
                                           ===============================


Weighted average number of common
 and common equivalent shares outstanding:
   Basic and diluted                       7,650,673 7,590,046  7,562,727
                                           ==============================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS) AND SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                 (in thousands)
                                                                                    Accumulated
                                                                                      Other
                              Comprehensive                Additional   Retained  Comprehensive                   Total
                                 Income        Common        Paid-In    Earnings      Income      Treasury      Shareholders'
                                 (Loss)         Stock        Capital    (Deficit)     (Loss)        Stock           Equity
                             ----------------------------------------------------------------------------------------------
BALANCE, September 30, 1998                    $    76         $38,563    $31,207      $  133      $    (411)       $69,568

 Shares issued under Directors
   Stock Plan                                     -                  3       -            -             -                 3

 Net loss                     $ (20,565)          -               -       (20,565)        -             -           (20,565)

 Other comprehensive loss,
   currency translation
   adjustments                     (161)          -               -          -           (161)          -              (161)
                             ------------------------------------------------------------------------------------------------------
 Comprehensive loss            $(20,726)
                               =========

BALANCE, September 30, 1999                         76          38,566     10,642         (28)           (411)       48,845

 Executive Signing Bonus                                          (181)                                   200            19

  Shares issued in lieu of cash
    to suppliers and others                       -                (78)      -            -               200           122

  Shares issued under Directors                   -                 25       -            -             -                25
  Stock Plan

  Net loss                     $ (8,031)          -               -        (8,031)        -             -            (8,031)

  Other comprehensive income,
    currency translation
    adjustments                      28          -               -          -              28           -                28
                             ------------------------------------------------------------------------------------------------------
  Comprehensive loss           $ (8,003)
                               =========
BALANCE, September 30, 2000                         76          38,332      2,611         -               (11)       41,008


  Shares issued under Directors
  Stock Plan                                         1              86                                                   87


  Net loss                     $(29,272)                                  (29,272)                                  (29,272)

  Other comprehensive loss,
    currency translation
    adjustments                     (14)                                                  (14)                          (14)
                             ------------------------------------------------------------------------------------------------------
  Comprehensive loss           $(29,286)
                               =========
BALANCE, September 30, 2001                    $    77         $38,418   $(26,661)     $  (14)     $      (11)     $ 11,809
                                               ====================================================================================



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Page 29 of 60

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (in thousands)
                                                        2001      2000    1999
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(29,272)$(8,031) $(20,565)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                      5,267    7,546   15,145
     Deferred income taxes                                -        -        322
     Loss (gain) on sale of fixed assets                  231       18      (33)
     Amortization of costs in excess of net assets
        acquired                                          324      353      400
     Common stock issued under Directors Stock Plan        87       25        3
     Asset impairment writedown (recovery)             12,593     (365)   2,137
     Changes in operating assets and liabilities:
      (Increase)Decrease
        Accounts receivable                            12,989   (4,180)    (930)
        Inventories                                    24,125   (5,429) (10,687)
        Income taxes receivable                           -      2,966   (1,009)
        Other current assets                             (447)     441      (85)
        Other assets                                      291     (284)     252
      Increase (Decrease)
       Accounts payable                               (14,631)    (909)   8,474
       Accrued payroll and related expenses              (558)  (1,295)      17
       Accrued insurance                                 (735)     775     (555)
       Other accrued expenses                             983      823      610
                                                      --------------------------
        Net cash provided by (used in)
                 operating activities                  11,247   (7,546)  (6,504)
                                                      --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment            (3,961)  (1,824)  (2,434)
 Proceeds from sale of equipment                           23    1,294      310
 Utilization of restructuring provision for
   building/equipment                                     (40)    (116)     -
                                                      --------------------------
          Net cash used in investing activities        (3,978)    (646)  (2,124)
                                                      --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in drafts payable             (3,266)   4,385      -
 Net (repayments) borrowings under revolving credit
   facilities                                          (1,884)     824   10,600
 Principal payments on long-term debt                  (2,105)  (1,052)    (158)
                                                      --------------------------
           Net cash (used in) provided by
               financing activities                    (7,255)   4,157   10,442
                                                      --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       14   (4,035)   1,814

Effect of exchange rate changes                           (14)      28      (85)

CASH AND CASH EQUIVALENTS, beginning of year             -       4,007    2,278
                                                       -------------------------
CASH AND CASH EQUIVALENTS, end of year               $   -    $    -    $ 4,007
                                                      ==========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                      $  1,860 $  1,996  $   926
                                                      ==========================
       Income taxes, net of refunds received         $    (95)$ (2,971) $(1,907)
                                                      ==========================

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2001, 2000 AND 1999



1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--    --------------------------------------------------------

Business

IEC Electronics Corp. (IEC) is an independent EMS provider of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance, and complete resource management.

The Company has suffered recurring net losses. As a result of these losses, the Company was in violation of certain financial covenants under its credit agreement as of September 30, 2001. On December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the accompanying financial statements as of September 30, 2001, to reflect contingencies involved in pending litigation, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002, expiration date. In addition, management has been endeavoring to increase revenues and reduce expenses in an effort to improve operating cash flow.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. ("Texas")and IEC Electronics-Arab, Alabama Inc. ("Alabama"), until January 26, 2000 when each of Texas and Alabama merged into IEC; IEC Electronics-Ireland Limited ("Longford") from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico from February 2001, (collectively, the "Company"). In December 1999, the Company closed its underutilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

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

Accounts Payable

Trade accounts payable include drafts payable of $1.1 million and $4.4 million at September 30, 2001, and September 30, 2000, respectively.

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


Long-Lived Assets

In assessing and measuring the impairment of long-lived assets, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the long-lived asset or identifiable intangible being tested for impairment was acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset grouping in determining whether an impairment has occurred. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for impairment based on the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Additionally, where an impairment loss is recognized for long-lived assets and identifiable intangibles where goodwill has been allocated to the asset grouping, as described immediately above, the carrying amount of the allocated goodwill is impaired (eliminated) before reducing the carrying amounts of impaired long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

With respect to the carrying amounts of goodwill remaining after the testing for impairment of long-lived assets and identifiable intangibles, including enterprise level goodwill not subject to impairment testing under SFAS No. 121, the Company assesses such carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such goodwill may not be recoverable. The Company assesses the recoverability of this goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired business. The amount of goodwill impairment, if any, is measured based on projected discounted operating cash flows compared to the carrying value of such goodwill.

During the fourth quarter of 2001, certain fixed assets and intangible assets were identified as impaired. As a result of the overall softening of the electronics manufacturing services industry and a change in the Company's business strategy, the Company does not believe that their future cash flows support the carrying value of the long-lived assets and goodwill. The current market values were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The effect of this impairment recognition totaled approximately $12.6 million, of which $9.6 million represented a writeoff of goodwill and $3.0 million represented a writedown of property, plant and equipment.

During the fourth quarter of 1999, certain fixed assets were no longer in use and identified as impaired. The equipment was marketed for sale, and as such, the carrying value of these assets was written down to the estimated recoverable sales value, net of commissions, obtained from appraisals and used equipment quotations. The effect of this impairment recognition totalled approximately $400,000 and was included with depreciation expense for the year ended September 30, 1999. In fiscal 2000, $160,000 of these assets were returned to active use due to volume increases.

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

Debt - The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues which approximates its carrying amount.

Costs in Excess of Net Assets Acquired

Costs in excess of net assets acquired of $14.1 million were being amortized on a straight-line basis over 40 years. The balance is presented net of accumulated amortization of $4.3 million at September 30, 2000. Amortization of $324,000, $353,000, and $400,000 was charged against operations for the years ended September 30, 2001, 2000, and 1999, respectively.

Net goodwill in the amount of $9.6 million, related to the Newark operations was written off in fiscal 2001. The write-off of net goodwill in the amount of $670,000, related to the Longford operations was charged to the restructuring reserve in fiscal 1999. The write-off of net goodwill of approximately $1.3 million during fiscal 1998 related to the Alabama facility and was charged to the restructuring reserve. See Note 2.


Net Loss per Common and Common Equivalent Share (in thousands, except per share and share data):


                                      (Loss)           Shares         Per Share
     Year-Ended                       (Numerator)    (Denominator)     Amount
------------------------              ------------    ------------    ---------
September 30, 2001
  Basic and diluted EPS
   Loss available to
    common shareholders               $  (29,272)      7,650,673      $   (3.83)
                                      ===========      =========       =========
September 30, 2000
  Basic and diluted EPS
   Loss available to
    common shareholders               $   (8,031)      7,590,046      $   (1.06)
                                      ===========      =========       =========
September 30, 1999
  Basic and diluted EPS
   Loss available to
    common shareholders               $  (20,565)      7,562,727      $   (2.72)
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

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the statements of comprehensive income (loss)and shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("FAS 141") "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, as the Company wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We will adopt this standard on October 1, 2002. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on October 1, 2002. Management is currently determining what effect, if any, FAS No. 144 will have on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   RESTRUCTURING:

In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings of $1.4 million in the third quarter of fiscal 2001. The charge related to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan will allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. As of September 30, 2001, a reserve balance of approximately $651,000 still remained. It is anticipated that all remaining charges against the accrual will be made during fiscal 2002. There have been no significant reallocations or re-estimates of this restructuring charge to date.

In September 1999, the Company announced its plan to close its underutilized Longford operations and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000), and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the reversal of a previously established restructuring reserve which included $800,000 relating to the lease and $200,000 recovered from a guarantee which had been executed by the company from whom the assets in Longford had been purchased. The Company recorded charges against the accrual of approximately $54,000, $2.2 million and $700,000 during fiscal 2001, 2000 and 1999, respectively. There is no remaining balance at September
30, 2001.

In August 1998, the Company announced its plan to close its underutilized Alabama facility and transferred the facility's customers to the Company's other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). The Company recorded charges against the accrual of $85,000, $200,000, and $1.6 million in fiscal 2001, 2000, and 1999, respectively. As of September 30, 2001, a reserve balance of approximately $1,440,000 still remained. Of this balance, $1.2 million relates to the write-down of assets and is included in property, plant and equipment on the Consolidated Balance Sheet. There have been no significant reallocations or re-estimates of the restructuring charges to date.

3.    INVENTORIES:

The major classifications of inventories are as follows at September 30 (in thousands):

                            2001     2000
                          -------- --------

   Raw materials           $ 7,280  $23,331
   Work-in-process           4,034    8,418
   Finished goods              718    4,408
                          -------- --------
                           $12,032  $36,157
                          ======== ========



4.    PROPERTY, PLANT, AND EQUIPMENT:

The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 2001     2000
                                -------- --------

Land and land improvements      $ 1,102  $ 1,140
Buildings and improvements        9,975    9,694
Machinery and Equipment          62,933   63,811
Furniture and fixtures            6,552    6,621
                                -------- --------
                                $80,562  $81,266
Less- Accumulated depreciation
   and amortization             (69,925) (66,041)
                                -------- --------
                                $10,637  $15,225
                                ======== ========

Depreciation and amortization was $5.3 million, $7.5 million, and $15.1 million for the years ended September 30, 2001, 2000 and 1999, respectively.

Included in property, plant and equipment are land and land improvements with a net book value of approximately $300,000, buildings and improvements with a net book value of approximately $2.9 million which are currently available for sale.

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

The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                         10 years
Buildings and improvements           5 to 40 years
Machinery and equipment              3 to  5  years
Furniture and fixtures               3 to  7  years

5.    LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                                                 2001     2000
                                                               -------- -------
   Senior debt facility                                        $13,382  $17,371

   Less- Current portion                                        13,382    2,105
                                                               -------- -------
                                                               $   -    $15,266
                                                               ======== =======



As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Under the terms of the amendment, the revolving credit facility component of the agreement, based on eligibility criteria for receivables and inventory, was reduced from $25 million to $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, 20% of raw materials and 30% of finished goods inventory, but in no event is the inventory borrowing base greater than $2 million. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At September 30, 2001, $13.4 million was outstanding, consisting of $6.5 million and $6.9 million relating to the revolving credit facility and term loan, respectively, with an additional $2.1 million available under the revolving credit facility. As a result of certain changes to inventory and receivables to reflect contingencies involved in pending litigation, the Company is currently in violation of the amended agreement. Subject to resolution related to the Company's violation of the amended agreement, the availability under the revolver at December 21, 2001, under the most recent amendment was $1.6 million.

The Company is required to make an election to select either the prime rate or LIBOR, as the basis for the interest rate calculation, any change in election is subject to the terms of the credit agreement.

The interest rate on the revolving credit facility is calculated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate or LIBOR plus 185 basis points to a maximum of prime rate plus 0.75 percent or LIBOR plus 350 basis points. Based on the Company's debt-to-worth ratio at September 30, 2001, the interest rate on the revolving credit facility is
6.65 percent.

The interest rate on the term note is calculated based on the Company's debt-to-worth ratio as defined in the credit facility agreement. Accordingly, the interest rate will range from a minimum of prime rate plus 0.125 percent or LIBOR plus 200 basis points to a maximum of prime rate plus 1.00 percent or LIBOR plus 375 basis points. Based on the Company's debt-to-worth ratio at September 30, 2001, the interest rate on the term loan is 6.96 percent.

As of February 1, 2002, the interest rates will increase by 0.25 percent for both the prime and LIBOR rates.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the accompanying financial statements as of September 30, 2001, to reflect contingencies involved in pending litigation, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002, expiration date of the current agreement.

Since the Company's loan agreement currently expires on February 15, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by February 15, 2002, or obtains an extension of its existing credit agreement and providing it meets with substantial success in its pending litigation and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to meet the obligations.

6.    LIFE INSURANCE PROCEEDS:

The Company's former President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million, which is included in other income.


7.    INCOME TAXES:

The provision for (benefit from) income taxes in fiscal 2001, 2000 and 1999 is summarized as follows (in thousands):
                                            2001      2000      1999
                                          -------   -------   -------

Current
   Federal                                $   -     $  -      $(3,083)
   State/Other                                 21        (5)      170
Deferred                                      -        -          322
                                          --------  --------- --------
   Provision for (benefit from)
      income taxes, net                   $    21   $    (5)  $(2,591)
                                          ========  ========= ========


The components of the deferred tax asset (liability) at September 30 are as follows(in thousands):

                                                      2001           2000
                                                      ----           ----
Net operating loss and AMT credit carryovers        $ 8,167         $ 6,747
Asset impairment loss                                 1,030              -
Accelerated depreciation                             (1,255)         (1,750)
New York state investment tax credits                 3,435           3,300
Compensated absences                                    293             350
Inventories                                           3,609           1,463
Receivables                                             323             132
Restructuring reserve                                   711             518
Other                                                    41              41
                                                     -------        --------
                                                     16,354          10,801
Valuation allowance                                 (16,354)        (10,801)
                                                     -------         -------
                                                    $    -          $    -
                                                     =======         =======

A full valuation allowance has been established against the net deferred tax asset due to recent losses and tax carryback limitations. The Company has a net operating loss carryforward of $23.3 million (expiring in years through 2021). The Company has available approximately $5.0 million in New York State investment tax credits through 2009.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2001, 2000 and 1999 are summarized as follows:

                                      2001   2000   1999
                                      -----  -----  -----
Benefit from income taxes
  at statutory rates                (34.0)% (34.0)% (34.0)%
Goodwill adjustments                 14.1     1.5     0.5
Provision for state taxes,net         -       -       0.5
Life Insurance                        -      (8.5)    -
Other                                 0.9     1.8     0.2
Valuation Allowance                  19.0    39.2    21.7
                                     -----   -----   ------
                                      - %     - %   (11.1)%
                                     =====   =====   ======


8.    SHAREHOLDERS' EQUITY:

Stock-Based Compensation Plans

In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which replaced and superseded the 1989 Stock Option Plan.

Under the SOP, a total of 1,400,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants as of September 30, 2001. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

Generally, incentive stock options granted during the period between July 1995 through September 2001 vest in increments of 25 percent. Nonqualified stock options granted during fiscal year 2001, 2000 and 1999 vest in increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise Available
    September 30,                      Option    Price    for Grant  Exercisable
    -------------                    ---------- --------  --------   -----------

        1998                           652,036    10.23   656,964        338,911
          Options granted              123,000     3.75
          Options exercised               -         -
          Options forfeited           (150,539)   12.48
                                     ----------
        1999                           624,497     8.38   684,503        367,372
          Options granted              378,000     2.04
          Options exercised               -
          Options forfeited           (130,122)    7.39
                                     ----------
        2000                           872,375     5.78   436,625        490,917
          Options granted              493,450     1.33
          Options exercised               -         -
          Options forfeited           (303,125)    7.68
                                     ----------
        2001                         1,062,700     3.17   246,300        414,226
                                     ==========


The following table summarizes information about stock options outstanding as of September 30, 2001:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2001            Life      Price        2001         Price
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 0.520 -$ 1.625       462,800      6.063    $  1.313         40,667   $  1.333
 $ 1.688 -$ 2.500       293,000      5.744    $  1.973         97,834   $  1.947
 $ 3.250 -$ 3.875        60,900      4.587    $  3.686         30,850   $  3.756
 $ 5.000 -$ 6.250        96,500      2.082    $  6.250         96,500   $  6.250
 $ 7.625 -$ 9.750       145,000      1.274    $  8.859        145,000   $  8.859
 $10.825 -$ 16.50         4,500      1.137    $ 16.500          3,375   $ 16.500
                  -------------                          ------------
                      1,062,700                               414,226
                  =============                          ============


The weighted average fair value of options granted during fiscal 2001, 2000 and 1999 was $.97, $1.33, and $2.25, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.19 percent, 6.21 percent and 5.05 percent, for fiscal 2001, 2000 and 1999, respectively; volatility of 78.76 percent, 58.27 percent, and 53.25 percent for fiscal 2001, 2000 and 1999, respectively; and expected option life of 6.7 years for fiscal 2001 and 7 years for fiscal 2000 and 1999, respectively. The dividend yield was 0 percent. Forfeitures are recognized as they occur.

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

                             2001              2000               1999
                        ----------------    ---------------   ---------------
                          As    Pro         As      Pro        As      Pro
                       Reported Forma     Reported  Forma    Reported Forma
                       -------- ------    --------  -------  ------- -------

Net loss              $(29,272)$(29,503) $ (8,031) $(8,461) $(20,565) $(20,726)
                      ========= ========  =======  ========   ======= =======

Net loss per
 common and common
 equivalent share:
   Basic and diluted   $ (3.83)  $ (3.86)  $ (1.06)  $(1.11)   $(2.72) $(2.74)
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

9.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments which potentially subject the Company to concentrations of a significant credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

The Company's revenues are derived primarily from sales to North American customers in the industrial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 2001, five customers accounted for 13 percent, 12 percent, 11 percent, 11 percent and 10 percent of the Company's net sales. For the fiscal year ended September 30, 2000, three customers accounted for 35 percent, 16 percent and 11 percent of the Company's net sales. For the fiscal year ended September 30, 1999, three customers accounted for 23 percent, 18 percent and 10 percent of the Company's net sales.

At September 30, 2001, amounts due from three customers represented 26 percent, 16 percent and 15 percent of trade accounts receivable. At September 30, 2000, amounts due from three customers represented 23 percent, 22 percent and 13 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

Sales to foreign source customers (primarily in Europe) totaled approximately 3 percent, 7 percent, and 15 percent of total net sales in fiscal years 2001, 2000 and 1999, respectively.

10. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

In December, 1998, the Company entered into a Shelter Services Agreement with a Texas Limited Partnership and its Mexican corporate subsidiary which leased 50,000 square feet in a newly constructed industrial park in Reynosa, Mexico. This Maquiladora facility thereafter commenced manufacturing printed circuit board assemblies and wire harnesses, and began shipping in April 1999 as IEC Electronicos de Mexico.

Effective February 1, 2001, the Company terminated the Shelter Services Agreement and exercised its option to acquire the Mexican subsidiary of the Texas Limited Partnership for one U.S. dollar ($1.00). On March 28, 2001, the subsidiary, now wholly owned by the Company, executed a new five-year lease agreement with a five-year renewal option combining the original 50,000 square feet with an additional 62,000 square feet at the Reynosa facility. Effective May 1, 2001, the Mexican subsidiary, IEC Electronicos de Mexico, S. De R.L. De C.V. occupied the entire 112,000 square foot facility.

Rental expense for the Mexico facility was $465,000 and $312,000 for fiscal 2001 and 2000, respectively.

As of September 30, 2001, the Company was obligated under non-cancelable operating leases, primarily for office equipment. These leases generally con-tain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment was $255,000 and $25,000 for fiscal 2001 and 2000, respectively.

The following is a schedule of future minimum payments (in thousands):

                          Mexico         Office
               Year      Facility       Equipment       Total
               ----      --------       ---------       -----
               2002      $ 659          $   38         $  697
               2003        659              26            685
               2004        659              23            682
               2005        659              23            682
               2006        384               9            393
                        ------          ------         ------
                        $3,020          $  119         $3,139
                        ======          ======         ======


Litigation

The Company is from time to time subject to routine legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices and breach of contract for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consists of a general denial and various affirmative defenses. The Company is in the process of moving for summary judgment and will prosecute the action vigorously, as management believes its case to be meritorious and regards the answer as a delaying tactic.

On October 4, 2001, the Company commenced an action against ID Systems, Inc. seeking approximately $177,000 for unpaid invoices and breach of contract. An answer was served on December 14, 2001, denying the Company's claims and asserting counterclaims totaling $950,000. The Company believes its case to be meritorious and will vigorously prosecute the action.

11.   RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The matching Company contributions were approximately $623,000, $792,000 and $744,000 for the years ended
September 30, 2001, 2000 and 1999, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 2001, 2000, or 1999.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter
                                  -------- -------- -------- ----------

                                   (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2001:
   Net sales                      $59,655  $45,592  $40,032   $ 15,359
   Gross profit (loss)              1,769    2,471    1,135     (8,919)
   Net loss                        (1,525)    (957)  (3,209)   (23,581)
   Net loss per common
    and common equivalent share:
     Basic and diluted              (0.20)   (0.13)   (0.42)     (3.08)

YEAR ENDED SEPTEMBER 30,2000:
   Net sales                      $43,770  $64,338  $54,694   $ 41,356
   Gross profit                        29    2,367      703        627
   Net loss                        (1,223)    (606)  (2,813)    (3,389)
   Net loss per common
    and common equivalent share:
     Basic and diluted              (0.16)   (0.08)   (0.37)     (0.45)

                                   SCHEDULE I

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                 (in thousands)


                                                    2001      2000      1999
                                                 ------------------------------
Accounts receivable reserve balance,             $   614   $   176   $ 1,975
at beginning of year
  Provision for doubtful accounts                    384       525      -
  Write-off of doubtful accounts, net of
    recoveries                                        48        87     1,799
                                                 ------------------------------
Balance, at end of year                          $   950   $   614   $   176
                                                 ==============================


                                                    2001      2000      1999
                                                 ------------------------------
Restructuring reserve balance,                   $ 1,579   $ 5,067   $ 3,396
at beginning of year
  Provision for restructuring                      1,400       -       3,965
  Deductions                                         888     2,444     2,294
  Reversals                                           -      1,044
                                                 ------------------------------
Balance, at end of year*                         $ 2,091   $ 1,579   $ 5,067
                                                 ==============================


*Balance includes $1.2 million related to writedown of building to its estimated fair market value and is included as a component of property, plant and equipment on the Consolidated Balance Sheet.