Form 10-Q
period 2001-12-28
IEC ELECTRONICS CORP
filed 2002-02-11
CIK 49728

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -Act of 1934

For the quarterly period ended December 28, 2001

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

     Common Stock, $0.01 Par Value - 7,692,076 shares as of February 8, 2002.

PART 1       FINANCIAL INFORMATION


                                                                            Page
                                                                          Number
     Item 1. Financial Statements
               Consolidated Balance Sheets as of :
               December 28, 2001 (Unaudited) and September 30, 2001........... 3

               Consolidated Statements of Operations for the three months ended:
               December 28, 2001 (Unaudited) and December 29, 2000(Unaudited). 4

               Consolidated Statements of Cash Flows for the three months ended:
               December 28, 2001 (Unaudited) and December 29, 2000(Unaudited). 5

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

     Item 4. Submission of Matters to a Vote of Security Holders............. 11

     Item 5. Other Information............................................... 11

     Item 6. Exhibits and Reports on Form 8-K................................ 11

     Signature .............................................................. 12

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 2001 AND SEPTEMBER 30, 2001
                       (in thousands, except share data)

                                               DECEMBER 28,    SEPTEMBER 30,
                                                  2001            2001
                                               -------------  --------------
            ASSETS                              (Unaudited)

Current Assets:
   Accounts receivable                            $ 10,629       $  14,926
   Inventories                                      10,610          12,032
   Other current assets                                407             522
                                                 ------------    ------------
      Total current assets                          21,646          27,480
                                                 ------------    ------------

Property, Plant and Equipment, net                  10,143          10,637
                                                 ------------    ------------

Other Assets                                             9               9
                                                 ------------    ------------
                                                  $ 31,798        $ 38,126
                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt              $  9,212        $ 13,382
   Accounts payable                                  8,612           7,398
   Accrued payroll and related expenses              1,238           2,014
   Accrued insurance expense                           790             848
   Other accrued expenses                            2,315           2,675
                                               ---------------   ------------
       Total current liabilities                    22,167          26,317
                                               ---------------   ------------

Long-term Debt                                        -               -
                                               ---------------   ------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Issued and outstanding - none                  -               -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Issued and outstanding - 7,692,076 shares        77              77
   Additional paid-in capital                       38,418          38,418
   Retained deficit                                (28,823)        (26,661)
   Accumulated other comprehensive loss -
     Cumulative translation adjustment                 (30)            (14)
   Treasury Stock, at cost -    573 shares             (11)            (11)
                                               ---------------   -----------
       Total shareholders' equity                    9,631          11,809
                                               ---------------   -----------
                                                  $ 31,798        $ 38,126
                                               ===============   ===========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 3 of 12


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 28, 2001
                              AND DECEMBER 29, 2000
                 (in thousands, except share and per share data)


                                               3 MONTHS       3 MONTHS
                                                 ENDED         ENDED
                                                DECEMBER      DECEMBER
                                                28, 2001       29, 2000
                                               -----------    ----------
                                               (Unaudited)    (Unaudited)

Net sales                                        $15,785        $59,655
Cost of sales                                     16,141         57,886
                                               -----------    -----------
     Gross (loss) profit                            (356)         1,769

Selling and administrative expenses                1,591          2,813
                                               -----------    ------------
     Operating loss                               (1,947)        (1,044)

Interest expense                                    (213)          (504)
Other income                                           5             23

                                               -----------    ------------
     Loss before provision for income taxes       (2,155)        (1,525)

Provision for income taxes                             7           -
                                               -----------    ------------
Net loss                                         ($2,162)       ($1,525)
                                               ===========    ============

Net loss per common and common equivalent share:
     Basic and diluted                            ($0.28)        ($0.20)

Weighted average number of common and common
   equivalent shares outstanding:
     Basic and diluted                         7,691,503      7,628,277
                                               -----------  -------------

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 28, 2001 AND
                                DECEMBER 29, 2000
                                 (in thousands)

                                                     3 MONTHS       3 MONTHS
                                                       ENDED         ENDED
                                                     DECEMBER       DECEMBER
                                                     28, 2001        29, 2000
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($2,162)       ($1,525)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
   Depreciation and amortization                          513          1,400
   Gain on sale of fixed assets                           -              (23)
   Amortization of cost in excess of
     net assets acquired                                  -               88
  Common stock issued under Directors Stock Plan          -                5
  Changes in operating assets and liabilities:
   (Increase) decrease:
     Accounts receivable                                4,297         (2,352)
     Inventories                                        1,422            692
     Other current assets                                 115            (67)
     Other assets                                         -               32
   Increase (decrease):
     Accounts payable                                   1,404          5,273
     Accrued payroll and related expenses                (776)           157
     Accrued insurance expense                            (58)          (124)
     Other accrued expenses                              (360)           148
                                                    ----------     -----------
     Net cash provided by operating activities          4,395          3,704
                                                    ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment               (19)          (210)
 Proceeds from sales of equipment                         -               23
                                                   ----------     -----------
    Net cash used in investing activities                 (19)          (187)
                                                    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in drafts payable                          (190)          (400)
 Repayments under revolving credit facilities          (3,644)        (2,591)
 Principal payments on long-term debt                    (526)          (526)
                                                    ----------      -----------
    Net cash used in financing activities              (4,360)        (3,517)
                                                    ----------      -----------

  Net increase in cash and cash equivalents                16            -
  Effect of exchange rate changes                         (16)           -
  Cash and cash equivalents at beginning of period        -              -
                                                    ===========      ===========
  Cash and cash equivalents at end of period           $  -            $ -
                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           $  328          $ 284
                                                      ========        ========
    Income taxes                                       $  -            $ -
                                                      ========        ========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.

                                  Page 5 of 12

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 28, 2001



  (1) Business and Summary of Significant Accounting Policies

Business
--------
IEC Electronics Corp. (IEC) is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. IEC offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, statistical quality assurance, and complete resource management.

The Company has suffered recurring net losses. As a result of these losses, the Company was in violation of certain financial covenants under its credit agreement as of September 30, 2001. On December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the financial statements as of September 30, 2001, primarily to reflect contingencies involved in pending litigation, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002 expiration date. In addition, management has been endeavoring to increase revenues and reduce expenses in an effort to improve operating cash flow.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):
                             December    September
                                28,         30,
                               2001        2001
                            -----------------------
                            (Unaudited)
     Raw materials            $ 6,153      $ 7,280
     Work-in-process            4,249        4,034
     Finished goods               208          718
                            =======================
                              $10,610      $12,032
                            =======================

Accounts Payable
-------------------------
Trade accounts payable include drafts payable of $900,000 and $1.1 million at December 28, 2001 and September 30, 2001, respectively.

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

            IEC ELECTRONICS CORP. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 28, 2001



Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of December 28, 2001, and for the three months ended December 28, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share
--------------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)        Shares         Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

December 28, 2001
 Basic and diluted EPS
 Loss available to common Shareholders   ($2,162)    7,691,503       ($0.28)
                                         ====================================

December 29, 2000
 Basic and diluted EPS
 Loss available to common Shareholders   ($1,525)    7,628,277       ($0.20)
                                         ====================================


Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three month period. No reconciliation is provided as the effect would be antidilutive.

New Pronouncements
------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("FAS 141") "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. FAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of FAS No. 142 are effective for fiscal years beginning after December 15, 2001; however, as the Company wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS No. 143). We will adopt this standard on October 1, 2002. Upon adoption of FAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of FAS No. 143 to have a material effect on the financial results of the Company.

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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 2001



(2)   Financing Arrangements
      ----------------------

As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Under the terms of the amendment, the revolving credit facility component of the agreement, based on eligibility criteria for receivables and inventory, was reduced from $25 million to $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, 20% of raw materials and 30% of finished goods inventory, but in no event is the inventory borrowing base greater than $2 million. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At December 28, 2001, $9.2 million was outstanding, consisting of $2.9 million and $6.3 million relating to the revolving credit facility and term loan, respectively, with an additional $948,000 available under the revolving credit facility. As a result of certain charges to inventory and receivables primarily to reflect contingencies involved in pending litigation, the Company is currently in violation of the amended agreement. Subject to resolution related to the Company's violation of the amended agreement, the availability under the revolver at January 25, 2002, under the most recent amendment was $2.1 million.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As previously mentioned, as a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, included in the financial statements as of September 30, 2001, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002, expiration date of the current agreement.

Since the Company's loan agreement currently expires on February 15, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by February 15, 2002 or obtains an extension of its existing credit agreement, and providing it meets with substantial success in its pending litigation and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to meet the obligations.

(3)   Litigation
      -----------
The Company is from time to time subject to routine legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices and breach of contract for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consists of a general denial and various affirmative defenses. The Company has moved for summary judgment, and oral arguments are scheduled to be heard on February 13, 2002. The Company will prosecute the action vigorously, as management believes its case to be meritorious and regards the answer as a delaying tactic.

On October 4, 2001, the Company commenced an action against ID Systems, Inc. seeking approximately $177,000 for unpaid invoices and breach of contract. An answer was served on December 14, 2001, denying the Company's claims and asserting counterclaims totaling $700,000. The Company believes its case to be meritorious and will vigorously prosecute the action.

Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Results of Operations - Three months ended December 28, 2001 as
--------------------------------------------------------------------------------
compared to three months ended December 29, 2000.
-------------------------------------------------

Net sales for the three month period ended December 28, 2001, were $15.8 million as compared to $59.7 million for the comparable period of the prior fiscal year, a decrease of 73.5 percent. The decrease in sales was primarily due to a significant downturn in the telecommunications and industrial sectors of the U.S. economy. However, with the book-to-bill ratio improving, sales are expected to trend upward. Turnkey sales were 95 percent of net sales in the quarter as compared to 97 percent for the comparable period of the prior fiscal year.

The gross loss was ($356,000) or 2.3 percent of sales in the three months ended December 28, 2001 versus a gross profit of $1.8 million or 3.0 percent of sales in the comparable period of 2000. The decrease in gross profit percentage was primarily due to fixed manufacturing overhead costs being absorbed by a significantly lower sales volume.

Selling and administrative expenses decreased to $1.6 million in the three months ended December 28, 2001, from $2.8 million in the comparable period of the prior fiscal year, a decrease of 42.9 percent. This decrease is primarily due to lower commission expense from lower sales volume as well as a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses increased to 10.1 percent from 4.7 percent in the same quarter of the prior year as certain costs remained fixed with a significantly lower sales volume.

The Company has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward. The Company has recorded $7,000 of tax expense related to foreign taxes.

Net loss for the quarter was ($2.2) million versus ($1.5) million in the comparable quarter of the prior fiscal year. Diluted loss per share was ($.28) as compared to diluted loss per share of ($.20) in the comparable period of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of December 2001 were $7.0 million, representing 44 percent of the total net sales for the three month period ending December 28, 2001. Net sales for the month of December 2000 were $22.4 million, representing 38 percent of the total net sales for the three month period ending December 29, 2000. The Company operates on a calendar quarter consisting of four weeks in the first and second months and five weeks in the third month.

As reflected in the Consolidated Statements of Cash Flows for the three months ending December 28, 2001, net cash provided by operations of $4.4 million was used to decrease the Company's debt. Depreciation for the three month period ending December 2001 was $513,000, as compared to $1.4 million for the comparable period of the prior fiscal year. This decrease is primarily attributable to fewer purchases of property, plant and equipment the last three years and a $3.0 million writedown of impaired property, plant and equipment taken in the 4th quarter of last year. The overall decrease in sales caused by the slowdown in the Electronic Manufacturing Services industry has resulted in accounts receivable collections, including those of inventory sold back to customers, outpacing new billings by $4.3 million. The lower sales volume has also resulted in reducing inventory levels by $1.4 million since inventory is not being replaced as existing orders are being filled or inventory is being sold back to customers. An additional $1.4 million of cash flow was generated from an increase in accounts payable.

As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Under the terms of the amendment, the revolving credit facility component of the agreement, based on eligibility criteria for receivables and inventory, was reduced from $25 million to $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, 20% of raw materials and 30% of finished goods inventory, but in no event is the inventory borrowing base greater than $2 million. The second component consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. At December 28, 2001, $9.2 million was outstanding, consisting of $2.9 million and $6.3 million relating to the revolving credit facility and term loan, respectively, with an additional $948,000 available under the revolving credit facility. As a result of certain changes to inventory and receivables to reflect contingencies involved in pending litigation, the Company is currently in violation of the amended agreement. Subject to resolution related to the Company's violation of the amended agreement, the availability under the revolver at January 25, 2002, under the most recent amendment was $2.1 million.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As previously mentioned, as a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, included in the financial statements as of September 30, 2001, the Company is in violation of the amended agreement. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the February 15, 2002 expiration date of the current agreement.

Since the Company's loan agreement currently expires on February 15, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by February 15, 2002 or obtains an extension of its existing credit agreement, and providing it meets with substantial success in its pending litigation and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to meet the obligations.

Impact of Inflation
-------------------
The impact of inflation on the Company's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.

New Pronouncements
------------------

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS No. 143). We will adopt this standard on October 1, 2002. Upon adoption of FAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of FAS No. 143 to have a material effect on the financial results of the Company.

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


Forward-Looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties, including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward-looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 2001, Form 10-K and its other filings with the Securities and Exchange Commission.



PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 2001 is incorporated herein by reference, except that the amount of ID Systems' counterclaims set forth in said Annual Report is hereby corrected by changing the amount stated therein from $950,000 to $700,000.

Acterna Corporation
-------------------
The Company has submitted a motion for summary judgment and oral arguments are scheduled to be heard on February 13, 2002.

ID Systems, Inc.
----------------
In January 2002, the Company submitted a reply denying ID Systems' counter-claims. Discovery proceedings are in progress.


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



                                        IEC ELECTRONICS CORP.
                                            REGISTRANT


Dated: February 11, 2002                By:/s/Thomas W. Lovelock
                                        -----------------------
                                        Thomas W. Lovelock
                                        President and
                                        Chief Executive Officer


Dated: February 11, 2002                By:/s/Richard L. Weiss
                                        -----------------------
                                        Vice President, Treasurer and
                                        Chief Financial Officer