Form 10-Q
period 2002-03-29
IEC ELECTRONICS CORP
filed 2002-05-20
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 29, 2002

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

    Common Stock, $0.01 Par Value - 7,692,076 shares as of May 17, 2002.


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, AS THE COMPANY HAS ELECTED NOT TO HAVE ITS AUDITORS, ARTHUR ANDERSEN LLP, REVIEW SUCH FINANCIAL STATEMENTS. SEE: "PART 1 - ITEM 1. FINANCIAL STATEMENTS - INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS."

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements
               Information with Respect to Financial Statements..............  3

               Consolidated Balance Sheets as of :
               March 29, 2002 (Unaudited) and September 30, 2001.............  3

               Consolidated Statements of Operations for the three months ended: March 29, 2002 (Unaudited) and March 30, 2001
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months ended:
               March 29, 2002 (Unaudited) and March 30, 2001 (Unaudited).....  5

               Consolidated Statement of Cash Flows for the six months ended:
               March 29, 2002 (Unaudited) and March 30, 2001 (Unaudited).....  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 12



PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  16

     Item 2. Changes in Securities..........................................  16

     Item 3. Defaults Upon Senior Securities................................  16

     Item 4. Submission of Matters to a Vote of Security Holders............  16

     Item 5. Other Information..............................................  17

     Item 6. Exhibits and Reports on Form 8-K...............................  17

     Signature .............................................................  18

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

Information With Respect to Financial Statements
------------------------------------------------

This filing includes unaudited financial statements that have not been reviewed by an independent public accountant in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, as the Company has elected not to have its auditors, Arthur Andersen LLP, review such financial statements.

The Company has been advised that the Rochester, New York office of Arthur Andersen, who have been the Company's independent public accountants since June 1979, is being dissolved, and, accordingly, the Company is in the process of appointing new independent auditors. Upon the formal appointment and acceptance by a successor auditing firm, the Company intends to have the successor firm review the financial statements for the quarterly period ended March 29, 2002 in accordance with Rule 10-01(d). If upon completion of such review, there is a change to the interim financial statements included herein, the Company will file an amendment to this Quarterly Report on Form 10-Q; if upon completion of such review, there is no change to the interim financial statements, the Company will so state in its next Quarterly Report on Form 10-Q.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 29, 2002 AND SEPTEMBER 30, 2001
                      (in thousands, except for share data)
                                              MARCH 29,2002   SEPTEMBER 30,2001
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Accounts receivable                           $   12,282       $   14,926
   Inventories                                        7,281           12,032
   Other current assets                                 567              522
                                                 ----------       ----------
      Total current assets                           20,130           27,480
                                                 ----------       ----------

Property, Plant and Equipment, net                    9,487           10,637
                                                 ----------       ----------

Other assets                                              7                9
                                                 ----------       ----------
                                                 $   29,624       $   38,126
                                                 ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt             $    9,642       $   13,382
   Accounts payable                                   9,796            7,398
   Accrued payroll and related expenses               1,628            2,014
   Accrued insurance                                    748              848
   Other accrued expenses                             2,015            2,675
                                                 ----------       ----------
     Total current liabilities                       23,829           26,317
                                                 ----------       ----------
Long-Term Debt                                         -                -
                                                 ----------       ----------

Shareholders' Equity:
   Preferred stock, par value $.01 per share
       Authorized - 500,000 shares
       Outstanding - 0 shares                          -                -
   Common stock, par value $.01 per share
       Authorized - 50,000,000 shares
       Issued and outstanding - 7,692,076                77               77
   Additional paid-in capital                        38,418           38,418
   Retained deficit                                 (32,654)         (26,661)
   Accumulated other comprehensive loss -
      Cumulative translation adjustment                 (35)             (14)
   Treasury stock, at cost - 573 shares                 (11)             (11)
                                                  ----------       ----------
       Total shareholders' equity                     5,795           11,809
                                                  ----------       ----------
                                                  $  29,624        $  38,126
                                                  ==========       ==========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001
                 (in thousands, except share and per share data)



                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 29, 2002      MARCH 30, 2001
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 17,503            $ 45,592
Cost of sales                               18,828              43,121
                                           -------             -------
     Gross (loss) profit                    (1,325)              2,471
                                           -------             -------
Selling and administrative expenses          1,702               2,902
Additional writedown of asset held for sale    400                -
                                           -------             -------
     Operating loss                         (3,427)               (431)

Interest expense                              (376)               (433)
Other income, net                                1                   6
                                           -------             -------
     Loss before provision for
         income taxes                       (3,802)               (858)

Provision for income taxes                      29                  99
                                           -------             -------
Net loss                                  $ (3,831)           $   (957)
                                           =======             =======

Net loss per common and common equivalent share:

     Basic and Diluted                    $ (0.50)            $ (0.13)

Weighted average number of common and common equivalent shares outstanding:

     Basic and Diluted                   7,691,503           7,631,345

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001
                 (in thousands, except share and per share data)



                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 29, 2002      MARCH 30, 2001
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 33,288             $105,248
Cost of sales                               34,969              101,007
                                           -------             --------
     Gross (loss) profit                    (1,681)               4,241

Selling and administrative expenses          3,293                5,716
Additional writedown of asset held for sale    400                 -
                                           -------             --------
     Operating loss                         (5,374)              (1,475)

Interest expense                              (589)                (938)
Life insurance proceeds                        -                   -
Other income, net                                6                   29
                                           -------             --------
     Loss before provision for
        income taxes                        (5,957)              (2,384)

Provision for income taxes                      36                   99
                                           -------             --------

Net loss                                  $ (5,993)            $ (2,483)
                                           =======              =======
Net loss per common and equivalent share:

  Basic and Diluted                       $ (0.78)             $  (0.33)

Weighted average number of common and common equivalent shares outstanding:

  Basic and Diluted                       7,691,503            7,629,811


      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 29, 2002 AND MARCH 30, 2001
                                 (in thousands)

                                                       6 MONTHS       6 MONTHS
                                                         ENDED          ENDED
                                                        MARCH 29,      MARCH 30,
                                                          2002           2001
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $ (5,993)     $  (2,483)
 Adjustments to reconcile net loss
 to net cash (used in)provided by operating activities:
  Depreciation and amortization                            1,031          2,800
  Gain on sale of fixed assets                              -               (23)
  Amortization of cost in excess of net assets acquired     -               177
  Common stock issued under Directors Stock Plan            -                 9
  Additional writedown of asset held for sale                400            -
Changes in operating assets and liabilities:
   (Increase) decrease
     Accounts receivable                                   2,645          1,689
     Inventories                                           4,751           (994)
     Other current assets                                    (45)          (405)
     Other assets                                              2             65
   Increase (Decrease)
     Accounts payable                                      2,120          3,915
     Accrued payroll and related expenses                   (387)           431
     Accrued income taxes                                     36             99
     Accrued insurance                                      (100)            (7)
     Other accrued expenses                                 (696)           203
                                                         -------        --------
   Net cash provided by operating activities               3,764          5,476
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (281)        (2,020)
 Proceeds from sale of equipment                             -               23
                                                        --------       --------
   Net cash used in investing activities                    (281)        (1,997)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in drafts payable                   279         (1,000)
 Repayments under revolving credit facilities             (2,688)        (1,420)
 Principal payments on term loan                          (1,053)        (1,053)
                                                         --------      ---------
   Net cash used in financing activities                  (3,462)        (3,473)
                                                         --------      ---------
 Net increase in cash and cash equivalents                    21              6
 Effect of exchange rate changes                             (21)            (6)
 Cash and cash equivalents at beginning of period           -              -
                                                         --------      ---------
  Cash and cash equivalents at end of period            $   -          $   -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $   599      $     885
                                                         ========      =========
  Income taxes                                           $  -         $     -
                                                         ========      =========



      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2002

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

The Company has suffered recurring net losses. As a result of these losses, the Company was in violation of certain financial covenants under its credit agreement as of September 30, 2001. On December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the financial statements as of September 30, 2001, primarily to reflect contingencies involved in pending litigation, the Company was again in violation of the amended agreement. The Company's banks have agreed to a series of extensions, the most recent of which expires June 30, 2002. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the June 30, 2002 expiration date. In addition, management has been endeavoring to increase revenues and reduce expenses in an effort to improve operating cash flow.

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. ("Texas") and IEC Electronics-Arab, Alabama Inc. ("Alabama"), until January 26, 2000 when each of Texas and Alabama merged into IEC; IEC Electronics-Ireland Limited ("Longford") from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico from February 2001, (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     March 29, 2002      September 30, 2001
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $ 4,728               $  7,280
  Work-in-process         2,553                  4,034
  Finished goods              0                    718
                    ----------------      ----------------
                        $ 7,281                $12,032
                    ================      ================

Accounts Payable
----------------
Trade accounts payable include drafts payable of $1.4 million and $1.1 million at March 29, 2002 and September 30, 2001, respectively.

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

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2002

Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of March 29, 2002, and for the three and six months ended March 29, 2002 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share
------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)        Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 29, 2002
 Basic and diluted EPS
 Loss available to common Shareholders    $(3,831)    7,691,503      $(0.50)
                                         ====================================

March 30, 2001
 Basic and diluted EPS
 Loss available to common Shareholders    $ (957)     7,631,345      $(0.13)
                                         ====================================


                                        (Loss)         Shares        Per Share
      Six Months Ended                  (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

March 29, 2002
 Basic and diluted EPS
 Loss available to common Shareholders   $(5,993)     7,691,503      $(0.78)
                                         ====================================

March 30, 2001
 Basic and diluted EPS
 Loss available to common Shareholders   $(2,483)     7,629,811      $(0.33)
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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS No. 143). We will adopt this standard on October 1, 2001. Upon adoption of FAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of FAS No. 143 to have a material effect on the financial results of the Company.

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

(2) Comprehensive Income
    --------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS No. 130)on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and six months ended March 29, 2002 and March 30, 2001(in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     March 29,      March 30,
                                                       2002           2001
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (3,831)     $    (957)
Other comprehensive loss:
     Foreign currency translation adjustments              (5)            (6)
                                                    ----------     -----------
Comprehensive loss                                  $  (3,836)     $    (963)
                                                    ==========     ===========

                                                     6 MONTHS       6 MONTHS
                                                       ENDED          ENDED
                                                     March 29,      March 30,
                                                       2002           2001
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (5,993)     $  (2,483)
Other comprehensive loss:
     Foreign currency translation adjustments             (21)            (6)
                                                    ----------     -----------
Comprehensive loss                                  $  (6,014)     $  (2,489)
                                                    ==========     ===========

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2002

(3) Financing Arrangements
    ----------------------

As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002 and April 8, 2002, which, among other things, continued to extend the expiration date of the credit agreement. As a result of the April 8, 2002 amendment, the expiration date of the credit agreement is currently June 30, 2002.

As amended, the credit agreement provides for a revolving credit facility component of $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, a certain percentage of raw materials (20% through March 14, 2002; 15% from March 15, 2002 through March 24, 2002; 10% from March 25,
2002 through March 31, 2002; 5% from April 1, 2002 through April 7, 2002; and 0% from April 8, 2002 and thereafter) and a certain percentage of work in process inventory (30% through March 14, 2002 and 0% from March 15, 2002 and thereafter). In no event could the inventory borrowing base be greater than $1 million. The interest rate on the revolving credit facility was increased from prime rate plus 0.50% (from December 21, 2001 through January 31, 2002) to prime rate plus 0.75% (from February 1, 2002 through February 27, 2002), prime rate plus 1.00% (from February 28, 2002 through March 14, 2002), prime rate plus 2% (from March 15, 2002 through April 8, 2002), prime rate plus 2.25% (from April 8, 2002 through April 30, 2002), prime rate plus 2.50% (from May 1, 2002 through May 31, 2002), and prime rate plus 2.75% (from June 1, 2002 through June 30,
2002).

The second component of the credit facility consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased from prime rate plus 0.75% (from December 21, 2001 through January 31,
2002) to prime rate plus 1.00% (from February 1, 2002 through February 27,
2002), prime rate plus 1.25% (from February 28, 2002 through March 15, 2002), prime rate plus 2.50% (from March 15, 2002 through April 8, 2002), prime rate plus 2.75% (from April 8, 2002 through April 30, 2002), prime rate plus 3.00% percent (from May 1, 2002 through May 31, 2002), and prime rate plus 3.25% (from June 1, 2002 through June 30, 2002).

At March 29, 2002, $9.6 million was outstanding, consisting of $3.8 million and $5.8 million relating to the revolving credit facility and term loan, respectively, with an additional $1.0 million available under the revolving credit facility. At May 16, 2002, the availability under the revolver was $1.0 million, and $1.8 million was outstanding on the revolver and $5.4 million was outstanding on the term loan.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, and included in the financial statements as of September 30, 2001, the Company was in violation of the amended credit agreement. The February, March and April amendments and extensions described above were made notwithstanding said violation. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the June 30, 2002 expiration of the current agreement.

Since the Company's credit agreement currently expires on June 30, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by June 30, 2002 or obtains an extension of its existing credit agreement and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to continue its current operations. To assist with its liquidity, the Company has generally extended the payment dates of its accounts payable and in the case of certain of its principal vendors has negotiated extended payment terms. However, the Company's recurring losses and liquidity issues raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2002



(4) Litigation
--------------

The Company is from time to time subject to routine legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions, or settlements, may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or operations of the Company.

On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices and breach of contract for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consisted of a general denial and various affirmative defenses. The Company moved for summary judgment, and oral arguments were heard on February 13, 2002. On February 21, 2002, a New York State Supreme Court Justice granted the Company's summary judgment motion against Acterna Corporation in the amount of $1,580,077.13 on its First Cause of Action for an account stated. Acterna Corporation has since filed a motion to reargue which has not been acted upon and a Notice of Appeal and has posted the necessary bond during the appeal process. Acterna's time to perfect the appeal expires on May 21, 2002. If it fails to do so, the Company intends to move to dismiss the appeal. As to the other causes of action enumerated by the Company against Acterna Corporation, a discovery scheduling Order has been executed by the Court, and the trial is scheduled to commence with jury selection on October 25, 2002. The Company shall continue to vigorously prosecute the action against Acterna Corporation, as management firmly believes its case to be meritorious and regards Acterna Corporation's actions as stall tactics and legal posturing.

On October 4, 2001, the Company commenced an action against ID Systems, Inc. seeking approximately $177,000 for unpaid invoices and breach of contract. An answer was served on December 14, 2001, denying the Company's claims and asserting counterclaims totaling $700,000. In March 2002, the Company received $25,000 from ID Systems, Inc. to settle and resolve its action against them.

(5)  Strategic Planning
     ------------------

Effective March 25, 2002, the Company retained the services of Lincoln Partners, LLC, an investment banking firm specializing in merger and acquisition services, capital raising and financial advisory services particularly for firms in the electronic manufacturing services industry, to assist the Company in reviewing strategic alternatives to enhance shareholder value. The Company's facilities in Edinburg, Texas and Arab, Alabama have been listed for sale with The Binswanger Companies.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended March 29, 2002, Compared to the Three Months Ended March 30, 2001.
          -----------------------------------------------------------

Net sales for the three month period ended March 29, 2002, were $17.5 million, compared to $45.6 million for the comparable period of the prior fiscal year, a decrease of 61.6 percent. The decrease in sales is primarily due to the prolonged overall softening in the telecommunications and industrial sectors of the U.S. economy. Turnkey sales were 94.4 percent of net sales in the quarter as compared to 95.9 percent for the comparable period of the prior year.

The gross loss was ($1.3 million) or (7.6) percent of sales for the three month period ended March 29, 2002, versus $2.5 million or 5.4 percent of sales in the comparable period of the prior year. The decrease in gross profit percentage was primarily due to fixed manufacturing overhead costs being absorbed by a significantly lower sales volume.

Selling and administrative expenses decreased to $1.7 million in the three months ended March 29, 2002, from $2.9 million in the comparable period of the prior year, a decrease of 41.3 percent. This decrease is primarily due to lower commission expense from lower sales volume as well as a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses increased to 9.7 percent from 6.4 percent in comparison to the same quarter of the prior fiscal year as certain costs remained fixed with a significantly lower sales volume.

The Company recorded a pre-tax charge of $400,000 in the three months ended March 29, 2002. This was due to an additional writedown of the Company's Alabama building held for sale as a result of a softening in the commercial real estate market.

The Company recorded approximately $296,000 of special charges in the three months ended March 29, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the current amendment to the banking agreement. These expenses are continuing during the current quarter.

The Company has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward. The Company has recorded tax expense relating to foreign operations in the amount of $29,000 in the three months ended March 29, 2002, as compared to $99,000 for the comparable period of the prior year, a decrease of 70.7%. This decrease was primarily caused by lower intercompany revenue due to lower production volume.

Net loss for the three months ended March 29, 2002 was $(3.8) million versus $(957) thousand in the comparable quarter of the prior year. Diluted loss per share was $(0.50)as compared to diluted loss per share of $(0.13) in the comparable quarter of the prior fiscal year.

Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
------------------------------------
Results of Operations - Six Months Ended March 29, 2002, Compared to Six
------------------------------------------------------------------------
Months Ended March 30, 2001.
----------------------------

Net sales for the six month period ended March 29, 2002, were $33.3 million, compared to $105.2 million for the comparable period of the prior year, a decrease of 68.3%. The decrease in sales is primarily due to the prolonged overall softening in the telecommunications and industrial sectors of the U.S. economy. Turnkey sales were 94.5 percent of net sales in the six month period as compared to 95.9 percent for the comparable period of the prior fiscal year.

Gross loss was ($1.7) million or (5.0) percent of sales for the six month period ended March 29, 2002, versus $4.2 million or 4.0 percent of sales in the comparable period of the prior year. The decrease in gross profit percentage was primarily due to fixed manufacturing overhead costs being absorbed by a significantly lower sales volume.

Selling and administrative expenses decreased to $3.3 million in the six months ended March 29, 2002, from $5.7 million in the comparable period of the prior fiscal year, a decrease of 42.1%. This decrease is primarily due to lower commission expense from lower sales volume, as well as a decrease in the number of employees . As a percentage of net sales, selling and administrative expenses increased to 9.9 percent from 5.4 percent in comparison to the same quarter of the prior fiscal year as certain costs remained fixed with a significantly lower sales volume.

The Company recorded a pre-tax charge of $400,000 in the six months ended March 29, 2002. This was due to an additional writedown of the Company's Alabama building held for sale as a result of a softening in the commercial real estate market.

The Company recorded approximately $296,000 of special charges in the six months ended March 29, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the current amendment to the banking agreement. These expenses are continuing during the current quarter.

The Company has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward. The Company has recorded tax expense relating to foreign operations in the amount of $36,000 in the six months ended March 29, 2002, as compared to $99,000 for the comparable period of the prior year, a decrease of 63.6%. This decrease was primarily caused by lower intercompany revenue due to lower production volume.

Net loss for the six month period was $(6.0) million versus $(2.5) million in the comparable period of the prior fiscal year. Diluted loss per share was $(0.78) as compared to diluted loss per share of $(0.33) in the comparable period of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of March 2002 were $7.5 million, representing 42.9 percent of the total net sales for the three month period ending March 29, 2002. Net sales for the month of March 2001 were $19.0 million, representing 41.7 percent of the total net sales for the three month period ending March 30, 2001. The Company operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

As reflected in the Consolidated Statements of Cash Flows for the six months ending March 29, 2002, net cash provided by operations was $3.8 million. Of this, $3.5 million was used to decrease the Company's debt and $281,000 was used to purchase equipment. Depreciation for the six month period ending March 29, 2002 was $1.0 million, as compared to $2.8 million for the comparable period of the prior fiscal year. This decrease is primarily attributable to fewer purchases of property, plant and equipment the last three years and a $3.0 million writedown of impaired property, plant and equipment taken in the 4th quarter of last year. The overall decrease in sales caused by the slowdown in the Electronic Manufacturing Services industry has resulted in accounts receivable collections, including those of inventory sold back to customers, outpacing new billings by $2.6 million. The lower sales volume has also resulted in reducing inventory levels by $4.8 million since inventory is not being replaced as existing orders are being filled or inventory is being sold back to customers. An additional $2.1 million of cash flow was generated from an increase in accounts payable.

As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002 and April 8, 2002, which, among other things, continued to extend the expiration date of the credit agreement. As a result of the April 8, 2002 amendment, the expiration date of the credit agreement is currently June 30, 2002.

As amended, the credit agreement provides for a revolving credit facility component of $5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, a certain percentage of raw materials (20% through March 14, 2002; 15% from March 15, 2002 through March 24, 2002; 10% from March 25,
2002 through March 31, 2002; 5% from April 1, 2002 through April 7, 2002; and 0% from April 8, 2002 and thereafter) and a certain percentage of work in process inventory (30% through March 14, 2002 and 0% from March 15, 2002 and thereafter). In no event could the inventory borrowing base be greater than $1 million. The interest rate on the revolving credit facility was increased from prime rate plus 0.50% (from December 21, 2001 through January 31, 2002) to prime rate plus 0.75% (from February 1, 2002 through February 27, 2002), prime rate plus 1.00% (from February 28, 2002 through March 14, 2002), prime rate plus 2% (from March 15, 2002 through April 8, 2002), prime rate plus 2.25% (from April 8, 2002 through April 30, 2002), prime rate plus 2.50% (from May 1, 2002 through May 31, 2002), and prime rate plus 2.75% (from June 1, 2002 through June 30,
2002).

The second component of the credit facility consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased from prime rate plus 0.75% (from December 21, 2001 through January 31,
2002) to prime rate plus 1.00% (from February 1, 2002 through February 27,
2002), prime rate plus 1.25% (from February 28, 2002 through March 15, 2002), prime rate plus 2.50% (from March 15, 2002 through April 8, 2002), prime rate plus 2.75% (from April 8, 2002 through April 30, 2002), prime rate plus 3.00% percent (from May 1, 2002 through May 31, 2002), and prime rate plus 3.25% (from June 1, 2002 through June 30, 2002).

At March 29, 2002, $9.6 million was outstanding, consisting of $3.8 million and $5.8 million relating to the revolving credit facility and term loan, respectively, with an additional $1.0 million available under the revolving credit facility. At May 16, 2002, the availability under the revolver was $1.0 million, and $1.8 million was outstanding on the revolver and $5.4 million was outstanding on the term loan.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, and included in the financial statements as of September 30, 2001, the Company was in violation of the amended credit agreement. The February, March and April amendments and extensions described above were made notwithstanding said violation. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the June 30, 2002 expiration of the current agreement.

Since the Company's credit agreement currently expires on June 30, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. Provided the Company obtains a new credit agreement by June 30, 2002 or obtains an extension of its existing credit agreement and meets its performance targets, management believes the Company will generate sufficient cash flows in 2002 to continue its current operations. To assist with its liquidity, the Company has generally extended the payment dates of its accounts payable and in the case of certain of its principal vendors has negotiated extended payment terms. In addition, effective March 25, 2002, the Company retained the services of Lincoln Partners, LLC, an investment banking firm specializing in merger and acquisition services, capital raising and financial advisory services particularly for firms in the electronic manufacturing services industry, to assist the Company in reviewing strategic alternatives to enhance shareholder value. The Company's facilities in Edinburg, Texas and Arab, Alabama have been listed for sale with The Binswanger Companies.

However, the Company's recurring losses and liquidity issues raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


Forward-looking Statements
--------------------------

Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 2001, Form 10K and its other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 2001, and in Item 1. of Part II of the Company's Form 10-Q for the quarterly period ended December 31, 2001, are incorporated herein by reference.

Acterna Corporation
-------------------
On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices and breach of contract for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consisted of a general denial and various affirmative defenses. The Company moved for summary judgment, and oral arguments were heard on February 13, 2002. On February 21, 2002, a New York State Supreme Court Justice granted the Company's summary judgment motion against Acterna Corporation in the amount of $1,580,077.13 on its First Cause of Action for an account stated. Acterna Corporation has since filed a motion to reargue which has not been acted upon and a Notice of Appeal and has posted the necessary bond during the appeal process. Acterna's time to perfect the appeal expires on May 21, 2002. If it fails to do so, the Company intends to move to dismiss the appeal. As to the other causes of action enumerated by the Company against Acterna Corporation, a discovery scheduling Order has been executed by the Court, and the trial is scheduled to commence with jury selection on October 25, 2002. The Company shall continue to vigorously prosecute the action against Acterna Corporation, as management firmly believes its case to be meritorious and regards Acterna Corporation's actions as stall tactics and legal posturing.

ID Systems, Inc.
----------------
In March 2002, the Company received $25,000 from ID Systems, Inc. to settle and resolve its action against them.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Stockholders was held on February 27, 2002

    (b) The names of the directors elected at the Annual Meeting are as follows:

          David J. Beaubien
          W. Barry Gilbert
          Robert P.B. Kidd
          Thomas W. Lovelock
          Eben S. Moulton
          Dermott O'Flanagan
          James C. Rowe
          Justin L. Vigdor

     (c)(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

          Nominee                  Votes FOR      Authority Withheld
          -------                  ---------      ------------------
          David J. Beaubien        6,205,710           726,549
          W. Barry Gilbert         6,204,451           727,808
          Robert P. B. Kidd        6,203,110           729,149
          Thomas W. Lovelock       6,212,691           719,568
          Eben S. Moulton          6,211,851           720,408
          Dermott O'Flanagan       6,177,225           755,034
          James C. Rowe            6,214,851           717,408
          Justin L. Vigdor         6,211,510           720,749

     (c)(ii) At the Annual Meeting, the stockholders also voted upon a proposal to approve the Company's 2001 Stock Option and Incentive Plan. The tabulation of votes with respect to such matter are as follows:

        Votes           Votes           Votes           Broker
        FOR            AGAINST       OUTSTANDING      NON-VOTES

     2,292,211         974,514         11,565         3,653,969



Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      None


   b. Reports on Form 8-K


       (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on February 20, 2002. The report contained information about Amendment No. 5 to the Company's Loan and Security Agreement and about the possible delisting of the Company's stock from The Nasdaq National Market.

      (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on February 22, 2002. The report contained information about the Company's action against Acterna Corporation.

     (iii) A current report on Form 8-K was filed with the Securities and Exchange Commission on March 6, 2002. The report contained information about Amendment No. 6 to the Company's Loan and Security Agreement.

      (iv) A current report on Form 8-K was filed with the Securities and Exchange Commission on March 21, 2002. The report contained information about Amendment No. 7 to the Company's Loan and Security Agreement.

       (v) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 9, 2002. The report contained information about Amendment No. 8 to the Company's Loan and Security Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: May 20, 2002                     /s/Thomas W. Lovelock
                                    -----------------------------
                                          Thomas W. Lovelock
                                 President and Chief Executive Officer





Dated: May 20, 2002                   /s/Richard L. Weiss
                                   ------------------------------
                                          Richard L. Weiss
                                         Vice President,
                                 Chief Financial Officer and Treasurer