Form 10-Q
period 2002-06-28
IEC ELECTRONICS CORP
filed 2002-08-19
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended June 28, 2002

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

    Common Stock, $0.01 Par Value - 7,692,076 shares as of August 19, 2002.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements
               Information with Respect to Financial Statements..............  3

               Consolidated Balance Sheets as of:
               June 28, 2002 (Unaudited) and September 30, 2001..............  3

               Consolidated Statements of Operations for the three months ended: June 28, 2002 (Unaudited) and June 29, 2001
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the nine months ended:
               June 28, 2002 (Unaudited) and June 29,, 2001 (Unaudited)......  5

               Consolidated Statement of Cash Flows for the nine months ended:
               June 28, 2002 (Unaudited) and June 29, 2001 (Unaudited).......  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 14



PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  19

     Item 2. Changes in Securities..........................................  19

     Item 3. Defaults Upon Senior Securities................................  19

     Item 4. Submission of Matters to a Vote of Security Holders............  19

     Item 5. Other Information..............................................  19

     Item 6. Exhibits and Reports on Form 8-K...............................  20

     Signature .............................................................  20

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

Information With Respect to Financial Statements
------------------------------------------------

The financial statements for the quarter ended March 29, 2002 that were previously filed included unaudited financial statements that had not been reviewed by an independent public accountant in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, as the Company had elected not to have its auditors, Arthur Andersen LLP, review such financial statements. The Company's current auditors, Rotenberg & Company, LLP, have subsequently reviewed the financial statements for the quarter ended March 29, 2002 and there were no material changes as a result of this review.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      JUNE 28, 2002 AND SEPTEMBER 30, 2001
                      (in thousands, except for share data)
                                              JUNE 28,2002   SEPTEMBER 30,2001
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Accounts receivable                           $    5,471       $   11,114
   Inventories                                        4,661            6,846
   Other current assets                                 188              217
   Current assets-discontinued operations             1,363            9,304
                                                 ----------       ----------
      Total current assets                           11,683           27,481
                                                 ----------       ----------
Fixed Assets:
   Land and land improvements                           768              768
   Building and improvements                          3,850            4,244
   Machinery and equipment                           46,557           46,552
   Furniture and fixtures                             5,794            5,606
                                                 ----------       ----------
  Sub-total gross property                           56,969           57,170
   Less accumulated depreciation                    (52,241)         (51,335)
                                                 ----------       ----------
      Total fixed assets - net                        4,728            5,835

Asset held for sale                                     497            1,397

Non-current assets - discontinued operations          1,846            3,414
                                                 ----------       ----------
                                                 $   18,754       $   38,127
                                                 ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt             $    6,032       $   13,382
   Accounts payable                                   7,230            5,283
   Accrued payroll and related expenses                 931            1,518
   Other accrued expenses                             2,054            2,038
   Other current liabilities -
   discontinued operations                            3,584            4,097
                                                 ----------       ----------
     Total current liabilities                       19,831           26,318
                                                 ----------       ----------
Long-term debt                                            -                -

Shareholders' Equity:
    Common stock, par value $.01 per share
      Authorized - 50,000,000 shares
      Issued and outstanding - 7,692,076                 77               77
   Treasury stock                                       (11)             (11)
   Additional paid-in capital                        38,418           38,418
   Retained earnings                                (39,523)         (26,661)
   Accumulated other comprehensive loss -
      Cumulative translation adjustments                (38)             (14)

                                                  ----------       ----------
       Total shareholders' (deficit) equity         (1,077)           11,809
                                                  ----------       ----------
                                                  $  18,754         $  38,127
                                                  ==========       ==========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                 (in thousands, except share and per share data)



                                    3 MONTHS ENDED      3 MONTHS ENDED
                                     JUNE 28, 2002       JUNE 29, 2001
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $  6,038            $ 28,191
Cost of sales                                5,622              26,487
                                           -------             -------
     Gross profit                              416               1,704
                                           -------             -------
Selling and administrative expenses            866               1,628
Restructuring charge                           448                   -
Writedown of asset held for sale               500                   -
                                           -------             -------
     Operating (loss) profit                (1,398)                 76

Interest and financing expense                (254)               (313)
Other expense, net                             (45)                  -
                                           -------             -------
Net loss before income taxes                (1,697)               (237)

Income taxes                                     -                   -
                                           -------             -------
Net loss from continuing operations         (1,697)               (237)

Discontinued operations:
        Loss from operations of IEC-
           Mexico disposed of (net
           of income taxes of $26 in
           2002 and $(27) in 2001)            (644)             (1,572)
        Estimated loss on disposal
           of IEC-Mexico (net of income
           taxes of $0 in 2002 and 2001)    (4,527)             (1,400)
                                           -------             -------
                                            (5,171)             (2,972)
                                           -------             -------

Net loss                                  $ (6,868)          $  (3,209)
                                          =========          ==========

Net loss per common and common equivalent share:

     Basic and Diluted
        Loss from continuing operations   $   (0.22)          $  (0.03)
        Loss from discontinued operations $   (0.67)          $  (0.39)
        Loss available to common
           shareholders                   $   (0.89)          $  (0.42)

Weighted average number of common and common equivalent shares outstanding:

     Basic and Diluted                    7,691,503           7,658,215

      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                 (in thousands, except share and per share data)



                                    9 MONTHS ENDED      9 MONTHS ENDED
                                     JUNE 28, 2002       JUNE 29, 2001
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 30,725             $104,036
Cost of sales                               30,199               96,682
                                           -------             --------
     Gross profit                              526                7,354

Selling and administrative expenses          3,620                5,172
Restructuring charge                           448                    -
Writedown of asset held for sale               900                    -
                                           -------             --------
     Operating (loss) profit                (4,442)               2,182

Interest and financing expense                (678)                (902)
Other (expense) income, net                    (44)                  20
                                           -------             --------
     Net (loss) income before income taxes  (5,164)               1,300

Income taxes                                     -                    -
                                           -------             --------
Net (loss) income from continuing
        operations                          (5,164)               1,300
Discontinued operations:
   Loss from operations of IEC-Mexico
        disposed of (net of income taxes
        of $61 for 2002 and $72 for 2001)   (3,169)              (5,592)
   Estimated loss on disposal of
        IEC-Mexico (net of income taxes
        of $0 in 2002 and 2001)             (4,527)              (1,400)
                                            -------             --------
                                            (7,696)              (6,992)
                                            -------             --------

Net loss                                  $(12,860)            $ (5,692)
                                          =========            =========

Net loss per common and common equivalent share:

  Basic and Diluted
        Loss from continuing operations   $  (0.67)          $    0.17
        Loss from discontinued operations $  (1.00)          $   (0.92)
        Loss available to common
           shareholders                   $  (1.67)          $   (0.75)

Weighted average number of common and common equivalent shares outstanding:

  Basic and Diluted                       7,691,503           7,638,691


     The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                                 (in thousands)

                                                       9 MONTHS       9 MONTHS
                                                         ENDED          ENDED
                                                        JUNE 28,      JUNE 29,
                                                          2002           2001
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(12,860)     $  (5,692)
 Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Loss from discontinued operations                        3,169          5,592
  Loss on sale of discontinued operations                  4,527          1,400
  Depreciation and amortization                            1,223          3,130
  Loss (gain) on sale of fixed assets                         45            (20)
  Goodwill amortization                                        -            264
  Common stock issued under Directors Stock Plan               -             51
  Asset impairment writedown                                 900
  Changes in operating assets and liabilities:
 (Increase) decrease
     Accounts receivable                                   5,643         (4,026)
     Inventories                                           2,185          5,811
     Other current assets                                     29           (309)
  Increase (decrease)
     Accounts payable                                      2,017          2,974
     Accrued payroll and related expenses                   (587)           121
     Accrued income taxes                                      -              -
     Accrued insurance                                        84            (46)
     Accrued restructuring charges                             -              -
     Other accrued expenses                                 (138)           249
                                                         -------        --------
   Net cash provided by operating activities               6,237          9,499
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (190)        (2,847)
 Proceeds from sale of equipment                              28             20
 Payments related to building/equipment restructuring          -            (40)
 Proceeds from sale of discontinued operations               315              -
                                                         --------       --------
   Net cash provided by (used in) investing activities       153         (2,867)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in drafts payable                  (419)           100
 (Repayments) borrowings under line of credit agreements  (5,352)         7,111
 Principal payments on long-term debt                     (1,579)        (1,579)
                                                         --------      ---------
   Net cash (used in) provided by financing activities    (7,350)         5,632
                                                         --------      ---------

 Cash from (used in) discontinued operations                 984        (12,254)
                                                         --------      ---------

 Net increase in cash and cash equivalents                    24             10
 Effect of exchange rate changes                             (24)           (10)
 Cash and cash equivalents at beginning of period              -              -
                                                         --------      ---------
 Cash and cash equivalents at end of period             $      -       $      -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash from continuing operations paid during the
 period for:
  Interest                                               $   804     $      963
                                                         ========      =========
  Income taxes                                           $     -     $        -
                                                         ========      =========



      The accompanying notes to unaudited consolidated financial statements are an integral part of these financial statements.


                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002

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

The Company has suffered recurring net losses. As a result of these losses, the Company was in violation of certain financial covenants under its credit agreement as of September 30, 2001. On December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement to February 15, 2002 from January 31, 2003. As a result of certain charges to inventory and receivables recorded on January 11, 2002, included in the financial statements as of September 30, 2001, primarily to reflect contingencies involved in pending litigation, the Company was again in violation of the amended agreement. The Company's banks have agreed to a series of extensions, the most recent of which expires September 30, 2002. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the September 30, 2002 expiration date. In addition, management has been endeavoring to increase revenues and reduce expenses in an effort to improve operating cash flow.

Consolidation
-------------
The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. ("Texas") and IEC Electronics-Arab, Alabama Inc. ("Alabama"), until January 26, 2000 when each of Texas and Alabama merged into IEC; IEC Electronics-Ireland Limited ("Longford") from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico ("IEC-Mexico") from February 2001, (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. The
major   classifications  of  inventories  are  as  follows  at  period  end  (in thousands):

                     June 28, 2002      September 30, 2001
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $ 2,095               $ 4,318
  Work-in-process         1,753                 2,528
  Finished goods             13                     -
                    ----------------      ----------------
                        $ 4,661               $ 6,846
                    ================      ================

Accounts Payable
----------------
Trade accounts payable include drafts payable of $385,000 and $804,000 at June 28, 2002 and September 30, 2001, respectively.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002


Long-lived Assets
-----------------
In assessing and measuring the impairment of long-lived assets, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During August 1998, the Company initiated a plan to dispose of its Arab, Alabama facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $500,000 in the three months ended June 28, 2002 and $900,000 in the nine months ended June 28, 2002. The facility is recorded at its carrying value of $497,000 at June 28, 2002.

During April 2001, the Company initiated a plan to dispose of its Edinburg, Texas facility. The facility is recorded at a carrying value of $1.8 million at June 28, 2002.


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


Unaudited Financial Statements
------------------------------
The accompanying unaudited financial statements as of June 28, 2002, and for the three and nine months ended June 28, 2002 have been prepared in accordance with generally accepted accounting principles for the interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 Annual Report on Form 10-K.

Net Loss per Common and Common Equivalent Share
------------------------------------------------
(in thousands, except for share and per share data)


                                        (Loss)        Shares        Per Share
      Three Months Ended                (Numerator)  (Denominator)   Amount
-------------------------------------------------------------------------------

June 28, 2002
 Basic and diluted EPS
  Loss from continuing operations        $ (1,697)      7,691,503     $(0.22)
  Loss from discontinued operations      $ (5,171)      7,691,503     $(0.67)
  Loss available to common shareholders  $ (6,868)      7,691,503     $(0.89)



June 29, 2001
 Basic and diluted EPS
  Loss from continuing operations        $   (237)      7,658,215     $(0.03)
  Loss from discontinued operations      $ (2,972)      7,658,215     $(0.39)
  Loss available to common shareholders  $ (3,209)      7,658,215     $(0.42)


                                         (Loss)Income   Shares       Per Share
      Nine Months Ended                  (Numerator)  (Denominator)  Amount
-------------------------------------------------------------------------------

June 28, 2002
 Basic and diluted EPS
  Loss from continuing operations        $ (5,164)      7,691,503     $(0.67)
  Loss from discontinued operations      $ (7,696)      7,691,503     $(1.00)
  Loss available to common shareholders  $(12,860)      7,691,503     $(1.67)

June 29, 2001
 Basic and diluted EPS
  Income from continuing operations      $  1,300       7,638,691     $ 0.17
  Loss from discontinued operations      $ (6,992)      7,638,691     $(0.92)
  Loss available to common shareholders  $ (5,692)      7,638,691     $(0.75)



Basic EPS was computed by dividing reported earnings available to common shareholders by weighted-average common shares outstanding during the three and nine month periods. No reconciliation is provided between basic and diluted EPS as the effect of all common share equivalents would be antidilutive.


New Pronouncements
------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("SFAS No. 141") "Business Combinations" and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001; however, as the Company wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on the Company.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on October 1, 2002. Management is currently determining what effect, if any, SFAS No. 144 will have on its financial position and results of operations.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Management does not expect the adoption of SFAS No. 145 to have a material effect on the financial results of the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees and consolidating facilities, initiated after December 31, 2002.


(2) Comprehensive Loss
    ------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) on October 1, 1998. SFAS No. 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net (loss) income and foreign currency translation adjustments, was as follows for the three and nine months ended June 28, 2002 and June 29, 2001(in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     June 28,        June 29,
                                                       2002           2001
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $  (6,868)     $  (3,209)
Other comprehensive loss:
     Foreign currency translation adjustments              (3)            (4)
                                                    ----------     -----------
Comprehensive loss                                  $  (6,871)     $  (3,213)
                                                    ==========     ===========

                                                     9 MONTHS       9 MONTHS
                                                       ENDED          ENDED
                                                     June 28,       June 29,
                                                       2002           2001
                                                    ----------     -----------
                                                    (Unaudited)    (Unaudited)

Net loss                                            $ (12,860)     $  (5,692)
Other comprehensive loss:
     Foreign currency translation adjustments             (24)           (10)
                                                    ----------     -----------
Comprehensive loss                                  $ (12,884)     $  (5,702)
                                                    ==========     ===========

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002
(3) Discontinued Operations
    -----------------------

On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of the Company during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. In addition, EPI will pay to the Company commissions based on the net selling price of products shipped to certain former customers of the Company during various time periods between June 18, 2002 and March 31, 2003. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid the Company $315,000 in June 2002 and $265,000 in July 2002. The remaining amount of $150,000 is expected to be received by September 30, 2002. The Company recorded an after-tax loss on the sale of the business of approximately $4.5 million and reflected this business as a discontinued operation in the 2002 third quarter. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

Net sales of IEC-Mexico for the three and nine months ended June 28, 2002 were $2.1 million and $10.8 million, respectively; and for the three and nine months ended June 29, 2001 were $11.8 million and $41.2 million, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

Assets and liabilities of IEC-Mexico to be disposed of consisted of the following:
                                        June 28, 2002      September 30, 2001
                                        -------------      ------------------
Accounts receivable                       $1,130,486               $3,812,779
Inventories                                        -                5,185,977
Other current assets                         232,347                  305,147
                                           ---------               ----------
     Total current assets                  1,362,833                9,303,903

Property, plant and equipment, net         1,837,312                3,405,005
Other assets                                   9,166                    9,166
                                           ---------               ----------
     Total non-current assets              1,846,478                3,414,171
                                           ---------               ----------
     Total assets                         $3,209,311              $12,718,074
                                          ==========              ===========

Accounts payable                          $  932,306              $ 2,183,941
Accrued payroll and related expenses         137,826                  496,916
Other accrued expenses                     2,514,365                1,416,496
                                          ----------              -----------
     Total current liabilities            $3,584,497               $4,097,353
                                          ==========              ===========

        Net assets to be disposed of      $ (375,186)              $8,620,721
                                          ==========              ===========

(4) Restructuring
    -------------

In June 2002, the Company's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. At this time, the Company's President, Chief Executive Officer and a director of the Company and the Company's Chief Financial Officer and Treasurer also resigned their positions with the Company. Each elected not to continue in the management of a restructured and downsized company.

In connection with this restructuring, the Company recorded a $448,000 charge to earnings in the third quarter of fiscal 2002 relating primarily to severance. As of June 28, 2002, a reserve balance of approximately $381,000 still remained. It is anticipated that all remaining charges against the accrual will be made by March 2003. There have been no significant reallocations or re-estimates of the restructuring charge to date.

In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings of $1.4 million in the third quarter of fiscal 2001. The charge related to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan was intended to allow the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. On June 18, 2002, the Company sold its Mexican assets and closed its Mexican plant. See Footnote (3) - "Discontinued Operations". As of June 28, 2002, a reserve balance of approximately $290,000 still remained. It is anticipated that all remaining charges against the accrual will be made within the next twelve months. There have been no significant reallocations or re-estimates of this restructuring charge to date.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002

(5) Financing Arrangements
    ----------------------

As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002, April 8, 2002 and June 20, 2002, which, among other things, continued to extend the expiration date of the credit agreement. As a result of the June 20, 2002 amendment, the expiration date of the credit agreement is currently September 30, 2002.

As currently amended, the credit agreement provides for a revolving credit facility component of $3.5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, a certain percentage of raw materials (20% through March 14, 2002; 15% from March 15, 2002 through March 24, 2002; 10% from March 25, 2002 through March 31, 2002; 5% from April 1, 2002 through April 7, 2002; and 0% from April 8, 2002 and thereafter) and a certain percentage of work in process inventory (30% through March 14, 2002 and 0% from March 15, 2002 and thereafter). In no event could the inventory borrowing base be greater than $1 million. The interest rate on the revolving credit facility was increased from prime rate plus 0.50% (from December 21, 2001 through January 31, 2002) to prime rate plus 0.75% (from February 1, 2002 through February 27, 2002), prime rate plus 1.00% (from February 28, 2002 through March 14, 2002), prime rate plus 2.00% (from March 15, 2002 through April 8, 2002), prime rate plus 2.25% (from April 8, 2002 through April 30, 2002), prime rate plus 2.50% (from May 1, 2002 through May 31, 2002), prime rate plus 2.75% (from June 1, 2002 through June 30,
2002), prime rate plus 3.00% (from July 1, 2002 through July 31, 2002), prime rate plus 3.25% (from August 1, 2002 through August 31, 2002) and prime rate plus 3.50% (from September 1, 2002 through September 30, 2002).

The second component of the credit facility consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased from prime rate plus 0.75% (from December 21, 2001 through January 31,
2002) to prime rate plus 1.00%  (from  February  1, 2002  through  February  27,
2002), prime rate plus 1.25% (from February 28, 2002 through March 15, 2002), prime rate plus 2.50% (from March 15, 2002 through April 8, 2002), prime rate plus 2.75% (from April 8, 2002 through April 30, 2002), prime rate plus 3.00% percent (from May 1, 2002 through May 31, 2002), prime rate plus 3.25% (from June 1, 2002 through June 30, 2002), prime rate plus 3.50% (from July 1, 2002 through July 31, 2002), prime rate plus 3.75% (from August 1, 2002 through August 31, 2002) and prime rate plus 4.00% (from September 1, 2002 through September 30, 2002).

At June 28, 2002, $6.0 million was outstanding, consisting of $769,000 and $5.3 million relating to the revolving credit facility and term loan, respectively, with an additional $426,000 available under the revolving credit facility. At August 14, 2002, the availability under the revolver was $265,000, and $899,000 was outstanding on the revolver and $4.8 million was outstanding on the term loan.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require the Company to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, and included in the financial statements as of September 30, 2001, the Company was in violation of the amended credit agreement. The February, March, April and June amendments and extensions described above were made notwithstanding said violation. The Company is currently in discussions with other lending institutions with respect to a new credit agreement. While the Company believes it will be successful, there can be no assurance that it will meet the September 30, 2002 expiration of the current agreement.

Since the Company's credit agreement currently expires on September 30, 2002, it has classified the entire term loan and revolver as current debt. The Company's liquidity is dependent on the ability to generate positive cash flow. If the Company obtains a new credit agreement by September 30, 2002 or obtains an extension of its existing credit agreement and meets its performance targets, management believes the Company will generate sufficient cash flows in 2003 to continue its current operations. To assist with its liquidity, the Company has generally extended the payment dates of its accounts payable and in the case of certain of its principal vendors has negotiated extended payment terms. However, the Company's recurring losses and liquidity issues raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2002



(6) Litigation
--------------

The Company is from time to time subject to routine legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions, or settlements, may occur, IEC believes that the final disposition of such matters will not have a material adverse effect on the financial position or operations of the Company.

On November 16, 2001, the Company commenced an action in New York State Supreme Court against Acterna Corporation. The complaint asserts claims for unpaid invoices, breach of contract and consequential attorneys' fees for which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consisted of a general denial and various affirmative defenses. The Company moved for summary judgment, and oral arguments were heard on February 13, 2002. On February 21, 2002, a New York State Supreme Court Justice granted the Company's summary judgment motion against Acterna Corporation in the amount of $1,580,077.13 on its First Cause of Action for an account stated. Acterna Corporation filed a motion to reargue, which was denied. It also filed a Notice of Appeal and has posted the necessary bond to stay execution during the appeal process. Acterna's time to perfect the appeal process was extended by the Court to September 17, 2002. If it fails to do so, the appeal will be dismissed. As to the other causes of action enumerated by the Company against Acterna Corporation, a discovery scheduling Order has been executed by the Court, discovery is ongoing and the trial is scheduled to commence with jury selection on October 25, 2002. The Company continues to vigorously prosecute the action against Acterna Corporation, as management firmly believes its case to be meritorious and regards Acterna Corporation's actions as stall tactics and legal posturing. The Company and Acterna
Corporation are currently in active negotiations regarding the possible settlement of the action and the Company believes that it is nearing a complete settlement.



(7)  Strategic Planning
     ------------------

Effective March 25, 2002, the Company retained the services of Lincoln Partners, LLC, an investment banking firm specializing in merger and acquisition services, capital raising and financial advisory services particularly for firms in the electronic manufacturing services industry, to assist the Company in reviewing strategic alternatives to enhance shareholder value. In July 2002, the Company retained the Capital Formation Group, an investment banking firm specializing in raising capital, to assist the Company in that endeavor. The Company's facilities in Edinburg, Texas and Arab, Alabama have been listed for sale with The Binswanger Companies.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended June 28, 2002, Compared to the Three Months Ended June 29, 2001.
          -----------------------------------------------------------

Net sales for the three month period ended June 28, 2002, were $6.0 million, compared to $28.2 million for the comparable period of the prior fiscal year, a decrease of 78.6 percent. The decrease in sales is due to the prolonged overall softening in the telecommunications and industrial sectors of the U.S. economy and the consequential impact on IEC's financial position. Turnkey sales were
87.4 percent of net sales in the quarter as compared to 97.4 percent for the comparable period of the prior year. The decrease was primarily due to consignment sales remaining relatively stable while turnkey sales have dropped significantly.

Gross profit was $0.4 million or 6.9 percent of sales for the three month period ended June 28, 2002, versus $1.7 million or 6.0 percent of sales in the comparable period of the prior year. The increase in gross profit percentage is primarily due to an adjustment in an accounting reserve recorded during the current quarter.

Selling and administrative expenses decreased to $0.9 million in the three months ended June 28, 2002, from $1.6 million in the comparable period of the prior year, a decrease of 46.8 percent. This decrease is primarily due to lower commission expense from lower sales volume as well as a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses increased to 14.3 percent from 5.8 percent in comparison to the same quarter of the prior fiscal year as certain costs remained fixed with a significantly lower sales volume.

IEC recorded a pre-tax charge of $448,000 in the three months ended June 28, 2002. This was due to the restructuring and reduction in workforce at IEC's Newark, NY facility.

IEC also recorded a pre-tax charge of $500,000 in the three months ended June 28, 2002. This was due to an additional writedown of IEC's Alabama building held for sale as a result of a softening in the commercial real estate market.

IEC recorded approximately $334,000 of special charges in the three months ended June 28, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the current amendment to the banking agreement, of which $199,000 is included in interest and financing expense. These expenses are continuing during the current quarter.

IEC has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss from continuing operations for the three months ended June 28, 2002 was $(1.7) million versus $(237,000) in the comparable quarter of the prior year. Diluted loss per share from continuing operations was $(0.22) as compared to diluted loss per share from continuing operations of $(0.03) in the comparable quarter of the prior fiscal year.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------
Results of Operations - Nine Months Ended June 28, 2002, Compared to Nine Months Ended June 29, 2001.
--------------------------------------------------------------------

Net sales for the nine month period ended June 28, 2002, were $30.7 million, compared to $104.1 million for the comparable period of the prior year, a decrease of 70.5%. The decrease in sales is due to the prolonged overall softening in the telecommunications and industrial sectors of the U.S. economy and the consequential impact on IEC's financial position. Turnkey sales were
91.6 percent of net sales in the nine month period as compared to 96 percent for the comparable period of the prior fiscal year.

Gross profit was $0.5 million or 1.7 percent of sales for the nine month period ended June 28, 2002, versus $7.4 million or 7.1 percent of sales in the comparable period of the prior year. The decrease in gross profit percentage was primarily due to fixed manufacturing overhead costs being absorbed by a significantly lower sales volume.

Selling and administrative expenses decreased to $3.6 million in the nine months ended June 28, 2002, from $5.2 million in the comparable period of the prior fiscal year, a decrease of 30.0%. This decrease is primarily due to lower commission expense from lower sales volume, as well as a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses increased to 11.8 percent from 5.0 percent in comparison to the same quarter of the prior fiscal year as certain costs remained fixed with a significantly lower sales volume.

IEC recorded a pre-tax charge of $448,000 in the nine months ended June 28, 2002. This was due to the restructuring and reduction in workforce at IEC's Newark, NY facility.

IEC also recorded a pre-tax charge of $900,000 in the nine months ended June 28, 2002. This was due to an additional writedown of IEC's Alabama building held for sale as a result of a softening in the commercial real estate market.

IEC recorded approximately $677,000 of special charges in the nine months ended June 28, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the current amendment to the banking agreement, of which $382,000 is included in interest and financing expense. These expenses are continuing during the current quarter.

Interest and financing expense decreased to $0.7 million in the nine months ended June 28, 2002, from $0.9 million in the comparable period of the prior year, a decrease of 24.9%. This decrease is related to a decrease in the weighted average debt balance of $6.6 million and a weighted average rate decrease of 2.7%, offset by additional bank financing charges of approximately $382,000.

IEC has recorded no benefit from income tax as a result of the net loss, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

Net loss from continuing operations for the nine month period was $(5.2) million versus net income from continuing operations of $1.3 million in the comparable period of the prior fiscal year. Diluted loss per share from continuing operations was $(0.67) as compared to diluted income per share from continuing operations of $0.17 in the comparable period of the prior fiscal year.


Discontinued Operations
-----------------------

On June 18, 2002, IEC signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation
(EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of IEC during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. In addition, EPI will pay to IEC commissions based on the net selling price of products shipped to certain former customers of IEC during various time periods between June 18, 2002 and March 31, 2003. Under the terms of a related agreement, IEC and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002 and $265,000 in July 2002. The remaining amount of $150,000 is expected to be received by September 30, 2002. IEC recorded an after-tax loss on the sale of the business of approximately $4.5 million and reflected this business as a discontinued operation in the 2002 third quarter. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

Restructuring
-------------

In June 2002, IEC's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. At this time, IEC's President, Chief Executive Officer and a director of the Company and it's Chief Financial officer and Treasurer also resigned their positions with IEC. Each elected not to continue in the management of a restructured and downsized company.

In connection with this restructuring, IEC recorded a $448,000 charge to earnings in the third quarter of fiscal 2002 relating primarily to severance. As of June 28, 2002, a reserve balance of approximately $381,000 still remained. It is anticipated that all remaining charges against the accrual will be made by March 2003. There have been no significant reallocations or re-estimates of the restructuring charge to date.

In April 2001, IEC's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, IEC recorded a charge to earnings of $1.4 million in the third quarter of fiscal 2001. The charge related to facility consolidations ($1.0 million) and headcount reductions ($400,000). This restructuring plan would allow IEC to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. As of June 28, 2002, a reserve balance of approximately $290,000 still remained. It is anticipated that all remaining charges against the accrual will be made within the next twelve months. There have been no significant reallocations or re-estimates of this restructuring charge to date.

Liquidity and Capital Resources
-------------------------------

Net sales for the month of June 2002 were $1.7 million, representing 28.2 percent of the total net sales for the three month period ending June 28, 2002. Net sales for the month of June 2001 were $10.6 million, representing 37.6 percent of the total net sales for the three month period ending June 29, 2001. IEC operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

As reflected in the Consolidated Statements of Cash Flows for the nine months ending June 28, 2002, net cash was provided by: operating activities ($6.2 million), discontinued operations ($1.0 million) and sale of discontinued operations ($315,000). Net cash was used to pay down bank debt ($7.4 million) and purchase equipment ($190,000). Depreciation for the nine month period ending June 28, 2002 was $1.2 million, as compared to $3.1 million for the comparable period of the prior fiscal year. This decrease is primarily attributable to fewer purchases of property, plant and equipment the last three years and a $3.0 million writedown of impaired property, plant and equipment taken in the 4th quarter of last year. The overall decrease in sales caused by the slowdown in the Electronic Manufacturing Services industry has resulted in accounts receivable collections, including those of inventory sold back to customers, outpacing new billings by $5.6 million. The lower sales volume has also resulted in reducing inventory levels by $2.2 million since inventory is not being replaced as existing orders are being filled or inventory is being sold back to customers. An additional $2.0 million of cash flow was generated from an increase in accounts payable.

As of September 30, 2001, IEC was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, IEC's banks waived the non-compliance, amended certain covenants to allow IEC more flexibility and changed the expiration date of the credit agreement from January 31, 2003 to February 15, 2002. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002, April 8, 2002 and June 20, 2002, which, among other things, continued to extend the expiration date of the credit agreement. As a result of the June 20, 2002 amendment, the expiration date of the credit agreement is currently September 30, 2002.

As currently amended, the credit agreement provides for a revolving credit facility component of $3.5 million. Amounts borrowed are limited to 85% of qualified accounts receivable, a certain percentage of raw materials (20% through March 14, 2002; 15% from March 15, 2002 through March 24, 2002; 10% from March 25, 2002 through March 31, 2002; 5% from April 1, 2002 through April 7, 2002; and 0% from April 8, 2002 and thereafter) and a certain percentage of work in process inventory (30% through March 14, 2002 and 0% from March 15, 2002 and thereafter). In no event could the inventory borrowing base be greater than $1 million. The interest rate on the revolving credit facility was increased from prime rate plus 0.50% (from December 21, 2001 through January 31, 2002) to prime rate plus 0.75% (from February 1, 2002 through February 27, 2002), prime rate plus 1.00% (from February 28, 2002 through March 14, 2002), prime rate plus 2.00% (from March 15, 2002 through April 8, 2002), prime rate plus 2.25% (from April 8, 2002 through April 30, 2002), prime rate plus 2.50% (from May 1, 2002 through May 31, 2002), prime rate plus 2.75% (from June 1, 2002 through June 30,
2002), prime rate plus 3.00% (from July 1, 2002 through July 31, 2002), prime rate plus 3.25% (from August 1, 2002 through August 31, 2002) and prime rate plus 3.50% (from September 1, 2002 through September 30, 2002).

The second component of the credit facility consists of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased from prime rate plus 0.75% (from December 21, 2001 through January 31,
2002) to prime rate plus 1.00%  (from  February  1, 2002  through  February  27,
2002), prime rate plus 1.25% (from February 28, 2002 through March 15, 2002), prime rate plus 2.50% (from March 15, 2002 through April 8, 2002), prime rate plus 2.75% (from April 8, 2002 through April 30, 2002), prime rate plus 3.00% percent (from May 1, 2002 through May 31, 2002), prime rate plus 3.25% (from June 1, 2002 through June 30, 2002), prime rate plus 3.50% (from July 1, 2002 through July 31, 2002), prime rate plus 3.75% (from August 1, 2002 through August 31, 2002) and prime rate plus 4.00% (from September 1, 2002 through September 30, 2002).

At June 28, 2002, $6.0 million was outstanding, consisting of $769,000 and $5.3 million relating to the revolving credit facility and term loan, respectively, with an additional $426,000 available under the revolving credit facility. At August 14, 2002, the availability under the revolver was $265,000, and $899,000 was outstanding on the revolver and $4.8 million was outstanding on the term loan.

The credit facility contains specific affirmative and negative covenants, including, among others, the maintenance of certain financial covenants, as well as limitations on amounts available under the lines of credit relating to the borrowing base, capital expenditures, lease payments and additional debt. The more restrictive of the covenants require IEC to maintain a minimum tangible net worth, maximum debt-to-tangible net worth ratio, and a minimum earnings before interest and taxes (EBIT). As a result of certain charges to inventory and receivables to reflect contingencies involved in pending litigation recorded on January 11, 2002, and included in the financial statements as of September 30, 2001, IEC was in violation of the amended credit agreement. The February, March, April and June amendments and extensions described above were made notwithstanding said violation. IEC is currently in discussions with other lending institutions with respect to a new credit agreement. While IEC believes it will be successful, there can be no assurance that it will meet the September 30, 2002 expiration of the current agreement.

Since IEC's credit agreement currently expires on September 30, 2002, it has classified the entire term loan and revolver as current debt. IEC's liquidity is dependent on the ability to generate positive cash flow. Provided IEC obtains a new credit agreement by September 30, 2002 or obtains an extension of its existing credit agreement and meets its performance targets, management believes IEC will generate sufficient cash flows in 2003 to continue its current operations. To assist with its liquidity, IEC has generally extended the payment dates of its accounts payable and in the case of certain of its principal vendors has negotiated extended payment terms. However, IEC's recurring losses and liquidity issues raise substantial doubts about IEC's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should IEC be unable to continue as a going concern.

Impact of Inflation
-------------------

The impact of inflation on IEC's operations has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.


New Pronouncements
------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is before June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, as IEC wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on IEC.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We will adopt this standard on October 1, 2002. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of IEC.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by IEC, as required, on October 1, 2002. Management is currently determining what effect, if any, SFAS No. 144 will have on its financial position and results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No.
145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for IEC beginning January 1, 2003. Management does not expect the adoption of SFAS No. 145 to have a material effect on financial results of IEC.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees and consolidating facilities, initiated after December 31, 2002.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. IEC is exposed to market risk in the area of interest rates. This exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.


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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

The description of IEC's legal proceedings set forth in Item 3 of IEC's Annual Report on Form 10-K for the fiscal period ended September 30, 2001, and in Item
1. of Part II of the Company's Forms 10-Q for the quarterly periods ended December 31, 2001 and March 29, 2002, are incorporated herein by reference.

Acterna Corporation
-------------------
On November 16, 2001, the Company commenced an action (the "Action") in New York State Supreme Court against Acterna Corporation ("Acterna"). The complaint asserts claims for unpaid invoices, breach of contract and consequential attorneys' fees for all of which the Company seeks approximately $7.0 million. The defendant's answer was served on January 8, 2002 and consisted of a general denial and various affirmative defenses. The Company moved for summary judgment, and oral arguments were heard on February 13, 2002. On February 21, 2002, a New York State Supreme Court Justice granted IEC's summary judgment motion against Acterna in the amount of $1,580,077.13 on its First Cause of Action for an account stated. Acterna filed a motion to reargue, which was denied. It also filed a Notice of Appeal and has posted the necessary bond to stay execution during the appeal process. Acterna's time to perfect the appeal on a timely basis was extended by the Court to September 17, 2002. If Acterna fails to do so, the appeal will be dismissed. As to the other causes of action enumerated by the Company against Acterna, a discovery scheduling Order has been executed by the Court, discovery is ongoing and the trial is scheduled to commence with jury selection on October 25, 2002. The Company continues to vigorously prosecute the action against Acterna, as management firmly believes its case to be meritorious and regards Acterna's actions as stall tactics and legal posturing. The Company and Acterna are currently involved in active negotiations regarding the possible settlement of the Action and the Company believes that it is nearing a complete settlement.

Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.

Item 5 -- Other Information

The Company has received notification that its common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of $1,000,000 over the previous 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap Market. In accordance with the Nasdaq Marketplace Rules (the "Rules"), the Company will be provided 90 calendar days (or until October 21,
2002) to regain compliance. If at any time prior to October 21, 2002, the MVPHS is $1,000,000 or more for a minimum of 10 consecutive trading days, the Company will have achieved compliance with this Rule. There can be no assurance that the Company will be able to achieve compliance with this Rule. If the Company is unable to regain compliance with this Rule by October 21, 2002, its common stock will be delisted.

The Company has also received notification that its common stock has not maintained a minimum bid price of $1.00 per share over the previous 30 consecutive trading days as required for continued listing on The Nasdaq SmallCap Market. In accordance with the Rules, the Company will be provided 180 calendar days (or until February 10, 2003) to regain compliance. If at any time prior to February 10, 2003, the bid price for the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will have achieved compliance with this Rule. There can be no assurance that the Company will be able to achieve compliance with this Rule. If the Company is unable to regain compliance with this Rule by February 10, 2003, its common stock will be delisted. This 180-day period relates exclusively to price deficiency. The Company may be delisted sooner for failure to maintain compliance with the MVPHS, as noted in the preceding paragraph.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      The following documents are filed as exhibits to this Report:

      99.1      A certification of the Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                Section 1350.

      99.2      A certification of the Principal Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

   b. Reports on Form 8-K


       (i) Current reports on Form 8-K and FOrm 8-K/A were filed with the Securities and Exchange Commission on May 29, 2002 and June 4, 2002, respectively. The reports contained information about changes in the Company's certifying accountants.

      (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on June 13, 2002. The report contained information about the Company's restructuring and reduction in its Newark, NY workforce, the departure of the Chief Executive Officer and Chief Financial Officer, and the appointment of new officers.

     (iii) A current report on Form 8-K was filed with the Securities and Exchange Commission on June 28, 2002. The report contained information about the sale of assets of the Company's Mexican manufacturing facility in Reynosa, Mexico and about Amendment No. 9 to the Company's Loan and Security Agreement.

      (iv) A current report on Form 8-K was filed with the Securities and Exchange Commission on August 12, 2002. The report contained information about the engagement of new independent accountants.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August 19, 2002                     /s/W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                 Chairman and Acting Chief Executive Officer





Dated: August 19, 2002                   /s/Kevin J. Monacelli
                                   ------------------------------
                                          Kevin J. Monacelli
                                          Controller
                                          (Chief Accounting Officer)