Form 10-Q/A
period 2002-06-28
IEC ELECTRONICS CORP
filed 2002-08-23
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                Amendment No. 1

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

                                     Rider

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2002 is being made for the purpose of amending and restating in its entirety the Consolidated Statements of Cash Flows for the Nine Months ended June 28, 2002 and June 29, 2001 to reflect an increase in net cash provided by operating activities by $419,000 and an increase in net cash used in investing activities by $419,000 for the nine months ended June 28, 2002. In addition, the Liquidity and Capital resources section of Management's Discussion and Analysis of FInancial Condition and Results of Operations has been revised to reflect such changes. The rest of the Quarterly Report on FOrm 10-Q, as filed, remains unchanged.

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



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001
                                 (in thousands)

                                                       9 MONTHS       9 MONTHS
                                                         ENDED          ENDED
                                                        JUNE 28,      JUNE 29,
                                                          2002           2001
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(12,860)     $  (5,692)
 Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Loss from discontinued operations                        3,169          5,592
  Loss on sale of discontinued operations                  4,527          1,400
  Depreciation and amortization                            1,223          3,130
  Loss (gain) on sale of fixed assets                         45            (20)
  Goodwill amortization                                        -            264
  Common stock issued under Directors Stock Plan               -             51
  Asset impairment writedown                                 900
  Changes in operating assets and liabilities:
 (Increase) decrease
     Accounts receivable                                   5,643         (4,026)
     Inventories                                           2,185          5,811
     Other current assets                                     29           (309)
  Increase (decrease)
     Accounts payable                                      2,436          2,974
     Accrued payroll and related expenses                   (587)           121
     Accrued income taxes                                      -              -
     Accrued insurance                                        84            (46)
     Accrued restructuring charges                             -              -
     Other accrued expenses                                 (138)           249
                                                         -------        --------
   Net cash provided by operating activities               6,656          9,499
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (190)        (2,847)
 Proceeds from sale of equipment                              28             20
 Payments related to building/equipment restructuring          -            (40)
 Proceeds from sale of discontinued operations               315              -
                                                         --------       --------
   Net cash provided by (used in) investing activities       153         (2,867)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in drafts payable                  (419)           100
 (Repayments) borrowings under line of credit agreements  (5,771)         7,111
 Principal payments on long-term debt                     (1,579)        (1,579)
                                                         --------      ---------
   Net cash (used in) provided by financing activities    (7,769)         5,632
                                                         --------      ---------

 Cash from (used in) discontinued operations                 984        (12,254)
                                                         --------      ---------

 Net increase in cash and cash equivalents                    24             10
 Effect of exchange rate changes                             (24)           (10)
 Cash and cash equivalents at beginning of period              -              -
                                                         --------      ---------
 Cash and cash equivalents at end of period             $      -       $      -
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

As reflected in the Consolidated Statements of Cash Flows for the nine months ending June 28, 2002, net cash was provided by: operating activities ($6.7 million), discontinued operations ($1.0 million) and sale of discontinued operations ($315,000). Net cash was used to pay down bank debt ($7.8 million) and purchase equipment ($190,000). Depreciation for the nine month period ending June 28, 2002 was $1.2 million, as compared to $3.1 million for the comparable period of the prior fiscal year. This decrease is primarily attributable to fewer purchases of property, plant and equipment the last three years and a $3.0 million writedown of impaired property, plant and equipment taken in the 4th quarter of last year. The overall decrease in sales caused by the slowdown in the Electronic Manufacturing Services industry has resulted in accounts receivable collections, including those of inventory sold back to customers, outpacing new billings by $5.6 million. The lower sales volume has also resulted in reducing inventory levels by $2.2 million since inventory is not being replaced as existing orders are being filled or inventory is being sold back to customers. An additional $2.4 million of cash flow was generated from an increase in accounts payable.

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

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: August 23, 2002                     /s/W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                 Chairman and Acting Chief Executive Officer





Dated: August 23, 2002                   /s/Kevin J. Monacelli
                                   ------------------------------
                                          Kevin J. Monacelli
                                          Controller
                                          (Chief Accounting Officer)