Form 10-K
period 2002-09-30
IEC ELECTRONICS CORP
filed 2003-01-14
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 2002 or
                                 ------------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $469,651 as of January 9, 2003, based upon the closing price of the registrant's common stock on the Over The Counter Bulletin Board on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

     As of January 9, 2003, there were outstanding 7,691,503 shares of Common Stock.

Documents incorporated by reference:

     Portions of IEC Electronics Corp.'s Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 2003 are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                     PART I

                                                                            PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................    12
Item 3:  Legal Proceedings............................................    12
Item 4:  Submission of Matters to a Vote of Security Holders..........    12
         Executive Officers of Registrant.............................    12


                                     PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    13
Item 6:  Selected Consolidated Financial Data.........................    14
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    15
Item 7A: Quantitative and qualitative disclosures about market risk...    21
Item 8:  Financial Statements and Supplementary Data..................    21
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    21


                                    PART III


Item 10: Directors and Executive Officers of the Registrant...........    21
Item 11: Executive Compensation.......................................    21
Item 12: Security Ownership of Certain Beneficial Owners and
          Management..................................................    21
Item 13: Certain Relationships and Related Transactions...............    22
Item 14: Controls and Procedures......................................    22

                                    PART IV


Item 15: Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................    22

                                     PART I



ITEM 1.  BUSINESS
-----------------

     IEC Electronics Corp. ("IEC", "We", "Our") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. IEC is a significant provider of high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing computer controlled manufacturing and test machinery and equipment, We provide manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, IEC offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

     IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, IEC acquired an EMS provider in Edinburg, Texas which it renamed IEC Electronics-Edinburg, Texas Inc. ("Texas"). In November 1994, IEC acquired an EMS provider in Arab, Alabama, which it renamed IEC Arab, Alabama Inc. ("Alabama"). In August 1998, IEC through an Irish subsidiary, IEC Electronics - Ireland Limited, ("Longford"), acquired certain assets of an EMS provider located in Longford, Ireland. In February 2001, IEC acquired IEC Electronicos de Mexico, located in Reynosa, Mexico ("Mexico").

     In October 1998, IEC closed its Alabama facility. The facility's customers were transferred to IEC's other facilities, the equipment was moved to IEC's other locations, and certain portions of the real estate were leased until October 2002, when the real estate was sold for the sum of $600,000.

     In December 1998, IEC entered into a Shelter Services Agreement with a Texas Limited Partnership and its Mexican corporate subsidiary which leased 50,000 square feet in a newly constructed industrial park in Reynosa, Mexico. This Maquiladora facility thereafter commenced manufacturing printed circuit board assemblies and wire harnesses, and began shipping in April 1999 as IEC Electronicos de Mexico.

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, Texas and Alabama until January 26, 2000 when each of Texas and Alabama merged into IEC; Longford from August 31, 1998, until
September 4, 2001, when it was merged into IEC; and Mexico from February 2001, (collectively, "IEC"). In December 1999, IEC closed its under utilized Longford operations and transferred some of the customers served there to its other operations in New York and Texas. All significant intercompany transactions and accounts have been eliminated.

     Effective February 1, 2001, IEC terminated the Shelter Services Agreement and exercised its option to acquire the Mexican subsidiary of the Texas Limited Partnership for one U.S. dollar ($1.00). On March 28, 2001, the subsidiary, wholly owned by IEC, executed a new five-year lease agreement with a five-year renewal option combining the original 50,000 square feet with an additional 62,000 square feet at the Reynosa facility. Effective May 1, 2001, the Mexican subsidiary, IEC Electronicos de Mexico, S. De R.L. De C.V. occupied the entire 112,000 square foot facility.

     In April 2001, the Texas and Mexico business operations were consolidated.

     On June 18, 2002, IEC signed an Asset Purchase Agreement to sell substantially all of the assets of Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of IEC during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. As of September 30, 2002, no Earn-out amounts have been accrued or received. In addition, EPI will pay to IEC commissions based on the net selling price of products shipped to certain former customers of IEC during various time periods between June 18, 2002 and March 31, 2003. No such commissions have been earned as of September 30, 2002. Under the terms of a related agreement, IEC and Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. IEC recorded an after-tax loss on the sale of the business of approximately $3.1 million. The reserve balance at September 30, 2002 was $421,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect Mexico as a discontinued operation.

     In June 2002, IEC's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. At this time, IEC's President, Chief Executive Officer and a director of the Company and its Chief Financial officer and Treasurer also resigned their positions with IEC. Each elected not to continue in the management of a restructured and downsized company.

     In connection with this restructuring, IEC recorded a $448,000 charge to earnings during fiscal 2002 relating primarily to severance. As of September 30, 2002, a reserve balance of approximately $215,000 still remained. It is anticipated that all remaining charges against the accrual will be made by October 2003.

     In July 2002, IEC closed its manufacturing operations in Texas and the facility has been listed for sale since that time.

     IEC has achieved world-class ISO 9001 certification at its Newark, New York plant. In fiscal 2002, IEC also became an FDA registered contract manufacturer of medical devices. These certifications are international quality assurance standards that most OEMs consider crucial in qualifying their EMS providers.

     IEC's New York facility is self-certified to previously recognized British Approvals Board for Telecommunications standards, allowing it to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market.

     During 1998, IEC opened a state-of-the-art 10,000 square foot Technology Center at its Newark, New York manufacturing facility. During 2000, the Technology Center added pilot build to its services, which also include prototype assembly and the Advanced Materials Technology Laboratory. Design Engineering services are also provided at the Newark, New York facility.

     IEC's executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742, its internet address is www.iec-electronics.com.


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

     Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on areas of their greatest expertise such as research, product design and development and marketing. In addition, EMS allows OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider EMS providers an integral part of their business and manufacturing strategy. Accordingly, the EMS industry experienced significant growth through mid-2000. The downturn of the telecommunications industry, and economic conditions in the United States as a result of September 11, 2001 caused a slowdown in the EMS industry, but the current long term forecast is for growth to resume in late 2003, as OEMs have established long-term working arrangements with EMS providers such as IEC.

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

     IEC continually evaluates emerging technology and maintains a technology road map to ensure relevant processes are available to its customers when commercial and design factors so indicate. The current generation of interconnection technologies include chip scale packaging and ball grid array
(BGA) assembly techniques. IEC has placed millions of plastic BGA's since 1994 and added Ceramic BGA placement for networking customers to its service offerings in fiscal 2001. Future advances will be directed by IEC's Technology Center which combines Prototype and Pilot Build Services with the capabilities of the Advanced Materials Technology Laboratory, and is supported by the Design Engineering Group.

     IEC is well positioned to utilize its very experienced workforce with technical expertise. Our emphasis is on building the most challenging complete systems with current work for Motorola, Lucent OPENet and Teradyne as examples.


IEC's Strategy

     IEC's strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs in the electronics industry. These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, we offer our customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.

     As part of our strategy, we recognize the need to offer advanced manufacturing technologies to our customers. We have also successfully pursued high-mix, small lot and complete system assemblies which are difficult and require very close management.


Assembly Process

     IEC generally enters into formal agreements with its significant customers. These agreements generally provide for fixed prices for one year, absent any customer changes which impact cost of labor or material, and rolling forecasts of customer requirements. After establishing an OEM relationship, IEC offers its consultation services with respect to the manufacturability and testability of the product design. IEC often recommends design changes to reduce manufacturing costs and to improve the quality of the finished assemblies, and in some instances will produce original designs to the customer's specifications.

     Upon receipt, a customer's order is entered into IEC's computer system by customer service personnel and is reviewed by all departments. The Production Control Department generates a detailed manufacturing schedule. Bills of material and approved vendor lists are reviewed by the Engineering Department, which creates a detailed process to direct the flow of product through the plant. The Material Control Department utilizes a material requirement planning
(MRP) program to generate the requisitions used by the Purchasing Department to procure all material and components from approved vendors in the quantities and at the time required by the production schedule.

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

     IEC assigns a program manager to each customer. The program manager maintains regular contact with the customer to assure timely and complete flow of information between the customer and IEC. Many products manufactured by IEC are in the early stages of their product cycle and therefore undergo numerous engineering changes. In addition, production quantities and schedules of certain products must be varied to respond to changes in customers' marketing opportunities. We assess the impact of such changes on the production process and take the appropriate action, such as restructuring bills of material, expediting procurement of new components and adjusting its manufacturing and testing plans. IEC believes that its ability to provide flexible and rapid response to customer needs in high change environment is critical to its success.


Products and Services

     IEC manufactures a wide range of assemblies which are incorporated into many different products. IEC provides electronic manufacturing services primarily for broadband telecommunications equipment; measuring devices; medical instrumentation; imaging equipment and diagnostic test equipment. During the fiscal year ended September 30, 2002 IEC provided electronics manufacturing services to approximately 25 different customers, including Motorola ("Motorola"), Teradyne Diagnostic Solutions UK ("Teradyne Diagnostic"), Teradyne Test Division ("Teradyne Test"), and General Electric Transportation ("GE"). IEC provides its services to multiple divisions and product lines of many of its customers and typically manufactures for a number of each customer's successive product generations. In most cases, IEC is the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.


Materials Management

     In fiscal 2002, 2001, and 2000, turnkey contracts, under which IEC provided materials in addition to a value-added labor component, represented 92 percent, 96 percent and 96 percent of sales, respectively. Materials and the associated material handling expense often represent a very substantial portion of the total manufacturing cost of turnkey products. IEC generally procures material only to meet specific contract requirements. In addition, IEC's agreements with its significant customers generally provide for cancellation charges equal to the costs which are incurred by IEC as a result of a customer's cancellation of contracted quantities. IEC's internal systems provide effective controls for all materials, whether purchased by IEC or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

     Materials and components used in EMS, whether supplied by the OEM or by IEC, are available generally from a number of suppliers at negotiated prices which are firm for the life of the purchase order. However, at various times in the electronics industry there have been industry-wide shortages of components which have temporarily delayed IEC's manufacture and shipment of products. Our business is not dependent upon any one supplier.


Suppliers

     We have Master Distribution Programs in place with Arrow Electronics and Pioneer-Standard Electronics. These alliances have the benefit of reducing lead time on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during periods of component allocation, providing better payment terms, reducing overhead cost and providing access to global resources.

Marketing and Sales

     For most of 2002, IEC has successfully maintained and grown sales through increases in services to existing customers. However, the real and perceived financial threats to IEC have precluded the efforts to engage with new customers. With the attainment of a new credit facility, we expect to pursue new business through the efforts of our long term exclusive relationship with a manufacturers' representative in New England and through the careful selection of new representatives in the Mid-Atlantic and Mid-Western regions. In addition to our sales and marketing staff, our executives are closely involved with marketing efforts. IEC conducts market research to identify industries and to target companies where the opportunity exists to provide electronic manufacturing services across a number of product lines and product generations.

     Our sales effort is supported by advertising in trade media, sales literature, internet website, video presentations, participation in trade shows and direct mail promotions. Inquiries resulting from these advertising and public relations activities are assigned to the representative covering the customer's location. In addition, referrals by existing customers are an important source of new opportunities. Our objective is to sell complex, high-mix, full systems to regional customers who require both our technical expertise and our ability to execute in a dynamic engineering change environment. These customers can be found in many diverse industries including telecom, medical, transportation, defense, avionics and others.


Backlog

     IEC's backlog as of September 30, 2002 and September 30, 2001 was approximately $8.5 million and $11.6 million, respectively. At December 31, 2002, the backlog was $17.5 million, and the book-to-bill ratio (newly signed purchase orders/sales) for the first quarter of fiscal 2003 improved to 1.96 from 1.55 for the fourth quarter of fiscal 2002. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially all of the current backlog is expected to be shipped within IEC's current fiscal year. Variations in the magnitude and duration of contracts received by us and customer delivery requirements may result in substantial fluctuations in backlog from period to period. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.


Governmental Regulation

     Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that our business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the work place and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to IEC. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for us.


Employees

     IEC's employees numbered approximately 190 at January 8, 2003, including 33 employees engaged in engineering, 109 in manufacturing and 48 in administrative and marketing functions. None of IEC's employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.


Patents and Trademarks

     IEC holds patents unrelated to electronics manufacturing services and also employs various registered trademarks. IEC does not believe that either patent or trademark protection is material to the operation of its business.


Safe Harbor for Forward-looking Statements under Securities Litigation Reform Act of 1995: Certain risk factors

     From time to time, IEC or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by IEC with the Securities and Exchange Commission. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act). IEC wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the Safe Harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward looking statements.


     Stockholders should be aware that while IEC does, from time to time, communicate with securities analysts, it is against our policy to disclose to such analysts any material non-public information or other confidential information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of such statement or report. Accordingly, to the extent that reports issued by a securities analyst contain any projections, forecasts, or opinions, such reports are not the responsibility of IEC.

     The risks included here are not exhaustive. Furthermore, reference is also made to other sections of this report which include additional factors which could adversely impact IEC's business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on IEC's business or the extent to which any factor, or a combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.


General Economic Conditions

     IEC is exposed to general economic conditions which could have a material adverse impact on its business, operating results and financial condition. As a result of continued unfavorable economic conditions, sales have declined in fiscal 2002 compared to fiscal 2001. In particular, sales to OEMs in the telecommunications, workstation and server equipment manufacturing industry worldwide were impacted during fiscal 2002. If the economic conditions in the United States worsen either as the result of a protracted recession, in consequence of the after effects of the events of September 11, 2001 or as the result of a pending war, IEC may experience a material adverse impact on its business, operating results and financial condition.


Financing Arrangements

     As of September 30, 2001, IEC was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, IEC's banks waived the non-compliance, amended certain covenants to allow IEC more flexibility and changed the expiration date of the credit agreement to February 15, 2002 from January 31, 2003. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002, April 8, 2002, June 20, 2002, October 1, 2002, November 12, 2002 and January 1, 2003 which, among other things, continued to extend the expiration date of the credit agreement. As a result of the January 1, 2003 amendment, the expiration date of the credit agreement was January 17, 2003.

     As last amended, the credit agreement provided for a revolving credit facility component of $1.0 million. Amounts borrowed were limited to 85% of qualified accounts receivable. The interest rate on the revolving credit facility was increased at the time of the various amendments and on September 30, 2002 was prime rate plus 3.50%. On January 14, 2003 it was prime rate plus 6.00%.

     The second component of the credit facility consisted of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased at the time of the various amendments and at September 30, 2002 was prime rate plus 4.00%. On January 14, 2003 it was prime rate plus 6.00%.

     At September 30, 2002, $3.6 million was outstanding, consisting of $1.1 million and $2.5 million relating to the revolving credit facility and term loan, respectively, with an additional $403,000 available under the revolving credit facility. At January 6, 2003, the availability under the revolver was $0, and $611,000 was outstanding on the revolver and $1.1 million was outstanding on the term loan.

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 6%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinberg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The SunTrust Term Loan is secured by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. These funds were used to repay all but $100,000 of the prior indebtedness to HSBC USA as agent for itself and GE Capital Corporation (the "Prior Lenders"). The Prior Lenders retain a subordinated interest in substantially all of IEC's assets.

     The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among other, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing IEC entered into agreement with certain of its trade creditors providing for extended payment terms on past due balances.


Customer Concentration; Dependence On the Electronics Industry

     A small number of customers are currently responsible for a significant portion of our net sales. During fiscal 2002, 2001, and 2000, IEC's five largest customers accounted for 81%, 72% and 81% of consolidated net sales, respectively. During fiscal 2002, Motorola and Teradyne accounted for 44% and 23%, respectively, of consolidated net sales. IEC is dependent upon continued revenues from its other large customers. The percentage of IEC's sales to its major customers may fluctuate from period to period. Significant reductions in sales to any of these customers could have a material adverse effect on our results of operations. IEC has no firm long-term volume purchase commitments from our customers, and over the past few years has experienced reduced lead-times in customer orders. In addition, customer contracts can be canceled and volume levels can be changed or delayed. The timely replacement of canceled, delayed or reduced contracts with new business cannot be assured. These risks are increased because a majority of IEC's sales are to customers in the electronics industry, which is subject to rapid technological change and product obsolescence. The factors affecting the electronics industry, in general, or any of our major customers in particular, could have a material adverse effect on IEC's results of operations.


Revenue Fluctuations

     IEC's revenues have fluctuated over the past five fiscal years. Net sales were $163.9 million in fiscal 1998, $122.6 million in fiscal 1999, $146.4 million in fiscal 2000, $114.8 million in fiscal 2001, and $39.4 million in fiscal 2002. Although IEC is seeking to broaden its portfolio of customers there can be no assurance that its revenues will increase. Should we increase our expenditures in anticipation of a future level of sales which does not materialize, our profitability would be adversely affected. On occasion, customers may require increased volume or rapid increases in production which can place an excessive burden on our resources.

Potential Fluctuations in Operating Results

     IEC's margins and operating results are affected by a number of factors, including product mix, additional costs associated with new projects, price erosion within the electronics industry, capacity utilization, price competition, the degree of automation that can be used in the assembly process, the efficiencies that can be achieved by us in managing inventories and fixed assets, the timing of orders from major customers, fluctuations in demand for customer products, the timing of expenditures in anticipation of increased sales, customer product delivery requirements, and increased costs and shortages of components or labor. IEC's results are also affected by its costs and fees associated with its financing. IEC's turnkey manufacturing, which typically results in higher net sales and gross profits but lower gross profit margins than consignment assembly and testing services, represents a substantial percentage of net sales. All of these factors can cause fluctuations in our operating results over time. Because of these factors, there can be no assurance that our margins or results of operations will not fluctuate or decrease in the future.


Competition

     As a result of IEC's new focus on a target market consisting of complex, high-mix, high unit price, full systems build, we believe that IEC is competitive with contract electronics manufacturers ("CEMs") of our size in our region. There is a reluctance for customers with $1 million to $5 million annual purchases to engage with very large CEMs.


Availability of Components

     Substantially all of IEC's net sales are derived from turnkey manufacturing in which we provide both materials procurement and assembly services. IEC is well positioned with supplier relationships and material procurement expertise to acquire needed materials. However, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond our control and could adversely affect revenue levels and operating efficiencies.


Market Price of Common Stock

     The fluctuations in IEC's operating results as well as general market conditions have affected the price of our Common Stock. On January 9, 2003, the closing price of the Company's Common Stock on The Over the Counter Bulletin Board ("OTCBB") was $0.09 per share.


Environmental Compliance

     IEC is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by IEC to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material adverse effect on our business. In addition, such regulations could restrict IEC's ability to expand its facilities or could require us to acquire costly equipment or to incur other expenses to comply with environmental regulations.

Dependence on Key Personnel and Skilled Employees

     IEC's results depend to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on IEC. IEC's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect our operations.

ITEM 2.  PROPERTIES
-------------------

     IEC's administrative and manufacturing facility is located in Newark, New York and contains an aggregate of approximately 300,000 square feet. The IEC Edinburg, Texas facility consists of approximately 87,000 square feet. The facility is unused, and is currently being marketed for sale. IEC's Arab, Alabama facility which consists of approximately 106,500 square feet, was sold during October 2002.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Except as set forth below, there are no material legal proceedings pending to which IEC or any of its subsidiaries is a party or to which any of IEC's or subsidiaries' property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

     On August 12, 2002, an action was commenced in United States District Court for the Southern Division of Texas (Civil Action No. M-02-358) against IEC and several other corporate defendants. The plaintiffs (Armando Gonzalez and Maria Sylvia Gonzalez, husband and wife, as Next Friends of Adrian Gonzalez, a Minor, et al.) allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by the defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys fees. An answer has been filed denying liability on the part of the Company. Discovery has not begun and no trial date has been set. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 2002, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  IEC's executive officers as of September 30, 2002, were as follows:

      Name                  Age           Position

W. Barry Gilbert            56          Chairman of the Board, Director and
                                        Acting Chief Executive Officer

Bill R. Anderson            57          Vice President and
                                        Chief Operating Officer

Kevin J. Monacelli          48          Controller and Principal Financial and
                                        Accounting Officer


     W. Barry Gilbert has served as acting Chief Executive Officer since June 2002. He has been a director of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the William E. Simon Graduate School of Business Administration of the University of Rochester. From 1991-1999, Mr. Gilbert was President of the Thermal Management Group of Bowthorpe Plc. of Crawley, West Sussex, England. Prior to that, he was corporate Vice President and President, Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation.

     Bill R. Anderson has served as Chief Operating Officer since June 2002. From September 2001 to June 2002, he was Vice President and General Manager, Newark Operations and from March 2001 to September 2001, he was Vice President, Supply Chain Management and Materials. He held the positions of Vice President of Materials and of Executive Vice President and General Manager at IEC from 1995-1998. In 1998, he left IEC and became Vice President of North American Operations for SMT Centre (SMTC), Toronto, Canada, an EMS provider. From there, he accepted the position of Vice President of Materials and Supply Chain Management at MCMS, Inc., also an EMS provider, a position he held until March 2001, when he rejoined IEC.

     Kevin J. Monacelli joined IEC on May 31, 2000 as Director of Corporate Finance and was appointed Company Controller on November 30, 2000. He has served as Principal Financial and Accounting Officer since June 2002. He previously worked for 22 years in finance at Alling and Cory/xpedx, serving as its Controller the last 17 years. Prior to that, Mr. Monacelli was employed at Deloitte and Touche in Rochester, NY.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

      (a)  Market Information.

     IEC's Common Stock began trading on The Over the Counter Bulletin Board under the symbol IECE.OB on December 3, 2002. Prior to that, IEC's Common Stock was traded on the Nasdaq Stock Market.

     The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market.

                                              Closing Sales Price
      Period                                   High        Low
October 1, 2000 - December 31, 2000            $ 2.063     $ 0.531
January 1, 2001 - March 31, 2001               $ 2.000     $ 0.656
April 1, 2001   - June 30, 2001                $ 1.440     $ 1.063
July 1, 2001    - September 30, 2001           $ 1.200     $ 0.520
October 1, 2001 - December 31, 2001            $ 0.850     $ 0.400
January 1, 2002 - March 31, 2002               $ 0.680     $ 0.360
April 1,2002    - June 30, 2002                $ 0.570     $ 0.110
July 1, 2002    - September 30, 2002           $ 0.160     $ 0.070



     The closing price of IEC's Common Stock on The Over Counter Bulletin Board on January 9, 2003, was $0.09 per share.

      (b)  Holders.

     As of January 9, 2003, there were approximately 138 holders of record of IEC's Common Stock.

      (c)  Dividends.

     IEC has never paid dividends on its Common Stock. It is the current policy of the Board of Directors of IEC to retain earnings for use in the business of the Company. Certain financial covenants set forth in IEC's current loan agreement prohibit IEC from paying cash dividends. We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     The  following  table  sets  forth  information   concerning  IEC's  equity
compensation plans as of September 30, 2002.

  Plan Category                 Number of securities        Weighted-average         Number of securities
                                  to be issued upon         exercise price of       remaining available for
                                     exercise of          outstanding options,       future issuance under
                                 outstanding options,     warranties and rights       equity compensation
                                 warrants and rights                                   plans (excluding
                                                                                      securities reflected in
                                                                                          column (a))
                                         (a)                       (b)                        (c)
 Equity compensation plans
 approved by security holders           870,850                   $2.27                    1,171,250

 Equity compensation plans not
 approved by security holders             -                         NA                          -


 Total                                  870,850                   $2.27                    1,171,250


Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-----------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                            Years Ended September 30,
                             2002      2001      2000      1999      1998(1)
                             --------------------------------------------------
Income statement data

Net sales                    $ 39,365  $114,771  $146,359   $122,593  $163,886
                             --------------------------------------------------

Gross profit (loss)          $  2,297  $  2,942  $ 10,339   $ (4,888) $  4,443
                             --------------------------------------------------

Operating (loss) income      $ (3,026) $(16,208) $  2,019   $(19,172) $(12,420)
                             --------------------------------------------------

(Loss) income from
  continuing operations      $ (3,771) $(17,439) $  2,411   $(18,005) $ (9,597)
                             --------------------------------------------------
(Loss) income from
  discontinued operations    $ (7,208) $(11,833) $(10,442)  $ (2,560) $  3,437
                             --------------------------------------------------

Net loss                     $(10,979) $(29,272) $ (8,031)  $(20,565) $ (6,160)
                             --------------------------------------------------

(Loss) income from continuing operations per common and common equivalent share:
    Basic and Diluted        $  (0.49) $  (2.28)   $ 0.32   $ (2.38) $ (1.27)
                            ---------------------------------------------------
(Loss) income from discontinued operations per common and common equivalent share:
    Basic and Diluted        $  (0.94) $  (1.55)   $(1.38)  $ (0.34) $  0.46
                            ---------------------------------------------------
Net loss per common and common equivalent share:
    Basic and Diluted        $  (1.43) $  (3.83)   $(1.06)  $ (2.72) $ (0.82)
                            ---------------------------------------------------

Common and common
equivalent shares
    Basic and Diluted          7,692      7,651     7,590     7,563    7,542
                              -------------------------------------------------

Balance sheet data
------------------
Working (deficiency) capital  $(3,572)   $ 1,163(2) $30,860   $33,424  $31,764
                              -------------------------------------------------

Total assets                  $15,065    $38,127   $89,561   $93,919  $98,665
                              -------------------------------------------------

Long-term debt, less current
 maturities                   $ 1,268     $   -    $15,266   $16,547  $ 7,138
                              -------------------------------------------------


Shareholders' equity          $799       $11,809   $41,008   $ 48,845 $69,568
                              -------------------------------------------------

     (1) The results of operations and financial position as of and for the year ended September 30, 1998, include the operations of IEC Electronics - Ireland Limited, as of the acquisition date, August 31, 1998, through September 4, 2001.

     (2) All debt is recorded as current for reporting purposes.

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

Overview
--------

     IEC had a challenging year in fiscal 2002 as it continued its downsizing and restructuring in an effort to return to profitability with a continuing focus on telecommunications and industrial customers. During 2002, these segments of the economy contracted dramatically and IEC suffered significant order reductions from its customers. IEC was also adversely impacted by our limited ability to finance growth. IEC took a number of important steps in 2002, including a continued emphasis on business development from new and existing customers and completing a restructuring which resulted in the elimination of its Texas and Mexico business operations, while significantly reducing its overhead structure to match lower revenues.

Analysis of Operations
----------------------
      Sales
      -----
     (dollars in millions)

                                                       %                %
     For Year Ended September 30,     2002     2001   Change    2000    Change
                                      ----     ----   ------    ----    ------

     Net sales                       $39.4    $114.8  (66)%    $146.4    (22)%

     The 66% decrease in fiscal 2002 net sales compared to fiscal 2001 was primarily due to the continued decline in demand from existing customers, the loss of four major customers and the overall economic slowdown in the electronics manufacturing services industry.

     The 22% decrease in fiscal 2001 net sales compared to fiscal year 2000 was primarily due to the loss of one major customer and the significant downturn in the telecommunications and industrial sectors of the U.S. economy.

     Subsequent to September 30, 2002, the book-to-bill ratio has improved and was at 1.96 for the first quarter of fiscal 2003, compared to 1.55 for the fourth quarter of fiscal 2002. IEC's percentage of turnkey sales has remained steady. Such sales represented 92% ,96% and 96% of net sales in fiscal 2002, 2001 and 2000, respectively.


     Gross Profit and Selling and Administrative Expenses
     ----------------------------------------------------
     (as a % of Net Sales)


      For Year Ended September 30,           2002        2001        2000
                                             ----        ----        ----

      Gross profit                           5.8%       2.6%         7.1%

      Selling and administrative expenses   10.7%       6.1%         6.4%

     Gross profit as a percentage of sales was 5.8% in fiscal 2002 as compared to 2.6% in fiscal 2001. The increase of more than 3 percentage points was primarily attributable to the sale of fully reserved inventory to Acterna Corporation for $1.1 million as part of an out of court settlement. In addition, the 2001 amount was considerably lower due to the charge against inventory and receivables as described below. Offsetting this increase was a reduction due to fixed manufacturing overhead costs being absorbed by a significantly lower sales volume.

     Gross profit as a percentage of sales was 2.6% in fiscal 2001 as compared to 7.1% in fiscal 2000. This decrease was a result of a combination of factors. IEC experienced lower overhead absorption due to underutilized capacity from lower sales volume, change of customer mix, and greater customer product complexity with requests for design changes which caused manufacturing production interruptions, restarts and increased set-up expenses, creating excess production downtime. A significant factor was a charge against inventory and receivables recorded on January 11, 2002, included in the financial statements as of September 30, 2001, to reflect litigation contingencies. Were it not for that charge, the fiscal 2001 gross profit percentage would have been 5.0%. During fiscal 2001, IEC significantly reduced its overhead structure in an effort to match lower revenues. On an annualized basis, $8.0 million was removed. As a result, the breakeven level of business was almost half of the level in effect in fiscal 2000.

     Selling and administrative expenses as a percentage of sales increased to 10.7% in fiscal 2002 compared to 6.1% in fiscal 2001 as certain costs remained fixed with a significantly lower sales volume.

     Selling and administrative expenses as a percentage of sales in fiscal 2001 decreased slightly to 6.1% compared to 6.4% in fiscal 2000. This minimal change during a year when revenue decreased 22% was primarily a result of concentrated efforts to better match overhead expenses with the revenue stream.

     Other Income and Expense
     ------------------------
     (dollars in millions)


      For Year Ended September 30,        2002        2001        2000
                                          ----        ----        ----

      Interest and financing expense      $0.9        $1.3        $1.6

      Other income                        $0.2        $ -         $2.0


     Interest and financing expense decreased $0.4 million to $0.9 million in fiscal 2002 from $1.3 million in fiscal 2001, due to a decrease in the weighted average debt balance of $7.6 million and a weighted average rate decrease of 2.8%, offset by additional bank financing charges of approximately $580,000.

     Interest and financing expense decreased $0.3 to $1.3 million in fiscal 2001 from $1.6 million in fiscal 2000 due to lower interest rates throughout the year.

     Other income of $0.2 million in fiscal 2002 is composed of interest income received from Acterna Corporation as part of an out of court settlement.

     Other income of $2.0 million in fiscal 2000 is composed of life insurance proceeds due to the death of the former Chief Executive Officer in December 1999.

      Income Taxes
      ------------
      (as a % of loss before income taxes)

      For Year Ended September 30,        2002        2001        2000
                                          ----        ----        ----

      Effective tax rate                   -%         (0.1)%        -%


     In fiscal 2001, IEC recorded an income tax benefit from the receipt of a prior year state refund in the amount of $95,000. IEC has recorded no benefit from U.S. income tax for fiscal years 2002, 2001 and 2000 as a result of net losses from fiscal 1998 through 2002, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

       Restructuring Charge (Benefit)
       -----------------------------
       (dollars in millions)

       For Year Ended September 30,        2002        2001        2000
                                           ----        ----        ----
                                           $0.2       $ -         $(1.0)


     In June 2002, IEC's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. At this time, IEC's President, Chief Executive Officer and a director of IEC and its Chief Financial officer and Treasurer also resigned their positions with IEC. Each elected not to continue in the management of a restructured and downsized company. In connection with this restructuring, IEC recorded a $448,000 charge to earnings in fiscal 2002 relating primarily to severance. Offsetting this charge was a $240,000 reduction in a reserve previously recorded for IEC's Arab, Alabama facility that was no longer needed due to the sale of the facility in October 2002.

     In fiscal 2000, $1.0 million of a previously recorded restructuring reserve related to the Longford facility was reversed when certain assets of the Longford facility were sold and the lease of the facility was assumed.

Asset Impairment Writedown
--------------------------

     In assessing and measuring the impairment of long-lived assets, IEC applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the long-lived asset or identifiable intangible being tested for impairment was acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset grouping in determining whether an impairment has occurred. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for impairment based on the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Additionally, where an impairment loss is recognized for long-lived assets and identifiable intangibles where goodwill has been allocated to the asset grouping, as described immediately above, the carrying amount of the allocated goodwill is impaired (eliminated) before reducing the carrying amounts of impaired long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     With respect to the carrying amounts of goodwill remaining after the testing for impairment of long-lived assets and identifiable intangibles, including enterprise level goodwill not subject to impairment testing under SFAS No. 121, IEC assesses such carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such goodwill may not be recoverable. IEC assesses the recoverability of this goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired business. The amount of goodwill impairment, if any, is measured based on projected discounted operating cash flows compared to the carrying value of such goodwill.

     During the fourth quarter of 2001, certain fixed assets and intangible assets were identified as impaired. As a result of the overall softening of the electronics manufacturing services industry and a change in IEC's business strategy, IEC did not believe that their future cash flows supported the carrying value of the long-lived assets and goodwill. The current market values were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The effect of this impairment  recognition  totaled  approximately  $12.6  million,  of which  $9.6 million represented a writeoff of goodwill and $3.0 million represented a writedown of property, plant and equipment.

     During August 1998, IEC initiated a plan to dispose of its Arab, Alabama facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $900,000 for fiscal 2002. The facility is recorded at its carrying value of $497,000 at September 30, 2002. The facility was sold in October 2002 for $600,000.

     During April 2001, IEC initiated a plan to dispose of its Edinburg, Texas facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $1.04 million for fiscal 2002 and was reflected in discontinued operations. The facility is recorded at its carrying value of $800,000 at September 30, 2002.


Discontinued Operations
-----------------------

     On  June  18,  2002,  IEC  signed  an  Asset  Purchase  Agreement  to  sell substantially all of the assets of Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of IEC during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. As of September 30, 2002, no Earn-out amounts have been accrued or received. In addition, EPI will pay to IEC commissions based on the net selling price of products shipped to certain former customers of IEC during various time periods between June 18, 2002 and March 31, 2003. No such commissions have been earned as of September 30, 2002. Under the terms of a related agreement, IEC and Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. During the third quarter of 2002, IEC recorded an after-tax loss on the sale of the business of approximately $4.5 million. During the fourth quarter of 2002, IEC reversed $1.3 million of this loss due to the refining of estimates as the disposal process continued to be completed. The after-tax loss on the sale of the business for 2002 was approximately $3.1 million. The reserve balance at September 30, 2002 was $421,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect Mexico as a discontinued operation.

Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statement of Cash Flows for 2002, $8.1 million of cash was provided by operating activities, $0.5 million was provided by investing activities and was mainly related to the sale of Mexico and $1.0 million was provided by discontinued operations. $9.5 million of this cash was used to pay down debt. During fiscal year 2002, total debt, including drafts payable, was reduced from $14.2 million to $4.0 million.

     As reflected in the Consolidated Statement of Cash Flows for 2001, of the $17.2 million of cash provided by operating activities, $3.2 million was used to fund investing activities, and $4.6 million was used to pay down bank debt, and $9.4 million was used in discontinued operations.

     Capital additions were $3.1 million in 2001 and $1.2 million in 2000. These expenditures were primarily used to upgrade the manufacturing capabilities of IEC.

     As of September 30, 2001, IEC was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, IEC's banks waived the non-compliance, amended certain covenants to allow IEC more flexibility and changed the expiration date of the credit agreement to February 15, 2002 from January 31, 2003. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002, April 8, 2002, June 20, 2002, October 1, 2002, November 12, 2002 and January 1, 2003 which, among other things, continued to extend the expiration date of the credit agreement. As a result of the January 1, 2003 amendment, the expiration date of the credit agreement was January 17, 2003.

     As last amended, the credit agreement provided for a revolving credit facility component of $1.0 million. Amounts borrowed were limited to 85% of qualified accounts receivable. The interest rate on the revolving credit facility was increased at the time of the various amendments and on September 30, 2002 was prime rate plus 3.50%. On January 14, 2003 it was prime rate plus 6.00%.

     The second component of the credit facility consisted of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased at the time of the various amendments and at September 30, 2002 was prime rate plus 4.00%. On January 14, 2003 it was prime rate plus 6.00%.

     At September 30, 2002, $3.6 million was outstanding, consisting of $1.1 million and $2.5 million relating to the revolving credit facility and term loan, respectively, with an additional $403,000 available under the revolving credit facility. At January 6, 2003, the availability under the revolver was $0, and $611,000 was outstanding on the revolver and $1.1 million was outstanding on the term loan.

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 6%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The SunTrust Term Loan is secured by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. These funds were used to repay all but $100,000 of the prior indebtedness to HSBC USA as agent for itself and GE Capital Corporation (the "Prior Lenders"). The Prior Lenders retain a subordinated interest in substantially all of IEC's assets.

     The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among other, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing IEC entered into agreement with certain of its trade creditors providing for extended payment terms on past due balances.

Application of Critical Accounting Policies
-------------------------------------------

     IEC's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for IEC include revenue recognition, impairment of marketing rights, accounting for legal contingencies and accounting for income taxes.

     IEC recognizes revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     IEC evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." IEC evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     IEC is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. IEC evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact IEC's financial position or its results of operations.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in IEC's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact IEC's financial position or its results of operations.


Impact of Inflation
-------------------

     The impact of inflation on IEC's operations for the last three years has been minimal due to the fact that it is able to adjust its bids to reflect any inflationary increases in cost.


New Pronouncements
------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of FAS No. 142 will be effective for fiscal years beginning after December 15, 2001; however, as IEC wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on IEC.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We adopted this standard on October 1, 2002. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of IEC.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"). FAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and was adopted by IEC, as required, on October 1, 2002. Management is currently determining what effect, if any, FAS No. 144 will have on IEC's financial position and results of operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for IEC beginning January 1, 2003. Management does not expect the adoption of SFAS No. 145 to have a material effect on the financial results of IEC.

     In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

     In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, "Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There have been no disagreements on accounting and financial disclosure matters.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 2003 and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 2003 and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 2003 and is incorporated in this report by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held February 26, 2003 and is incorporated in this report by reference thereto.


ITEM 14  CONTROLS AND PROCEDURES
--------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, IEC's principal executive officer and principal financial officer have concluded that IEC's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in IEC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  29
              Consolidated Balance Sheets as of
               September 30, 2002 and 2001..................................  30
              Consolidated Statements of Operations for the years
               ended  September 30, 2002, 2001 and 2000 ....................  31
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2002,
               2001 and 2000................................................  32
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2002, 2001 and 2000......................  33
              Notes to Consolidated Financial Statements....................  34
              Selected Quarterly Financial Data (unaudited)................   45

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

(3) Exhibits

Exhibit No.                     Title                                       Page

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2         Amended Bylaws of IEC Electronics Corp.                           46
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

3.7         Certificate of Amendment of Certificate of Incorporation of IEC
            Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
            Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for
            the Quarter ended March 27, 1998)
3.8         Certificate of Designations of the Series A Preferred Stock of
            IEC Electronics Corp. filed with the Secretary of State of the
            State of Delaware on June 3, 1998. (Incorporated by reference to
            Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30,  1998)
4.1         Specimen of Certificate for Common Stock. (Incorporated by
            reference to Exhibit 4.1 to the Company's Registration Statement
            on Form S-1, Registration No. 33-56498)
4.2         Rights Agreement dated as of June 2, 1998 between IEC Electronics
            Corp. and ChaseMellon Shareholder Services. LLC., as Rights
            Agents (Incorporated by reference to Exhibit 4.1 to the Company's
            Current Report on Form 8-K dated June 2, 1998)
10.1*       Form of Indemnity Agreement. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended July 2, 1993)
10.2*       IEC Electronics Corp. 1993 Stock Option Plan, as amended
            (Incorporated by reference to Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1998)
10.3*       Form of Incentive Stock Option Agreement (Incorporated by
            reference to Exhibit 4.2 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.4*       Form of Non-Statutory Stock Option Agreement (Incorporated by
            reference to Exhibit 4.3 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.5*       Form of Non-Employee Director Stock Option Agreement
            (Incorporated by reference to Exhibit 4.4 to the Company's
            Registration Statement on Form S-8, Registration No. 33-79360)
10.6*       IEC Electronics Corp. 2001 Stock Option and Incentive Plan        57
10.7        2001 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001).
10.8*       IEC Electronics Corp. Savings and Security Plan effective June 1,
            1997 (incorporated by reference to Exhibit 10.17 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1997).
10.9*       Amendment to IEC Electronics Corp. Savings and Security Plan
            effective June 1, 1998. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1998).
10.10*      IEC Electronics Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
            10-K for the year ended September 30, 1998).
10.11       Loan and Security Agreement dated as of December 28, 1999, among IEC
            ELECTRONICS CORP. and IEC ELECTRONICS-EDINBURG, TEXAS INC.
            (collectively, "Debtor") and HSBC BANK USA as agent ("Agent") and
            HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION
            ("GE Capital"), as Lenders (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

10.12 Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 amount IEC ELECTRONICS CORP. ("IEC) and IEC ELECTRONICS-EDINBURG, TEXAS INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL
            ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders
            (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000)
10.13 Amendment No. 2 dated as of December 1, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC.("IEC-Edinburg")(collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders. (Incorporated by reference to Exhibit 10.25 of the Company's
            Annual Report on Form 10-K for the year ended September 30,
            2000).
10.14 Amendment No. 3 dated as of April 24, 2001 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital"). (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).
10.15 Amendment No. 4 dated as of December 21, 2001 ("Amendment") to Loan and Security Agreement originally dated as of December 28, 1999 and originally among IEC Electronics Corp. ("IEC" or "Debtor") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") as Lenders. (Incorporated by reference to Exhibit 10.26 of the Company's
            Annual Report on Form 10-K for the year ended September 30,
            2001).
10.16 Amendment No. 5 dated as of February 15, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2002).
10.17 Amendment No. 6 dated as of February 28, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2002).
10.18 Amendment No. 7 dated as of March 15, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2002).
10.19 Amendment No. 8 dated as of April 8, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 9, 2002).
10.20* Retirement and Deferred Compensation Agreement dated September 30, 1999 between Russell E. Stingel and IEC Electronics Corp.(incor-porated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.21* Employment Agreement made as of August 11, 2000 between IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)
10.22* First Amendment dated as of October 23, 2001 and effective as of August 21, 2001 to Employment Agreement between IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit
            10.19 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).
10.23* Employment Agreement made as of November 1, 2000, effective as of June 5, 2000, between IEC Electronics Corp. and William Nabors. (Incorporated by reference to Exhibit 10.28 of the Company's
            Annual Report on Form 10-K for the year ended September 30,
            2000.)
10.24* First Amendment dated as of August 24, 2001 to Employment Agreement dated as of November 1, 2000 and effective as of June 5, 2000 between IEC Electronics Corp. and William Nabors. (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).

10.25* Employment Agreement between IEC Electronics Corp. and Bill R. Anderson dated as of March 29, 2001 (incorporated by reference to
            Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 30, 2001).
10.26* Form of Change-in-Control Agreement between IEC Electronics Corp. and each of its Vice Presidents, dated as of May 1, 1998. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.)
10.27* Change-in-Control Agreement dated as of June 6, 2001 between IEC Electronics Corp. and Randall C. Lainhart. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).
10.28*      Severance Agreement dated June 6, 2002 between IEC Electronics    74
            Corp. and Thomas W. Lovelock.
10.29*      Supplemental Severance Agreement dated December 6, 2002 between   76
            IEC Electronics Corp. and Thomas W. Lovelock.
10.30 Amendment Number 9 dated as of June 20, 2002 to Loan and Security 77 Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital"); Letter Modifications to Amendment Number 9 dated
            August 9, 2002, August 23, 2002, September 17, 2002 and September 24, 2002
10.31       Amendment Number 10 dated as of October 1, 2002 to Loan and       88
            Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")
10.32       Amendment Number 11 dated as of November 13, 2002 to Loan and     92
            Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")
10.33       Amendment Number 12 dated as of January 1, 2003 to Loan and 53    96
            Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")
10.34*      Amendment to IEC Electronics Corp. Savings and Security Plan     100
            effective April 1, 2002
16.1 Arthur Andersen LLP letter dated June 4, 2002 (incorporated by reference to the Company's Current Report on Form 8-K filed June 4,
            2002).
21.1        Subsidiaries of IEC Electronics Corp.                            101
23.1        Consent of Rotenberg & Co., LLP                                  102
99.1 Certification of Chief Executive Officer pursuant to Section 906 103 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Principal Financial Officer pursuant to Section 104 906 of the Sarbanes-Oxley Act of 2002

            *Management contract or compensatory plan or arrangement

            (b) Reports on Form 8-K

     (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on August 12, 2002. The report contained information about the engagement of new independent accountants.

     (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on September 6, 2002. The report contained information regarding the settlement of the Registrant's litigation with Acterna Corporation.

     (iii) A current report on Form 8-K was filed with the Securities and Exchange Commission on September 20, 2002. The report contained information regarding Registrant's failure to comply with certain NASDAQ Marketplace Rules.

     (iv) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 25, 2002. The report contained information regarding Amendment No. 10 to Registrant's Loan and Security Agreement.

     (v) A current report on Form 8-K was filed with the Securities and Exchange Commission on November 1, 2002. The report contained information regarding (x)Registrant's acceptance of term sheets involving a refinancing which would repay existing indebtedness to its lenders and (y) potential delisting of Registrant's securities by NASDAQ.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2003.


                          IEC Electronics Corp.


                        By:/s/ W. Barry Gilbert
                        -------------------------
                        W. Barry Gilbert
                        Acting Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                Title                          Date

/s/W. Barry Gilbert         Acting Chief Executive Officer and
----------------------      Chairman of the Board
(W. Barry Gilbert)                                              January 14, 2003


/s/Kevin Monacelli          Controller
-----------------           (Principal Financial
(Kevin Monacelli)           and Accounting Officer)
                                                                January 14, 2003


/s/David J. Beaubien       Director                             January 14, 2003
--------------------
(David J. Beaubien)



/s/Robert P. B. Kidd       Director                             January 14, 2003
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton         Director                             January 14, 2003
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                             January 14, 2003
-------------------
(Justin L. Vigdor)


/s/James C. Rowe           Director                             January 14, 2003
------------------
(James C. Rowe)


/s/Dermott O'Flanagan      Director                             January 14, 2003
---------------------
(Dermott O'Flanagan)

                                 CERTIFICATIONS


     I, W. Barry Gilbert, certify that:

     1. I have  reviewed  this  annual  report on Form  10-K of IEC  Electronics
Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003                             IEC Electronics Corp.




                                                  By: /s/ W. Barry Gilbert
                                                  ------------------------
                                                  W. Barry Gilbert
                                                  Acting Chief Executive Officer

                                 CERTIFICATIONS


     I, Kevin J. Monacelli, certify that:

     1. I have  reviewed  this  annual  report on Form  10-K of IEC  Electronics
Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003                               IEC Electronics Corp.



                                                 By: /s/ Kevin J. Monacelli
                                                 --------------------------
                                                 Kevin J. Monacelli
                                                 Controller &
                                                 Principal Financial Accounting
                                                 Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
IEC Electronics Corp.
Newark, New York


     We have audited the accompanying consolidated balance sheet of IEC Electronics Corp. (a Delaware corporation) and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, comprehensive loss and shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The financial statements for the years ended September 30, 2001 and 2000 were audited by other auditors who have ceased operations whose report dated November 16, 2001 (except with respect to the matter discussed in Notes 1 and 5, as to which the date was January 11, 2002), on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.




/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP



Rochester, New York
November 20, 2002
 (except with respect to the matters discussed in Notes 7 and 14 as to which the date is January 14, 2003)

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001

                                 (in thousands)


                                     ASSETS

                                                            2002      2001
                                                        --------------------
CURRENT ASSETS:
  Accounts receivable, net of allowance for
     doubtful accounts of $146 and $698                 $  5,480     $  11,114
  Inventories                                              3,412         6,846
  Other current assets                                       186           217
  Current assets-discontinued operations                     348         9,304
                                                         --------------------
        Total current assets                               9,426        27,481
                                                         --------------------

PROPERTY, PLANT AND EQUIPMENT, NET                         4,333         5,835
ASSET HELD FOR SALE                                          497         1,397
LONG-TERM ASSETS-DISCONTINUED OPERATIONS                     809         3,414
                                                       -----------------------
                                                       $  15,065     $  38,127
                                                       =======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2002        2001
                                                      -------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                     $  3,128       $ 13,382
  Accounts payable                                         6,250          5,283
  Accrued payroll and related expenses                       697          1,518
  Other accrued expenses                                   1,497          2,038
  Other current liabilities-discontinued operations        1,426          4,097
                                                       -------------------------
        Total current liabilities                         12,998         26,318
                                                       -------------------------

LONG TERM DEBT - TOTAL                                     1,268            -
TOTAL LIABILITIES                                             -             -
                                                       -------------------------
COMMITMENTS AND CONTINGENCIES (Note 12)                   14,266         26,318

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share
        Authorized - 500,000 shares;
        Issued and outstanding - none                         -             -
   Common stock, par value $.01 per share
        Authorized - 50,000,000 shares
        Issued - 7,692,076 shares                             77             77
   Treasury stock, 573 shares; at cost                       (11)           (11)
   Additional paid-in capital                             38,418         38,418
   Accumulated deficit                                   (37,640)       (26,661)
   Accumulated other comprehensive loss-
    Cumulative translation adjustments                       (45)           (14)
                                                      -------------------------
        Total shareholders' equity                           799         11,809
                                                      --------------------------
                                                        $ 15,065       $ 38,127
                                                      =========================

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                 (in thousands, except per share and share data)


                                             2002      2001      2000
                                           ---------------------------------

Net sales                                   $   39,365   $114,771  $146,359


Cost of sales                                   37,068    111,829   136,020
                                            --------------------------------
    Gross profit                                 2,297      2,942    10,339

Operating expenses
   Selling and administrative expenses           4,209      7,049     9,364
   Restructuring charge (benefit)                  214        -      (1,044)
   Asset impairment writedown                      900     12,101       -
                                            --------------------------------
   Total operating expenses                      5,323     19,150     8,320
                                            --------------------------------
   Operating (loss) income                      (3,026)   (16,208)    2,019
   Interest and financing expense                 (932)    (1,331)   (1,575)
   Other income                                    188          5     1,963
                                            -------------------------------
(Loss) income from continuing operations
  before income taxes                           (3,771)   (17,534)    2,406

Provision for (benefit from) income taxes           -         (95)       (5)
                                            --------------------------------

(Loss) income from continuing operations        (3,771)   (17,439)    2,411
                                            --------------------------------
Discontinued operations:
   Loss from operations of IEC-Mexico
     disposed of (net of income taxes of
     $56, $116 and $0 in 2002, 2001 and
     2000, respectively)                        (4,069)   (11,833)  (10,442)
   Estimated loss on disposal of IEC-Mexico
     (net of income taxes of $0)                (3,139)       -         -
                                            --------------------------------
                                                (7,208)   (11,833)  (10,442)
                                            --------------------------------
Net loss                                      $(10,979)  $(29,272) $ (8,031)
                                            ================================


Net (loss) income per common and common equivalent share:
    Basic and diluted
        (Loss) income from continuing operations $(0.49)   $(2.28)   $ 0.32
        Loss from discontinued operations        $(0.94)   $(1.55)   $(1.38)
        Loss available to common shareholders    $(1.43)   $(3.83)   $(1.06)



Weighted average number of common and common equivalent shares outstanding:
   Basic and Diluted                          7,691,503 7,650,673 7,590,046
                                            ================================

   The accompanying notes are an integral part of these financial statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                 (in thousands)
                                                                                      Accumulated
                                                                                         Other
                                                              Additional   Retained  Comprehensive                Total
                               Comprehensive      Common        Paid-In    Earnings      Income      Treasury  Shareholders
                                   Loss            Stock        Capital   (Deficit)     (Loss)        Stock      Equity
                             ----------------------------------------------------------------------------------------------
BALANCE, September 30, 1999                        $76         $38,566    $10,642       $(28)           $(411)      $48,845
   Executive signing bonus                          -             (181)       -            -              200            19

   Shares issued in lieu of cash
    to suppliers and others                         -              (78)       -            -              200           122

   Shares issued under Directors
    Stock Plan                                      -               25        -            -               -             25

   Net Loss                     $(8,031)            -               -      (8,031)         -               -         (8,031)

   Other comprehensive income,
    currency translation
    adjustments                      28             -               -          -          28               -             28
                              -----------------------------------------------------------------------------------------------------
                                 (8,003)
                                 =======
BALANCE, September 30, 2000                         76          38,332      2,611         -               (11)       41,008


  Shares issued under Directors
   Stock Plan                                        1              86        -           -                 -            87


  Net Loss                     $(29,272)             -               -    (29,272)        -                 -       (29,272)

  Other comprehensive loss,
    Currency translation
    adjustments                     (14)             -                -       -           (14)              -           (14)
                             ------------------------------------------------------------------------------------------------------
  Comprehensive loss           $(29,286)
                               =========
BALANCE, September 30, 2001                         77          38,418    (26,661)        (14)            (11)       11,809


 Shares issued under Directors
   Stock Plan

 Net loss                      $(10,979)             -             -      (10,979)          -               -       (10,979)

 Other comprehensive loss,
   Currency translation
   adjustments                      (31)             -             -          -           (31)              -           (31)
                             ------------------------------------------------------------------------------------------------------
 Comprehensive loss            $(11,010)
                               =========

BALANCE, September 30, 2002                        $77        $38,418     $(37,640)       $(45)           $(11)          $799
                                                  ==================================================================================

   The accompanying notes are an integral part of these financial statements.

                                  Page 32 of 104

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (in thousands)
                                                 2002       2001        2000
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (10,979)  $(29,272)   $(8,031)
   Non-cash adjustments:
     Loss from discontinued operations              4,069     11,833     10,442
     Loss on sale of discontinued operations        3,139        -          -
     Depreciation and amortization                  1,637      4,005      5,286
     (Gain) loss on sale of fixed assets               (6)        (4)        17
     Goodwill amortization                             -         324        353
     Issuance of directors fees in stock               -          87         25
     Asset impairment writedown (recovery)            900     12,101       (365)
     Changes in operating assets and
        liabilities:
        Accounts receivable                         5,634      6,232      3,281
        Inventories                                 3,434     14,511      2,294
        Income taxes receivable                        -          -       2,396
        Other current assets                           31       (143)       272
        Other assets                                   -         292       (284)
        Accounts payable                            1,469     (4,320)    (7,366)
        Accrued payroll and related expenses         (820)      (316)    (1,455)
        Accrued insurance                             119       (253)       774
        Other accrued expenses                       (661)       (80)       534
                                                  ------------------------------
        Net cash flows from operating activities    8,092     14,997      8,173
                                                  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (190)   (3,120)    (1,237)
 Intercompany asset transfers NBV                       -         -         195
 Proceeds from sale of property                         61        20      1,294
 Utilization of restructuring provision for
   building/equipment                                   -        (40)      (116)
 Proceeds from sale of discontinued operations         730
                                                  ------------------------------
          Net cash flows from investing activities     601    (3,140)       136
                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                         (502)     (639)        -
 Net (payments) borrowings on revolving
    credit facilities                               (4,708)   (1,884)       824
 Principal payments on long-term debt               (4,278)   (2,105)    (1,052)
                                                  ------------------------------
 Net cash financing activities                      (9,488)   (4,628)      (228)
                                                  ------------------------------

Cash from (used in) discontinued operations            951    (7,215)   (12,116)


Change in cash and cash equivalents                     30        14     (4,035)
Effect of exchange rate changes                        (30)      (14)        28
Cash and cash equivalents, beginning of year            -         -       4,007
                                                   -----------------------------
Cash and cash equivalents, end of year             $    -     $   -    $    -
                                                   =============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                    $ 1,461    $1,860   $  1,996
                                                   =============================
       Income taxes, net of refunds received       $    -     $  (95)  $ (2,971)
                                                   =============================

   The accompanying notes are an integral part of these financial statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2002, 2001 AND 2000


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--    --------------------------------------------------------


Business
--------

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


Consolidation
-------------

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. ("Texas") and IEC Electronics-Arab, Alabama Inc. ("Alabama"), until January 26, 2000 when each of Texas and Alabama merged into IEC; IEC Electronics-Ireland Limited ("Longford") from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico from February 2001, (collectively, the "Company"). Operations in Alabama were closed in October 1998, in Longford in December 1999 and in Texas and Mexico in July 2002.


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


Accounts Payable
----------------

     Trade accounts payable include drafts payable of $302,000 and $804,000 at September 30, 2002, and September 30, 2001, respectively.

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

     With respect to the carrying amounts of goodwill, if any, remaining after the testing for impairment of long-lived assets and identifiable intangibles, including enterprise level goodwill not subject to impairment testing under SFAS No. 121, the Company assesses such carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such goodwill may not be recoverable. The Company assesses the recoverability of this goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired business. The amount of goodwill impairment, if any, is measured based on projected discounted operating cash flows compared to the carrying value of such goodwill.

     During the fourth quarter of 2001, certain fixed assets and intangible assets were identified as impaired. As a result of the overall softening of the electronics manufacturing services industry and a change in the Company's business strategy, the Company did not believe that their future cash flows supported the carrying value of the long-lived assets and goodwill. The current market values were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The effect of this impairment recognition totaled approximately $12.6 million, of which $9.6 million represented a writeoff of goodwill and $3.0 million represented a writedown of property, plant and equipment.

     During August 1998, IEC initiated a plan to dispose of its Arab, Alabama facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $900,000 for fiscal year 2002. The facility is recorded at its carrying value of $497,000 at September 30, 2002.

     During April 2001, IEC initiated a plan to dispose of its Edinburg, Texas facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $1.04 million in fiscal 2002. The facility is recorded at its carrying value of $800,000 at September 30, 2002.


Fair Value of Financial Instruments
-----------------------------------

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

Costs in Excess of Net Assets Acquired
--------------------------------------

     Costs in excess of net assets acquired of $14.1 million were being amortized on a straight-line basis over 40 years. Amortization of $324,000 and $353,000 was charged against operations for the years ended September 30, 2001 and 2000, respectively.

     The remaining net goodwill in the amount of $9.6 million, related to the Newark operations was written off in fiscal 2001. The write-off of net goodwill in the amount of $670,000, related to the Longford operations, was charged to the restructuring reserve in fiscal 1999. The write-off of net goodwill of approximately $1.3 million during fiscal 1998, related to the Alabama facility, was charged to the restructuring reserve. See Note 6.


Earnings Per Share
------------------

     Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities.


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

Comprehensive Income
--------------------

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


New Pronouncements
------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." FAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of FAS No. 142 became effective for fiscal years beginning after December 15, 2001; however, as the Company wrote-off all goodwill during fiscal 2001, adoption of this pronouncement will have no impact on the Company.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We have adopted this standard on October 1, 2002. Upon adoption of SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Management does not expect the adoption of SFAS No. 143 to have a material effect on the financial results of the Company.

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

    In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

     In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, "Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.


Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2. INVENTORIES
-------------------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                               2002            2001
                             ------          -------

Raw Materials               $ 2,175           4,318
Work-in-process               1,214           2,103
Finished goods                   23             425
                             -------         -------
                              3,412           6,846
                             =======         =======

3. PROPERTY, PLANT, AND EQUIPMENT
---------------------------------

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

     The major classifications of property, plant, and equipment are as follows at September 30 (in thousands):

                                 2002     2001
                                -------- --------

Land and land improvements      $   768  $   768
Buildings and improvements        3,995    4,244
Machinery and Equipment          46,501   46,552
Furniture and fixtures            5,850    5,606
                                -------- --------
                                $57,114  $57,170
Less- Accumulated depreciation
   and amortization             (52,781) (51,335)
                                -------- --------
                                $ 4,333  $ 5,835
                                ======== ========


     Depreciation and amortization was $1.8 million, $4.0 million, and $5.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

     The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                         10 years
Buildings and improvements           5 to 40 years
Machinery and equipment              3 to  5 years
Furniture and fixtures               3 to  7 years



4. ASSET HELD FOR SALE
----------------------

     Included in asset held for sale are land and land improvements with a net book value of approximately $114,000 and buildings and improvements with a net book value of approximately $383,000.


5. DISCONTINUED OPERATIONS
------------------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of the Company during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. In addition, EPI will pay to the Company commissions based on the net selling price of products shipped to certain former customers of the Company during various time periods between June 18, 2002 and March 31, 2003. As of September 30, 2002 no additional amounts were earned under the agreement. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid the Company $315,000 in June 2002, $265,000 in July 2002 and $150,000 in
September 2002. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million. The reserve balance at September 30, 2002 was $421,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     Net sales of IEC-Mexico were $10.8 million, $45.9 million and $57.8 million for the years ended September 30, 2002, 2001 and 2000 respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

     Assets and liabilities of IEC-Mexico to be disposed of consisted of the Following at September 30:

                                             2002                    2001
                                          ----------              ----------
Accounts receivable                       $  141,075               $3,812,779
Inventories                                        -                5,185,977
Other current assets                         206,746                  305,147
                                           ---------               ----------
     Total current assets                    347,821                9,303,903

Property, plant and equipment, net           800,000                3,405,005
Other assets                                   9,166                    9,166
                                           ---------               ----------
     Total non-current assets                809,166                3,414,171
                                           ---------               ----------
     Total assets                         $1,156,987              $12,718,074
                                          ==========              ===========

Accounts payable                          $  668,232              $ 2,183,941
Accrued payroll and related expenses          37,044                  496,916
Other accrued expenses                       720,222                1,416,496
                                          ----------              -----------
     Total current liabilities            $1,425,498               $4,097,353
                                          ==========              ===========

        Net assets to be disposed of      $ (268,511)              $8,620,721
                                          ===========             ===========


6.    RESTRUCTURING
-------------------

     In June 2002, the Company's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. At this time, the Company's President, Chief Executive Officer and a director of the Company and the Company's Chief Financial Officer and Treasurer also resigned their positions with the Company. Each elected not to continue in the management of a restructured and downsized company. In connection with this restructuring, the Company recorded a $448,000 charge to earnings in fiscal 2002 relating primarily to severance. As of September 30, 2002, a reserve balance of approximately $215,000 still remained. It is anticipated that all remaining charges against the accrual will be made by October 2003.

     In April 2001, the Company's Board of Directors approved a restructuring plan to consolidate its Texas and Mexico business operations including reducing its cost structure and improving working capital. As part of the business-restructuring plan, the Company recorded a charge to earnings, which is now reflected in discontinued operations, of $1.4 million in the third quarter of fiscal 2001. This restructuring plan allowed the Company to concentrate its investments, resources and management attention on lower cost, high volume production at its Mexico operations. The charge related to facility consolidations ($1.0 million) and headcount reductions ($400,000). As of September 2002, a reserve balance of approximately $168,000 still remained. It is anticipated that all remaining charges against the accrual will be made within the next twelve months. There have been no significant reallocations or re-estimates of this restructuring charge to date.

     In September 1999, the Company announced its plan to close its underutilized Longford operations and transfer some of the customers served there to its other operations in New York and Texas. Accordingly, a restructuring charge of approximately $4.0 million was recorded in the fourth quarter of fiscal 1999. The components of the charge are as follows: the write-down of assets to be disposed of to their fair market value ($1.1 million), the write-down of goodwill ($670,000), severance and employee benefits ($619,000), accrual of the remaining lease payments and related building maintenance costs ($895,000), and repayment of a grant provided by the Irish Development Agency ($681,000). In February 2000, a third party purchased from the Company certain assets of Longford and assumed the lease of the Longford facility. This resulted in a benefit of $1.0 million from the reversal of a previously established restructuring reserve which included $800,000 relating to the lease and $200,000 recovered from a guarantee which had been executed by the company from whom the assets in Longford had been purchased. The Company recorded charges against the accrual of approximately $54,000 and $2.2 million during fiscal 2001 and 2000, respectively. There is no remaining balance at September 30, 2002.

     In August 1998, the Company announced its plan to close its underutilized Alabama facility and transferred the facility's customers to the Company's other operations in New York and Texas. Accordingly, a restructuring charge of $4.7 million was recorded in the fourth quarter of fiscal 1998. The components of the charge were as follows: the write-down of assets to be disposed of to their fair market value ($2.2 million), the write-down of goodwill ($1.3 million), and severance and employee benefits ($1.2 million). Due to the pending sale of the facility, a benefit of approximately $240,000 was recorded in fiscal 2002 resulting from the reversal of a previously established restructuring reserve which related to building maintenance costs. The Company recorded charges against the accrual of $85,000 and $200,000 in fiscal 2001 and 2000, respectively.


7.    LONG-TERM DEBT:
---------------------

Long-term debt consists of the following at September 30 (in thousands):

                                             2002      2001
                                            -------  -------

Senior debt facility                       $ 1,976   $13,382
Term loan                                    2,420       -
Less - Current portion                       3,128    13,382
                                            --------  -------
                                           $ 1,268   $   -
                                            ========  =======


     As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement to February 15, 2002 from January 31, 2003. Subsequent amendments were made to the credit agreement as of February 15, 2002, February 28, 2002, March 15, 2002, April 8, 2002, June 20, 2002, October
1, 2002, November 12, 2002 and January 1, 2003 which, among other things, continued to extend the expiration date of the credit agreement. As a result of the January 1, 2003 amendment, the expiration date of the credit agreement was January 17, 2003.

     As last amended, the credit agreement provided for a revolving credit facility component of $1.0 million. Amounts borrowed were limited to 85% of qualified accounts receivable. The interest rate on the revolving credit facility was increased at the time of the various amendments and on September 30, 2002 was prime rate plus 3.50%. On January 14, 2003, it was prime rate plus 6.00%.

     The second component of the credit facility consisted of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased at the time of the various amendments and at September 30, 2002 was prime rate plus 4.00%. On January 14, 2003, it was prime rate plus 6.00%.

     At September 30, 2002, $3.6 million was outstanding, consisting of $1.1 million and $2.5 million relating to the revolving credit facility and term loan, respectively, with an additional $403,000 available under the revolving credit facility. At January 6, 2003, the availability under the revolver was $0, and $611,000 was outstanding on the revolver and $1.1 million was outstanding on the term loan.

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 6%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The SunTrust Term Loan is secured by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. These funds were used to repay all but $100,000 of the prior indebtedness to HSBC USA as agent for itself and GE Capital Corporation (the "Prior Lenders"). The Prior Lenders retain a subordinated interest in substantially all of IEC's assets.

     The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among other, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing IEC entered into agreement with certain of its trade creditors providing for extended payment terms on past due balances.

8. LIFE INSURANCE PROCEEDS:
------------------------------

     The Company's former President and Chief Executive Officer died suddenly on December 11, 1999. In the second quarter of fiscal 2000, the Company received non-taxable income from insurance proceeds of approximately $2.0 million, which is included in other income.


9. INCOME TAXES:
-------------------

     The provision for (benefit from) income taxes in fiscal 2002, 2001 and 2000 is summarized as follows (in thousands):
                                            2002      2001      2000
                                          -------   -------   -------

Current
   Federal                               $   -     $    -     $  -
   State/Other                               -         (95)       (5)
Deferred                                     -          -        -
                                          --------  --------- --------
   Provision for (benefit from)
      income taxes, net                  $   -      $  (95)    $  (5)
                                          ========  ========= ========



     The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):

                                              2002       2001
                                              ----       ----
Net operating loss and AMT credit carryovers $ 8,472   $ 8,167
Asset impairment loss                          1,688     1,030
Accelerated depreciation                      (1,067)   (1,255)
New York state investment tax credits          3,237     3,435
Compensated absences                             119       293
Inventories                                      985     3,609
Receivables                                      151       323
Restructuring reserve                            470       711
Other                                            666        41
                                               ------   -------
                                              14,721    16,354
Valuation allowance                          (14,721)  (16,354)
                                              -------   -------
                                             $   -      $   -
                                             ========   =======

     A full valuation allowance has been established against the net deferred tax asset due to recent losses and tax carryback limitations. The Company has a net operating loss carryforward of $26.2 million (expiring in years through 2022). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017).


     The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2002, 2001 and 2000 are summarized as follows:

                                     2002    2001    2000
                                     -----  -----    -----
Benefit from income taxes
  at statutory rates                (34.0)% (34.0)%  (34.0)%
Goodwill adjustments                  -      14.1      1.5
Provision for state taxes, net        -        -        -
Life Insurance                        -        -      (8.5)
Other                                 0.1     0.9      1.8
Valuation Allowance                  33.9    19.0     39.2
                                     -----   -----   ------
                                      - %     - %      -%
                                     =====   =====   ======


10. SHAREHOLDERS' EQUITY:
----------------------------

Stock-Based Compensation Plans

     In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which replaced and superseded the 1989 Stock Option Plan.

     Under the SOP, a total of 1,400,000 shares, inclusive of the foregoing, were reserved for key employees, officers, directors and consultants. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

     In December 2001, the Board of Directors authorized the 2001 Stock Option and Incentive Plan, reserving 1,500,000 shares of common stock for issuance to directors, officers, consultants or independent contractors providing services to the Company and key employees. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. The Plan was approved by shareholders in February 2002. In conjunction with the approval of this plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under this plan terminate five years from date of grant.

     Generally, incentive stock options granted during the period between July 1995 through September 2002 vest in increments of 25 percent. Nonqualified stock options granted during fiscal years 1999 to 2002 vest in increments of 33 1/3 percent.


     Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise  Available
    September 30,                      Option    Price     for Grant Exercisable
    -------------                    ---------- --------  --------   -----------

        1999                           624,497     8.38    684,503       367,372
          Options granted              378,000     2.04
          Options exercised               -          -
          Options forfeited           (130,122)    7.39
                                     ----------
        2000                           872,375     5.78    436,625       490,917
          Options granted              493,450     1.33
          Options exercised               -         -
          Options forfeited           (303,125)    7.68
                                     ----------
        2001                         1,062,700     3.17    246,300       414,226
          Options authorized                             1,500,000
          Options terminated                              (246,300)
          Options granted              338,250     0.07
          Options exercised               -         -
          Options forfeited           (530,100)    2.68
                                     ----------
        2002                           870,850     2.27  1,171,250       362,283
                                     ==========


The following table summarizes information about stock options outstanding as of September 30, 2002:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2002            Life      Price        2002         Price
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 0.070                328,750      4.797    $  0.070         25,000   $  0.070
 $ 0.520 -$ 0.700        44,500      5.764    $  0.549         13,750   $  0.536
 $ 1.240 -$ 1.500       187,000      4.646    $  1.370         86,333   $  1.413
 $ 1.625 -$ 1.875        99,400      4.961    $  1.664         37,225   $  1.695
 $ 2.500 -$ 3.875        43,700      3.446    $  3.633         33,225   $  3.644
 $ 6.250                 86,000      1.082    $  6.250         86,000   $  6.250
 $ 9.500 -$ 9.750        77,000      0.768    $  9.575         77,000   $  9.575
 $16.500                  4,500      0.137    $ 16.500          3,375   $ 16.500
                  -------------                          ------------
                        870,850                               361,908
                  =============                          ============

     The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was $.05, $.97 and $1.33, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.40 percent, 5.19 percent and 6.21 percent, for fiscal 2002, 2001 and 2000, respectively; volatility of 57.68 percent, 78.76 percent and 58.27 percent for fiscal 2002, 2001 and 2000, respectively; and expected option life of 5.0 years,
6.7 years and 7.0 years for fiscal 2002, 2001 and 2000, respectively. The dividend yield was 0 percent. Forfeitures are recognized as they occur.


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

                             2002              2001               2000
                        ----------------    ---------------   ---------------
                          As    Pro         As      Pro        As      Pro
                       Reported Forma     Reported  Forma    Reported Forma
                       -------- ------    --------  -------  ------- -------

Net loss              $(10,979) $(10,940) $(29,272) $(29,503) $(8,031) $(8,461)
                      ========= ========  ========  =========  ======= =======

Net loss per common and common equivalent share:
   Basic and Diluted  $  (1.43) $  (1.42) $  (3.83) $  (3.86) $ (1.06) $ (1.11)
                       ======== ======== =========  =========  ======= ========


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

11.    MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:
------------------------------------------------------

     Financial instruments which potentially subject the Company to concentrations of a significant credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

     The Company's revenues are derived primarily from sales to North American customers in the industrial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 2002, two customers accounted for 44 percent and 23 percent of the Company's net sales. For the fiscal year ended September 30, 2001, four customers accounted for 18 percent, 17 percent, 15 percent and 14 percent of the Company's net sales. For the fiscal year ended September 30, 2000, two customers accounted for 49 percent and 16 percent of the Company's net sales.

     At September 30, 2002, amounts due from three customers represented 34 percent, 26 percent and 20 percent of trade accounts receivable. At September 30, 2001, amounts due from three customers represented 30 percent, 22 percent and 20 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

12. COMMITMENTS AND CONTINGENCIES:
----------------------------------

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

     In June 2002, in conjunction with the sale of IEC-Mexico, IEC and IEC-Mexico were released of all their lease obligations related to the Mexican facility.

     Rental expense for the Mexico facility was $54,000, $465,000 and $312,000 for fiscal 2002, 2001 and 2000, respectively. These amounts are included in discontinued operations.

     As of September 30, 2002, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $352,000, $178,000 and $91,000 for fiscal 2002, 2001 and 2000, respectively. The lease for the manufacturing equipment expires in fiscal 2003 with required monthly payments of $23,000 through January 2003.


Litigation
----------

     The Company is from time to time subject to routine legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

     On August 12, 2002, an action was commenced in United States District Court for the Southern Division of Texas (Civil Action No. M-02-358) against the Company and several other corporate defendants. The plaintiffs (Armando Gonzalez and Maria Sylvia Gonzalez, husband and wife, as Next Friends of Adrian Gonzalez, a Minor, et al.) allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by the defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys fees. An answer has been filed denying liability on the part of the Company. Discovery has not begun, and no trial date has been set. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages.


13. RETIREMENT PLAN:
--------------------

     The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The match is discretionary and was suspended indefinitely as of October 1, 2001. There was no matching contribution made for fiscal 2002. The matching Company contributions were approximately $608,000 and $464,000 for the years ended September 30, 2001 and 2000, respectively. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 2002, 2001, or 2000.

14. SUBSEQUENT EVENTS
----------------------

     Subsequent to year end, the Company successfully completed the sale of its Arab, Alabama facility for approximately $600,000. The net proceeds from this sale resulted in an immaterial gain which will be recognized in the first quarter of fiscal 2003.

     Subsequent to year end, to assist with its liquidity, the Company was able to generally extend the payment dates of its accounts payable and in the case of certain of its principal vendors, either negotiated or is in the process of negotiating, discounted payment terms. The resulting gain from the discounted payment terms will be recognized in the first quarter of fiscal 2003.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First   Second    Third   Fourth
                                  Quarter  Quarter  Quarter  Quarter
                                  -------- -------- -------- ----------

                                  (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2002:
   Net sales                      $11,209  $13,478  $ 6,038   $  8,640
   Gross profit (loss)                379     (269)     416      1,771
   Net (loss) income from
      continuing operations        (1,073)  (2,394)  (1,697)     1,393 (1)
   Net (loss) income from
    discontinued IEC-Mexico
    operations                     (1,089)  (1,436)  (5,171)       488 (2)
   Net (loss) income               (2,162)  (3,830)  (6,868)     1,881

   Basic and diluted EPS
     Continuing operations           (.14)    (.31)    (.22)       .18
     Discontinued IEC-Mexico
       operations                    (.14)    (.19)    (.67)       .06
                                    ------   ------   ------   --------
     Net (loss) income            $ (0.28)  $(0.50)  $(0.89)   $  0.24
                                    ======   ======   ======   ========


YEAR ENDED SEPTEMBER 30,2001:
   Net sales                      $44,712  $31,133  $28,191    $10,735
   Gross profit (loss)              2,996    2,654    1,704     (4,412)
   Net income (loss) from
      continuing operations           927      610     (237)   (18,739)
   Net loss from discontinued
      IEC-Mexico operations        (2,452)  (1,567)  (2,972)    (4,842)
   Net loss                        (1,525)    (957)  (3,209)   (23,581)

   Basic and diluted EPS
     Continuing operations            .12      .08     (.03)     (2.45)
     Discontinued IEC-Mexico
       operations                    (.32)    (.21)    (.39)      (.63)
                                    ------   ------   ------   --------
     Net loss                      $ (.20)  $(0.13)  $(0.42)    $(3.08)
                                    ======   ======   ======   ========

     (1) Included in this amount for the fourth quarter is the $1.1 million received from Acterna Corporation as discussed in Management's Discussion and Analysis in Item 7.

     (2) Included in this amount for the fourth quarter is the $1.3 million reversal of the estimate to dispose of IEC-Mexico offset by the $1.0 million write down of the Texas facility as discussed in Management's Discussion and Analysis in Item 7.