Form 10-K/A
period 2002-09-30
IEC ELECTRONICS CORP
filed 2003-01-23
CIK 49728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                 Amendment No. 1
(Mark One)

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

                                Explanatory Note

     This Amendment No. 1 to the Form 10-K of IEC Electronics Corp. ("IEC", "We", "Our") for the year ended September 30, 2002 which was originally filed on January 14, 2003 ("Original 2002 10-K") is being filed (i) to delete the risk factor entitled "Financing Arrangements" in Item 1 of Part I of the Original 2002 10-K, (ii) to correct and expand disclosure regarding IEC's refinancing which occurred on January 14, 2003 and which is discussed in the Original 2002 10-K in Item 7 of Part II and in Footnote 7 of the Footnotes to IEC's Consolidated Financial Statements, (iii) to correct certain numbers in the Footnotes to the Consolidated Financial Statements and (iv) to make immaterial editorial corrections to the Consolidated Financial Statements.

     The Items of the Original 2002 10-K filing which are amended and restated herein in their entirety are:

                Item 1 of Part I
                Item 7 of Part III
                Item 15 of Part IV
                Consolidated Financial Statements

     All other information contained in the Original 2002 10-K filing remains unchanged.

                                TABLE OF CONTENTS



                                     PART I

                                                                          PAGE

Item 1:  Business.....................................................     4

                                     PART II


Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    12


                                    PART IV


Item 15: Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................    18

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

                                     PART II

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

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The SunTrust Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to IEC's prior lenders, HSBC USA as agent for itself and GE Capital Corporation, who will retain a subordinated interest in substantially all of IEC's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000.

     The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing, IEC entered into agreements with certain of its trade creditors providing for extended payment terms involving an aggregate of approximately $2,000,000 of past due balances.

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


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  25
              Consolidated Balance Sheets as of
               September 30, 2002 and 2001..................................  26
              Consolidated Statements of Operations for the years
               ended  September 30, 2002, 2001 and 2000 ....................  27
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2002,
               2001 and 2000................................................  28
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2002, 2001 and 2000......................  29
              Notes to Consolidated Financial Statements....................  30
              Selected Quarterly Financial Data (unaudited)................   41

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

(3) Exhibits

Exhibit No.                     Title                                       Page

3.1         Amended and Restated Certificate of Incorporation of DFT Holdings
            Corp. (Incorporated by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-1, Registration No. 33-56498)
3.2+        Amended Bylaws of IEC Electronics Corp.
3.3         Agreement and Plan of Merger of IEC Electronics into DFT Holdings
            Corp. (Incorporated by reference to Exhibit 3.3 to the Company's
            Registration Statement on Form S-1, Registration No. 33-56498)
3.4         Certificate of Merger of IEC Electronics Corp. into DFT Holdings
            Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration
            No. 33-56498)
3.5         Certificate of Ownership and Merger merging IEC Electronics Corp.
            into DFT Holdings Corp. - Delaware. (Incorporated by reference to
            Exhibit 3.5 to the Company's Registration Statement on Form S-1,
            Registration No. 33-56498)
3.6         Certificate of Merger of IEC Acquisition Corp. into IEC
            Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration
            No. 33-56498)

3.7 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
            Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for
            the Quarter ended March 27, 1998)
3.8         Certificate of Designations of the Series A Preferred Stock of
            IEC Electronics Corp. filed with the Secretary of State of the
            State of Delaware on June 3, 1998. (Incorporated by reference to
            Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
4.1         Specimen of Certificate for Common Stock. (Incorporated by
            reference to Exhibit 4.1 to the Company's Registration Statement
            on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights
            Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)
10.1*       Form of Indemnity Agreement. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.2* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1998)
10.3*       Form of Incentive Stock Option Agreement (Incorporated by
            reference to Exhibit 4.2 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.4* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.5*       Form of Non-Employee Director Stock Option Agreement
            (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.6*+       IEC Electronics Corp. 2001 Stock Option and Incentive Plan
10.7        2001 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001).
10.8* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997).
10.9* Amendment to IEC Electronics Corp. Savings and Security Plan effective June 1, 1998. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).
10.10* IEC Electronics Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).
10.11 Loan and Security Agreement dated as of December 28, 1999, among IEC ELECTRONICS CORP. and IEC ELECTRONICS-EDINBURG, TEXAS INC. (collectively, "Debtor") and HSBC BANK USA as agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital"), as Lenders (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

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

10.25*      Employment Agreement between IEC Electronics Corp. and Bill R.
            Anderson dated as of March 29, 2001 (incorporated by reference to
            Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 30, 2001).
10.26*      Form of Change-in-Control Agreement between IEC Electronics Corp.
            and each of its Vice Presidents, dated as of May 1, 1998.
            (Incorporated by reference to Exhibit 10.19 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1998.)
10.27*      Change-in-Control Agreement dated as of June 6, 2001 between IEC
            Electronics Corp. and Randall C. Lainhart. (Incorporated by
            reference to Exhibit 10.25 of the Company's  Annual Report on Form
            10-K for the year ended September 30, 2001).
10.28*+     Severance Agreement dated June 6, 2002 between IEC Electronics
            Corp. and Thomas W. Lovelock.
10.29*+     Supplemental Severance Agreement dated December 6, 2002 between
            IEC Electronics Corp. and Thomas W. Lovelock.
10.30+      Amendment Number 9 dated as of June 20, 2002 to Loan and Security
            Agreement originally dated as of December 28, 1999 among IEC
            Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc.
            ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank
            USA ("HSBC Bank") and General Electric Capital Corporation ("GE
            Capital"); Letter Modifications to Amendment Number 9 dated
            August 9, 2002, August 23, 2002, September 17, 2002 and September
            24, 2002
10.31+      Amendment Number 10 dated as of October 1, 2002 to Loan and
            Security Agreement originally dated as of December 28, 1999 among
            IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC
            Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE
            Capital")
10.32+      Amendment Number 11 dated as of November 13, 2002 to Loan and
            Security Agreement originally dated as of December 28, 1999 among
            IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC
            Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE
            Capital")
10.33+      Amendment Number 12 dated as of January 1, 2003 to Loan and 53
            Security Agreement originally dated as of December 28, 1999 among
            IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC
            Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE
            Capital")
10.34*+     Amendment to IEC Electronics Corp. Savings and Security Plan
            effective April 1, 2002
16.1        Arthur Andersen LLP letter dated June 4, 2002 (incorporated by reference to the Company's Current Report on Form 8-K filed June 4,
            2002).
21.1+       Subsidiaries of IEC Electronics Corp.
23.1        Consent of Rotenberg & Co., LLP                                   42
99.1        Certification of Chief Executive Officer pursuant to Section 906  43 of the Sarbanes-Oxley Act of 2002
99.2        Certification of Principal Financial Officer pursuant to Section  44
            906 of the Sarbanes-Oxley Act of 2002

     *Management  contract  or  compensatory  plan or  arrangement

     + Filed with  corresponding  exhibit number as listed on the Company's Form
        10-K for the year ended September 30, 2002 which was filed on January 14, 2003 and incorporated by reference herein.

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

Dated: January 23, 2003.


                          IEC Electronics Corp.


                        By:/s/ W. Barry Gilbert
                        -------------------------
                        W. Barry Gilbert
                        Acting Chief Executive Officer and Chairman of the Board

                                 CERTIFICATIONS


     I, W. Barry Gilbert, certify that:

     1. I have reviewed this annual report on Form 10-K/A of IEC Electronics Corp.;

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

Date:  January 23, 2003                             IEC Electronics Corp.




                                                  By: /s/ W. Barry Gilbert
                                                  ------------------------
                                                  W. Barry Gilbert
                                                  Acting Chief Executive Officer

                                 CERTIFICATIONS


     I, Kevin J. Monacelli, certify that:

     1. I have reviewed this annual report on Form 10-K/A of IEC Electronics Corp.;

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

Date:  January 23, 2003                               IEC Electronics Corp.



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




/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP



Rochester, New York
November 20, 2002
 (except with respect to the matters discussed in Notes 7 and 14 as to which the date is January 14, 2003)

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001

                                 (in thousands)


                                     ASSETS

                                                            2002      2001
                                                        --------------------
CURRENT ASSETS:
  Accounts receivable, net of allowance for
     doubtful accounts of $146 and $698                 $  5,480     $  11,114
  Inventories                                              3,412         6,846
  Other current assets                                       186           217
  Current assets-discontinued operations                     348         9,304
                                                         --------------------
        Total current assets                               9,426        27,481
                                                         --------------------

PROPERTY, PLANT AND EQUIPMENT, NET                         4,333         5,835
ASSET HELD FOR SALE                                          497         1,397
LONG-TERM ASSETS-DISCONTINUED OPERATIONS                     809         3,414
                                                       -----------------------
                                                       $  15,065     $  38,127
                                                       =======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2002        2001
                                                      -------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                     $  3,128       $ 13,382
  Accounts payable                                         6,250          5,283
  Accrued payroll and related expenses                       697          1,518
  Other accrued expenses                                   1,497          2,038
  Other current liabilities-discontinued operations        1,426          4,097
                                                       -------------------------
        Total current liabilities                         12,998         26,318
                                                       -------------------------

LONG TERM DEBT - TOTAL                                     1,268            -
                                                       -------------------------
TOTAL LIABILITIES                                         14,266         26,318
                                                       -------------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

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

                                  Page 28 of 44

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (in thousands)
                                                 2002       2001        2000
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (10,979)  $(29,272)   $(8,031)
   Non-cash adjustments:
     Loss from discontinued operations              4,069     11,833     10,442
     Loss on sale of discontinued operations        3,139        -          -
     Depreciation and amortization                  1,637      4,005      5,286
     (Gain) loss on sale of fixed assets               (6)        (4)        17
     Goodwill amortization                             -         324        353
     Issuance of directors fees in stock               -          87         25
     Asset impairment writedown (recovery)            900     12,101       (365)
     Changes in operating assets and
        liabilities:
        Accounts receivable                         5,634      6,232      3,281
        Inventories                                 3,434     14,511      2,294
        Income taxes receivable                        -          -       2,396
        Other current assets                           31       (143)       272
        Other assets                                   -         292       (284)
        Accounts payable                            1,469     (4,320)    (7,366)
        Accrued payroll and related expenses         (820)      (316)    (1,455)
        Accrued insurance                             119       (253)       774
        Other accrued expenses                       (661)       (80)       534
                                                  ------------------------------
        Net cash flows from operating activities    8,092     14,997      8,173
                                                  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (190)   (3,120)    (1,237)
 Intercompany asset transfers NBV                       -         -         195
 Proceeds from sale of property                         61        20      1,294
 Utilization of restructuring provision for
   building/equipment                                   -        (40)      (116)
 Proceeds from sale of discontinued operations         730        -          -
                                                  ------------------------------
          Net cash flows from investing activities     601    (3,140)       136
                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                         (502)     (639)        -
 Net (payments) borrowings on revolving
    credit facilities                               (4,708)   (1,884)       824
 Principal payments on long-term debt               (4,278)   (2,105)    (1,052)
                                                  ------------------------------
 Net cash financing activities                      (9,488)   (4,628)      (228)
                                                  ------------------------------

Cash from (used in) discontinued operations            951    (7,215)   (12,116)


Change in cash and cash equivalents                     30        14     (4,035)
Effect of exchange rate changes                        (30)      (14)        28
Cash and cash equivalents, beginning of year            -         -       4,007
                                                   -----------------------------
Cash and cash equivalents, end of year             $    -     $   -    $    -
                                                   =============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                    $ 1,461    $1,860   $  1,996
                                                   =============================
       Income taxes, net of refunds received       $    -     $  (95)  $ (2,971)
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


2. INVENTORIES
-------------------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                               2002            2001
                             ------          -------

Raw Materials               $ 2,175         $ 4,318
Work-in-process               1,214           2,103
Finished goods                   23             425
                             -------         -------
                            $ 3,412         $ 6,846
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
                                ======== ========


     Depreciation and amortization was $1.6 million, $4.0 million, and $5.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

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


7.    LONG-TERM DEBT:
---------------------

Long-term debt consists of the following at September 30 (in thousands):

                                             2002      2001
                                            -------  -------

Senior debt facility                       $ 1,976   $ 13,382
Term loan                                    2,420        -
Less - Current portion                      (3,128)   (13,382)
                                            --------  -------
                                           $ 1,268   $    -
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

     On January 14, 2003, the Company completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the Company's directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against the Company's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The SunTrust Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the Company's plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to the Company's prior lenders, HSBC USA as agent for itself and GE Capital Corporation, who will retain a subordinated interest in substantially all of the Company's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000.

The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing, The Company entered into agreements with certain of its trade creditors providing for extended payment terms involving an aggregate of approximately $2,000,000 of past due balances.

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
                                     =====   =====   ======


10. SHAREHOLDERS' EQUITY:
----------------------------

Stock-Based Compensation Plans

     In November 1993, the Company adopted the 1993 Stock Option Plan (SOP) which replaced and superseded the 1989 Stock Option Plan.

     Under the SOP, a total of 1,400,000 shares were reserved for key employees, officers, directors and consultants. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. Stock options issued prior to 1992 terminate 10 years from date of grant, while incentive and nonqualified stock options issued subsequent to 1991 terminate seven and five years from date of grant, respectively.

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

     Generally, incentive stock options granted during the period between July 1995 through June 2002 vest in increments of 25 percent. Incentive stock options granted in July 2002 vest in increments of 50%. Nonqualified stock options granted during fiscal years 1999 to 2002 vest in increments of 33 1/3 percent.


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