Form 10-Q
period 2002-12-27
IEC ELECTRONICS CORP
filed 2003-02-10
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended December 27, 2002

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

    Common Stock, $0.01 Par Value - 7,942,075 shares as of February 6, 2003.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               December 27, 2002 (Unaudited) and September 30, 2002..........  3

               Consolidated Statements of Operations for the three months ended: December 27, 2002 (Unaudited) and December 28, 2001
               (Unaudited)...................................................  4

               Consolidated Statements of Cash Flows for the three months ended: December 27, 2002 (Unaudited) and December 28, 2001
               (Unaudited)...................................................  5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 11

    Item 3. Quantitative and Qualitatve Disclosures about Market Risk........ 14

    Item 4. Controls and Procedures.......................................... 14


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  15

     Item 2. Changes in Securities..........................................  15

     Item 3. Defaults Upon Senior Securities................................  15

     Item 4. Submission of Matters to a Vote of Security Holders............  15

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

     Signature .............................................................  15

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 27, 2002 AND SEPTEMBER 30, 2002
                                 (in thousands)
                                             DECEMBER 27,2002  SEPTEMBER 30,2002
                                             ----------------  -----------------
                      ASSETS                    (Unaudited)

Current Assets:
   Accounts receivable                           $    4,578       $    5,480
   Inventories                                        2,847            3,412
   Other current assets                                 205              186
   Current assets-discontinued operations               286              348
                                                 ----------       ----------
      Total current assets                            7,916            9,426
                                                 ----------       ----------
Fixed Assets:
   Land and land improvements                           768              768
   Building and improvements                          3,995            3,995
   Machinery and equipment                           46,501           46,501
   Furniture and fixtures                             5,850            5,850
                                                 ----------       ----------
  Sub-total gross property                           57,114          57,114
   Less accumulated depreciation                    (53,195)         (52,781)
                                                 ----------       ----------
      Total fixed assets - net                        3,919            4,333

Asset held for sale                                       -              497
Other non-current assets                                139                -
Non-current assets - discontinued operations            801              809
                                                 ----------       ----------
                                                 $   12,775       $   15,065
                                                 ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt             $    2,987       $    3,128
   Accounts payable                                   4,311            6,250
   Accrued payroll and related expenses                 550              697
   Other accrued expenses                             1,164            1,497
   Other current liabilities -
   discontinued operations                              645            1,426
                                                 ----------       ----------
     Total current liabilities                        9,657           12,998
                                                 ----------       ----------
Long-term vendor payable                                736                -
Long-term debt                                        1,141            1,268
                                                 ----------       ----------
Total liabilities                                    11,534           14,266
                                                 ----------       ----------

Shareholders' Equity:
    Preferred stock, par value $.01 per share
      Authorized - 500,000 shares;
      Issued and outstanding - none                       -                -
    Common stock, par value $.01 per share
      Authorized - 50,000,000 shares
      Issued and outstanding - 7,692,076                 77               77
   Treasury stock, 573 shares; at cost                  (11)             (11)
   Additional paid-in capital                        38,418           38,418
   Retained earnings                                (37,197)         (37,640)
   Accumulated other comprehensive loss -
      Cumulative translation adjustments                (46)             (45)
                                                  ----------       ----------
       Total shareholders' equity                     1,241              799
                                                  ----------       ----------
                                                  $  12,775       $   15,065
                                                  ==========       ==========

    The accompanying notes are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 27, 2002 AND DECEMBER 28, 2001
                 (in thousands, except share and per share data)



                                    3 MONTHS ENDED       3 MONTHS ENDED
                                   DECEMBER 27, 2002    DECEMBER 28, 2001
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $  9,601            $ 11,209
Cost of sales                                8,612              10,830
                                           -------             -------
     Gross profit                              989                 379
                                           -------             -------
Selling and administrative expenses            753               1,296
Restructuring benefit                          (63)                  -
                                           -------             -------
     Operating profit (loss)                   299                (917)

Interest and financing expense                (197)               (157)
Forgiveness of accounts payable                245                   -
Other income, net                               96                   -
                                           -------             -------
Net income (loss) before income taxes          443              (1,074)

Income taxes                                     -                   -
                                           -------             -------
Net income (loss) from continuing
  operations                                   443              (1,074)

Discontinued operations:
        Loss from operations of IEC-
           Mexico disposed of (net
           of income taxes of $0 in
           2003 and $(7) in 2002)                -              (1,088)
                                          ---------          ----------
Net income (loss)                         $    443         $    (2,162)
                                          =========          ==========

Net loss per common and common equivalent share:

     Basic and Diluted
        Income (loss) from continuing
          operations                      $    0.06           $  (0.14)
        Loss from discontinued operations $       -           $  (0.14)
        Income (loss) available to common
           shareholders                   $    0.06           $  (0.28)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                7,691,503          7,691,503
     Diluted                              7,838,378          7,691,503

   The accompanying notes are an integral part of these financial statements.

                                  Page 4 of 17


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 27, 2002 AND DECEMBER 28, 2001
                                 (in thousands)

                                                     3 MONTHS        3 MONTHS
                                                       ENDED          ENDED
                                                     DECEMBER 27,   DECEMBER 28,
                                                        2002           2001
                                                     -----------    ------------
                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $    443      $  (2,162)
  Loss from discontinued operations                            -          1,088
  Depreciation                                               414            403
  Gain on sale of fixed assets                               (50)             -
  Changes in operating assets and liabilities:
     Accounts receivable                                     902          3,412
     Inventories                                             565          1,019
     Other current assets                                    (19)            96
     Accounts payable                                        254            568
     Accrued payroll and related expenses                   (147)          (504)
     Accrued insurance                                       (98)           (59)
     Other accrued expenses                                 (235)           (42)
                                                         -------        --------
   Net cash flows from operating activities                2,029          3,819
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                              547              -
                                                          --------       --------
   Net cash flows from investing activities                  547              -
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                               (246)          (259)
 Repayments under line of credit agreements               (1,479)        (4,170)
 Debt issuance costs                                        (139)             -
                                                         --------      ---------
   Net cash flows from financing activities               (1,864)        (4,429)
                                                         --------      ---------

 Cash (used in)from discontinued operations                 (711)           626
                                                         --------      ---------

 Change in cash and cash equivalents                           1             16
 Effect of exchange rate changes                              (1)           (16)
 Cash and cash equivalents at beginning of period              -              -
                                                         --------      ---------
 Cash and cash equivalents at end of period             $      -       $      -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $   127     $      328
                                                         ========      =========
  Income taxes                                           $     -     $        -
                                                         ========      =========
 Conversion of accounts payable to long-term payable     $   736              -
                                                         ========      =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to debt                  $ 1,211              -
                                                         ========      =========

   The accompanying notes are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2002

(1) Business and Summary of Significant Accounting Policies

Business
--------

     IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company is a significant provider of high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

Consolidation
-------------

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries, IEC Electronics-Edinburg, Texas Inc. ("Texas") and IEC Electronics-Arab, Alabama, Inc. ("Alabama") until January 26, 2000 when each of Texas and Alabama merged into IEC; IEC Electronics-Ireland Ltd. ("Longford") from August 31, 1998, until September 4, 2001, when it was merged into IEC; and IEC Electronicos de Mexico ("Mexico") from February 2001, (collectively, "IEC"). Operations in Alabama were closed in October 1998, in Longford in December 1999 and in Texas and Mexico in July 2002. All significant intercompany transactions and accounts have been eliminated.

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

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                    December 27, 2002     September 30, 2002
                    ----------------      ------------------
                      (Unaudited)
  Raw materials         $ 1,839               $ 2,175
  Work-in-process           965                 1,214
  Finished goods             43                    23
                    ----------------      ----------------
                        $ 2,847               $ 3,412
                    ================      ================

Accounts Payable
----------------

     Trade accounts payable include drafts payable of $56,000 and $302,000 at December 27, 2002 and September 30, 2002, respectively.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2002


Long-Lived Assets
-----------------

     As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121
("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. This pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

     During April 2001, IEC initiated a plan to dispose of its Edinburg, Texas facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The facility is recorded at its carrying value of $800,000 at December 27, 2002 and is included in non-current assets-discontinued operations.


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


Unaudited Financial Statements
-------------------------------

     The accompanying unaudited financial statements as of December 27, 2002, and for the three months ended December 27, 2002 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 Annual Report on Form 10-K.

Earnings Per Share
------------------

     Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities.


New Pronouncements
------------------

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. Management does not expect the adoption of SFAS 145 to have a material impact on the financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on the financial statements.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not expect the adoption of SFAS 147 to have a material impact on the financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is evaluating what impact this statement will have on the financial statements.

(2) Comprehensive Income (Loss)
    ---------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on October 1, 1998. SFAS 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income (loss) and foreign currency translation adjustments, was as follows for the three months ended December 27, 2002 and December 28, 2001(in thousands):

                                                     3 MONTHS        3 MONTHS
                                                       ENDED          ENDED
                                                     DECEMBER 27,   DECEMBER 28,
                                                        2002           2001
                                                     -----------    ------------
                                                      (Unaudited)   (Unaudited)
Net income (loss)                                    $    443      $  (2,162)
Other comprehensive loss:
     Foreign currency translation adjustments              (1)           (16)
                                                    ----------     -----------
Total comprehensive income (loss)                   $     442      $  (2,178)
                                                    ==========     ===========

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 27, 2002


(3) Discontinued Operations
    -----------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of the Company during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. In addition, EPI will pay to the Company commissions based on the net selling price of products shipped to certain former customers of the Company during various time periods between June 18, 2002 and March 31, 2003. As of December 27, 2002, no additional amounts were earned under the agreement. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid the Company $315,000 in June 2002, $265,000 in July 2002 and $150,000 in
September 2002. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at December 27, 2002 was $235,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     Net sales of IEC-Mexico for the three months ended December 27, 2002 and December 28, 2001 were $0 and $4.6 million, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

     Assets  and  liabilities  of  discontinued   operations  consisted  of  the
following:
                                        December 27, 2002   September 30, 2002
                                        -----------------   ------------------
Accounts receivable                       $   80,697               $  141,075
Inventories                                        -                      -
Other current assets                         205,292                  206,746
                                           ---------               ----------
     Total current assets                    285,989                  347,821

Property, plant and equipment, net           800,000                  800,000
Other assets                                     836                    9,166
                                           ---------               ----------
     Total non-current assets                800,836                  809,166
                                           ---------               ----------
     Total assets                         $1,086,825               $1,156,987
                                          ==========               ==========

Accounts payable                          $  393,890               $  668,232
Accrued payroll and related expenses          17,460                   37,044
Other accrued expenses                       233,559                  720,222
                                          ----------              -----------
     Total current liabilities            $  644,909               $1,425,498
                                          ==========              ===========

        Net assets of discontinued
         operations                       $  441,916               $ (268,511)
                                          ==========              ===========

(4) Financing Arrangements
    ----------------------

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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2002




     As last amended, the credit agreement provided for a revolving credit facility component of $1.0 million. Amounts borrowed were limited to 85% of qualified accounts receivable. The interest rate on the revolving credit facility was increased at the time of the various amendments and on December 27, 2002 was prime rate plus 6.00%. On January 14, 2003 it was prime rate plus 6.00%.

     The second component of the credit facility consisted of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased at the time of the various amendments and at December 27, 2002 was prime rate plus 6.00%. On January 14, 2003 it was prime rate plus 6.00%.

     At December 27, 2002, $2.9 million was outstanding, consisting of $1.7 million and $1.2 million relating to the revolving credit facility and term loan, respectively, with an additional $43,000 available under the revolving credit facility.

     See discussion of the new financing facility in Note 6 to the financial statements.

(5) Litigation
--------------

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


(6) Subsequent Events
    -----------------

     On January 14, 2003, the Company completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the Company's directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against the Company's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the Company's plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to the Company's prior lenders who will retain a subordinated interest in substantially all of the Company's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000.

     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA).

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended December 27, 2002, Compared to the Three Months Ended December 28, 2001.
          -----------------------------------------------------------

     Net sales for the three month period ended December 27, 2002, were $9.6 million, compared to $11.2 million for the comparable period of the prior fiscal year, a decrease of 14.3 percent. The decrease in sales is due to the prolonged overall softening in the telecommunications and industrial sectors of the U.S. economy and the consequential impact on IEC's financial position. Turnkey sales were 92 percent of net sales in the quarter as compared to 93 percent for the comparable period of the prior year.

     Gross profit was $1.0 million or 10.3 percent of sales for the three month period ended December 27, 2002, versus $0.4 million or 3.4 percent of sales in the comparable period of the prior fiscal year. The increase in gross profit percentage is primarily due to a $450,000 adjustment in an inventory reserve recorded during the current quarter related to excess inventory that was used in operations or sold back to customers. This accounted for 4.7% of the improvement. In addition, gross profit margin was improved by a reduction in manufacturing overhead costs due to IEC's concerted efforts to reduce costs in all areas.

     Selling and administrative expenses decreased to $0.8 million for the three month period ended December 27, 2002, from $1.3 million in the comparable period of the prior fiscal year, a decrease of 41.9 percent. This decrease is primarily due to lower commission expense from lower sales volume as well as a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses decreased to 7.8 percent from 11.6 percent in comparison to the same quarter of the prior fiscal year.

     IEC recorded a benefit from restructuring of $63,000 in the three months ended December 27, 2002. This was due to certain severance payments accrued in the prior fiscal year that will no longer be paid out.

     IEC had other income of $341,000 for the three months ended December 27, 2002. Of the other income, $245,000 was related to negotiated forgiveness of accounts payable owed to various creditors and $50,000 was related to a gain recorded on the sale of its Arab, Alabama facility during the quarter.

     IEC recorded approximately $184,000 of special charges in the three months ended December 27, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the then current amendment to the banking agreement, of which $102,000 is included in interest and financing expense.

     IEC has recorded no benefit from income tax as a result of its cumulative net losses, and accordingly, has a full valuation allowance against its net deferred tax asset including the net operating loss carry-forward.

     Net income from continuing operations for the three months ended December 27, 2002 was $0.4 million versus a net loss from continuing operations of $1.1 million in the comparable quarter of the prior fiscal year.

     Diluted income per share from continuing operations was $0.06 as compared to diluted loss per share from continuing operations of $(0.14) in the comparable quarter of the prior fiscal year.


Discontinued Operations
-----------------------

     On June 18, 2002, IEC signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount, based upon sales revenues received by EPI from certain former customers of IEC during the period between July 1, 2002 and January 31, 2003, in an amount up to $700,000. In addition, EPI will pay to IEC commissions based on the net selling price of products shipped to certain former customers of IEC during various time periods between June 18, 2002 and March 31, 2003. As of December 27, 2002, no additional amounts were earned under the agreement. Under the terms of a related agreement, IEC and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. IEC recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at December 27, 2002 was $235,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

Liquidity and Capital Resources
-------------------------------

     Net sales for the month of December  2002 were $3.3  million,  representing
34.3 percent of the total net sales for the three month period ending December 27, 2002. Net sales for the month of December 2001 were $5.1 million, representing 45.6 percent of the total net sales for the three month period ending December 28, 2001. IEC operates on a fiscal quarter consisting of four weeks in the first and second months and five weeks in the third month.

     As reflected in the Consolidated Statements of Cash Flows for the three months ending December 27, 2002, net cash was provided by: operating activities ($2.0 million) and investing activities ($0.5 million). Net cash was used to pay down bank debt ($1.7 million). Depreciation for the three month periods ending December 27, 2002 and December 28, 2001 was $0.4 million. Improvement in collection terms with major customers and improved collection efforts has resulted in a $0.9 million reduction in accounts receivable. Inventory levels have been reduced by $0.6 million due to consumption of freed up excess material as new orders have been received, as well as inventory being sold back to customers.

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

     As last amended, the credit agreement provided for a revolving credit facility component of $1.0 million. Amounts borrowed were limited to 85% of qualified accounts receivable. The interest rate on the revolving credit facility was increased at the time of the various amendments and on December 27, 2002 was prime rate plus 6.00%. On January 14, 2003 it was prime rate plus 6.00%.

     The second component of the credit facility consisted of a $10 million three-year term loan with monthly principal installments based on a five-year amortization which began in April 2000. The interest rate on the term loan facility was increased at the time of the various amendments and at December 27, 2002 was prime rate plus 6.00%. On January 14, 2003 it was prime rate plus 6.00%.

     At December 27, 2002, $2.9 million was outstanding, consisting of $1.7 million and $1.2 million relating to the revolving credit facility and term loan, respectively, with an additional $43,000 available under the revolving credit facility.

     On January 14, 2003, IEC completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility"), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the IEC directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to IEC's prior lenders who will retain a subordinated interest in substantially all of IEC's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000.

     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing, IEC entered into agreements with certain of its trade creditors providing for extended payment terms involving an aggregate of approximately $1,400,000 of past due balances. In addition, certain trade creditors agreed to discounted payment terms. Such discounts amounted to $245,000 and were recorded in the first quarter of fiscal 2003.

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

     IEC evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." IEC evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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


New Pronouncements
------------------

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for IEC beginning January 1, 2003. Management does not expect the adoption of SFAS 145 to have a material impact on the financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on the financial statements.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not expect the adoption of SFAS 147 to have a material impact on the financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is evaluating what impact this statement will have on the financial statements.


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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


Item 4 -- Controls and Procedures
          -----------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, IEC's principal executive officer and principal financial officer have concluded that IEC's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in IEC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Forward-looking Statements
--------------------------

     Except for historical information, statements in this quarterly report are forward-looking made pursuant to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are therefore subject to certain risks and uncertainties including timing of orders and shipments, availability of material, product mix and general market conditions that could cause actual results to differ materially from those projected in the forward looking statements. Investors should consider the risks and uncertainties discussed in the September 30, 2002, Form 10K and its other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     The description of IEC's legal proceedings set forth in Item 3 of IEC's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 are incorporated herein by reference.

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

   a. Exhibits

      The following documents are filed as exhibits to this Report:

      99.1      A certification of the Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                Section 1350.

      99.2      A certification of the Principal Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

   b. Reports on Form 8-K


     (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 25, 2002. The report contained information about IEC's Bank Amendment Number 10 with HSBC Bank USA and General Electric Capital Corporation.

      (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on November 1, 2002. The report contained information about IEC's acceptance of term sheets involving a new senior secured credit facility and secured term loan. The report also contained information about it's imminent delisting from the NASDAQ SmallCap Market.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: February 10, 2003               /s/W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                          Chairman and Acting Chief
                                          Executive Officer




Dated: February 10, 2003               /s/Kevin J. Monacelli
                                   ------------------------------
                                          Kevin J. Monacelli
                                          Controller
                                          (Principal Financial and
                                          Accounting Officer)

 CERTIFICATIONS


     I, W. Barry Gilbert, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of IEC Electronics Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 10, 2003                          IEC Electronics Corp.




                                                  By: /s/ W. Barry Gilbert
                                                  ------------------------
                                                  W. Barry Gilbert
                                                  Acting Chief Executive Officer

CERTIFICATIONS


     I, Kevin J. Monacelli, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of IEC Electronics Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003                         IEC Electronics Corp.



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