Form 10-Q
period 2003-03-28
IEC ELECTRONICS CORP
filed 2003-05-05
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended March 28, 2003

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

     Common Stock, $0.01 Par Value - 7,987,460 shares as of May 2, 2003.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of :
               March 28, 2003 (Unaudited) and September 30, 2002.............  3

               Consolidated Statements of Operations for the three months ended: March 28, 2003 (Unaudited) and March 29, 2002
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months ended:
               March 28, 2003 (Unaudited) and March 29, 2002 (Unaudited).....  5

               Consolidated Statement of Cash Flows for the six months ended:
               March 28, 2003 (Unaudited) and March 29, 2002 (Unaudited).....  6

               Notes to Consolidated Financial Statements ...................  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 11



PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  14

     Item 2. Changes in Securities..........................................  14

     Item 3. Defaults Upon Senior Securities................................  15

     Item 4. Submission of Matters to a Vote of Security Holders............  15

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

     Signatures.............................................................  15

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      MARCH 28, 2003 AND SEPTEMBER 30, 2002
                      (in thousands, except for share data)
                                              MARCH 28,2003   SEPTEMBER 30,2002
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Accounts receivable                           $    4,775       $    5,480
   Inventories                                        3,390            3,412
   Other current assets                                 257              186
Current assets - discontinued operations                207              348
                                                 ----------       ----------
      Total current assets                            8,629            9,426
                                                 ----------       ----------

Fixed Assets:
   Land and land improvements                           768              768
   Building and improvements                          3,995            3,995
   Machinery and equipment                           46,501           46,501
   Furniture and fixtures                             5,850            5,850
                                                 ----------       ----------
  Sub-total gross property                           57,114           57,114
   Less accumulated depreciation                    (53,609)         (52,781)
                                                 ----------       ----------
      Total fixed assets - net                        3,505            4,333

Asset held for sale                                       -              497
Other non-current assets                                246                -
Non-current assets - discontinued operations              1              809
                                                 ----------       ----------
                                                 $   12,381       $   15,065
                                                 ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt             $    2,374       $    3,128
   Accounts payable                                   4,275            6,250
   Accrued payroll and related expenses                 548              697
   Other accrued expenses                               822            1,497
   Other current liabilities -
   discontinued operations                              300            1,426
                                                 ----------       ----------
     Total current liabilities                        8,319           12,998
                                                 ----------       ----------
Long-term vendor payable                                760                -
Long-term debt                                        1,283            1,268
                                                 ----------       ----------
Total liabilities                                    10,362           14,266
                                                 ----------       ----------

Shareholders' Equity:
    Preferred stock, par value $.01 per share
      Authorized - 500,000 shares;
      Issued and outstanding - none                       -                -
    Common stock, par value $.01 per share
      Authorized - 50,000,000 shares;
      Issued and outstanding - 7,957,460 and
       7,692,076 shares, respectively                    80               77
   Treasury stock, 573 shares; at cost                  (11)             (11)
   Additional paid-in capital                        38,473           38,418
   Retained earnings                                (36,470)         (37,640)
   Accumulated other comprehensive loss -
      Cumulative translation adjustments                (53)             (45)
                                                  ----------       ----------
       Total shareholders' equity                     2,019              799
                                                  ----------       ----------
                                                  $  12,381       $   15,065
                                                  ==========       ==========

    The accompanying notes are an integral part of these financial statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002
                 (in thousands, except share and per share data)


                                    3 MONTHS ENDED      3 MONTHS ENDED
                                    MARCH 28, 2003      MARCH 29, 2002
                                    --------------      --------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 15,469            $ 13,478
Cost of sales                               14,223              13,747
                                           -------             -------
     Gross profit (loss)                     1,246                (269)
                                           -------             -------
Selling and administrative expenses            900               1,459
Restructuring expense                            -                 400
                                           -------             -------
     Operating profit (loss)                   346              (2,128)

Interest and financing expense                (191)               (266)
Forgiveness of accounts payable                378                   -
Other income, net                                9                   -
                                           -------             -------
Net income (loss) before income taxes          542              (2,394)

Income tax                                       -                   -
                                           -------             -------
Net income (loss) from continuing
  operations                                   542              (2,394)

Discontinued operations:
        Income (loss) from operations of
           IEC-Mexico disposed of (net
           of income taxes of $0 in
           2003 and $(7) in 2002)              184              (1,437)
                                          ---------          ----------
Net income (loss)                         $    726         $    (3,831)
                                          =========          ==========

Net income (loss) per common and common equivalent share:

     Basic and Diluted
        Income (loss) from continuing
          operations                      $   0.07            $  (0.31)
        Income (loss) from discontinued
          operations                      $   0.02            $  (0.19)
        Income (loss) available to
          common shareholders             $   0.09            $  (0.50)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                7,896,659          7,691,503
     Diluted                              8,178,102          7,691,503

   The accompanying notes are an integral part of these financial statements.



                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002
                 (in thousands, except share and per share data)



                                    6 MONTHS ENDED      6 MONTHS ENDED
                                    MARCH 28, 2003      MARCH 29, 2002
                                    --------------      --------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $ 25,070            $ 24,687
Cost of sales                               22,835              24,577
                                           -------             -------
     Gross profit                            2,235                 110
                                           -------             -------
Selling and administrative expenses          1,653               2,755
Restructuring (benefit) expense                (63)                400
                                           -------             -------
     Operating profit (loss)                   645              (3,045)

Interest and financing expense                (388)               (423)
Forgiveness of accounts payable                623                   -
Other income, net                              105                   -
                                           -------             -------
Net income (loss) before income taxes          985              (3,468)

Income taxes                                     -                   -
                                           -------             -------
Net income (loss) from continuing
  operations                                   985              (3,468)

Discontinued operations:
        Income (loss) from operations of
           IEC-Mexico disposed of (net
           of income taxes of $0 in
           2003 and $(36) in 2002)             184              (2,525)
                                          ---------          ----------
Net income (loss)                         $  1,169         $    (5,993)
                                          =========          ==========

Net income (loss) per common and common equivalent share:

     Basic and Diluted
        Income (loss) from continuing
          operations                      $   0.13            $  (0.45)
        Income (loss) from discontinued
          operations                      $   0.02            $  (0.33)
        Income (loss) available to common
          shareholders                    $   0.15            $  (0.78)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                7,795,800          7,691,503
     Diluted                              8,022,291          7,691,503

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 28, 2003 AND MARCH 29, 2002
                                 (in thousands)

                                                       6 MONTHS       6 MONTHS
                                                         ENDED          ENDED
                                                        MARCH 28,      MARCH 29,
                                                          2003           2002
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $  1,169      $  (5,993)
  (Income) loss from discontinued operations                (184)         2,525
  Depreciation and amortization                              845            809
  Deferred income taxes
  Gain on sale of fixed assets                               (50)             -
  Common stock issued under directors' stock plan              8              -
  Asset impairment writedown                                   -            400
  Changes in operating assets and liabilities:
     Accounts receivable                                     705          1,258
     Inventories                                              21          2,640
     Other current assets                                    (70)           (58)
     Accounts payable                                       (444)         1,508
     Accrued payroll and related expenses                   (148)          (244)
     Accrued insurance                                      (327)          (100)
     Other accrued expenses                                 (348)          (167)
                                                         -------        --------
   Net cash flows from operating activities                1,177          2,578
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                    -           (110)
 Proceeds from sale of property                              547              -
 Proceeds from sale of discontinued operations property      875              -
                                                         --------       --------
   Net cash flows from investing activities                1,422           (110)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                                416           (259)
 Repayments under line of credit agreements               (4,205)        (3,740)
 Proceeds from borrowings                                  3,500              -
 Principal payments on term debt                          (1,221)             -
 Debt issuance costs                                        (263)             -
 Common stock issued under refinancing plan                   50              -
                                                         --------      ---------
   Net cash flows from financing activities               (1,723)        (4,000)
                                                         --------      ---------

 Cash (used in)from discontinued operations                 (867)         1,553
                                                         --------      ---------

 Change in cash and cash equivalents                           9             21
 Effect of exchange rate changes                              (9)           (21)
 Cash and cash equivalents at beginning of period              -              -
                                                         --------      ---------
 Cash and cash equivalents at end of period             $      -       $      -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $   387       $    424
                                                         ========      =========
  Income taxes                                           $     -       $      -
                                                         ========      =========
 Conversion of accounts payable to long-term payable     $   760              -
                                                         ========      =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to debt                  $ 1,187              -
                                                         ========      =========

   The accompanying notes are an integral part of these financial statements.


                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 2003

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


Consolidation
-------------

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiary, IEC Electronicos de Mexico ("Mexico") from February 2001, (collectively, "IEC"). Operations in Texas and Mexico were closed in July 2002. All significant intercompany transactions and accounts have been eliminated.


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


Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                    March 28, 2003        September 30, 2002
                    ----------------      ------------------
                      (Unaudited)
  Raw materials         $ 2,185               $ 2,175
  Work-in-process           979                 1,214
  Finished goods            226                    23
                    ----------------      ----------------
                        $ 3,390               $ 3,412
                    ================      ================

Accounts Payable
----------------

     Trade accounts payable include drafts payable of $718,000 and $302,000 at March 28, 2003 and September 30, 2002, respectively.


Long-Lived Assets
-----------------

     In October 2002, the Company sold its Alabama facility for $547,000. A gain of $50,000 was recorded in other income.

     In February 2003, the Company sold its Texas facility for $875,000. A gain of $75,000 was recorded as part of discontinued operations.

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 2003



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


Unaudited Financial Statements
-------------------------------

     The accompanying unaudited financial statements as of March 28, 2003, and for the three and six months ended March 28, 2003 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 Annual Report on Form 10-K.


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


(2) Comprehensive Income (Loss)
    ---------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on October 1, 1998. SFAS 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income (loss) and foreign currency translation adjustments, was as follows for the three and six months ended March 28, 2003 and March 29, 2002 (in thousands):

                                                     3 MONTHS        3 MONTHS
                                                       ENDED           ENDED
                                                     MARCH 28,       MARCH 29,
                                                       2003            2002
                                                     -----------    ------------
                                                      (Unaudited)   (Unaudited)
Net income (loss)                                    $    726      $  (3,831)
Other comprehensive loss:
     Foreign currency translation adjustments              (7)            (5)
                                                    ----------     -----------
Total comprehensive income (loss)                   $     719      $  (3,836)
                                                    ==========     ===========


                                                     6 MONTHS        6 MONTHS
                                                       ENDED           ENDED
                                                     MARCH 28,       MARCH 29,
                                                       2003            2002
                                                     -----------    ------------
                                                      (Unaudited)   (Unaudited)
Net income (loss)                                    $  1,169      $  (5,993)
Other comprehensive loss:
     Foreign currency translation adjustments              (8)           (21)
                                                    ----------     -----------
Total comprehensive income (loss)                   $   1,161      $  (6,014)
                                                    ==========     ===========

                      IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 2003

(3) Discontinued Operations
    -----------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. As of March 28, 2003, no additional amounts were earned under the agreement. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid the Company $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at March 28, 2003 was $193,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     Net sales of IEC-Mexico for the three and six months ended March 28, 2003 were $0; and for the three and six months ended March 29, 2002 were $4.0 and $8.6 million, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.


     Assets  and  liabilities  of  discontinued   operations  consisted  of  the
following (in thousands):

                                        March 28, 2003      September 30, 2002
                                        -----------------   ------------------
Accounts receivable                       $       11               $      141
Other current assets                             196                      207
                                           ---------               ----------
     Total current assets                        207                      348

Property, plant and equipment, net                 -                      800
Other assets                                       1                        9
                                           ---------               ----------
     Total non-current assets                      1                      809
                                           ---------               ----------
     Total assets                         $      208               $    1,157
                                          ==========               ==========

Accounts payable                          $       26               $      668
Accrued payroll and related expenses              16                       37
Other accrued expenses                           258                      720
                                          ----------              -----------
     Total current liabilities            $      300               $    1,425
                                          ==========              ===========

        Net assets of discontinued
         operations                       $      (92)              $     (268)
                                          ===========              ===========

(4) Financing Arrangements
    ----------------------

     On January 14, 2003, the Company completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the Company's directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against the Company's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the Company's plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to the Company's prior lenders who retained a subordinated interest in substantially all of the Company's assets until the Texas real estate was sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000. On February 28, 2003, IEC sold its Edinburg, Texas facility for $875,000 and paid off $700,000 in term loans related to the facility including $100,000 to the Company's prior lender. The availability under the revolver was $1.9 million on March 28, 2003.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 2003



     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company is in compliance with these covenants.


(5) Stock Option Plans
----------------------

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. During the second quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

                                                      3 MONTHS        3 MONTHS        6 MONTHS        6 MONTHS
                                                       ENDED            ENDED           ENDED           ENDED
                                                    MARCH 28,2003   MARCH 29, 2002  MARCH 28,2003     MARCH 29, 2002
                                                    -------------  ---------------  --------------    --------------
Net earnings, as reported                             $    726      $  (3,831)       $   1,169         $   (5,993)

Pro forma net earnings                                $  1,019      $  (3,821)       $   1,448         $   (5,973)

Earnings per share:
   Basic - as reported                                $   0.09      $  (0.50)        $   0.15           $   (0.78)
   Basic - pro forma                                  $   0.13      $  (0.50)        $   0.19           $   (0.78)
   Diluted - as reported                              $   0.09      $  (0.50)        $   0.15           $   (0.78)
   Diluted - pro forma                                $   0.13      $  (0.50)        $   0.18           $   (0.78)


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

     On August 12, 2002, an action was commenced in United States District Court for the Southern Division of Texas (Civil Action No. M-02-358) against the Company and several other corporate defendants. The plaintiffs (Armando Gonzalez and Maria Sylvia Gonzalez, husband and wife, as Next Friends of Adrian Gonzalez, a Minor, et al.) allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by the defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys fees. An answer has been filed denying liability on the part of the Company. The case is in the discovery phase. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended March 28, 2003, Compared to the Three Months Ended March 29, 2002.
          -----------------------------------------------------------

     Net sales for the three month period ended March 28, 2003, were $15.5 million, compared to $13.5 million for the comparable period of the prior fiscal year, an increase of 15 percent. The increase in sales is primarily due to increased demand from our major customers. Turnkey sales were 94 percent of net sales in the quarter as compared to 93 percent for the comparable period of the prior year.

     The gross profit was $1.2 million or 8.1 percent of sales for the three month period ended March 28, 2003, versus a loss of $(0.03) million or (2.0) percent of sales in the comparable period of the prior year. The increase in gross profit percentage was primarily due to IEC's concerted efforts to reduce its manufacturing overhead costs.

     On March 31, 2003, Acterna Corporation announced that it was in default of its senior debt obligations. On April 1, 2003, Acterna failed to make a payment on its promissory note due to IEC. On April 8, 2003, IEC commenced legal action to collect the remaining principal balance of $557,000. IEC also recorded a pre-tax charge of $557,000 as a provision against the remaining amount due from Acterna during the current quarter. This was charged against cost of goods sold. Gross profit was 8.1% of sales for the three months ended March 28, 2003, without the Acterna adjustment gross profit would have been 11.7% of sales.

     Selling and administrative expenses decreased to $0.9 million in the three months ended March 28, 2003, from $1.5 million in the comparable period of the prior year, a decrease of 38.3 percent. This decrease is primarily due to a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses decreased to 5.8 percent from 10.8 percent in comparison to the same quarter of the prior fiscal year.

     IEC had other income of $387,000 for the three months ended March 28, 2003. Of the other income, $378,000 was related to negotiated forgiveness of accounts payable owed to various creditors.

     IEC has recorded no income tax expense as a result of its net operating loss carryforwards that were created in prior years and that will be utilized against current year and future income.

     Net income from continuing operations for the three months ended March 28, 2003 was $0.5 million versus a net loss from continuing operations of $(2.4) million in the comparable quarter of the prior fiscal year.

     Diluted income per share from continuing operations was $0.07 as compared to diluted loss per share from continuing operations of $(0.31) in the comparable quarter of the prior fiscal year.


Discontinued Operations
-----------------------

     On June 18, 2002, IEC signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. As of March 28, 2003, no additional amounts were earned under the agreement. Under the terms of a related agreement, IEC and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. IEC recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at March 28, 2003 was $193,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     On February 28, 2003, IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations
-------------
Results of Operations - Six Months Ended March 28, 2003, Compared to Six
------------------------------------------------------------------------
Months Ended March 29, 2002.
----------------------------

     Net sales for the six month period ended March 28, 2003, were $25.1 million, compared to $24.7 million for the comparable period of the prior year, an increase of 1.6%. Turnkey sales were 93 percent of net sales for both periods.

     Gross profit was $2.2 million or 8.9 percent of sales for the six month period ended March 28, 2003, versus $0.1 million or 0.4 percent of sales in the comparable period of the prior year. The increase in gross profit percentage was primarily due to IEC's concerted efforts to reduce its manufacturing overhead costs. This was slightly offset by a change in product mix. Gross profit benefited from a $450,000 adjustment in net inventory reserves related to excess inventory that was used in operations or sold back to customers. Gross profit was negatively impacted by a $557,000 provision made against a promissory note from Acterna Corporation.

     Selling and administrative expenses decreased to $1.7 million in the six months ended March 28, 2003, from $2.8 million in the comparable period of the prior fiscal year, a decrease of 40.0%. This decrease is primarily due to a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses decreased to 6.6 percent from 11.2 percent in comparison to the same six month period of the prior fiscal year.

     IEC recorded a pre-tax charge of $400,000 in the six months ended March 29, 2002. This was due to an additional writedown of IEC's Alabama building which was held for sale as a result of a softening in the commercial real estate market.

     IEC recorded approximately $201,000 of special charges in the six months ended March 29, 2002, due to bank and consulting fees incurred to comply with bank requirements under the then current amendment to the banking agreement, of which $109,000 is included in interest and financing expense.

     IEC had other income of $728,000 for the six months ended March 28, 2003. Of the other income, $623,000 was related to negotiated forgiveness of accounts payable owed to various creditors and $50,000 related to the sale of Alabama as discussed in the prior quarter 10Q.

     IEC has recorded no income tax expense as a result of its net operating loss carryforwards that were created in prior years that will be utilized against current year income.

     Net income from continuing operations for the six months ended March 28, 2003 was $1.0 million versus a net loss of $3.5 million in the comparable period of the prior fiscal year.

     Diluted income per share from continuing operations was $0.12 as compared to a diluted loss of $(0.45) in the comparable period of the prior fiscal year.


Discontinued Operations
-----------------------

     On February 28, 2003, IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.


Significant Events
-----------------------

     The Company's revenues are derived primarily from sales to North American customers in the industrial and telecommunications industries and are concentrated among specific companies. During Fiscal 2002, two customers accounted for 67% of consolidated net sales. During the first six months of 2003, two customers accounted for 90% of consolidated net sales.

     One of these customers has announced its intention to begin manufacturing most of the products it currently purchases from the Company at its own facility. The Company believes that it will be able to retain a meaningful piece of that business.


Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statements of Cash Flows for the six months ending March 28, 2003, net cash provided by operations was $1.2 million and $1.4 million was provided from the sale of the property. Of this, $1.7 million was used to reduce IEC's debt.

     On January 14, 2003, IEC completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility"), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the IEC directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan was due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to IEC's prior lenders who will retain a subordinated interest in substantially all of IEC's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000. On February 28, 2003, IEC sold its Edinburg, Texas facility for $875,000 and paid off $700,000 in term loans related to the facility. The availability under the revolver was $1.9 million on March 28, 2003.

     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). IEC is in compliance with these covenants. In connection with the financing, IEC entered into agreements with certain of its trade creditors providing for extended payment terms involving an aggregate of approximately $2.0 million of past due balances. In addition, certain trade creditors agreed to discounted payment terms. Such discounts amounted to $0.6 million and were recorded in the first half of fiscal 2003.

Application of Critical Accounting Policies
-------------------------------------------

     IEC's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for IEC include revenue recognition, impairment of long-lived assets, accounting for legal contingencies and accounting for income taxes.

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

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. IEC is exposed to market risk in the area of interest rates. One exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.


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


Forward-looking Statements
--------------------------

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and others factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and in other filings with the Securities and Exchange Commission.


                        PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     The description of IEC's legal proceedings set forth in Item 3 of IEC's Annual Report on Form 10-K for the fiscal period ended September 30, 2002 is incorporated herein by reference.


Item 2 -- Changes in Securities

     (c) and (d) In order to complete the January 14, 2003 refinancing, the Company's new lenders required that the directors invest $100,000 in the Company. Certain of the Company's directors agreed to loan the Company $50,000. In addition, IEC sold to three of its directors an aggregate of 249,999 shares (the "Shares") of common stock, par value $0.01 per share, for an aggregate consideration of $50,000 or $0.20 per share. The closing price of IEC's shares of common stock on the Over the Counter Bulletin Board on January 14, 2003 was $0.10 per share. IEC used the proceeds from the sale of the shares, together with funds from a new financing, to repay indebtedness to IEC's senior lenders. The Shares were issued under IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan"), pursuant to exemptions under Section 4(2) and Section 4(6) of the Securities Act of 1933, as amended (the "Securities Act"). On March 17, 2003, the Shares were registered under the Securities Act on a Registration Statement on Form S-8 (Registration No. 103847).

Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Stockholders was held on March 12, 2003.

    (b) The names of the directors elected at the Annual Meeting are as follows:

                David J. Beaubien
                W. Barry Gilbert
                Robert P.B. Kidd
                Eben S. Moulton
                Dermott O'Flanagan
                James C. Rowe
                Justin L. Vigdor


     (c) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

     Nominee                                Votes FOR       Authority Withheld
     -------                                ---------       ------------------
     David J. Beaubien                      6,661,674            82,450
     W. Barry Gilbert                       6,642,415           101,709
     Robert P.B. Kidd                       6,662,074            82,050
     Eben S. Moulton                        6,664,015            80,109
     Dermott O'Flanagan                     6,640,015           104,109
     James C. Rowe                          6,664,015            80,109
     Justin L. Vigdor                       6,661,472            82,652



Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      The following documents are filed as exhibits to this Report:

     99.1 A certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     99.2 A certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.




   b. Reports on Form 8-K


     (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 10, 2003. The report provided information regarding the appointment of a new Chief Financial Officer.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: May 5, 2003                    /s/ W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                          Chairman and
                                          Acting Chief Executive Officer




Dated: May 5, 2003                    /s/ Kevin J. Monacelli
                                   ------------------------------
                                          Kevin J. Monacelli
                                          Principal Accounting Officer

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


Date:  May 5, 2003                               IEC Electronics Corp.




                                                  By: /s/ W. Barry Gilbert
                                                  ------------------------
                                                  W. Barry Gilbert
                                                  Chairman and
                                                  Acting Chief Executive Officer

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

Date:  May 5, 2003                               IEC Electronics Corp.



                                                 By: /s/ Kevin J. Monacelli
                                                 --------------------------
                                                 Kevin J. Monacelli
                                                 Principal Accounting Officer