Form 10-Q
period 2003-06-27
IEC ELECTRONICS CORP
filed 2003-07-21
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
- Act of 1934

For the quarterly period ended June 27, 2003

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

                         YES [X]      NO [ ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES [ ]      NO [X]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.01 Par Value - 7,993,210 shares as of July 21, 2003.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements
               Information with Respect to Financial Statements..............  3

               Consolidated Balance Sheets as of:
               June 27, 2003 (Unaudited) and September 30, 2002..............  3

               Consolidated Statements of Operations for the three months ended: June 27, 2003 (Unaudited) and June 28, 2002
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the nine months ended:
               June 27, 2003 (Unaudited) and June 28, 2002 (Unaudited).......  5

               Consolidated Statement of Cash Flows for the nine months ended:
               June 27, 2003 (Unaudited) and June 28, 2002 (Unaudited).......  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 14

    Item 4. Controls and Procedures.......................................... 14


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  15

     Item 2. Changes in Securities and use of proceeds......................  15

     Item 3. Defaults Upon Senior Securities................................  15

     Item 4. Submission of Matters to a Vote of Security Holders............  15

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

     Signatures.............................................................  15

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      JUNE 27, 2003 AND SEPTEMBER 30, 2002
                      (in thousands, except for share data)
                                              JUNE 27,2003    SEPTEMBER 30,2002
                                             ---------------- ------------------
                      ASSETS                    (Unaudited)

Current Assets:
   Cash                                          $      222       $        -
   Accounts receivable                                4,282            5,480
   Inventories                                        3,505            3,412
   Other current assets                                 255              186
   Current assets-discontinued operations                85              348
                                                 ----------       ----------
      Total current assets                            8,349            9,426
                                                 ----------       ----------
Fixed Assets:
   Land and land improvements                           768              768
   Building and improvements                          3,995            3,995
   Machinery and equipment                           46,756           46,501
   Furniture and fixtures                             5,850            5,850
                                                 ----------       ----------
  Sub-total gross property                           57,369           57,114
   Less accumulated depreciation                    (53,888)         (52,781)
                                                 ----------       ----------
      Total fixed assets - net                        3,481            4,333

Asset held for sale                                       -              497
Non-current assets - discontinued operations              -              809
Other non-current assets                                224                -
                                                 ----------       ----------
                                                 $   12,054       $   15,065
                                                 ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank borrowings and current portion
        of long-term debt                        $    1,894       $    3,128
   Accounts payable                                   3,934            6,250
   Accrued payroll and related expenses                 759              697
   Other accrued expenses                               720            1,497
   Other current liabilities -
   discontinued operations                              255            1,426
                                                 ----------       ----------
     Total current liabilities                        7,562           12,998
                                                 ----------       ----------
Long-term vendor payable                                544                -
Long-term debt                                        1,108            1,268
                                                 ----------       ----------
Total liabilities                                     9,214           14,266
                                                 ----------       ----------

Shareholders' Equity:
   Preferred stock, par value $0.01 per share
      Authorized - 500,000 shares;
      Issued and outstanding - none                       -                -
   Common stock, par value $.01 per share
      Authorized - 50,000,000 shares;
      Issued and outstanding - 7,987,460 and
        7,692,076, respectively                          80               77
   Treasury stock, 573 shares; at cost                  (11)             (11)
   Additional paid-in capital                        38,473           38,418
   Retained earnings                                (35,618)         (37,640)
   Accumulated other comprehensive loss -
      Cumulative translation adjustments                (84)             (45)

                                                  ----------       ----------
       Total shareholders' equity                     2,840              799
                                                  ----------       ----------
                                                  $  12,054         $  15,065
                                                  ==========       ==========

    The accompanying notes are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002
                 (in thousands, except share and per share data)



                                    3 MONTHS ENDED      3 MONTHS ENDED
                                     JUNE 27, 2003       JUNE 28, 2002
                                    --------------      ------------------
                                      (Unaudited)          (Unaudited)

Net sales                                 $14,030             $  6,038
Cost of sales                              12,222                5,622
                                           -------             -------
     Gross profit                           1,808                  416
                                           -------             -------
Selling and administrative expenses           788                  866
Restructuring charge                            -                  448
Writedown of assets held for sale               -                  500
                                           -------             -------
     Operating profit (loss)                1,020               (1,398)

Interest and financing expense               (148)                (254)
Other income (expense), net                    26                  (45)
Forgiveness of accounts payable               (45)                   -
                                            -------             -------
Net income (loss) before income taxes         853               (1,697)

Income taxes                                    -                    -
                                           -------             -------
Net income (loss) from continuing
 operations                                   853              (1,697)

Discontinued operations:
        Income (loss) from operations of
           IEC-Mexico disposed of (net
           of income taxes of $0 in
           2003 and $26 in 2002)                -                (644)
        Estimated loss on disposal of
           IEC-Mexico (net of income
           taxes of $0 in 2003 and 2002)        -              (4,527)
                                           -------             -------
                                              853              (5,171)
                                           -------             -------

Net income (loss)                         $   853           $  (6,868)
                                          =========          ==========

Net income (loss) per common and common equivalent share:

     Basic
        Income (loss) from continuing
         operations                       $   0.11          $  (0.22)
        Income (loss) from discontinued
         operations                       $   0.00          $  (0.67)
        Income (loss) available to common
         shareholders                     $   0.11          $  (0.89)
     Diluted
        Income (loss) from continuing
         operations                       $   0.10          $  (0.22)
        Income (loss) from discontinued
         operations                       $   0.00          $  (0.67)
        Income (loss) available to common
         shareholders                     $   0.10          $  (0.89)
Weighted average number of common and common equivalent shares outstanding:

     Basic                               7,980,953           7,691,503
     Diluted                             8,418,332           7,691,503

    The accompanying notes are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002
                 (in thousands, except share and per share data)


                                    9 MONTHS ENDED      9 MONTHS ENDED
                                     JUNE 27, 2003       JUNE 28, 2002
                                    --------------      ------------------
                                      (Unaudited)          (Unaudited)

Net sales                                 $ 39,099             $ 30,725
Cost of sales                               35,056               30,199
                                           -------             --------
     Gross profit                            4,043                  526

Selling and administrative expenses          2,441                3,620
Restructuring (benefit) expense                (63)                 448
Writedown of asset held for sale                 -                  900
                                           -------             --------
     Operating profit (loss)                 1,665               (4,442)

Interest and financing expense                (536)                (678)
Forgiveness of accounts payable                578                    -
Other income (expense), net                    131                  (44)
                                           -------             --------
     Net income (loss) before income taxes   1,838               (5,164)

Income taxes                                     -                    -
                                           -------             --------
Net income (loss) from continuing
        operations                           1,838               (5,164)
Discontinued operations:
   Income (loss) from operations of
        IEC-Mexico disposed of (net
        of income taxes of $0 for
        2003 and $72 for 2002)                 184               (3,169)
   Estimated loss on disposal of
        IEC-Mexico (net of income taxes
        of $0 in 2003 and 2002)                  -               (4,527)
                                            -------             --------
                                               184               (7,696)
                                            -------             --------

Net income (loss)                         $  2,022             $(12,860)
                                          =========            =========

Net loss per common and common equivalent share:

  Basic
        Income (loss) from continuing
         operations                       $   0.24            $   (0.67)
        Income (loss) from discontinued
         operations                       $   0.02            $   (1.00)
        Income (loss) available to common
         shareholders                     $   0.26            $   (1.67)
  Diluted
        Income (loss) from continuing
         operations                       $   0.23            $   (0.67)
        Income (loss) from discontinued
         operations                       $   0.02            $   (1.00)
        Income (loss) available to common
         shareholders                     $   0.25            $   (1.67)
Weighted average number of common and common equivalent shares outstanding:

  Basic                                  7,858,203            7,691,503
  Diluted                                8,165,833            7,691,503


    The accompanying notes are an integral part of these financial statements

                                  Page 5 of 17

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 27, 2003 AND JUNE 28, 2002
                                 (in thousands)

                                                       9 MONTHS       9 MONTHS
                                                         ENDED          ENDED
                                                        JUNE 27,      JUNE 28,
                                                          2003          2002
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $  2,022      $ (12,860)
  (Income) loss from discontinued operations                (184)         3,169
  Loss on sale of discontinued operations                      -          4,527
  Depreciation and amortization                            1,145          1,223
  (Gain) loss on sale of fixed assets                        (50)            45
  Common stock issued under Directors Stock Plan               8              -
  Asset impairment writedown                                   -            900
  Changes in operating assets and liabilities:
 (Increase) decrease
     Accounts receivable                                   1,198          5,643
     Inventories                                             (93)         2,185
     Other current assets                                    (69)            29
     Accounts payable                                       (593)         2,017
     Accrued payroll and related expenses                     62           (587)
     Accrued insurance                                      (323)            84
     Other accrued expenses                                 (453)          (138)
                                                         -------        --------
   Net cash flows from operating activities                2,668          6,237
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (254)          (190)
 Proceeds from sale of property                              547             28
 Proceeds from sale of discontinued operations property      875            315
                                                         --------       --------
   Net cash flows from investing activities                1,168            153
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                                225           (419)
 Repayments under line of credit agreements               (4,396)        (5,352)
 Proceeds from borrowings                                  3,500              -
 Principal payment on term debt                           (1,901)        (1,579)
 Debt issuance costs                                        (263)             -
 Common stock issued under financing plan                     50              -
                                                         --------      ---------
   Net cash flows from financing activities               (2,785)        (7,350)
                                                         --------      ---------

 Cash (used in) from discontinued operations                (789)            984
                                                         --------      ---------

 Change in cash and cash equivalents                         262             24
 Effect of exchange rate changes                             (40)           (24)
 Cash and cash equivalents at beginning of period              -              -
                                                         --------      ---------
 Cash and cash equivalents at end of period             $    222       $      -
                                                         ========      =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $   536     $      804
  Income taxes                                           $     -     $        -
  Conversion of accounts payable to long term payable    $   760     $        -

Non-cash investing and financing activities:
  Conversion of accounts payable to debt                 $ 1,187     $        -




    The accompanying notes are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 2003

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


Consolidation
-------------

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiary, IEC Electronicos de Mexico ("Mexico") (collectively, "IEC"). Operations in Texas and Mexico were closed in July 2002. All significant intercompany transactions and accounts have been eliminated.


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


Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     June 27, 2003      September 30, 2002
                    ----------------      ----------------
                      (Unaudited)
  Raw materials         $ 1,673               $ 2,175
  Work-in-process         1,790                 1,214
  Finished goods             41                    23
                    ----------------      ----------------
                        $ 3,505               $ 3,412
                    ================      ================


Accounts Payable
----------------

     Trade accounts payable include drafts payable of $527,000 and $302,000 at June 27, 2003 and September 30, 2002, respectively.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 2003

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


Unaudited Financial Statements
------------------------------

     The accompanying unaudited financial statements as of June 27, 2003, and for the three and nine months ended June 27, 2003 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 Annual Report on Form 10-K.


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


(2) Comprehensive Loss
    ------------------

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on October 1, 1998. SFAS 130 requires comprehensive income and its components to be presented in the financial statements. Comprehensive income, which includes net income (loss) and foreign currency translation adjustments, was as follows for the three and nine months ended June 27, 2003 and June 28, 2002 (in thousands):

                                                     3 MONTHS       3 MONTHS
                                                       ENDED          ENDED
                                                     June 27,        June 28,
                                                       2003           2002
                                                    ----------     -----------
                                                    (Unaudited) (Unaudited)

Net income (loss)                                   $     853      $  (6,868)
Other comprehensive loss:
     Foreign currency translation adjustments             (31)            (3)
                                                    ----------     -----------
Comprehensive income (loss)                         $     822      $  (6,871)
                                                    ==========     ===========

                                                     9 MONTHS       9 MONTHS
                                                       ENDED          ENDED
                                                     June 27,       June 28,
                                                       2003           2002
                                                    ----------     -----------
                                                    (Unaudited) (Unaudited)

Net income (loss)                                   $   2,022     $  (12,860)
Other comprehensive loss:
     Foreign currency translation adjustments             (39)           (24)
                                                    ----------     -----------
Comprehensive income (loss)                         $   1,983      $ (12,884)
                                                    ==========     ===========

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 2003

(3) Discontinued Operations
    -----------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. As of June 27, 2003, no additional amounts were earned under the agreement. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid the Company $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at June 27, 2003 was $193,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     Net sales of IEC-Mexico for the three and nine months ended June 27, 2003 were $0; and for the three and nine months ended June 28, 2002 were $2.1 and $10.8 million, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.


     Assets  and  liabilities  of  discontinued   operations  consisted  of  the
following (in thousands):

                                        June 27, 2003      September 30, 2002
                                        -------------      ------------------
Accounts receivable                       $        -               $      141
Other current assets                              85                      207
                                           ---------               ----------
     Total current assets                         85                      348

Property, plant and equipment, net                 -                      800
Other assets                                       -                        9
                                           ---------               ----------
     Total non-current assets                      -                      809
                                           ---------               ----------
     Total assets                         $       85              $     1,157
                                          ==========              ===========

Accounts payable                          $       16              $       668
Accrued payroll and related expenses              50                       37
Other accrued expenses                           189                      720
                                          ----------              -----------
     Total current liabilities            $      255              $     1,425
                                          ==========              ===========

        Net assets of discontinued
          operations                      $     (170)             $      (268)
                                          ==========              ===========

(4) Financing Arrangements
    ----------------------

     On January 14, 2003, the Company completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility"), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the Company's directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against the Company's Edinburg, Texas real estate which loan is due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the Company's plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to the Company's prior lenders who retained a subordinated interest in substantially all of the Company's assets until the Texas real estate was sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000. On February 28, 2003, the Company sold its Edinburg, Texas facility for $875,000 and paid off $700,000 in term loans related to the facility including $100,000 to the Company's prior lender. The availability under the revolver was $1.9 million on June 27, 2003.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 2003



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

                                                      3 MONTHS        3 MONTHS        9 MONTHS        9 MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                     JUNE 27,2003   JUNE 28, 2002   JUNE 27, 2003     JUNE 28, 2002
                                                    -------------  ---------------  --------------    --------------
Net earnings, as reported                             $    853      $  (6,868)       $   2,022        $   (12,860)

Pro forma net earnings                                $    695      $  (6,858)       $   2,143        $   (12,830)

Earnings per share:
   Basic - as reported                                $   0.11      $  (0.89)        $   0.26           $   (1.67)
   Basic - pro forma                                  $   0.09      $  (0.89)        $   0.27           $   (1.67)
   Diluted - as reported                              $   0.10      $  (0.89)        $   0.25           $   (1.67)
   Diluted - pro forma                                $   0.08      $  (0.89)        $   0.26           $   (1.67)



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

Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended June 27, 2003, Compared to the Three Months Ended June 28, 2002.
          -----------------------------------------------------------

     Net sales for the three month period ended June 27, 2003, were $14.0 million, compared to $6.0 million for the comparable period of the prior fiscal year, an increase of 133 percent. The increase in sales is primarily due to increased demand from IEC's major customers. Turnkey sales were 95 percent of net sales in the quarter as compared to 87 percent for the comparable period of the prior year.

     Gross profit was $1.8 million or 13 percent of sales for the three month period ended June 27, 2003, versus $0.4 million or 7 percent of sales in the comparable period of the prior year. The increase in gross profit percentage is primarily due to IEC's concerted efforts to reduce manufacturing overhead costs.

     Selling and administrative expenses decreased to $0.8 million in the three months ended June 27, 2003, from $0.9 million in the comparable period of the prior year, a decrease of 9 percent. This decrease is primarily due to a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses decreased to 6 percent from 14 percent in comparison to the same quarter of the prior fiscal year.

     IEC recorded a pre-tax charge of $448,000 in the three months ended June 28, 2002. This was due to the restructuring and reduction in workforce at IEC's Newark, NY facility.

     IEC also recorded a pre-tax charge of $500,000 in the three months ended June 28, 2002. This was due to an additional writedown of IEC's Alabama building held for sale as a result of a softening in the comercial real estate market.

     IEC has recorded no income tax expense as a result of its net operating loss carryforwards that were created in prior years and that will be utilized against current and future year income.

     Net income from continuing operations for the three months ended June 27, 2003 was $0.9 million versus a loss of $(1.7) million in the comparable quarter of the prior year. Diluted income per share from continuing operations was $0.10 as compared to diluted loss per share from continuing operations of $(0.22) in the comparable quarter of the prior fiscal year.

Management's Discussion and Analysis of Financial Condition and
Results of Operations
---------------------------------------------------------------
Results of Operations - Nine Months Ended June 27, 2003, Compared to Nine Months Ended June 28, 2002.
--------------------------------------------------------------------------------

     Net sales for the nine month period ended June 27, 2003, were $39.1 million, compared to $30.7 million for the comparable period of the prior year, an increase of 27%. Turnkey sales were 94 percent of net sales in the nine month period as compared to 92 percent for the comparable period of the prior fiscal year.

     Gross profit was $4.0 million or 10 percent of sales for the nine month period ended June 27, 2003, versus $0.5 million or 1.7 percent of sales in the comparable period of the prior year. Gross profit benefited from a $450,000 adjustment in net inventory reserves related to excess inventory that was used in operations or sold back to customers. Gross profit was negatively impacted by a $557,000 provision made against a promissory note from Acterna Corporation.
Otherwise, the increase in gross profit percentage is primarily due to IEC's concerted efforts to reduce manufacturing overhead costs.

     Selling and administrative expenses decreased to $2.4 million in the nine months ended June 27, 2003, from $3.6 million in the comparable period of the prior fiscal year, a decrease of 33%. This decrease is primarily due to a decrease in the number of employees. As a percentage of net sales, selling and administrative expenses decreased to 6 percent from 12 percent in comparison to the same quarter of the prior fiscal year.

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

     IEC had other income of $709,000 for the nine months ended June 27, 2003. Of the other income, $578,000 was related to negotiated forgiveness of accounts payable owed to various creditors, and $50,000 related to the sale of its Alabama facility as discussed in IEC's FOrm 10Q for the quarter ended December 27, 2002.

     IEC has recorded no income tax expense as a result of its net operating loss carryforwards that were created in prior years and that will be utilized against current and future year income.

     Net income from continuing operations for the nine month period was $1.8 million versus net loss from continuing operations of $(5.2) million in the comparable period of the prior fiscal year. Diluted earnings per share from continuing operations was $0.23 as compared to diluted income per share from continuing operations of $(0.67) in the comparable period of the prior fiscal year.


Discontinued Operations
-----------------------

     On June 18, 2002, IEC signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. As of June 27, 2003, no additional amounts were earned under the agreement. Under the terms of a related agreement, IEC and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. EPI paid IEC $315,000 in June 2002, $265,000 in July 2002 and $150,000 in September 2002. IEC recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at June 27, 2003 was $193,000. It is anticipated that all remaining charges against the accrual will be made by September 2003. The Consolidated Financial Statements and related notes have been restated, where applicable, to reflect IEC-Mexico as a discontinued operation.

     On February 28, 2003, IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Significant Events
------------------

     The Company's revenues are derived primarily from sales to North American customers in the industrial and telecommunications industries and are concentrated among specific companies. During Fiscal 2002, two customers accounted for 67% of consolidated net sales. During the first nine months of 2003, two customers accounted for 90% of consolidated net sales.

     One of these customers has announced its intention to begin manufacturing most of the products it currently purchases from the Company at its own facility. The Company believes that it will be able to retain a piece of that business.

     The Company has recently added several new customers and has received additional business from existing customers. Furthermore, the Company expects to add additional customers in the near future.


Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statements of Cash Flows for the nine months ended June 27, 2003, net cash provided by operations was $2.7 million and $1.4 million was provided from the sale of the property. Of this, $2.7 million was used to reduce IEC's debt.

     On January 14, 2003, IEC completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility"), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the IEC directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against IEC's Edinburg, Texas real estate which loan was due at the earlier of the sale of that real estate or one year from the date of closing. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. Of the funds provided by the new financing, $1,540,016 was used to repay all but $100,000 of indebtedness to IEC's prior lenders who will retain a subordinated interest in substantially all of IEC's assets until the Texas real estate is sold. On January 14, 2003, following the completion of the financing, the availability under the revolver was $1,200,000. On February 28, 2003, IEC sold its Edinburg, Texas facility for $875,000 and paid off $700,000 in term loans related to the facility. The availability under the revolver was $1.9 million on June 27, 2003.

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

     (b) Changes in internal controls. Subsequent to the date of that evaluation, there have been no significant changes in IEC's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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

Item 2 -- Changes in Securities and Use of Proceeds

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

     (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on May 5, 2003. It announced earnings for the three months ended March 28, 2003 and a press release relating to the earnings was attached thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: July 21, 2003                  /s/ W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                          Chairman and
                                          Acting Chief Executive Officer




Dated: July 21, 2003                  /s/ Brian H. Davis
                                   ------------------------------
                                          Brian H. Davis
                                          Chief Financial Officer and Controller

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


Date:  July 21, 2003                               IEC Electronics Corp.




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


     I, Brian H. Davis, certify that:

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

Date: July 21, 2003                               IEC Electronics Corp.



                                                 By: /s/ Brian H. Davis
                                                 --------------------------
                                                 Brian H. Davis
                                                 Chief Financial Officer
                                                 and Controller