Form 10-K
period 2003-09-30
IEC ELECTRONICS CORP
filed 2003-11-21
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 2003 or
                                 ------------------


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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  Yes           No X
                                       --          --

     The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $14,405,848 as of November 19, 2003, based upon the closing price of the registrant's common stock on the Over The Counter Bulletin Board on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

     As of November 19, 2003, there were outstanding 8,047,960 shares of Common Stock.

Documents incorporated by reference:

     Portions of IEC Electronics Corp.'s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I
                                                                         PAGE

Item 1:  Business.....................................................     4
Item 2:  Properties...................................................     7
Item 3:  Legal Proceedings............................................     8
Item 4:  Submission of Matters to a Vote of Security Holders..........     8
         Executive Officers of Registrant.............................     8


                                     PART II


Item 5:  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6:  Selected Consolidated Financial Data.........................    10
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    11
         Factors Affecting Future Results.............................    16
Item 7A: Quantitative and Qualitative Disclosures about Market Risk...    19
Item 8:  Financial Statements and Supplementary Data..................    19
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    19
Item 9A: Controls and Procedures......................................    19


                                    PART III


Item 10: Directors and Executive Officers of the Registrant...........    19
Item 11: Executive Compensation.......................................    21
Item 12: Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    20
Item 13: Certain Relationships and Related Transactions...............    20
Item 14: Principal Accountant Fees and Services.......................    20

                                    PART IV


Item 15: Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................    20


                  "SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section-27A of the Securities Act of 1933 and section-21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe", "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K are made only as of the date of this Report on Form-10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

                                     PART I


ITEM 1.  BUSINESS
-----------------

     IEC Electronics Corp. ("IEC", "We", "Our") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. We provide high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing computer controlled manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, we offer our customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

     IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation which was organized in 1966. In June 1992, we acquired an EMS provider in Edinburg, Texas which it renamed IEC Electronics-Edinburg, Texas Inc. ("Texas"). In November 1994, we acquired an EMS provider in Arab, Alabama, which we renamed IEC Arab, Alabama Inc. ("Alabama"). In August 1998, through an Irish subsidiary, IEC Electronics - Ireland Limited, ("Longford"), we acquired certain assets of an EMS provider located in Longford, Ireland. In February 2001, we acquired IEC Electronicos de Mexico, located in Reynosa, Mexico ("Mexico").

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries.

     In October 1998, we closed our Alabama facility. In October 2002, we sold the facility for $600,000. All significant intercompany transactions and accounts have been eliminated.

     On  June  18,  2002,  we  signed  an  Asset  Purchase   Agreement  to  sell
substantially all of our Mexican assets to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. No earn-out amounts were received. In addition, EPI was to pay to IEC commissions based on the net selling price of products shipped to certain former customers of IEC. No such commissions were received. Under the terms of a related agreement, IEC and Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. IEC recorded an after-tax loss on the sale of the business of approximately $3.1 million.

     In June 2002, IEC's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. In connection with this restructuring, IEC recorded a $448,000 charge to earnings during fiscal 2002 relating primarily to severance. All related payments were made as of September 30, 2003.

     On February 28, 2003, we sold our Edinburg, Texas facility for $875,000 and completed our restructuring initiative. As a result, we recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

     We achieved world-class ISO:9001-2002 certification in fiscal 2003 at our Newark, New York plant. In fiscal 2002, IEC became an FDA registered contract manufacturer of medical devices. These certifications are international quality assurance standards that most OEMs consider crucial in qualifying their EMS providers.

     Our New York facility is self-certified to previously recognized British Approvals Board for Telecommunications standards, allowing it to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market.

     During 1998, we opened a state-of-the-art 10,000 square foot Technology Center at our Newark, New York manufacturing facility. During 2000, the Technology Center added pilot build to its services, which also include prototype assembly, design engineering services, and our Advanced Materials Technology Laboratory.

     Our executive offices are located at 105 Norton Street, Newark, New York 14513. The telephone number is (315) 331-7742, and our internet address is www.iec-electronics.com.

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

     We continually evaluate emerging technology and maintain a technology road map to ensure relevant processes are available to our customers when commercial and design factors so indicate. The current generation of interconnection technologies include chip scale packaging and ball grid array (BGA) assembly techniques. We have placed millions of plastic BGA's since 1994 and added Ceramic BGA placement for networking customers to our service offerings in fiscal 2001. Future advances will be directed by our Technology Center which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory, and is supported by our Design Engineering Group.

     We are well positioned to utilize our very experienced workforce with technical expertise. Our emphasis is on building the most challenging complete systems with current work for Excel Switching, ViaSat and Teradyne as examples. IEC has positioned itself as a leader of lead-free solder assembly technology through early development and technical publications. Lead-free is mandated by July 2006 for many electronic products sold in Europe.


IEC's Strategy

     Our strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs in the electronics industry. These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, we offer our customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.

Assembly Process

     We generally enter into formal agreements with our significant customers. These agreements generally provide for fixed prices for one year, absent any customer changes which impact cost of labor or material, and rolling forecasts of customer requirements. After establishing an OEM relationship, we offer our consultation services with respect to the manufacturability and testability of the product design. We often recommend design changes to reduce manufacturing costs and to improve the quality of the finished assemblies, and in some instances will produce original designs to the customer's specifications.

     Upon receipt, a customer's order is entered into our computer system by customer service personnel and is reviewed by all departments. The Production Control Department generates a detailed manufacturing schedule. Bills of material and approved vendor lists are reviewed by the Engineering Department, which creates a detailed process to direct the flow of product through the plant. The Material Control Department utilizes a material requirement planning
(MRP) program to generate the requisitions used by the Purchasing Department to procure all material and components from approved vendors in the quantities and at the time required by the production schedule.

     We assign a program manager to each customer. The program manager maintains regular contact with the customer to assure timely and complete flow of information between the customer and us. Many products we manufacture are in the early stages of their product cycle and therefore undergo numerous engineering changes. In addition, production quantities and schedules of certain products must be varied to respond to changes in customers' marketing opportunities. We assess the impact of such changes on the production process and take the appropriate action, such as restructuring bills of material, expediting procurement of new components and adjusting its manufacturing and testing plans. We believe that our ability to provide flexible and rapid response to customer needs in high change environment is critical to our success.


Products and Services

     We manufacture a wide range of assemblies which are incorporated into many different products. We provide electronic manufacturing services primarily for broadband telecommunications equipment; measuring devices; medical instrumentation; imaging equipment and diagnostic test equipment. During the fiscal year ended September 30, 2003 we provided electronics manufacturing services to approximately 20 different customers, including Motorola ("Motorola"), Teradyne Diagnostic Solutions UK ("Teradyne Diagnostic"), Teradyne Test Division ("Teradyne Test"), and General Electric Transportation ("GE"). We provide our services to multiple divisions and product lines of many of our customers and typically manufacture for a number of each customer's successive product generations. In most cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.


Materials Management

     We generally procure material only to meet specific contract requirements. In addition, our agreements with our significant customers generally provide for cancellation charges equal to the costs which are incurred by us as a result of a customer's cancellation of contracted quantities. Our internal systems provide effective controls for all materials, whether purchased by us or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.


Availability of Components

     Substantially all of our net sales are derived from turnkey manufacturing in which we provide both materials procurement and assembly services. We are well positioned with supplier relationships and material procurement expertise to acquire needed materials. However, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond our control and could adversely affect revenue levels and operating efficiencies.

Suppliers

     We have a Master Distribution Program in place with Arrow Electronics. This alliance has the benefit of reducing lead time on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during periods of component allocation, providing better payment terms, reducing overhead cost, providing access to in-house stores and providing access to global resources.

Marketing and Sales

     During 2003, we have successfully maintained and grown sales through increases in services to existing customers. We are successfully pursuing new business through the efforts of five newly contracted manufacturing representative firms and our long-term relationship with a strong New England representative firm headquartered in Boston. In addition to our sales and marketing staff, our executives are closely involved with marketing efforts. We conduct market research to identify industries and to target companies where the opportunity exists to provide electronic manufacturing services across a number of product lines and product generations.

     Our sales effort is supported by advertising in trade media, sales literature, internet website, video presentations, participation in trade shows and direct mail promotions. Inquiries resulting from these advertising and public relations activities are assigned to the representative covering the customer's location. In addition, referrals by existing customers are an important source of new opportunities. Our objective is to sell complex, high-mix, full systems to regional customers who require both our technical expertise and our ability to execute in a dynamic engineering change environment. These customers can be found in many diverse industries including telecommunications, medical, transportation, defense, avionics and others.


Backlog

     Our backlog as of September 30, 2003 and September 30, 2002 was approximately $6.7 million and $8.5 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially all of the current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us and customer delivery requirements may result in substantial fluctuations in backlog from period to period.


Governmental Regulation

     Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that our business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which, respectively, pertain to health and safety in the work place and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to us. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for us.


Employees

     IEC's employees numbered 182 at October 28, 2003, including 13 employees engaged in engineering, 153 in manufacturing and 16 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.


Patents and Trademarks

     We hold patents unrelated to electronics manufacturing services and also employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.


ITEM 2.  PROPERTIES
-------------------

     Our administrative and manufacturing facility is located in Newark, New York and contains an aggregate of approximately 300,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Except as set forth below, there are no material legal proceedings pending to which IEC or any of its subsidiaries is a party or to which any of IEC's or subsidiaries' property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or any of its subsidiaries.

     An action was commenced in United States District Court for the Southern Division of Texas against IEC and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. IEC has denied liability and the case is still in the discovery phase. A trial is tentatively scheduled for March 2004.

     On August 13, 2003 an action was commenced by General Electric Company ("GE"), in the state of Connecticut against IEC and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. IEC has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. The position of IEC is that the contract with GE was substantially completed and that it has meritorious defenses and a cross claim against Vishay.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      During the fourth quarter of fiscal 2003, no matters were submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  IEC's executive officers as of September 30, 2003, were as follows:

      Name                  Age           Position

W. Barry Gilbert            57          Chairman of the Board, Director and
                                        Acting Chief Executive Officer

Bill R. Anderson            58          Vice President and
                                        Chief Operating Officer

Brian H. Davis              49          Vice President, Chief Financial Officer
                                        and Controller

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

     Brian H. Davis joined IEC in April 2003 as Vice President, Chief Financial Officer and Controller. Mr. Davis previously served as Vice President of Finance from 1996 - 2003 at Thermo Spectronic, a manufacturer of laboratory equipment located in Rochester, NY. Prior to that, Mr. Davis functioned in various Controller positions with Life Sciences International and Milton Roy Company.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

      (a)  Market Information.

     IEC's Common Stock began trading on The Over the Counter Bulletin Board ("OTCBB") under the symbol IECE.OB on December 3, 2002. Prior to that, IEC's Common Stock was traded on the Nasdaq Stock Market.

     The following table sets forth, for the period stated, the high and low closing sales prices for the Common Stock as reported on The Nasdaq Stock Market or the OTCBB, as applicable.

                                              Closing Sales Price
      Period                                   High        Low
October 1, 2001 - December 31, 2001            $ 0.850     $ 0.400
January 1, 2002 - March 31, 2002               $ 0.680     $ 0.360
April 1,2002    - June 30, 2002                $ 0.570     $ 0.110
July 1, 2002    - September 30, 2002           $ 0.160     $ 0.070
October 1, 2002 - December 31, 2002            $ 0.270     $ 0.060
January 1, 2003 - March 31, 2003               $ 0.570     $ 0.070
April 1, 2003   - June 30, 2003                $ 0.980     $ 0.390
July 1, 2003    - September 30, 2003           $ 1.530     $ 0.650



     The closing price of IEC's Common Stock on the OTCBB on November 19, 2003, was $1.79 per share.

      (b)  Holders.

     As of November 19, 2003, there were approximately 158 holders of record of IEC's Common Stock.

      (c)  Dividends.

     IEC has never paid dividends on its Common Stock. It is the current policy of the Board of Directors of IEC to retain earnings for use in our business. Certain financial covenants set forth in IEC's current loan agreement prohibit IEC from paying cash dividends. We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     The  following  table  sets  forth  information   concerning  IEC's  equity
compensation plans as of September 30, 2003.

  Plan Category                 Number of securities        Weighted-average         Number of securities
                                  to be issued upon         exercise price of       remaining available for
                                     exercise of          outstanding options,       future issuance under
                                 outstanding options,     warrants and rights         equity compensation
                                 warrants and rights                                   plans (excluding
                                                                                      securities reflected in
                                                                                          column (a))
                                         (a)                       (b)                        (c)
 Equity compensation plans
 approved by security holders         1,310,800                   $1.25                      242,916

 Equity compensation plans not
 approved by security holders             -                         NA                          -


 Total                                1,310,800                   $1.25                      242,916


Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                            Years Ended September 30,
                                 2003           2002            2001            2000            1999
                             -------------------------------------------------------------------------------
Income statement data

Net sales                        $ 48,201       $ 39,365        $114,771        $146,359        $122,593
                             -------------------------------------------------------------------------------

Gross profit (loss)                 4,930       $  2,297        $  2,942        $ 10,339        $ (4,888)
                             -------------------------------------------------------------------------------

Operating income (loss)             2,074       $ (3,026)       $(16,208)       $  2,019        $(19,172)
                             -------------------------------------------------------------------------------

Income (loss) from
  continuing operations             2,413       $ (3,771)       $(17,439)       $  2,411        $(18,005)
                             -------------------------------------------------------------------------------
Income (loss) from
  discontinued operations             184       $ (7,208)       $(11,833)       $(10,442)       $ (2,560)
                             -------------------------------------------------------------------------------

Net income (loss)                   2,597       $(10,979)       $(29,272)       $ (8,031)       $(20,565)
                             -------------------------------------------------------------------------------

Income (loss) from continuing operations per common and common equivalent share:
    Basic                        $   0.31       $  (0.49)       $  (2.28)       $   0.32        $  (2.38)
    Diluted                      $   0.29       $  (0.49)       $  (2.28)       $   0.32        $  (2.38)
                            --------------------------------------------------------------------------------
Income (loss) from discontinued operations per common and common equivalent share:
    Basic                        $   0.02       $  (0.94)       $  (1.55)       $  (1.38)       $  (0.34)
    Diluted                      $   0.02       $  (0.94)       $  (1.55)       $  (1.38)       $  (0.34)
                            --------------------------------------------------------------------------------
Net income (loss) per common and common equivalent share:
    Basic                        $   0.33       $  (1.43)       $  (3.83)       $  (1.06)       $  (2.72)
    Diluted                      $   0.31       $  (1.43)       $  (3.83)       $  (1.06)       $  (2.72)
                            --------------------------------------------------------------------------------

Common and common
equivalent shares
    Basic                           7,899          7,692           7,651           7,590           7,563
    Diluted                         8,274          7,692           7,651           7,590           7,563
                            --------------------------------------------------------------------------------

Balance sheet data

Working capital (deficiency)     $  1,329       $ (3,572)       $  1,163(1)     $ 30,860        $ 33,424
                            --------------------------------------------------------------------------------

Total assets                     $ 10,506       $ 15,065        $ 38,127        $ 89,561        $ 93,919
                            --------------------------------------------------------------------------------

Long-term debt, less current
 maturities                      $  1,390       $  1,268        $      -        $ 15,266        $ 16,547
                             -------------------------------------------------------------------------------


Shareholders' equity             $  3,414       $    799        $ 11,809        $ 41,008        $ 48,845
                             -------------------------------------------------------------------------------

          (1) All debt is recorded as current for reporting purposes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         --------------------------

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

     The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements, the related Notes to Financial Statements and the Five-Year Summary of Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10K.


Overview
--------

     We had a successful year in fiscal 2003 as we completed our restructuring and returned to profitability. We were profitable during each quarter of 2003. Long term debt has been reduced by $2.6 million since our January 14, 2003 refinancing. We took a number of important steps in 2003, including a continued emphasis on business development. During the year, we were able to add five new manufacturer's representative organizations, several new customers and win new business from existing customers.


Analysis of Operations
----------------------

      Sales
      -----
     (dollars in millions)

                                                         %                %
     For Year Ended September 30,     2003     2002   Change    2001    Change
                                      ----     ----   ------    ----    ------

     Net sales                        $48.2    $39.4   22.3%    $114.8    (66)%

     The increase in fiscal 2003 net sales compared to fiscal 2002 was primarily due to increased demand from our major customers.

     The decrease in fiscal 2002 net sales compared to fiscal year 2001 was primarily due to the loss of 4 major customers and the significant downturn in the telecommunications and industrial sectors of the U.S. economy.


Gross Profit and Selling and Administrative Expenses
----------------------------------------------------
(as a % of Net Sales)


      For Year Ended September 30,           2003        2002        2001
                                             ----        ----        ----

      Gross profit                           10.2%       5.8%         2.6%

      Selling and administrative expenses     6.1%      10.7%         6.1%

     Gross profit as a percentage of sales was 10.2% in fiscal 2003 as compared to 5.8% in fiscal 2002. The increase of more than 4 percentage points was primarily attributable to our concerted efforts to reduce manufacturing overhead.

     Gross profit as a percentage of sales was 5.8% in fiscal 2002 as compared to 2.6% in fiscal 2001. The increase of more than 3 percentage points was primarily attributable to the sale of fully reserved inventory to Acterna Corporation for $1.1 million as part of an out of court settlement. In addition, the 2001 amount was considerably lower due to the charge against inventory and receivables.

     Selling and administrative expenses as a percentage of sales decreased to 6.1% in fiscal 2003 compared to 10.7% in fiscal 2002. The decrease is primarily due to a decrease in the number of employees.

     Selling and administrative expenses as a percentage of sales increased to 10.7% in fiscal 2002 compared to 6.1% in fiscal 2001 as certain costs remained fixed with a significantly lower sales volume.


Other Income and Expense
------------------------
(dollars in millions)


      For Year Ended September 30,        2003        2002        2001
                                          ----        ----        ----

      Interest and financing expense      $0.6        $0.9        $1.3

      Other income                        $0.7        $0.2        $  -


     Interest and financing expense decreased $0.3 million to $0.6 million in fiscal 2003 from $0.9 million in fiscal 2002. This is primarily due to debt reduction that was achieved due to favorable cash flow from operations. Interest and finance expense decreased $0.4 million to $0.9 million from $1.3 million in fiscal 2001. This was also due to debt reduction.

     We had other income of $0.7 million in fiscal 2003. $0.6 million was related to negotiated forgiveness of accounts payable owed to various creditors and $0.1 million was related to the sale of our Alabama facility.

     Other income of $0.2 million in fiscal 2002 is composed of interest income received from Acterna Corporation as part of an out of court settlement.



Income Taxes
------------
(as a % of income (loss) before income taxes)

      For Year Ended September 30,        2003        2002        2001
                                          ----        ----        ----

      Effective tax rate                 (12.1)%          -%        (0.1)%


     We recorded a $260,000 tax benefit during fiscal 2003. This is due to a $250,000 adjustment against valuation allowances that had been established against our net deferred tax assets and $10,000 from the utilization of a state net operating loss carryforward. We continue to maintain a large valuation allowance against our net deferred tax assets including the net operating loss carryforward.

     In fiscal 2001, we recorded an income tax benefit from the receipt of a prior year state refund in the amount of $95,000.


Restructuring Charge (Benefit)
-----------------------------
(dollars in millions)

       For Year Ended September 30,        2003        2002        2001
                                           ----        ----        ----
                                           ($0.1)      $0.2        $  -


     During Fiscal 2003, we recorded a benefit from restructuring of $63,000. This was due to certain severance payments accrued in 2002 that will no longer be paid out.

     In June 2002, our Board of Directors approved a restructuring and reduction of workforce plan at our Newark, NY facility. In connection with this restructuring, we recorded a $448,000 charge to earnings in fiscal 2002 relating primarily to severance. Offsetting this charge was a $240,000 reduction in a reserve previously recorded for our Arab, Alabama facility that was no longer needed due to the sale of the facility in October 2002.

Asset Impairment Writedown
--------------------------

     In assessing and measuring the impairment of long-lived assets, we apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

     During the fourth quarter of 2001, certain fixed assets and intangible assets were identified as impaired. As a result of the overall softening of the electronics manufacturing services industry and a change in our business strategy, we did not believe that their future cash flows supported the carrying value of the long-lived assets and goodwill. The current market values were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The effect of this impairment  recognition  totaled  approximately  $12.6  million,  of which  $9.6 million represented a writeoff of goodwill and $3.0 million represented a writedown of property, plant and equipment.

     During August 1998, we initiated a plan to dispose of our Arab, Alabama facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $900,000 for fiscal 2002. The facility was sold in October 2002 for $600,000.

     During April 2001, we initiated a plan to dispose of our Edinburg, Texas facility. In conjunction with this decision, the asset was written down to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $1.04 million for fiscal 2002 and was reflected in discontinued operations. The facility was sold on February 28, 2003 for $875,000.


Discontinued Operations
-----------------------

     On June 18, 2002, we signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. No earn-out amounts were received. Under the terms of a related agreement, IEC and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. We recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at September 30, 2003 was $216,000. It is anticipated that all remaining charges against the accrual will be made by December 2003.

     On February 28, 2003, We sold its Edinburg, Texas facility for $875,000 and completed its restructuring initiative. As a result, we recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.


Significant Events
------------------

     A small number of customers are currently responsible for a significant portion of our net sales.

     One of these customers has announced its intention to begin manufacturing most of the products it currently purchases from IEC at its own facility. We believe that we will be able to retain a piece of that business.

     We have recently added several new customers and have received additional business from existing customers. Furthermore, we expect to add additional customers in the near future.

Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statements of Cash Flows for Fiscal 2003, net cash provided by operations was $4.6 million. Of this, $4.1 million was used to reduce IEC's debt.

     On January 14, 2003, we completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility"), a $2,200,000 Secured Term Loan (the "Term Loan") and a $100,000 infusion by certain of the IEC directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against our Edinburg, Texas real estate which was paid in full upon the sale of the facility in February 2003. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. The availability under the revolver was $2.2 million on September 30, 2003.

     $0, $467,000, and $1,125,000 were outstanding at September 30, 2003 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We are in compliance with these covenants. In connection with the financing, we entered into agreements with certain of our trade creditors providing for extended payment terms involving an aggregate of approximately $2.0 million of past due balances. In addition, certain trade creditors agreed to discounted payment terms. Such discounts amounted to $0.6 million and were recorded in the first half of fiscal 2003.


Application of Critical Accounting Policies
-------------------------------------------

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of long-lived assets, accounting for legal contingencies and accounting for income taxes.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

Impact of Inflation
-------------------

     The impact of inflation on our operations has been minimal due to the fact that we ares able to adjust its bids to reflect any inflationary increases in cost.


New Pronouncements
------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We adopted this standard on October 1, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 did not have a material effect on our financial position, results of operations or cash flows.


     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". We adopted this standard as of October 1, 2002 with no material effect on our financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. We adopted this standard as of January 1, 2003 with no material effect on our financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. We adopted this standard as of January 1, 2003 with no material effect on our financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the pronouncement will have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. IEC continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 beginning in the second quarter of fiscal 2003.

     In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. We do not expect that the pronouncement will have a material impact on our financial position, results of operations or cash flows.

     On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect that the pronouncement will have a material impact on our financial position, results of operations or cash flows.

     On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We do not expect that the pronouncement will have a material impact on our financial position, results of operations or cash flows.


                        FACTORS AFFECTING FUTURE RESULTS


OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

     Our annual and quarterly results may vary significantly depending on various factors, including:

        - adverse changes in general economic conditions
        - the level and timing of customer orders
        - the level of capacity utilization of our manufacturing facility and associated fixed costs
        - the composition of the costs of revenue between materials, labor and manufacturing overhead
        - price competition
        - our level of experience in manufacturing a particular product
        - the degree of automation used in our assembly process
        - the efficiencies achieved in managing inventories and fixed assets
        - fluctuations in materials costs and availability of materials
        - the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

     The volume and timing of orders placed by our customers vary due to variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future.


BECAUSE WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, A REDUCTION IN SALES TO ANY ONE OF OUR CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

     A small number of customers are currently responsible for a significant portion of our net sales. During fiscal 2003, 2002, and 2001, our five largest customers accounted for 93%, 81% and 72% of consolidated net sales, respectively. During fiscal 2003, Motorola and Teradyne accounted for 55% and 32%, respectively, of consolidated net sales. The percentage of IEC's sales to its major customers may fluctuate from period to period.

     We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales. Any consolidation among our customers could further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

OUR CUSTOMERS MAY BE ADVERSELY AFFECTED BY RAPID TECHNOLOGICAL CHANGE.

     Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If technologies or standards supported by our customers' products become obsolete or fail to gain widespread commercial acceptance, our business could be materially adversely affected.


WE DEPEND ON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES; OUR INABILITY TO CONTINUALLY MANUFACTURE SUCH PRODUCTS ON A COST-EFFECTIVE BASIS WOULD HARM OUR BUSINESS.

     Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us.

These factors include:

        - the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;
        - the inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and
        - recessionary periods in our customers' markets.

     If any of these factors materialize or if we are unable to offer technologically advanced, cost effective, quick response manufacturing service to customers, demand for our services would decline and our business would suffer.

MOST OF OUR CUSTOMERS DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH MAKES IT DIFFICULT FOR US TO SCHEDULE PRODUCTION AND ACHIEVE MAXIMUM EFFICIENCY OF OUR MANUFACTURING CAPACITY.

     The volume and timing of sales to our customers may vary due to:

        - variation in demand for our customers' products
        - our customers' attempts to manage their inventory
        - electronic design changes
        - changes in our customers' manufacturing strategy
        - acquisitions of or consolidations among customers
        - recessionary conditions in customers' industries

     Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers' business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals could have a material adverse effect on us in the future.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers' products in the market affects our business. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results.

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of those customers. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results. On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins.

WE COMPETE WITH NUMEROUS PROVIDERS OF ELECTRONIC MANUFACTURING SERVICES, INCLUDING OUR CURRENT OR POTENTIAL CUSTOMERS WHO MAY DECIDE TO MANUFACTURE ALL OF THEIR PRODUCTS INTERNALLY.

     The electronic manufacturing services business is highly competitive. We compete against numerous domestic and foreign manufacturers with global operations as well as those who operate on a local or regional basis. Many of our competitors have international operations and some have substantially greater manufacturing, financial, research and development, and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing.

INCREASED  COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES
FOR OUR SERVICES.

     Some   of  our   competitors   have   substantially   greater   managerial,
manufacturing,   engineering,   technical,   financial,  systems,  research  and
development, sales and marketing resources than we do.

     We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide. As a result, competitors may have a competitive advantage. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

IF WE DO NOT MANAGE OUR BUSINESS EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.

     Our ability to manage our business effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively do so could have a material adverse effect on our results of operations.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES. A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND REDUCE OUR PROFITS.

     Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While many of our customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from a limited number of suppliers. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred. Such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK

     Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for designing, product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.

     In our turnkey operations, we must order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expenses to us. While our customer agreements typically include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our supplies.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

     We manufacture products to our customers' specifications which are highly complex and may, at times, contain design or manufacturing errors or failures. Despite our quality control and quality assurance efforts, defects may occur. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders and may affect our business reputation. In addition, these defects may result in liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for any costs or payments.

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

     The  markets  for  our   manufacturing   and   engineering   services   are
characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

        - hire, retain and expand our qualified engineering and technical personnel;
        - maintain technological leadership;
        - develop and market manufacturing services that meet changing customer needs; and
        - successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

     Although we believe that our operations provide the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers' changing technological needs and requirements could have an adverse effect on our business.

WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH ANY OF OUR KEY PERSONNEL, THE LOSS OF WHICH COULD HURT OUR OPERATIONS.

     Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on us. We do not have employment agreements or non-competition agreements with our key employees.

COMPLIANCE OR THE FAILURE TO COMPLY WITH CURRENT AND FUTURE ENVIRONMENTAL REGULATIONS COULD CAUSE US SIGNIFICANT EXPENSE.

     We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

THE AGREEMENTS GOVERNING OUR EXISTING DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT UPON THE OPERATION OF OUR BUSINESS.

     The agreements and instruments governing our existing debt and our secured credit facility contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and restrict our ability to:

        - incur debt;
        - incur or maintain liens;
        - make acquisitions of businesses or entities;
        - make investments, including loans, guarantees and advances;
        - engage in mergers, consolidations or certain sales of assets;
        - engage in transactions with affiliates; and
        - pay dividends or engage in stock redemptions.

     Our secured credit facilities are secured by a general security agreement covering receivables, inventory, equipment, intangibles, investment property and deposit accounts and indirectly by a first mortgage on our Newark plant.

     Our ability to comply with covenants contained in our existing debt and our secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which may have a material adverse effect on our financial condition. We are currently in compliance with all of our covenants.

OUR STOCK PRICE MAY BE VOLATILE  DUE TO FACTORS BEYOND OUR CONTROL.

     Our common stock is traded on the Over-the-Counter Bulletin Board The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the EMS industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to its Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information required by this item is incorporated herein by reference to pages 25 through 42 of this Form 10-K and is indexed under Item 14(a)(1) and
(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There have been no disagreements on accounting and financial disclosure matters.


ITEM 9A  CONTROLS AND PROCEDURES
--------------------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on 10-K to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

     In connection with the evaluation described above, our management, including our acting Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the 2004 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the 2004 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2004 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the 2004 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is presented under the caption "Audit Committee Report" contained in the definitive proxy statement issued in connection with the 2004 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as part of this report and as response to Item 8:
                                                                            Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants......................  27
              Consolidated Balance Sheets as of
               September 30, 2003 and 2002..................................  28
              Consolidated Statements of Operations for the years
               ended  September 30, 2003, 2002 and 2001 ....................  29
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2003,
               2002 and 2001................................................  30
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2003, 2002 and 2001......................  31
              Notes to Consolidated Financial Statements....................  32
              Selected Quarterly Financial Data (unaudited)................   42

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

     (3) Exhibits

Exhibit No.                     Title                                       Page

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4 Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration
            No. 33-56498)
3.5         Certificate of Ownership and Merger merging IEC Electronics Corp.
            into DFT Holdings Corp. - Delaware. (Incorporated by reference to
            Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.6 Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration
            No. 33-56498)
3.7 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to
            Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for
            the Quarter ended March 27, 1998)
3.8         Certificate of Designations of the Series A Preferred Stock of
            IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998. (Incorporated by reference to
            Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights
            Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)
10.1*       Form of Indemnity Agreement. (Incorporated by reference to
            Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.2* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1998)
10.3* Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.4* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.5*       Form of Non-Employee Director Stock Option Agreement
            (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.6* IEC Electronics Corp. 2001 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.7        2001 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001).
10.8* IEC Electronics Corp. Savings and Security Plan effective June 1, 1997 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997).
10.9* Amendment to IEC Electronics Corp. Savings and Security Plan effective June 1, 1998. (Incorporated by reference to Exhibit
            10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).
10.10* Amendment to IEC Electronics Corp. Savings and Security Plan effective April 1, 2002 (Incorporated by reference to Exhibit
            10.34 to the Company's Annual Report on Form 10-K for the
            year ended September 30, 2002).
10.11       Loan and Security Agreement dated as of December 28, 1999, among IEC ELECTRONICS CORP. and IEC ELECTRONICS-EDINBURG,
            TEXAS INC. (collectively, "Debtor") and HSBC BANK USA as
            agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital"), as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December
            31, 1999).
10.12 Amendment No. 1 dated as of March 30, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 amount IEC ELECTRONICS CORP. ("IEC) and IEC ELECTRONICS-EDINBURG, TEXAS
            INC. ("IEC-Edinburg") (collectively, "Debtor") and HSBC BANK
            USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2000)
10.13 Amendment No. 2 dated as of December 1, 2000 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC ELECTRONICS CORP. ("IEC") and IEC ELECTRONICS-EDINBURG, TEXAS INC.("IEC-Edinburg")(collectively, "Debtor") and HSBC BANK USA, as Agent ("Agent") and HSBC BANK USA ("HSBC Bank") and GENERAL ELECTRIC CAPITAL CORPORATION ("GE Capital") as Lenders. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended September 30,
            2000).
10.14 Amendment No. 3 dated as of April 24, 2001 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital"). (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).

10.15 Amendment No. 4 dated as of December 21, 2001 ("Amendment") to Loan and Security Agreement originally dated as of December 28, 1999 and originally among IEC Electronics Corp. ("IEC" or "Debtor") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and
            HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") as Lenders.(Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001).
10.16       Amendment No. 5 dated as of February 15, 2002 to Loan and
            Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-
            Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and
            General Electric Capital Corporation ("GE Capital")
            (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2002).
10.17       Amendment No. 6 dated as of February 28, 2002 to Loan and
            Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-
            Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and
            General Electric Capital Corporation ("GE Capital")
            (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2002).
10.18 Amendment No. 7 dated as of March 15, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas Inc. ("IEC-Edinburg") and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2002).
10.19 Amendment No. 8 dated as of April 8, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital")(incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on April
            9, 2002).
10.20 Amendment Number 9 dated as of June 20, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-Edinburg, Texas
            Inc. ("IEC-Edinburg")and HSBC Bank USA, as Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital"); Letter Modifications to Amendment Number 9 dated August 9, 2002, August 23, 2002, September 17,
            2002 and September 24, 2002 (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.21 Amendment Number 10 dated as of October 1, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-
            Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as
            Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.22 Amendment Number 11 dated as of November 13, 2002 to Loan and Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-
            Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as
            Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.23 Amendment Number 12 dated as of January 1, 2003 to Loan and 53 Security Agreement originally dated as of December 28, 1999 among IEC Electronics Corp. ("IEC") and IEC Electronics-
            Edinburg, Texas Inc. ("IEC-Edinburg")and HSBC Bank USA, as
            Agent ("Agent") and HSBC Bank USA ("HSBC Bank") and General Electric Capital Corporation ("GE Capital") (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

10.24* Employment Agreement made as of August 11, 2000 between IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on
            Form 10-K for the year ended September 30, 2000.)
10.25*      First Amendment dated as of October 23, 2001 and effective as of August 21, 2001 to Employment Agreement between IEC
            Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on
            Form 10-K for the year ended September 30, 2001).
10.26* Severance Agreement dated June 6, 2002 between IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.27*      Supplemental Severance Agreement dated December 6, 2002 between
            IEC Electronics Corp. and Thomas W. Lovelock. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
10.28       Loan Agreement between IEC Electronics Corp., and Keltic         43
            Financial Partners, LLP, dated January 14, 2003.
10.29       Loan and Security Agreement between IEC Electronics Corp. and
            Suntrust Bank dated January 13, 2003.                            64
10.30 Supplier agreement between IEC Electronics Corp. and Arrow CMS Distribution Group of Arrow Electronics, Inc. dated December 27,
            2002                                                             69
10.31       Amendment Number 1 to Term Note between IEC Electronics Corp.
            and SunTrust Bank dated September 26, 2003                       73
21.1        Subsidiaries of IEC Electronics Corp.                            74
23.1        Consent of Rotenberg & Co., LLP                                  75
31.1        Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    76
31.2        Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                    77
32.1        Certification of Chief Executive Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002                    78
32.2        Certification of Chief Financial Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002                    79

            *Management contract or compensatory plan or arrangement

            (b) Reports on Form 8-K

     (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on July 21, 2003. It announced earnings for the quarter ended June 27, 2003 and a press release relating to the earnings was attached thereto.

     (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 29, 2003. It announced financial results for the fiscal quarter and the year ended September 30, 2003 and a press release relating to the financial results was attached thereto.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2003.


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


      Signature                Title                          Date

/s/W. Barry Gilbert         Acting Chief Executive Officer and
----------------------      Chairman of the Board
(W. Barry Gilbert)                                             November 21, 2003


/s/Brian H. Davis           Vice President,
-----------------           Chief Financial Officer
  (Brian H. Davis)          and Controller
                                                               November 21, 2003


/s/David J. Beaubien       Director                            November 21, 2003
--------------------
(David J. Beaubien)


/s/Robert P. B. Kidd       Director                            November 21, 2003
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton         Director                            November 21, 2003
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                            November 21, 2003
-------------------
(Justin L. Vigdor)


/s/James C. Rowe           Director                            November 21, 2003
------------------
(James C. Rowe)


/s/Dermott O'Flanagan      Director                            November 21, 2003
---------------------
(Dermott O'Flanagan)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
IEC Electronics Corp.
Newark, New York


     We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. (a Delaware corporation) and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income and shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The financial statements for the year ended September 30, 2001 were audited by other auditors who have ceased operations whose report dated November 16, 2001 (except with respect to the matter discussed in Notes 1 and 5, as to which the date was January 11, 2002), on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.



/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP



Rochester, New York
October 21, 2003

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002

                                 (in thousands)

                                     ASSETS

                                                            2003      2002
                                                        --------------------
CURRENT ASSETS:
  Cash                                                  $   793      $       -
  Accounts receivable                                     4,004          5,480
  Inventories                                             1,633          3,412
  Deferred income taxes                                     250              -
  Other current assets                                      329            186
  Current assets-discontinued operations                    121            348
                                                       -----------------------
        Total current assets                              7,130          9,426
                                                       -----------------------

FIXED ASSETS:
  Land and land improvements                           $    768            768
  Building and improvements                               3,995          3,995
  Machinery and equipment                                46,702         46,501
  Furniture and fixtures                                  5,870          5,850
                                                       -----------------------
SUB-TOTAL GROSS PROPERTY                                 57,335         57,114
LESS ACCUMULATED DEPRECIATION                           (54,161)       (52,781)
                                                       -----------------------
                                                          3,174          4,333

ASSET HELD FOR SALE                                           -            497
LONG-TERM ASSETS-DISCONTINUED OPERATIONS                      -            809
OTHER NON-CURRENT ASSETS                                    202              -
                                                       -----------------------
                                                       $ 10,506      $  15,065
                                                       =======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           2003        2002
                                                      -------------------------
CURRENT LIABILITIES:
  Bank borrowings and current portion of
    long-term debt                                     $  1,277        $  3,128
  Accounts payable                                        2,740           6,250
  Accrued payroll and related expenses                      794             697
  Other accrued expenses                                    675           1,497
  Other current liabilities-discontinued operations         216           1,426
                                                       -------------------------
        Total current liabilities                         5,702          12,988
                                                       -------------------------
LONG TERM VENDOR PAYABLE                                    456               -
LONG TERM DEBT - TOTAL                                      934           1,268
                                                       -------------------------
TOTAL LIABILITIES                                         7,092          14,266

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share
        Authorized - 500,000 shares;
        Issued and outstanding - none                         -               -
   Common stock, par value $.01 per share
        Authorized - 50,000,000 shares;
        Issued - 8,021,960 and 7,692,076 shares,
          respectively                                       80              77
   Treasury stock, 573 shares; at cost                      (11)            (11)
   Additional paid-in capital                            38,479          38,418
   Accumulated deficit                                  (35,042)        (37,640)
   Accumulated other comprehensive loss-
    Cumulative translation adjustments                      (92)            (45)
                                                      -------------------------
        Total shareholders' equity                        3,414             799
                                                      --------------------------
                                                       $ 10,506        $ 15,065
                                                      ==========================

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


                (in thousands, except per share and share data)


                                               2003      2002        2001
                                           ----------------------------------
Net sales                                   $ 48,201   $ 39,365     $114,771

Cost of sales                                 43,271     37,068      111,829
                                            ---------------------------------
    Gross profit                               4,930      2,297        2,942

Operating expenses
   Selling and administrative expenses         2,919      4,209        7,049
   Restructuring (benefit) charge                (63)       214            -
   Asset impairment writedown                      -        900       12,101
                                            ---------------------------------
   Total operating expenses                    2,856      5,323       19,150
                                            ---------------------------------
   Operating income (loss)                     2,074     (3,026)     (16,208)
   Interest and financing expense               (642)      (932)      (1,331)
   Forgiveness of accounts payable               578          -            -
   Other income                                  143        188            5
                                            ---------------------------------
Net income (loss) before income taxes          2,153     (3,771)     (17,534)

(Benefit from) provision for income taxes       (260)         -          (95)
                                            ---------------------------------

Income (loss) from continuing operations       2,413     (3,771)     (17,439)
                                            ---------------------------------
Discontinued operations:
   Income (loss) from operations of IEC-Mexico
     disposed of (net of income taxes of
     $0, $56, and $116 in 2003, 2002 and
     2001, respectively)                         184     (4,069)     (11,833)
   Estimated (loss) on disposal of IEC-Mexico
     (net of income taxes of $0 in 2003,
     2002 and 2001)                                -     (3,139)           -
                                            ---------------------------------
                                                 184     (7,208)     (11,833)
                                            ---------------------------------
Net income (loss)                           $  2,597   $(10,979)   $ (29,272)
                                            =================================


Net income (loss) per common and common equivalent share:
   Basic
    Income (loss) from cont. operations     $   0.31   $  (0.49)   $   (2.28)
    Income (loss) from discont. ops.        $   0.02   $  (0.94)   $   (1.55)
    Income (loss) available to
        common shareholders                 $   0.33   $  (1.43)   $   (3.83)

   Diluted
    Income (loss) from cont. operations     $   0.29   $  (0.49)   $   (2.28)
    Income (loss) from discont. ops.        $   0.02   $  (0.94)   $   (1.55)
    Income (loss) available to
        common shareholders                 $   0.31   $  (1.43)   $   (3.83)

Weighted average number of common and common equivalent shares outstanding:

   Basic                                   7,898,699  7,691,503    7,650,673
                                           ===================================

   Diluted                                 8,273,977  7,691,503    7,650,673
                                           ===================================

   The accompanying notes are an integral part of these financial statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES


 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                 (in thousands)
                                                                                      Accumulated
                                                                                         Other
                                                              Additional   Retained  Comprehensive                Total
                               Comprehensive      Common        Paid-In    Earnings      Income      Treasury  Shareholders
                                   Loss            Stock        Capital   (Deficit)     (Loss)        Stock      Equity
                             ----------------------------------------------------------------------------------------------
BALANCE, September 30, 2000                        $76         $38,332     $2,611           -            $(11)      $41,008


 Shares issued under Directors
   Stock Plan                                       $1             $86                                                  $87


 Net loss                      $(29,272)             -             -     $(29,272)          -               -      $(29,272)

 Other comprehensive loss,
   currency translation
   adjustments                     $(14)             -             -          -          $(14)              -          $(14)
                             ------------------------------------------------------------------------------------------------------
 Comprehensive loss            $(29,286)
                               =========

BALANCE, September 30, 2001                        $77        $38,418    $(26,661)       $(14)           $(11)      $11,809

 Net Loss                      $(10,979)             -              -    $(10,979)          -               -      $(10,979)

 Other comprehensive loss,
   currency translation
   adjustments                     $(31)             -              -           -        $(31)              -          $(31)
                              -----------------------------------------------------------------------------------------------------
Comprehensive loss             $(11,010)
                              ==========

BALANCE, September 30,2002                         $77        $38,418    $(37,640)       $(45)           $(11)         $799

Shares issued under Directors and
  Employee Stock Plan                               $3            $61            -          -               -           $64

Net Income                      $2,597               -              -      $2,598           -               -        $2,598

Other comprehensive loss,
  currency translation
  adjustments                     $(47)              -              -           -        $(47)              -          $(47)
                                                  ----------------------------------------------------------------------------------
Comprehensive income            $2,550
                              ==========

BALANCE, September 30, 2003                        $80        $38,479    $(35,042)       $(92)           $(11)        $3,414

The accompanying notes are an integral part of these financial statements.

                                  Page 30 of 79

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                 (in thousands)
                                                 2003       2002        2001
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  2,597   $ (10,979)  $(29,272)
 Non-cash adjustments:
     (Income) loss from discontinued operations     (184)      4,069     11,833
     Loss on sale of discontinued operations           -       3,139          -
     Depreciation and amortization                 1,457       1,637      4,005
     Gain on sale of fixed assets                    (50)         (6)        (4)
     Goodwill amortization                             -           -        324
     Issuance of directors fees in stock               8           -         87
     Asset impairment writedown                        -         900     12,101
     Changes in operating assets and
       liabilities:
       Accounts receivable                         1,476       5,634      6,232
       Inventories                                 1,779       3,434     14,511
       Deferred income taxes                        (250)          -          -
       Other current assets                         (144)         31        149
       Accounts payable                           (1,325)      1,469     (4,320)
       Accrued expenses                             (724)     (1,362)      (649)
                                                  ------------------------------
        Net cash flows from operating activities   4,640       8,092     14,997
                                                  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment         (274)       (190)   (3,120)
 Proceeds from sale of property                      547          61        20
 Utilization of restructuring provision for
   building/equipment                                  -           -       (40)
 Proceeds from sale of discontinued operations       875         730         -
                                                  ------------------------------
       Net cash flows from investing activities    1,148         601    (3,140)
                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in drafts payable                       (238)       (502)     (639)
 Net payments on revolving credit facilities      (4,395)     (4,708)   (1,884)
 Proceeds from borrowing                           3,500           -         -
 Principal payments on long-term debt             (2,781)     (4,278)   (2,105)
 Debt issuance costs                                (263)          -         -
 Common stock issued under financing plan             50           -         -
 Proceeds from exercise of stock options               6           -         -
                                                  ------------------------------
       Net cash flows from financing activities   (4,121)     (9,488)   (4,628)
                                                  ------------------------------

 Cash (used in) from discontinued operations        (827)        951    (7,215)
                                                  ------------------------------

Change in cash and cash equivalents                  840          30        14
Effect of exchange rate changes                      (47)        (30)      (14)
Cash and cash equivalents, beginning of year           -           -         -
                                                   -----------------------------
Cash and cash equivalents, end of year          $    793   $       -   $     -
                                                   =============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                 $    642   $   1,461   $ 1,860

       Income taxes, net of refunds received    $    (10)  $       -   $   (95)

       Conversion of accounts payable to
         long-term payable                      $    760   $       -   $     -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of accounts payable to debt  $  1,187   $       -   $     -


   The accompanying notes are an integral part of these financial statements.

              IEC ELECTRONICS CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2003, 2002 AND 2001


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------


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


Consolidation
-------------

     The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiary, IEC Electronicos de Mexico ("Mexico"), (collectively, "IEC"). Operations in Texas and Mexico were closed in July 2002. All significant intercompany transactions and accounts have been eliminated.


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


Long-Lived Assets
-----------------

     The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." IEC evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Previously, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

     During fiscal year 2002, the company wrote down the value of its Arab, Alabama facility to its estimated recoverable sales value, net of commissions. The effect of this impairment recognition totaled approximately $900,000.

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


Costs in Excess of Net Assets Acquired
--------------------------------------

     Costs in excess of net assets acquired of $14.1 million were being amortized on a straight-line basis over 40 years. Amortization of $324,000 was charged against operations for the year ended September 30, 2001.

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


New Pronouncements
------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). We adopted this standard on October 1, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred. The associated retirement costs will be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 did not have a material effect on the financial results of the Company.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". The Company adopted this standard as of October 1, 2002 with no material effect on its financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical corrections (SFAS No. 145). The Company adopted this standard as of January 1, 2003 with no material effect on its financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. The Company adopted this standard as of January 1, 2003 with no material effect on its financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148 (SFAS 148), "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. The Company continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 beginning in the second quarter of fiscal 2003.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position, results of operations or cash flows.

     On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position, results of operations or cash flows.

     On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristic of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company does not expect that the pronouncement will have a material impact on its financial position, results of operations or cash flows.


Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2. INVENTORIES
-------------------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                              2003            2002
                            -------          -------

Raw Materials               $ 1,128          $ 2,175
Work-in-process                 498            1,214
Finished goods                    7               23
                            --------         --------
                            $ 1,633          $ 3,412
                            ========         ========


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

     Depreciation and amortization was $1.5 million, $1.8 million, and $4.0 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     The principal depreciation and amortization lives used are as follows:

                                    Estimated
        Description                   Useful
                                      Lives
----------------------------        ------------

Land improvements                         10 years
Buildings and improvements           5 to 40 years
Machinery and equipment              3 to  5 years
Furniture and fixtures               3 to  7 years


4. ASSET HELD FOR SALE
----------------------

     Included in asset held for sale in 2002 was land and land improvements with a net book value of approximately $114,000 and buildings and improvements with a net book value of approximately $383,000.


5. DISCONTINUED OPERATIONS
------------------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. No such Earn-out amounts were received. In addition, EPI was to pay to the Company commissions based on the net selling price of products shipped to certain former customers. No such commissions were received. Under the terms of a related agreement, the Company and Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million.

     Net sales of IEC-Mexico were $0, $10.8 million, and $45.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

     Assets and liabilities of IEC-Mexico to be disposed of consisted of the following at September 30:

                                             2003                    2002
                                          ----------              ----------
Accounts receivable                       $        -               $  141,075
Other current assets                         121,465                  206,746
                                           ---------               ----------
     Total current assets                    121,465                  347,821

Property, plant and equipment, net                 -                  800,000
Other assets                                       -                    9,166
                                           ---------               ----------
     Total non-current assets                      -                  809,166
                                           ---------               ----------
     Total assets                         $  121,465               $1,156,987
                                          ==========              ===========

Accounts payable                          $        -              $  668,232
Accrued payroll and related expenses               -                  37,044
Other accrued expenses                       216,071                 720,222
                                          ----------              -----------
     Total current liabilities            $  216,071              $1,425,498
                                          ==========              ===========

        Net assets to be disposed of      $  (94,606)             $ (268,511)
                                          ===========             ===========


6. RESTRUCTURING
----------------

     In June 2002, the Company's Board of Directors approved a restructuring and reduction of workforce plan at its Newark, NY facility. In connection with this restructuring, the Company recorded a $448,000 charge to earnings in fiscal 2002 relating primarily to severance. All remaining charges against the accrual were made by September 30, 2003.

     In August 1998, the Company announced its plan to close its underutilized Alabama facility. Due to the pending sale of the facility, a benefit of approximately $240,000 was recorded in fiscal 2002 resulting from the reversal of a previously established restructuring reserve which related to building maintenance costs. The Company recorded charges against the accrual of $85,000 in fiscal 2001.


7. LONG-TERM DEBT:
------------------

Long-term debt consists of the following at September 30 (in thousands):

                                             2003      2002
                                            -------  -------

Senior debt facility                       $     -   $ 1,976
Term loans                                   1,592     2,420
Vendor term notes                            1,075         -
Less - Current portion                      (1,277)   (3,128)
                                            --------  -------
                                           $ 1,390   $ 1,268
                                            ========  =======


     As of September 30, 2001, the Company was not in compliance with certain financial covenants under its secured asset-based credit agreement. As of December 21, 2001, the Company's banks waived the non-compliance, amended certain covenants to allow the Company more flexibility and changed the expiration date of the credit agreement. As a result of the January 1, 2003 amendment, the expiration date of the credit agreement was January 17, 2003.

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

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 6%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 which was paid in full upon the sale of the facility in February 2003. The SunTrust Term Loan is secured by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. The prime rate at September 30, 2003 was 4.0%.

     $0, $467,000, and $1,125,000 were outstanding at September 30, 2003 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

     The Keltic and Suntrust loan agreements contain various affirmative and negative covenants including, among other, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In connection with the financing the Company entered into agreement with certain of its trade creditors providing for extended payment terms on past due balances.


     Aggregate debt maturities over the next five years and thereafter are as follows (in thousands):

        2004            $1,277
        2005               918
        2006               391
        2007                67
        2008                14
                   -----------
        Total           $2,667

8. INCOME TAXES:
----------------

     The provision for (benefit from) income taxes in fiscal 2003, 2002 and 2001 is summarized as follows (in thousands):


                                        2003       2002     2001
                                        ----       ----     ----
Current
  Federal                             $     -     $    -   $    -
  State/Other                             (10)         -       21

Deferred
  Federal                                (188)         -        -
  State/Other                             (62)         -        -
                                        ------     -----    -----
  (Benefit from) provision for
     income taxes, net                $  (260)         -       21

     The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):

                                       2003       2002        2001
                                       ----       ----        ----
Net operating loss and AMT
   credit carryovers                  $15,614    $ 14,858   $ 8,167
Asset impairment loss                   1,688       1,688         -
Accelerated depreciation               (1,397)     (1,067)   (1,255)
New York State investment tax credits   3,237       3,237     3,435
Compensated absences                       91         119       293
Inventories                                90         985     3,609
Receivables                                26         151       323
Restructuring reserve                      48         470       711
Other                                     489         666        41
                                       ------       ------    ------
                                       19,886      21,107    16,354
Valuation allowance                   (19,636)    (21,107)  (16,354)
                                       -------     -------   -------
                                      $   250     $     -    $    -
                                       ======      =======   =======

     The Company has a net operating loss carryforward of $45.2 million (expiring in years through 2023). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at September 30, 2003 to be realized as a result of the reversal of existing taxable temporary differences.

     The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2003, 2002 and 2001 are summarized as follows:

                                2003     2002      2001
                                ----     ----      ----
Federal Tax (Benefit) at
  statutory rates               34.0%   (34.0)%   (34.0)%
Goodwill adjustments               -        -       1.5
Provision for state taxes, net
  of Federal Benefit             5.0        -         -
Life Insurance                     -        -      (8.5)
Other                            0.1      1.8       0.2
Utilization of NOL
Carryforwards                  (39.0)       -         -
Valuation Allowance            (12.1)    33.9      39.2
                              -------   ------   -------
                               (12.1)%      -%        -%

9. SHAREHOLDERS' EQUITY:
------------------------

Stock-Based Compensation Plans

     In December 2001, the Board of Directors authorized the 2001 Stock Option and Incentive Plan, reserving 1,500,000 shares of common stock for issuance to directors, officers, consultants or independent contractors providing services to the Company and key employees. This plan superceded a similar plan that was adopted in 1993. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. The Plan was approved by shareholders in February 2002. In conjunction with the approval of this plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under the 2001 plan terminate five years from date of grant.

     Generally, incentive stock options granted during the period between July 1995 through September 2003 vest in increments of 25 percent. Nonqualified stock options granted during fiscal years 1999 to 2003 vest in increments of 33 1/3 percent.


     Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise  Available
    September 30,                      Option    Price     for Grant Exercisable
    -------------                    ---------- --------  ---------- -----------

        2000                           872,375     5.78    436,625       490,917
          Options granted              493,450     1.33
          Options exercised                  -        -
          Options forfeited           (303,125)    7.68
                                     ----------
        2001                         1,062,700     3.17    246,300       414,226
          Options authorized                             1,500,000
          Options terminated                              (246,300)
          Options granted              338,250     0.07
          Options exercised                  -        -
          Options forfeited           (530,100)    2.68
                                     ----------
        2002                           870,850     2.27  1,171,250       362,283
          Options granted              643,200     0.61
          Options exercised            (34,500)    0.17
          Options forfeited           (168,750)    4.26
                                     ----------
       2003                          1,310,800             242,916       649,908



The following table summarizes information about stock options outstanding as of September 30, 2003:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------

                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2003            Life      Price        2003         Price
-------------- ---------------- ----------  --------- ---------------- ---------

 $ 0.070 - $ 0.090      431,500      3.947    $  0.076        326,083   $  0.074
 $ 0.200 - $ 0.210       70,000      5.602    $  0.206         20,000   $  0.203
 $ 0.400                 85,700      6.526    $  0.400              -   $      -
 $ 0.520 - $ 0.730       37,000      5.420    $  0.619          9,875   $  0.540
 $ 0.950                335,000      5.390    $  0.950              -   $      -
 $ 1.313 - $ 1.500      137,000      3.314    $  1.418        112,000   $  1.442
 $ 1.625 - $ 1.875       65,500      3.969    $  1.646         34,750   $  1.655
 $ 2.500 - $ 3.875       40,100      2.416    $  3.637         38,200   $  3.656
 $ 6.25                  86,000      0.082    $  6.250         86,000   $  6.250
 $ 9.75                  23,000      0.625    $  9.750         23,000   $  9.750
                  -------------                          ------------
                      1,310,800                               649,908
                  =============                          ============

     The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $0.14, $0.05 and $0.97, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.30 percent, 4.40 percent and 5.19 percent, for fiscal 2003, 2002 and 2001, respectively; volatility of 76.55 percent, 57.68 percent and 78.76 percent for fiscal 2003, 2002 and 2001, respectively; and expected option life of 6.5 years,
5.0 years and 6.7 years for fiscal 2003, 2002 and 2001, respectively. The dividend yield was 0 percent. Forfeitures are recognized as they occur.


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at the date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income (loss) and net income (loss) per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                                2003                            2002                          2001
                         -------------------              -----------------              -----------------
                           As           Pro                 As         Pro                 As         Pro
                         Reported      Forma              Reported    Forma              Reported    Forma
                         --------     ------              --------    -------            --------   -------
Net income (loss)      $  2,597        $ 2,539           $(10,979)   $(10,940)            $(29,272)   $(29,503)
                       =========       =========         =========   ==========           =========   =========

Net income (loss)
  per common and
  common equivalent
  share:
   Basic               $   0.33        $  0.32           $  (1.43)   $  (1.42)            $  (3.83)   $  (3.86)
                        ========        ========          =========   =========           =========    ========

   Diluted             $   0.31        $  0.29           $  (1.43)   $  (1.42)            $  (3.83)   $  (3.86)
                        ========        ========          =========   =========           =========    ========


     Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Treasury Stock

     The treasury balance is 573 shares with a book value of $11,000.


10. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:
---------------------------------------------------

     Financial instruments which potentially subject the Company to concentrations of a significant credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

     The Company's revenues are derived primarily from sales to customers in the industrial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 2003, two customers accounted for 55 percent and 32 percent of the Company's net sales. For the fiscal year ended September 30, 2002, two customers accounted for 44 percent and 23 percent of the Company's net sales. For the fiscal year ended September 30, 2001, four customers accounted for 18 percent, 17 percent, 15 percent and 14 percent of the Company's net sales.

     At September 30, 2003, amounts due from two customers represented 34 percent and 32 percent of trade accounts receivable. At September 30, 2002, amounts due from three customers represented 34 percent, 26 percent and 20 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

11. COMMITMENTS AND CONTINGENCIES:
----------------------------------

Lease Commitments

     Effective March 28, 2001, the Company exercised a five-year lease agreement with a five-year renewal option at the Reynosa facility. In June 2002, in conjunction with the sale of IEC-Mexico, IEC and IEC-Mexico were released of all their lease obligations related to the Mexican facility.

     Rental expense for the Mexico facility was $0, $54,000, and $465,000 for fiscal 2003, 2002 and 2001, respectively. These amounts are included in discontinued operations.

     As of September 30, 2003, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $187,000, $352,000, and $178,000 for fiscal 2003, 2002 and 2001, respectively.


Litigation
----------

     An action was commenced in United States District Court for the Southern Division of Texas against IEC and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The Company has denied liability and the case is still in the discovery phase. A trial is tentatively scheduled for March 2004.

     On August 13, 2003 an action was commenced by General Electric Company ("GE"), in the state of Connecticut against IEC and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. IEC has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and a cross claim against Vishay.


12. RETIREMENT PLAN:
--------------------

     The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The match is discretionary and was suspended indefinitely as of October 1, 2001. There was no matching contribution made for fiscal 2002 or 2003. The matching Company contribution was approximately $608,000 for the year ended September 30, 2001. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 2003, 2002, or 2001.

13. SUBSEQUENT EVENTS:
----------------------

     There have been no material subsequent events.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First       Second      Third     Fourth
                                   Quarter      Quarter    Quarter    Quarter
                                  --------     --------   --------   ----------

                                  (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2003:
   Net sales                      $ 9,601      $15,469    $14,030     $ 9,101
   Gross profit                       989        1,246      1,808         886
   Net income from
      continuing operations           443          542        853         575
   Net income from
    discontinued IEC-Mexico
    operations                          -          184          -           -
   Net income                         443          726        853         575

Earnings per share from:
  Continuing operations
     Basic                           0.06         0.07       0.11        0.07
     Diluted                         0.06         0.07       0.10        0.07
  Discontinued IEC-Mexico
   operations
     Basic                              -         0.02          -           -
     Diluted                            -         0.02          -           -
                                    ------      ------     ------      ------
  Net income
     Basic                        $  0.06      $  0.09   $   0.11     $  0.07
                                    ======      ======     ======      ======

     Diluted                      $  0.06      $  0.09   $   0.10     $  0.07
                                    ======      ======     ======      ======


YEAR ENDED SEPTEMBER 30,2002:
   Net sales                      $11,209      $13,478   $ 6,038      $ 8,640
   Gross profit (loss)                379         (269)      416        1,771
   Net (loss) income from
      continuing operations        (1,073)      (2,394)   (1,697)       1,393(1)
   Net (loss) income from
    discontinued IEC-Mexico
    operations                     (1,089)      (1,436)   (5,171)         488(2)
   Net (loss) income               (2,162)      (3,830)   (6,868)       1,881

   Basic and diluted EPS
     Continuing operations          (0.14)       (0.31)    (0.22)        0.18
     Discontinued IEC-Mexico
       operations                   (0.14)       (0.19)    (0.67)        0.06
                                    ------       ------    ------       ------
     Net (loss) income            $ (0.28)     $ (0.50)  $ (0.89)     $  0.24
                                    ======       ======    ======       ======

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