Form 10-Q
period 2003-12-26
IEC ELECTRONICS CORP
filed 2004-01-29
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -
-
Act of 1934

For the quarterly period ended December 26, 2003

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

     Common Stock, $0.01 Par Value - 8,067,820 shares as of January 28, 2004.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               December 26, 2003 (Unaudited) and September 30, 2003..........  3

               Consolidated Statements of Operations for the three months ended: December 26, 2003 (Unaudited) and December 27, 2002
               (Unaudited)...................................................  4

               Consolidated Statements of Cash Flows for the three months ended: December 26, 2003 (Unaudited) and December 27, 2002
               (Unaudited)...................................................  5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................  9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 11

    Item 4. Controls and Procedures.......................................... 11


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  12

     Item 2. Changes in Securities..........................................  12

     Item 3. Defaults Upon Senior Securities................................  12

     Item 4. Submission of Matters to a Vote of Security Holders............  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits and Reports on Form 8-K...............................  12

PART 1       FINANCIAL INFORMATION

Item 1 -- Financial Statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 26, 2003 AND SEPTEMBER 30, 2003
                                 (in thousands)
                                             DECEMBER 26,2003  SEPTEMBER 30,2003
                                             ----------------  -----------------
                      ASSETS                    (Unaudited)

CURRENT ASSETS:
   Cash                                         $      496       $       793
   Accounts receivable                               3,140             4,004
   Inventories                                       1,876             1,633
   Deferred income taxes                               250               250
   Other current assets                                118               329
   Current assets-discontinued operations               54               121
                                                 ----------       ----------
      Total current assets                           5,934             7,130
                                                 ----------       ----------
FIXED ASSETS:
   Land and land improvements                          768               768
   Building and improvements                         3,995             3,995
   Machinery and equipment                          43,461            46,702
   Furniture and fixtures                            5,870             5,870
                                                 ----------       ----------
SUB-TOTAL GROSS PROPERTY                            54,094            57,335
LESS ACCUMULATED DEPRECIATION                      (51,182)          (54,161)
                                                 ----------       ----------
                                                     2,912             3,174
OTHER NON-CURRENT ASSETS                               180               202
                                                 ----------       ----------
                                                 $   9,026        $   10,506
                                                 ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank borrowings and current portion of
    long-term debt                               $   1,222        $    1,277
   Accounts payable                                  1,598             2,740
   Accrued payroll and related expenses                624               794
   Other accrued expenses                              696               675
   Other current liabilities -
    discontinued operations                            210               216
                                                 ----------       ----------
     Total current liabilities                        4350             5,702
                                                 ----------       ----------
LONG TERM VENDOR NOTES                                 371               456
LONG TERM BANK DEBT                                    758               934
                                                 ----------       ----------
TOTAL LIABILITIES                                    5,479             7,092
                                                 ----------       ----------

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share
      Authorized - 500,000 shares;
      Issued and outstanding - none                       -                -
    Common stock, par value $.01 per share
      Authorized - 50,000,000 shares
      Issued - 8,052,710 and 8,021,960 shares,
        respectively (net of 573 treasury shares)        69               69
      Additional paid-in capital                     38,480           38,479
   Accumulated deficit                              (34,910)         (35,042)
   Accumulated other comprehensive loss -
      Cumulative translation adjustments                (92)             (92)
                                                  ----------       ----------
       Total shareholders' equity                     3,547            3,414
                                                  ----------       ----------
                                                  $   9,026       $   10,506
                                                  ==========       ==========

    The accompanying notes are an integral part of these financial statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 26, 2003 AND DECEMBER 27, 2002
                 (in thousands, except share and per share data)



                                    3 MONTHS ENDED       3 MONTHS ENDED
                                   DECEMBER 26, 2003    DECEMBER 27, 2002
                                    --------------      ------------------
                                      (Unaudited)        (Unaudited)

Net sales                                 $  6,519            $  9,601
Cost of sales                                5,948               8,612
                                           -------             -------
     Gross profit                              570                 989
                                           -------             -------
Selling and administrative expenses            579                 753
Restructuring benefit                            -                 (63)
                                           -------             -------
     Operating (loss) profit                    (9)                299

Interest and financing expense                 (90)               (197)
Forgiveness of accounts payable                  -                 245
Other income, net                              231                  96
                                           -------             -------
Net income before income taxes                 132                 443

Income taxes                                     -                   -
                                           -------             -------
Net income from continuing
  operations                                   132                 443
                                          ---------          ----------
Net income                                $    132            $    443
                                          =========          ==========

Net income per common and common equivalent share:

     Basic and Diluted
       Income available to common
           shareholders                   $   0.02            $   0.06

Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,042,188           7,691,188
     Diluted                             8,764,870           7,838,870

   The accompanying notes are an integral part of these financial statements.

                                  Page 4 of 12


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 26, 2003 AND DECEMBER 27, 2002
                                 (in thousands)

                                                     3 MONTHS        3 MONTHS
                                                       ENDED          ENDED
                                                     DECEMBER 26,   DECEMBER 27,
                                                        2003           2002
                                                     -----------    ------------
                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $     132     $     443
  Depreciation                                                290           414
  Gain on sale of fixed assets                               (215)          (50)
  Changes in operating assets and liabilities:
     Accounts receivable                                      864           902
     Inventories                                             (243)          565
     Other current assets                                     211           (19)
     Accounts payable                                      (1,143)            8
     Accrued payroll and related expenses                    (170)         (147)
     Other accrued expenses                                    21          (333)
                                                          --------      --------
   Net cash flows from operating activities                  (253)        1,783
                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                               215           547
 Purchases of plant, property & equipment                      (7)            -
                                                          --------       -------
   Net cash flows from investing activities                   208           547
                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under line of credit agreements                  (315)       (1,479)
 Debt issuance costs                                            -          (139)
 Proceeds from exercise of stock options                        2             -
                                                          --------     ---------
   Net cash flows from financing activities                  (313)       (1,618)
                                                          --------     ---------

 Cash from (used in) discontinued operations                   61          (712)
                                                          --------     ---------

 Change in cash and cash equivalents                         (297)            -
 Cash and cash equivalents at beginning of period             793             -
                                                          --------     ---------
 Cash and cash equivalents at end of period             $     496      $      -
                                                          ========     =========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                               $     90    $      127
                                                          ========     =========
  Income taxes                                           $      -    $        -
                                                          ========     =========
 Conversion of accounts payable to long-term payable     $      -    $      736
                                                          ========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to debt                  $      -    $    1,211
                                                          ========     =========

   The accompanying notes are an integral part of these financial statements.


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 2003

(1) Business and Summary of Significant Accounting Policies


Business
--------

     IEC Electronics Corp. ("IEC", "the Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").


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


Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                    December 26, 2003     September 30, 2003
                    ----------------      ------------------
                      (Unaudited)
  Raw materials         $  857              $1,128
  Work-in-process          946                 498
  Finished goods            73                   7
                    ----------------      ----------------
                        $1,876              $1,633
                    ================      ================

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 2003



Unaudited Financial Statements
-------------------------------

     The accompanying unaudited financial statements as of December 26, 2003, and for the three months ended December 26, 2003 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 Annual Report on Form 10-K.


Earnings Per Share
------------------

     Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options.


New Pronouncements
------------------

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard as of OCtober 1, 2003 with no material impact on its financial position, results of operations or cash flows.


(2) Discontinued Operations
---------------------------

     On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI) for $730,000 plus payments of an Earn-out Amount. No earn-out amounts were received. Under the terms of a related agreement, the Company and IEC-Mexico were also released of all of their lease obligations to the landlord of the Mexican facility. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at December 26, 2003 was $211,000.

     On February 28, 2003, the Company sold its Edinburg, Texas facility for $875,000 and completed its restructuring initiative. The Company recorded a $184,000 restructuring benefit during Q2 2003 due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

     Assets  and  liabilities  of  discontinued   operations  consisted  of  the
following:
                                        December 26, 2003   September 30, 2003
                                        -----------------   ------------------
                                           (Unaudited)
Current assets                            $   54                 $  121
Accrued expenses                             210                    216
                                           -------               --------
Net assets of discontinued operations     $ (156)                $  (95)
                                          ==========             ==========

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2002


(3) Stock Option Plans
----------------------

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. SFAS No. 123, "Accounting for Stock-Based
Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", requires disclosure of pro forma net income per share as if the fair valued-based method had been applied in measuring compensation cost for the stock-based awards. The following table illustrates the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented.

                                3 MONTHS ENDED           3 MONTHS ENDED
                               DECEMBER 26, 2003        DECEMBER 27, 2002
                                 (Unaudited)               (Unaudited)
                               -----------------        -----------------
Net earnings, as reported         $  132                    $  443

Pro forma net earnings               116                       443

Earnings per share:
   Basic - as reported            $ 0.02                    $ 0.06
   Basic - pro forma              $ 0.01                    $ 0.06
   Diluted - as reported          $ 0.02                    $ 0.06
   Diluted - pro forma            $ 0.01                    $ 0.06



(4) Litigation
--------------

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

     An action was commenced in United States District Court for the Southern Division of Texas against the Company and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The Company has denied liability and the case is still in the discovery phase. A trial is tentatively scheduled for March 2004.

     On August 13, 2003 an action was commenced by General Electric Company ("GE"), in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and a cross claim against Vishay.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations
          -----------------------------------------------------------
          Results of Operations - Three Months Ended December 26, 2003, Compared to the Three Months Ended December 27, 2002.
          -----------------------------------------------------------

     Net sales for the three month period ended December 26, 2003, were $6.5 million, compared to $9.6 million for the comparable period of the prior fiscal year, a decrease of 32 percent. The decrease in sales is due to a decline in orders from one of our major customers, and a variety of design and material issues that resulted in shipment delays to another large customer. Turnkey sales were 82 percent of net sales in the quarter as compared to 92 percent for the comparable period of the prior year.

     Five customers accounted for 86% of our sales for the quarter ended December 26, 2003.

     Gross profit was $0.6 million or 8.7 percent of sales for the three month period ended December 26, 2003, versus $1.0 million or 10.3 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage is primarily due to fixed overhead costs being spread over fewer sales dollars.

     Selling and administrative expenses decreased to $0.6 million for the three month period ended December 26, 2003, from $0.8 million in the comparable period of the prior fiscal year, a decrease of 23 percent. This decrease is primarily due to lower sales commissions. As a percentage of net sales, selling and administrative expenses increased to 8.9 percent from 7.8 percent in comparison to the same quarter of the prior fiscal year. The increase is due to fixed costs being spread over fewer sales dollars.

     We recorded a benefit from restructuring of $63,000 in the three months ended December 27, 2002. This was due to certain severance payments accrued in the 2002 fiscal year that were not paid out.

     We had other income of $231,000 for the three months ended December 26, 2003. Of the other income, $215,000 was related to a gain on the sale of excess equipment.

     We recorded approximately $184,000 of special charges in the three months ended December 27, 2002, due to bank and consulting fees incurred to comply with new bank requirements under the then current amendment to the banking agreement, of which $102,000 was included in interest and financing expense.

     We have recorded no benefit from income tax as a result of our cumulative net losses, and accordingly, has a large valuation allowance against our net deferred tax asset including the net operating loss carry-forward.

     Net income for the three months ended December 26, 2003 was $0.1 million versus a net income of $0.4 million in the comparable quarter of the prior fiscal year.

     Diluted income per share was $0.02 as compared to diluted income per share of $0.06 in the comparable quarter of the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

     As reflected in the Consolidated Statements of Cash Flows for the three months ending December 26, 2003, net cash was provided by: operating activities ($0.2 million) and investing activities ($0.2 million). Net cash was used to pay down bank debt ($0.3 million). Depreciation for the three month periods ending December 26, 2003 and December 27, 2002 was $0.3 million and $0.4 million, respectively. Lower sales vs. the prior quarter resulted in a $0.9 million reduction in accounts receivable. Inventory levels increased by $0.2 million due to customer design and material issues that caused shipment delays to a large customer.

     We currently have a $4,450,000 Senior Secured Facility (the "Facility") and a $2,200,000 Secured Term Loan (the "Term Loan"). The Facility, which matures on January 14, 2006, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory and a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years, maturing on January 14, 2006. The availability under the revolver was $1.4 million on December 26, 2003.

     $0, $417,000, and $1,042,000 were outstanding at December 26, 2003 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

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

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.


Impact of Inflation
-------------------

     The impact of inflation on our operations has been minimal due to the fact that we are able to adjust its bids to reflect any inflationary increases in cost.

New Pronouncements
------------------

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard on October 1, 2003 with no impact on our financial position, results of operations or cash flow.



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


Item 4 -- Controls and Procedures
          -----------------------

     An evaluation was performed under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report on 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

     In connection with the evaluation described above, our management, including our acting Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 26, 2003, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Forward-looking Statements
--------------------------

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and others factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     The description of our legal proceedings set forth in Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference.

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


Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      The following documents are filed as exhibits to this Report:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


   b. Reports on Form 8-K

     (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 29, 2003. It announced earnings for the three months and fiscal year ended September 30, 2003 and a press release relating to the earnings was attached thereto.