Form 10-Q/A
period 2003-12-26
IEC ELECTRONICS CORP
filed 2004-02-03
CIK 49728

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


EXPLANATORY NOTE

     This Amendment No. 1 to the Form 10-Q of IEC Electronics Corp. ("IEC", the "Company", "We", "Our") for the quarterly period ended December 26, 2003, which was originally filed on January 29, 2004 ("Form 10-Q") is being amended (i) to add the signature page which was inadvertently omitted from the Form 10-Q, (ii) to change the description of Exhibit 31.2 in Item 6 from Chief Executive Officer to Chief Financial Officer, and (iii) to make an immaterial grammatical correction.

     This Amendment No. 1 sets forth the entire Form 10-Q, as amended.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               December 26, 2003 (Unaudited) and September 30, 2003..........  3

               Consolidated Statements of Operations for the three months ended: December 26, 2003 (Unaudited) and December 27, 2002
               (Unaudited)...................................................  4

               Consolidated Statements of Cash Flows for the three months ended: December 26, 2003 (Unaudited) and December 27, 2002
               (Unaudited)...................................................  5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................  9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 11

    Item 4. Controls and Procedures.......................................... 11


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  12

     Item 2. Changes in Securities..........................................  12

     Item 3. Defaults Upon Senior Securities................................  12

     Item 4. Submission of Matters to a Vote of Security Holders............  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits and Reports on Form 8-K...............................  12

     Signatures.............................................................  13

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

                                  Page 4 of 13


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

     We have recorded no benefit from income tax as a result of our cumulative net losses, and accordingly, we have a large valuation allowance against our net deferred tax asset including the net operating loss carry-forward.

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

                                          IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: January 29, 2004               /s/ W. Barry Gilbert
                                    -----------------------------
                                          W. Barry Gilbert
                                          Chairman and
                                          Acting Chief Executive Officer




Dated: January 29, 2004               /s/ Brian H. Davis
                                   ------------------------------
                                          Brian H. Davis
                                          Chief Financial Officer and Controller