Form 10-Q
period 2004-03-26
IEC ELECTRONICS CORP
filed 2004-04-23
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2004

Commission file Number 0-6508

                              IEC ELECTRONICS CORP.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

              Delaware                                 13-3458955
    ------------------------------       ------------------------------------
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

     Common Stock, $0.01 Par Value - 8,086,070 shares as of April 22, 2004.

PART 1            FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               March 26, 2004 (Unaudited) and September 30, 2003.............  3

               Consolidated Statements of Operations for the three months ended: March 26, 2004 (Unaudited) and March 28, 2003
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months
               ended:  March 26, 2004 (Unaudited) and March 28, 2003
               (Unaudited)...................................................  5

               Consolidated Statements of Cash Flows for the six months
               ended: March 26, 2004 (Unaudited) and March 28, 2003
               (Unaudited)...................................................  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 13

    Item 4. Controls and Procedures.......................................... 13


PART II           OTHER INFORMATION


     Item 1. Legal Proceedings............................................... 14

     Item 2. Changes in Securities........................................... 14

     Item 3. Defaults Upon Senior Securities................................. 14

     Item 4. Submission of Matters to a Vote of Security Holders............. 14

     Item 5. Other Information............................................... 15

     Item 6. Exhibits and Reports on Form 8-K................................ 15

     Signatures.............................................................. 15

Part 1.  Financial Information
Item 1   -- Financial Statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     MARCH 26, 2004 AND SEPTEMBER 30, 2003
                                 (in thousands)

                                                             MARCH 26,     SEPTEMBER 30,
                                                               2004            2003
                                                           ------------    ------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                                    $        146    $        793
   Accounts receivable                                            4,759           4,004
   Inventories                                                    2,113           1,633
   Deferred income taxes                                            250             250
   Other current assets                                             231             329
   Current assets-discontinued operations                            57             121
                                                           ------------    ------------
      Total current assets                                        7,556           7,130
                                                           ------------    ------------
FIXED ASSETS:
   Land and land improvements                                       768             768
   Building and improvements                                      3,994           3,995
   Machinery and equipment                                       40,948          46,702
   Furniture and fixtures                                         5,256           5,870
                                                           ------------    ------------
SUB-TOTAL GROSS PROPERTY                                         50,966          57,335
LESS ACCUMULATED DEPRECIATION                                   (48,313)        (54,161)
                                                           ------------    ------------
                                                                  2,653           3,174
OTHER NON-CURRENT ASSETS                                            158             202
                                                           ------------    ------------
                                                           $     10,367    $     10,506
                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                   $      1,042    $      1,277
   Accounts payable                                               3,343           2,740
   Accrued payroll and related expenses                             589             794
   Other accrued expenses                                           626             675
   Current liabilities-discontinued operations                      204             216
                                                           ------------    ------------
     Total current liabilities                                    5,804           5,702
                                                           ------------    ------------
LONG TERM VENDOR NOTES                                              302             456
LONG TERM BANK DEBT                                                 584             934
                                                           ------------    ------------
TOTAL LIABILITIES                                                 6,690           7,092
                                                           ------------    ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                     --              --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,134,497 and
    - 8,021,387 shares (net of 573 treasury shares)                  70              69
   Additional paid-in capital                                    38,485          38,479
   Accumulated deficit                                          (34,786)        (35,042)
   Accumulated translation adjustments                              (92)            (92)
                                                           ------------    ------------
       Total shareholders' equity                                 3,677           3,414
                                                           ------------    ------------
                                                           $     10,367    $     10,506
                                                           ============    ============

The accompanying notes are an integral part of these financial statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003
                 (in thousands, except share and per share data)


                                               3 MONTHS ENDED    3 MONTHS ENDED
                                               MARCH 26, 2004    MARCH 28, 2003
                                               --------------    --------------
                                                 (Unaudited)       (Unaudited)

Net sales                                      $        7,298    $       15,469
Cost of sales                                           6,575            14,223
                                               --------------    --------------
     Gross profit                                         723             1,246
                                               --------------    --------------
Selling and administrative expenses                       593               900
                                               --------------    --------------
     Operating profit                                     130               346

Interest and financing expense                            (94)             (191)
Forgiveness of accounts payable                             9               378
Other income, net                                          79                 9
                                               --------------    --------------
Net income before income taxes                            124               542

Income taxes                                               --                --
                                               --------------    --------------
Net income from continuing
  operations                                              124               542

Discontinued Operations:
  Income from operations of
  IEC-Mexico disposed of (net of
  Income taxes of $0 in 2004 and
  (7) in 2003)                                             --               184
                                               --------------    --------------
Net income                                     $          124    $          726
                                               ==============    ==============


Net income per common and common equivalent share:

     Basic
         Continuing operations                 $         0.02    $         0.07
         Discontinued operations               $         0.00    $         0.02
         Total                                 $         0.02    $         0.09

     Diluted
         Continuing operations                 $         0.01    $         0.07
         Discontinued operations               $         0.00    $         0.02
         Total                                 $         0.01    $         0.09


Weighted average number of common and common equivalent shares outstanding:

     Basic                                          8,097,224         7,896,659
     Diluted                                        8,756,077         8,178,102

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003
                 (in thousands, except share and per share data)


                                               6 MONTHS ENDED    6 MONTHS ENDED
                                               MARCH 26, 2004    MARCH 28, 2003
                                               --------------    --------------
                                                (Unaudited)        (Unaudited)

Net sales                                      $       13,816    $       25,070
Cost of sales                                          12,522            22,835
                                               --------------    --------------
     Gross profit                                       1,294             2,235
                                               --------------    --------------
Selling and administrative expenses                     1,172             1,653
Restructuring benefit                                      --               (63)
                                               --------------    --------------
     Operating profit                                     122               645

Interest and financing expense                           (185)             (388)
Forgiveness of accounts payable                             9               623
Other income, net                                         310               105
                                               --------------    --------------
Net income before income taxes                            256               985

Income taxes                                               --                --
                                               --------------    --------------
Net income from continuing
  operations                                              256               985

Discontinued Operations:
  Income from operations of
  IEC-Mexico disposed of (net of
  Income taxes of $0 in 2004 and
  (7) in 2003)                                             --               184
                                               --------------    --------------
Net income                                     $          256    $        1,169
                                               ==============    ==============


Net income per common and common equivalent share:

     Basic
         Continuing operations                 $         0.03    $         0.13
         Discontinued operations               $         0.00    $         0.02
         Total                                 $         0.03    $         0.15

     Diluted
         Continuing operations                 $         0.03    $         0.13
         Discontinued operations               $         0.00    $         0.02
         Total                                 $         0.03    $         0.15



Weighted average number of common and common equivalent shares outstanding:

     Basic                                          8,071,695         7,795,800
     Diluted                                        8,764,067         8,022,291


   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 26, 2004 AND MARCH 28, 2003
                                 (in thousands)

                                                          6 MONTHS ENDED    6 MONTHS ENDED
                                                          MARCH 26, 2004    MARCH 28, 2003
                                                          --------------    --------------
                                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $          256    $        1,169
  Income from discontinued operations                                 --              (184)
  Depreciation                                                       566               845
  Gain on sale of fixed assets                                      (293)              (50)
  Common stock issued under directors' stock plan                     --                 8
  Changes in operating assets and liabilities:
     Accounts receivable                                            (755)              705
     Inventories                                                    (480)               21
     Other current assets                                             98               (70)
     Accounts payable                                                603               (28)
     Accrued payroll and related expenses                           (205)             (148)
     Other accrued expenses                                          (49)             (675)
                                                          --------------    --------------
   Net cash flows from operating activities                         (259)            1,593
                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                      293               547
 Purchases of plant, property & equipment                             (2)               --
 Proceeds from sale of discontinued operations property               --               875
                                                          --------------    --------------
   Net cash flows from investing activities                          291             1,422
                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                                   (739)           (5,426)
 Proceeds from borrowings                                             --             3,500
 Debt issuance costs                                                  --              (263)
 Common stock issued under refinancing plan                           --                50
 Proceeds from exercise of stock options                               7                --
                                                          --------------    --------------
   Net cash flows from financing activities                         (732)           (2,139)
                                                          --------------    --------------
 Cash from (used in) discontinued operations                          53              (867)
                                                          --------------    --------------

 Change in cash and cash equivalents                                (647)                9
 Effect of exchange rate changes                                      --                (9)
 Cash and cash equivalents at beginning of period                    793                --
                                                          --------------    --------------
 Cash and cash equivalents at end of period               $          146    $           --
                                                          ==============    ==============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                $          185    $          387
                                                          ==============    ==============
  Income taxes                                            $           --    $           --
                                                          ==============    ==============
 Conversion of accounts payable to long-term payable      $           --    $          760
                                                          ==============    ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to debt                   $           --    $        1,187
                                                          ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2004


(1) Business and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company's cash and cash equivalents are held and managed by institutions that follow the Company's investment policy. The fair value of the Company's financial instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximate current market interest rates.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                                                March 26,     September 30,
                                                   2004           2003
                                              -------------   -------------
                                               (Unaudited)

     Raw materials                            $       1,382   $       1,128
     Work-in-process                                    716             498
     Finished goods                                      15               7
                                              -------------   -------------
                                              $       2,113   $       1,633
                                              =============   =============

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2004


Long-Lived Assets
-----------------

         In October 2002, the Company sold its Alabama facility for $547,000. A gain of $50,000 was recorded in other income. In February 2003, the Company sold its Texas facility for $875,000. A gain of $75,000 was recorded as part of discontinued operations.

Unaudited Financial Statements
------------------------------

         The accompanying unaudited financial statements as of March 26, 2004, and for the three month and six months ended March 26, 2004 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 Annual Report on Form 10-K.

Earnings Per Share
------------------

         Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding, assuming conversion of all potentially dilutive stock options.

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

(2) Discontinued Operations
---------------------------

         On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation for $730,000. The Company recorded an after-tax loss on the sale of approximately $3.1 million in fiscal 2002. The reserve balance at March 26, 2004 was $204,000.

         On February 28, 2003, the Company sold its Edinburg, Texas facility for $875,000 and completed its restructuring initiative. The Company recorded an $184,000 restructuring benefit during Q2 2003 due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Assets and liabilities of discontinued operations consisted of the following:

                                                   March 26,      September 30,
                                                     2004             2003
                                                 -------------    -------------
                                                  (Unaudited)

Current assets                                   $          57    $         121
Accrued expenses                                           204              216
                                                 -------------    -------------
Net assets of discontinued operations            $        (147)   $         (95)
                                                 =============    =============

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2004

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

                            3 MONTHS ENDED   3 MONTHS ENDED   6 MONTHS ENDED   6 MONTH ENDED
                            MARCH 26, 2004   MARCH 28, 2003   MARCH 26, 2004   MARCH 28, 2003
                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                            --------------   --------------   --------------   --------------
Net earnings, as reported   $          124   $          726   $          256   $        1,169

Pro forma net earnings      $          107   $        1,019   $          223   $        1,448
Earnings per share:
   Basic - as reported      $         0.02   $         0.09   $         0.03   $         0.15
   Basic - pro forma        $         0.01   $         0.13   $         0.03   $         0.19
   Diluted - as reported    $         0.01   $         0.09   $         0.03   $         0.15
   Diluted - pro forma      $         0.01   $         0.13   $         0.03   $         0.18

(4) Litigation
--------------

     Except as set forth below, there are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company or subsidiaries' property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

     An action was commenced in United States District Court for the Southern Division of Texas against the Company and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of the then unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The Company has denied liability and the case is still in the discovery phase. A March 2004 trial date was adjourned and no new trial date has been fixed.

     On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. GE has filed a motion seeking leave to file an amended complaint, which the Company has opposed. This motion is also pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and a cross claim against Vishay.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

           -----------------------------------------------------------
           Results of Operations - Three Months Ended March 26, 2004,
               Compared to the Three Months Ended March 28, 2003.
           -----------------------------------------------------------

     Net sales for the three month period ended March 26, 2004, were $7.3 million, compared to $15.5 million for the comparable period of the prior fiscal year, a decrease of 53 percent. The decrease in sales is due to a decline in orders from one of our major customers. Turnkey sales were 91 percent of net sales in the quarter as compared to 94 percent for the comparable period of the prior year.

     Five customers accounted for 80% of our sales for the quarter ended March 26, 2004.

     Gross profit was $0.7 million or 9.9 percent of sales for the three month period ended March 26, 2004, versus $1.2 million or 8.1 percent of sales in the comparable period of the prior fiscal year. The prior year result was negatively impacted by $557,000 due to the write off of a promissory note from Acterna Corporation. The prior year gross profit percentage would have been 11.7% without the Acterna adjustment. The decrease in the comparable gross profit percentage is primarily due to fixed overhead costs being spread over fewer sales dollars.

     Selling and administrative expenses decreased to $0.6 million for the three month period ended March 26, 2004, from $0.9 million in the comparable period of the prior fiscal year, a decrease of 34 percent. This decrease is primarily due to lower sales commissions. As a percentage of net sales, selling and administrative expenses increased to 8.1 percent from 5.8 percent in comparison to the same quarter of the prior fiscal year. The increase is due to fixed costs being spread over fewer sales dollars.

     Interest expense decreased to $0.1 million for the three month period ended March 26, 2004, from $0.2 million in the comparable period of the prior fiscal year, a decrease of 51 percent. This decrease is primarily due to a reduction in debt.

     During the three month period ended March 26, 2004, we were able to negotiate $9,000 forgiveness of accounts payable. During the three month period ended March 28, 2003, we were able to negotiate $378,000 forgiveness of accounts payable.

     We had other income of $79,000 for the three months ended March 26, 2004. This income was related to a gain on the sale of excess equipment.

     We have recorded no benefit from income tax as a result of our cumulative net losses, and accordingly, we have a large valuation allowance against our net deferred tax asset including the net operating loss carry-forward.

     Net income for the three months ended March 26, 2004 was $0.1 million versus a net income of $0.5 million in the comparable quarter of the prior fiscal year.

     Diluted income per share was $0.01 as compared to diluted income per share of $0.09 in the comparable quarter of the prior fiscal year.

Discontinued Operations
-----------------------

On February 28, 2003 IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

           -----------------------------------------------------------
            Results of Operations - Six Months Ended March 26, 2004,
                Compared to the Six Months Ended March 28, 2003.
           -----------------------------------------------------------

     Net sales for the six month period ended March 26, 2004, were $13.8 million, compared to $25.1 million for the comparable period of the prior fiscal year, a decrease of 45 percent. The decrease in sales is due to a decline in orders from one of our major customers. Turnkey sales were 92 percent of net sales in the six months as compared to 93 percent for the comparable period of the prior year.

     Five customers accounted for 81% of our sales for the six months ended March 26, 2004. During the quarter, we received orders from three new customers, new orders from existing customers, and a sizeable order from Motorola, one of our former large customers. Another customer, Teradyne, has informed us that it plans to move substantial amounts of its contract assembly work to China over the balance of our fiscal year.

     Gross profit was $1.3 million or 9.4 percent of sales for the six month period ended March 26, 2004, versus $2.2 million or 8.9 percent of sales in the comparable period of the prior fiscal year. The prior year result was negatively impacted by $557,000 due to the write off of a promissory note from Acterna Corporation. The prior year gross profit percentage would have been 11.1% without the Acterna adjustment. The decrease in the comparable gross profit percentage is primarily due to fixed overhead costs being spread over fewer sales dollars.

     Selling and administrative expenses decreased to $1.2 million for the six month period ended March 26, 2004, from $1.7 million in the comparable period of the prior fiscal year, a decrease of 29 percent. This decrease is primarily due to lower sales commissions. As a percentage of net sales, selling and administrative expenses increased to 8.5 percent from 6.6 percent in comparison to the same period of the prior fiscal year. The increase is due to fixed costs being spread over fewer sales dollars.

     Interest expense decreased to $0.2 million for the six month period ended March 26, 2004, from $0.4 million in the comparable period of the prior fiscal year, a decrease of 52 percent. This decrease is primarily due to a reduction in debt.

     During the six month period ended March 28, 2003, we were able to negotiate $623,000 forgiveness of accounts payable.

     We had other income of $310,000 for the six months ended March 26, 2004. This income was primarily related to a gain on the sale of excess equipment. We had other income of $105,000 for the six months ended March 28, 2003. This income was primarily related to a gain on the sale of our Alabama operation.

     We have recorded no benefit from income tax as a result of our cumulative net losses, and accordingly, we have a large valuation allowance against our net deferred tax asset including the net operating loss carry-forward.

     Net income for the six months ended March 26, 2004 was $0.3 million versus a net income of $1.0 million in the comparable period of the prior fiscal year.

         Diluted income per share was $0.03 as compared to diluted income per share of $0.15 in the comparable period of the prior fiscal year.

Discontinued Operations
-----------------------

         On February 28, 2003, IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Liquidity and Capital Resources
-------------------------------

     Cash decreased to $0.1 million at March 26, 2004, from $0.8 million at September 30, 2003. Availability under our line of credit was $2.4 million on March 26, 2004. As reflected in the Consolidated Statements of Cash Flows for the six months ending March 26, 2004, net cash from operating activities was ($0.3 million) and cash from investing activities was $0.3 million. Cash was used to pay down bank debt ($0.7 million). Depreciation for the six month periods ending March 26, 2004 and March 28, 2003 was $0.6 million and $0.8 million, respectively. High sales in the last month of the current quarter resulted in a $0.8 million increase in accounts receivable. Inventory levels increased by $0.5 million, and accounts payable increased by $0.6 million. Both changes are due to materials purchased in anticipation of April 2004 production needs.

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

     $0, $367,000, and $917,000 were outstanding at March 26, 2004 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

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

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations

Impact of Inflation
-------------------

     The impact of inflation on our operations has been minimal due to the fact that we are able to adjust its bids to reflect any inflationary increases in costs.

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

Item 4 -- Controls and Procedures
          -----------------------

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report on 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

     In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 26, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements
--------------------------

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2003 and in other filings with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     The descriptions of our legal proceedings set forth in Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and in note
(4) to the notes to the consolidated financial statements contained herein, are incorporated herein by reference.

Item 2 -- Changes in Securities

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was convened on January 21, 2004, adjourned until January 28, 2004 and further adjourned until February 19, 2004.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

         (c) At the adjourned Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

                  Nominee                     Votes FOR       Authority Withheld
                  -------                     ---------       ------------------
                  David J. Beaubien           4,523,088             29,212
                  W. Barry Gilbert            4,533,129             19,171
                  Robert P.B. Kidd            4,474,729             77,571
                  Eben S. Moulton             4,424,042            128,258
                  Dermott O'Flanagan          4,511,088             41,212
                  James C. Rowe               4,533,129             19,171
                  Justin L. Vigdor            4,485,527             66,773

Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

   a. Exhibits

      The following documents are filed as exhibits to this Report:

      10.1 First Amendment, dated as of March 23, 2004, to the Loan Agreement, dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2        Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      32.2        Certification of Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350

   b. Reports on Form 8-K

     (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 2004. The report announced earnings for the three and six month periods ended March 26, 2004 and a press release relating to the earnings was attached thereto.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IEC ELECTRONICS CORP.
                                             REGISTRANT

Dated: April 22, 2004                        /s/ W. BARRY GILBERT
                                             -----------------------------
                                             W. Barry Gilbert
                                             Chairman and
                                             Chief Executive Officer




Dated: April 22, 2004                        /s/ BRIAN H. DAVIS
                                             -----------------------------
                                             Brian H. Davis
                                             Chief Financial Officer and
                                             Controller