Form 10-Q
period 2004-06-25
IEC ELECTRONICS CORP
filed 2004-07-29
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2004

Commission file Number 0-6508

                              IEC ELECTRONICS CORP.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

           Delaware                                      13-3458955
-------------------------------             ------------------------------------
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

      Common Stock, $0.01 Par Value - 8,155,188 shares as of July 26, 2004.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               June 25, 2004 (Unaudited) and September 30, 2003.............   3

               Consolidated Statements of Operations for the three months ended: June 25, 2004 (Unaudited) and June 27, 2003
               (Unaudited)..................................................   4

               Consolidated Statements of Operations for the nine months
               ended:  June 25, 2004 (Unaudited) and June 27, 2003
               (Unaudited) .................................................   5

               Consolidated Statements of Cash Flows for the nine months
               ended: June 25, 2004 (Unaudited) and June 27, 2003
               (Unaudited)..................................................   6

               Notes to Consolidated Financial Statements (Unaudited).......   7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk......  13

    Item 4. Controls and Procedures.........................................  13


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  14

     Item 2. Changes in Securities..........................................  14

     Item 3. Defaults Upon Senior Securities................................  14

     Item 4. Submission of Matters to a Vote of Security Holders............  14

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

     Signatures.............................................................  15

Part 1.  Financial Information
Item 1   -- Financial Statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 25, 2004 AND SEPTEMBER 30, 2003
                                 (in thousands)

                                                             JUNE 25, 2004       SEPTEMBER 30, 2003
                                                           ------------------    ------------------
ASSETS                                                        (Unaudited)
CURRENT ASSETS:
   Cash                                                    $              176    $              793
   Accounts receivable                                                  2,991                 4,004
   Inventories                                                          3,679                 1,633
   Deferred income taxes                                                  250                   250
   Other current assets                                                   250                   329
   Current assets-discontinued operations                                  55                   121
                                                           ------------------    ------------------
      Total current assets                                              7,401                 7,130
                                                           ------------------    ------------------
FIXED ASSETS:
   Land and land improvements                                             768                   768
   Building and improvements                                            3,994                 3,995
   Machinery and equipment                                             41,030                46,702
   Furniture and fixtures                                               5,283                 5,870
                                                           ------------------    ------------------
SUB-TOTAL GROSS PROPERTY                                               51,075                57,335
LESS ACCUMULATED DEPRECIATION                                         (48,577)              (54,161)
                                                           ------------------    ------------------
                                                                        2,498                 3,174
OTHER NON-CURRENT ASSETS                                                  136                   202
                                                           ------------------    ------------------
                                                           $           10,035    $           10,506
                                                           ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                   $            1,534    $            1,277
   Accounts payable                                                     3,779                 2,740
   Accrued payroll and related expenses                                   623                   794
   Other accrued expenses                                                 686                   675
   Current liabilities-discontinued operations                            197                   216
                                                           ------------------    ------------------
     Total current liabilities                                          6,819                 5,702
                                                           ------------------    ------------------
LONG TERM VENDOR NOTES                                                    264                   456
LONG TERM BANK DEBT                                                       408                   934
                                                           ------------------    ------------------
TOTAL LIABILITIES                                                       7,491                 7,092
                                                           ------------------    ------------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                           --                    --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,143,505 and
    - 8,021,387 shares (net of 573 treasury shares)                        70                    69
   Additional paid-in capital                                          38,498                38,479
   Accumulated deficit                                                (35,932)              (35,042)
   Accumulated translation adjustments                                    (92)                  (92)
                                                           ------------------    ------------------
       Total shareholders' equity                                       2,544                 3,414
                                                           ------------------    ------------------
                                                           $           10,035    $           10,506
                                                           ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                 (in thousands, except share and per share data)


                                                 3 MONTHS ENDED   3 MONTHS ENDED
                                                 JUNE 25, 2004    JUNE 27, 2003
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

Net sales                                        $       6,168    $      14,030
Cost of sales                                            6,362           12,222
                                                 -------------    -------------
     Gross profit                                         (194)           1,808
                                                 -------------    -------------
Selling and administrative expenses                        624              788
Restructuring charge                                       240               --
                                                 -------------    -------------
     Operating profit (loss)                            (1,058)           1,020

Interest and financing expense                             (90)            (148)
Forgiveness of accounts payable                             --              (45)
Other income, net                                            2               26
                                                 -------------    -------------
Net income (loss) before income taxes                   (1,146)             853

Income taxes                                                --               --
                                                 -------------    -------------
Net income (loss)                                $      (1,146)   $         853
                                                 =============    =============


Net income (loss) per common and common equivalent share:


     Basic                                       $       (0.14)   $        0.11
     Diluted                                     $       (0.14)   $        0.10


Weighted average number of common and common equivalent shares outstanding:

     Basic                                           8,139,937        7,980,953
     Diluted                                         8,139,937        8,418,332



   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                 (in thousands, except share and per share data)


                                                 9 MONTHS ENDED   9 MONTHS ENDED
                                                 JUNE 25, 2004    JUNE 27, 2003
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

Net sales                                        $      19,985    $      39,099
Cost of sales                                           18,885           35,056
                                                 -------------    -------------
     Gross profit                                        1,100            4,043
                                                 -------------    -------------
Selling and administrative expenses                      1,796            2,441
Restructuring charge / (benefit)                           240              (63)
                                                 -------------    -------------
     Operating profit (loss)                              (936)           1,665

Interest and financing expense                            (275)            (536)
Forgiveness of accounts payable                              9              578
Other income, net                                          312              131
                                                 -------------    -------------
Net income (loss) before income taxes                     (890)           1,838

Income taxes                                                --               --
                                                 -------------    -------------
Net income (loss) from continuing
  operations                                              (890)           1,838

Discontinued Operations:
  Income from operations of
  IEC-Mexico disposed of (net of
  Income taxes of $0 in 2004 and
  (7) in 2003)                                              --              184
                                                 -------------    -------------
Net income (loss)                                $        (890)   $       2,022
                                                 =============    =============

Net income (loss) per common and common equivalent share:

     Basic
         Continuing operations                   $       (0.11)   $        0.24
         Discontinued operations                 $        0.00    $        0.02
         Total                                   $       (0.11)   $        0.26

     Diluted
         Continuing operations                   $       (0.11)   $        0.23
         Discontinued operations                 $        0.00    $        0.02
         Total                                   $       (0.11)   $        0.25



Weighted average number of common and common equivalent shares outstanding:

     Basic                                           8,094,502        7,858,203
     Diluted                                         8,094,502        8,165,833


   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 25, 2004 AND JUNE 27, 2003
                                 (in thousands)

                                                          9 MONTHS ENDED   9 MONTHS ENDED
                                                          JUNE 25, 2004    JUNE 27, 2003
                                                          -------------    -------------
                                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $        (890)   $       2,022
  Income from discontinued operations                                --             (184)
  Depreciation                                                      851            1,145
  Gain on sale of fixed assets                                     (293)             (50)
  Common stock issued under directors' stock plan                    12                8
  Changes in operating assets and liabilities:
     Accounts receivable                                          1,012            1,198
     Inventories                                                 (2,046)             (93)
     Other current assets                                            79              (69)
     Accounts payable                                             1,039             (370)
     Accrued payroll and related expenses                          (171)              62
     Other accrued expenses                                          11             (776)
                                                          -------------    -------------
   Net cash flows from operating activities                        (396)           2,893
                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                     293              547
 Purchases of plant, property & equipment                          (109)            (254)
 Proceeds from sale of discontinued operations property              --              875
                                                          -------------    -------------
   Net cash flows from investing activities                         184            1,168
                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                                  (461)          (6,297)
 Proceeds from borrowings                                            --            3,500
 Debt issuance costs                                                 --             (263)
 Common stock issued under refinancing plan                          --               50
 Proceeds from exercise of stock options                              8               --
                                                          -------------    -------------
   Net cash flows from financing activities                        (453)          (3,010)
                                                          -------------    -------------
 Cash from (used in) discontinued operations                         48             (789)
                                                          -------------    -------------

 Change in cash and cash equivalents                               (617)             262
 Effect of exchange rate changes                                     --              (40)
 Cash and cash equivalents at beginning of period                   793               --
                                                          -------------    -------------
 Cash and cash equivalents at end of period               $         176    $         222
                                                          =============    =============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                $         275    $         536
                                                          =============    =============
  Income taxes                                            $          --    $          --
                                                          =============    =============
 Conversion of accounts payable to long-term payable      $          --    $         760
                                                          =============    =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of accounts payable to debt                   $          --    $       1,187
                                                          =============    =============

   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2004

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

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                                  JUNE 25, 2004      September 30, 2003
                                ------------------   ------------------
                                   (Unaudited)
         Raw materials          $            1,859   $            1,128
         Work-in-process                     1,744                  498
         Finished goods                         76                    7
                                ------------------   ------------------
                                $            3,679   $            1,633
                                ==================   ==================


Long-Lived Assets

         In October 2002, the Company sold its Alabama facility for $547,000. A gain of $50,000 was recorded in other income. In February 2003, the Company sold its Texas facility for $875,000. A gain of $75,000 was recorded as part of discontinued operations.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2004


Unaudited Financial Statements

         The accompanying unaudited financial statements as of June 25, 2004, and for the three month and nine months ended June 25, 2004 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 Annual Report on Form 10-K.

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

(2) Financing Agreements

         The company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). IEC's lender granted the company a waiver for its failure to comply with the fixed charge coverage ratio and EBITDA covenants during the quarter ended June 25, 2004.

(3) Discontinued Operations

         On June 18, 2002, the Company signed an Asset Purchase Agreement to sell substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation for $730,000. The Company recorded an after-tax loss on the sale of approximately $3.1 million in fiscal 2002. The reserve balance at June 25, 2004 was $197,000.

         On February 28, 2003, the Company sold its Edinburg, Texas facility for $875,000 and completed its restructuring initiative. The Company recorded an $184,000 restructuring benefit during Q2 2003 due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Assets and liabilities of discontinued operations consisted of the following:

                                          JUNE 25, 2004      September 30, 2003
                                        ------------------   ------------------
                                           (Unaudited)
Current assets                          $               55   $              121
Accrued expenses                                       197                  216
                                        ------------------   ------------------
Net assets of discontinued operations   $             (142)  $              (95)
                                        ==================   ==================

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2004

(4) Stock Option Plans

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

                            3 MONTHS ENDED   3 MONTHS ENDED  9 MONTHS ENDED   9 MONTH ENDED
                            JUNE 25, 2004    JUNE 27, 2003   JUNE 25, 2004    JUNE 27, 2003
                             (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
                            -------------    -------------   -------------    -------------
Net earnings, as reported   $      (1,146)   $         853   $        (890)   $       2,022
Pro forma net earnings      $      (1,162)   $         695   $        (938)   $       2,143
Earnings per share:
   Basic - as reported      $       (0.14)   $        0.11   $       (0.11)   $        0.26
   Basic - pro forma        $       (0.14)   $        0.09   $       (0.12)   $        0.27
   Diluted - as reported    $       (0.14)   $        0.10   $       (0.11)   $        0.25
   Diluted - pro forma      $       (0.14)   $        0.08   $       (0.12)   $        0.26

(5) Litigation

         Except as set forth below, there are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company or its subsidiaries' property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

         An action was commenced in United States District Court for the Southern Division of Texas against the Company and several other corporate defendants, on August 12,2002. Three plaintiffs alleged a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of their unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The company denied liability. The parties have arrived at a settlement, which would not materially impact the Company. The settlement is subject to court approval. A hearing is scheduled in September, 2004."

         On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. GE has filed a motion seeking leave to file an amended complaint, which the Company has opposed. This motion is also pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

(6) Restructuring

During May 2004, we commenced a restructuring initiative that included hiring a new Vice President of Sales and Marketing and a separation agreement for our Chief Operating Officer. The $240,000 cost associated with this initiative was charged against income during the current quarter. The accrued portion will be paid out by November, 2004.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

           -----------------------------------------------------------
            Results of Operations - Three Months Ended June 25, 2004,
                Compared to the Three Months Ended June 27, 2003.
           -----------------------------------------------------------

         Net sales for the three month period ended June 25, 2004, were $6.2 million, compared to $14.0 million for the comparable period of the prior fiscal year, a decrease of 56 percent. The decrease in sales is due to a decline in orders from one of our major customers. Turnkey sales were 90 percent of net sales in the quarter as compared to 95 percent for the comparable period of the prior year.

         Five customers accounted for 73% of our sales for the quarter ended June 25, 2004.

         Gross profit was ($0.2) million or (3) percent of sales for the three month period ended June 25, 2004, versus $1.8 million or 13 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage was largely due to a $394,000 bad debt provision, and extra costs required to support start up efforts for three new customers. The remainder of the decrease was due to fixed overhead costs being spread over fewer sales dollars.

         Selling and administrative expenses were $0.6 million for the three month period ended June 25, 2004, and $0.8 million for the comparable period of the prior fiscal year. The decrease was primarily due to lower sales commissions. Selling and administrative expenses were 10 percent of sales during the current period, compared to 6 percent of sales during the same quarter of the prior fiscal year. The percentage increase is due to fixed costs being spread over fewer sales dollars.

         Restructuring costs were $240,000 for the three month period ended June 25, 2004. The costs were primarily related to hiring a new Vice President of Sales and Marketing, and a separation agreement for our former Chief Operating Officer.

         Interest expense was $90,000 for the three month period ended June 25, 2004, down from $148,000 in the comparable period of the prior fiscal year. The decrease of 39 percent was primarily due to a reduction in debt.

         During the three month period ended June 27, 2003, we recorded a $45,000 charge against forgiveness of accounts payable. This was done to correct an improper estimate that was made in a prior period.

         We have recorded no benefit from income tax. As a result of our cumulative net losses, we have recorded a full valuation allowance against the deferred tax asset, which was generated from the net operating loss.

         Net loss for the three months ended June 25, 2004 was ($1.1) million versus a net income of $0.9 million in the comparable quarter of the prior fiscal year.

         Diluted loss per share was $0.14 as compared to diluted income per share of $0.10 in the comparable quarter of the prior fiscal year.

           -----------------------------------------------------------
            Results of Operations - Nine Months Ended June 25, 2004,
                Compared to the Nine Months Ended June 27, 2003.
           -----------------------------------------------------------

         Net sales for the nine month period ended June 25, 2004, were $20.0 million, compared to $39.1 million for the comparable period of the prior fiscal year, a decrease of 49 percent. The decrease in sales is due to a decline in orders from one of our major customers. Turnkey sales were 91 percent of net sales in the nine months as compared to 93 percent for the comparable period of the prior year.

         Five customers accounted for 81% of our sales for the nine months ended June 25, 2004.

         Gross profit was $1.1 million or 6 percent of sales for the nine month period ended June 25, 2004, versus $4.0 million or 10 percent of sales in the comparable period of the prior fiscal year. The prior year result included a $557,000 charge to write off a promissory note from Acterna Corporation. The current year results include $380,000 of bad debt expense. The balance of the year over year decrease in gross profit percentage is due to new customer start up costs, and fixed overhead costs being spread over fewer sales dollars.

         Selling and administrative expenses decreased to $1.8 million for the nine month period ended June 25, 2004, from $2.4 million in the comparable period of the prior fiscal year, a decrease of 26 percent. This decrease is primarily due to lower sales commissions. As a percentage of net sales, selling and administrative expenses increased to 9 percent compared to 6 percent in the same period of the prior fiscal year.

         Restructuring costs were $240,000 for the nine month period ended June 25, 2004, compared to a benefit of $63,000 for the comparable period of the prior fiscal year. The current period restructuring costs were primarily related to hiring a new Vice President of Sales and Marketing, and a separation agreement for our former Chief Operating Officer. The prior year benefit was due to a reversal of excess accruals associated with the closure of our Texas operations.

         Interest expense decreased to $275,000 for the nine month period ended June 25, 2004, from $536,000 in the comparable period of the prior fiscal year, a decrease of 49 percent. This decrease is primarily due to a reduction in debt.

         During the nine month period ended June 27, 2003, we were able to negotiate a $578,000 forgiveness of accounts payable.

         We had other income of $312,000 for the nine months ended June 25, 2004. This income was primarily related to a gain on the sale of excess equipment. We had other income of $131,000 for the nine months ended June 27, 2003. This income was primarily related to a gain on the sale of our Alabama operation.

         We have recorded no benefit from income tax. As a result of our cumulative net losses, we have recorded a full valuation allowance against the deferred tax asset, which was generated from the net operating loss.

         Net loss for the nine months ended June 25, 2004 was ($0.9) million versus a net income of $1.8 million in the comparable period of the prior fiscal year.

         Diluted loss per share was $0.11 as compared to diluted income per share of $0.23 in the comparable period of the prior fiscal year.

Discontinued Operations

         On February 28, 2003, IEC sold its Edinburg, Texas facility and completed its restructuring initiative. As a result, IEC recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Liquidity and Capital Resources

         Cash decreased to $0.2 million at June 25, 2004, from $0.8 million at September 30, 2003. Availability under our line of credit was $0.8 million on June 25, 2004. As reflected in the Consolidated Statements of Cash Flows for the nine months ending June 25, 2004, net cash from operating activities was ($0.4 million) and cash from investing activities was $0.2 million. Cash was used to pay down bank debt ($0.5 million). Depreciation for the nine month periods ending June 25, 2004 and June 27, 2003 was $0.8 million and $1.1 million, respectively. Accounts receivable decreased by $1.0 million because of lower sales. Inventory increased by $2.0 million, and accounts payable increased by $1.0 million. Both changes are due to materials purchased in anticipation of fourth quarter 2004 production requirements.

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

         $599,000, $317,000, and $792,000 were outstanding at June 25, 2004 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

         The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). Our lender has granted us a waiver for our failure to comply with the fixed charge coverage ratio and EBITDA covenants during the quarter ended June 25, 2004.

Application of Critical Accounting Policies

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

         The impact of inflation on our operations has been minimal due to the fact that we are able to adjust our bids to reflect any inflationary increases in costs.

New Pronouncements

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

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

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

         In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 25, 2004, and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

         None

Item 5 -- Other Information

         None.


Item 6 -- Exhibits and Reports on Form 8-K

    a.   Exhibits

         The following documents are filed as exhibits to this Report:

         10.1 Waiver, dated as of June 25, 2004, to the Revolving Loan Agreement, dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    b.   Reports on Form 8-K

         (i) A current report on Form 8-K was filed with the Securities and Exchange Commission on April 23, 2004. The report announced earnings for the three and six month periods ended March 26, 2004 and a press release relating to the earnings was attached thereto.
         (ii) A current report on Form 8-K was filed with the Securities and Exchange Commission on May 7, 2004 to announce the appointment of a new Vice-President of Sales and Marketing and the retirement of the Chief Operating Officer.





SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IEC ELECTRONICS CORP.
                                          REGISTRANT

Dated: July 29, 2004                      /s/ W. BARRY GILBERT
                                          --------------------------------------
                                          W. Barry Gilbert
                                          Chairman and
                                          Chief Executive Officer




Dated: July 29, 2004                      /s/ BRIAN H. DAVIS
                                          --------------------------------------
                                          Brian H. Davis
                                          Chief Financial Officer and Controller