Form 10-K
period 2004-09-30
IEC ELECTRONICS CORP
filed 2004-11-17
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended September 30, 2004 or
                                 ------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _________ to _________

Commission file number 0-6508
                       ------

                        IEC ELECTRONICS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                      13-3458955
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer ID No.)
 incorporation or organization)

105 Norton Street, Newark, New York                      14513
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

     The aggregate market value of shares of common stock held by non-affiliatesof the registrant was approximately $3,419,222 as of November 12, 2004, based upon the closing price of the registrant's common stock on the Over The Counter Bulletin Board on such date. Shares of common stock held by each executiveofficer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

     As of November 12, 2004, there were outstanding 8,216,023 shares of Common Stock.

Documents incorporated by reference:

     Portions of IEC Electronics Corp.'s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                     PART I
                                                                         PAGE
Item 1:  Business.....................................................     4
Item 2:  Properties...................................................     7
Item 3:  Legal Proceedings............................................     7
Item 4:  Submission of Matters to a Vote of Security Holders..........     7
         Executive Officers of Registrant.............................     8

                                     PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Purchases of Equity Securities..........     8
Item 6:  Selected Consolidated Financial Data.........................    10
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    11
         Factors Affecting Future Results.............................    15
Item 7A: Quantitative and Qualitative Disclosures about Market Risk...    19
Item 8:  Financial Statements and Supplementary Data..................    19
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    20
Item 9A: Controls and Procedures......................................    20
Item 9B: Other Information...................... .....................    20

                                    PART III

Item 10: Directors and Executive Officers of the Registrant...........    20
Item 11: Executive Compensation.......................................    20
Item 12: Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    20
Item 13: Certain Relationships and Related Transactions...............    21
Item 14: Principal Accountant Fees and Services.......................    21

                                    PART IV

Item 15: Exhibits and Financial Statement Schedules...................    21


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

                                     PART I

ITEM 1.  BUSINESS

Overview

     IEC Electronics Corp. ("IEC", "We", "Our") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. We provide high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, we offer our customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

     IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966. The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, IEC Electronics de Mexico. Operations in Texas and Mexico were closed in July 2002. All significant intercompany transactions and accounts have been eliminated.

     During 2004, we initiated a restructuring and workforce reduction plan in an effort to more closely align our resources with our current business requirements and strategy. In connection with this restructuring, we incurred $337,000 of expenses relating primarily to severance and hiring costs.

     We achieved world-class ISO:9001-2002 certification in fiscal 2003 at our Newark, New York plant. In fiscal 2002, IEC became an FDA registered contract manufacturer of medical devices. These certifications are international quality assurance standards that most OEMs consider crucial in qualifying their EMS providers.

     Our New York facility is self-certified to previously recognized British Approvals Board for Telecommunications standards, allowing us to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market. Our state-of-the-art 10,000 square foot Technology Center includes pilot build, prototype assembly, design engineering services, and an Advanced Materials Technology Laboratory.

     Our executive offices are located at 105 Norton Street, Newark, New York 14513. Our telephone number is (315)331-7742, and our Internet address is www.iec-electronics.com.


Electronics Manufacturing Services: The Industry

     The EMS industry specializes in providing program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing. In addition, EMS allows OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider EMS providers an integral part of their business and manufacturing strategy. Accordingly, the EMS industry experienced significant growth through mid-2000. The downturn of the telecommunications industry, and economic conditions in the United States as a result of September 11, 2001 caused a slowdown in the EMS industry, but the current long-term forecast is for growth to resume as the economy continues to rebound.

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

     We continually evaluate emerging technology and maintain a technology road map to ensure relevant processes are available to our customers when commercial and design factors so indicate. The current generation of interconnection technologies includes chip scale packaging and ball grid array (BGA) assembly techniques. We have placed millions of plastic BGA's since 1994 and added Ceramic BGA placement for networking customers to our service offerings in fiscal 2001. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory, and is supported by our Design Engineering Group.

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

Products and Services

     We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for telecommunications and wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, alternative energy equipment, and medical instrumentation. During the fiscal year ended September 30, 2004 we provided electronics manufacturing services to approximately 20 different customers, including Teradyne Diagnostic Solutions UK, Teradyne Test Division, Concerto Software, Inc., Excel Switching Corporation, ViaSat, Inc, and Matrox Electronics Systems, Ltd.. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture for a number of each customer's successive product generations. In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

Materials Management

     We generally procure material only to meet specific contract requirements. In addition, our agreements with our significant customers generally provide for cancellation charges equal to the costs, which are incurred by us as a result of a customer's cancellation of contracted quantities. Our internal systems provide effective controls for all materials, whether purchased by us or provided by the customer, through all stages of the manufacturing process, from receiving to final shipment.

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

Marketing and Sales

     Our sales declined during 2004, primarily due to the loss of one major customer. However, we have added a number of new customers and we have experienced growth in sales with existing customers. These new customers did not offset the sales loss associated with the one large customer. We have upgraded our direct sales force as well as upgraded and expanded our nationwide network of Manufacturers Representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligning with our core areas of expertise. For example, we are focusing on customers developing complex, advanced technology products for a wide array of market sectors ranging from toxic gas monitoring and detection through satellite communications, medical, military and general industrial.

     Typically, the demand profiles associated with these customers are in the low to moderate volume range with high variability of mix requirements and end item configurations. In fact, these products often represent emerging technologies requiring high intensity of manufacturing support to seamlessly transfer them from the early product development stage through prototyping onto volume manufacturing. As these products exit the product development phase, specialized capabilities are required to support rapid response prototyping requirements in a dynamic engineering change environment as well as the expertise to establish cost effective supply chain models. As a result, the usual industry outsourcing models associated with these customers rarely include supply alternatives in low cost labor regions such as Asia and Mexico.

     Overall, our sales efforts are supported by advertising in trade media, sales literature, Internet website, customer presentations, participation in trade shows and direct mail promotions. Sales leads resulting from these marketing activities are assigned to a representative covering a customer's location for qualification and further development. In addition, referrals by existing customers are an important source of new opportunities.

Backlog

     Our backlog as of September 30, 2004 and September 30, 2003 was approximately $6.0 million and $6.7 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially all of the current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Governmental Regulation

     Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that our business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies, which respectively, pertain to health and safety in the work place and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to us. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for us.

Employees

     IEC's employees numbered 164 at October 28, 2004, including 20 employees engaged in engineering, 131 in manufacturing and 13 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.

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

     An action was commenced in United States District Court for the Southern Division of Texas against IEC and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of their unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has provided a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. IEC has denied liability.

     Prior to the scheduled trial, the parties arrived at a settlement, which will have no material impact upon IEC. We have accrued the estimated settlement costs. The settlement is subject to court approval. A hearing is scheduled for November 30, 2004.

     On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc ("Vishay"). The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. IEC has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. IEC, GE and Vishay are discussing the possibility of non-binding mediation. IEC's position is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matters were submitted to vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2004, were as follows:

      Name                  Age           Position

W. Barry Gilbert            58          Chairman of the Board, Director and
                                        Chief Executive Officer

Jeffrey T. Schlarbaum       38          Vice President of Sales and Marketing

Brian H. Davis              50          Vice President, Chief Financial Officer and Controller

Ann Wood                    40          Vice President of Operations

     W. Barry Gilbert has served as Chief Executive Officer since June 2002. He has been a director of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the William E. Simon Graduate School of Business Administration of the University of Rochester. Mr. Gilbert previously held the position of President of the Thermal Management Group of Bowthorpe (now known as Spirent) and was corporate Vice President and President of the Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation.

        Jeffrey T. Schlarbaum joined IEC in May 2004 as Vice President of Sales and Marketing. He has over 15 years of sales experience in the electronics industry most recently serving as Regional Vice President of Sales for Plexus Corp., a contract manufacturer of electronics products, Neenah, Wisconsin. Prior to that, he worked as Vice President of Sales, Eastern Region for MCMS as well as holding various senior sales and marketing management positions with MACK Technologies and Conner Peripherals. He holds a Bachelors of Business Administration degree from National University, and an MBA from Pepperdine University.

     Brian H. Davis joined IEC in April 2003 as Vice President, Chief Financial Officer and Controller. Mr. Davis previously served as Vice President of Finance at Thermo Spectronic, a manufacturer of laboratory equipment located in Rochester, NY. Prior to that, Mr. Davis functioned in various Controller and General Management positions with Life Sciences International and Milton Roy Company. He holds a B.S. in Accounting from the Pennsylvania State University, and an MBA from the Rochester Institute of Technology.

   Ann Wood joined IEC in 1995 and has served in various roles within IEC. She served as Director of Manufacturing prior to being named Vice President of Operations in 2004. Ms. Wood is responsible for Manufacturing and Supply Chain Management. She is a graduate of Alfred University with a concentration in Industrial Engineering. She also earned an Executive MBA from the Rochester Institute of Technology.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                              Closing Sales Price
      Period                                   High        Low
October 1, 2002 - December 31, 2002            $ 0.27     $ 0.06
January 1, 2003 - March 31, 2003               $ 0.57     $ 0.07
April 1, 2003   - June 30, 2003                $ 0.98     $ 0.39
July 1, 2003    - September 30, 2003           $ 1.53     $ 0.65
October 1, 2003 - December 31, 2003            $ 2.40     $ 1.05
January 1, 2004 - March 31, 2004               $ 2.40     $ 0.92
April 1, 2004   - June 30, 2004                $ 1.40     $ 0.85
July 1, 2004    - September 30, 2004           $ 1.03     $ 0.31

     The closing price of IEC's Common Stock on the OTCBB on November 12, 2004, was $0.55 per share.

     (b)  Holders.

     As of November 12, 2004, there were approximately 153 holders of record of IEC's Common Stock.

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

     (d) Securities Authorized for Issuance under Equity Compensation Plans


     The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2004.

  Plan Category               Number of securities         Weighted-average          Number of securities
                              to be issued upon            exercise price of         remaining available for
                              exercise of                  outstanding options,      future issuance under
                              outstanding options,         warrants and rights       equity compensation plans
                              warrants and rights                                    (excluding securities
                                                                                     reflected in column (a))

                                       (a)                       (b)                        (c)
 Equity compensation plans:
 approved by security holders       1,102,035                  $ 0.86                     70,583
 not approved by security holders       -                         NA                         -
 Total                              1,102,035                  $ 0.86                     70,583


     Issuance of Unregistered Securities
         Not Applicable

     Repurchases of IEC Securities
         Not Applicable

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

Years Ended September 30,         2004         2003           2002           2001                  2000
                             ----------------------------------------------------------------------
INCOME STATEMENT DATA

Net sales                      $ 27,701     $ 48,201       $ 39,365        $114,771     $146,359
                             ----------------------------------------------------------------------

Gross profit (loss)               1,977     $  4,930       $  2,297        $  2,942     $ 10,339
                             ----------------------------------------------------------------------

Operating income (loss)            (828)    $  2,074       $ (3,026)       $(16,208)    $  2,019
                             ----------------------------------------------------------------------

Income (loss) from
  continuing operations            (828)    $  2,413       $ (3,771)       $(17,439)    $  2,411
                             ----------------------------------------------------------------------
Income (loss) from
  discontinued operations             0     $    184       $ (7,208)       $(11,833)    $(10,442)
                             ----------------------------------------------------------------------

Net income (loss)                  (828)    $  2,597       $(10,979)       $(29,272)    $ (8,031)
                             ----------------------------------------------------------------------

Income (loss) from continuing operations per common and common equivalent share:
     Basic                       $  (0.10)    $   0.31      $  (0.49)       $  (2.28)   $   0.32
     Diluted                     $  (0.10)    $   0.29      $  (0.49)       $  (2.28)   $   0.32
                            -----------------------------------------------------------------------
Income (loss) from discontinued operations per common and common equivalent share:
     Basic                       $   0.00     $   0.02      $  (0.94)       $  (1.55)   $  (1.38)
     Diluted                     $   0.00     $   0.02      $  (0.94)       $  (1.55)   $  (1.38)
                            -----------------------------------------------------------------------
Net income (loss) per common and common equivalent share:
     Basic                       $  (0.10)    $   0.33      $  (1.43)       $  (3.83)   $  (1.06)
     Diluted                     $  (0.10)    $   0.31      $  (1.43)       $  (3.83)   $  (1.06)
                            -----------------------------------------------------------------------

Common and common
equivalent shares
    Basic                          8,119        7,899          7,692           7,651       7,590
    Diluted                        8,119        8,274          7,692           7,651       7,590
                            -----------------------------------------------------------------------

BALANCE SHEET DATA

Working capital (deficiency)     $   726      $  1,428      $ (3,572)       $  1,163     $30,860
                            ----------------------------------------------------------------------

Total assets                     $ 8,530      $ 10,506      $  15,065       $ 38,127     $89,561
                            ----------------------------------------------------------------------

Long-term debt, including
 current maturities              $ 2,366      $  2,667      $   4,396       $ 13,382     $17,371
                             ---------------------------------------------------------------------


Shareholders' equity            $  2,616      $  3,414      $     799       $ 11,809     $41,008
                             ---------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     2004 was a year of transition for IEC. During the second half of 2003, a major customer that accounted for more than half of our sales announced its intention to begin manufacturing most of the products they purchased from IEC in their own facility. During the second quarter of 2004, we received notification from another customer that they plan to move a substantial amount of their contract assembly work to China. We subsequently put programs in place to strengthen the organization, broaden our customer base, increase profitability and maximize shareholder value. We hired a new Vice President of Sales and Marketing. We restructured our organization to align resources with our customer requirements. We were profitable during three of our four quarters, including our fourth quarter. We have added several new customers that we expect to contribute to growth and profitability in the future.

Analysis of Operations

     Sales   (dollars in millions)


     For Year Ended September 30,            2004        2003        2002
                                             ----        ----       ------

     Net sales                               $27.8       $48.2       $39.4

         The 42% decrease in fiscal 2004 net sales compared to fiscal year 2003 was primarily due to a reduction in business from a major customer that accounted for more than 50% of our 2003 business. The 22% increase in fiscal 2003 net sales compared to fiscal 2002 was primarily due to increased demand from the same customer.


Gross Profit and Selling and Administrative Expenses
----------------------------------------------------
(as a % of Net Sales)

      For Year Ended September 30,           2004        2003        2002
                                             ----        ----        ----
      Gross profit                            7.1%       10.2%        5.8%

      Selling and administrative expenses     8.7%        6.1%       10.7%


     Gross profit as a percentage of sales was 7.1% in fiscal 2004 as compared to 10.2% in fiscal 2003. The decrease was primarily attributable to high start up costs related to several new customers, as well as fixed overhead costs being spread over fewer revenue dollars.

     Gross profit as a percentage of sales was 10.2% in fiscal 2003 as compared to 5.8% in fiscal 2002. The increase was primarily attributable to our concerted efforts to reduce manufacturing overhead costs. We also benefited from being able to spread fixed overhead costs over more revenue dollars.

     Selling and administrative expenses decreased by $0.5 million in fiscal 2004 compared to fiscal 2003. This decrease was in spite of an upgrade to our direct sales force as well as the addition of a new Vice President of Sales and Marketing. As a percentage of sales, selling and administrative expenses increased to 8.7% in fiscal 2004 compared to 6.1% in fiscal 2003. The percentage increase was due to expenses being spread over fewer sales dollars in 2004 compared to 2003.

     Selling and administrative expenses as a percentage of sales decreased to 6.1% in fiscal 2003 compared to 10.7% in fiscal 2002. The decrease is primarily due higher revenues and a decrease in the number of employees.

Other Income and Expense  (dollars in millions)
------------------------
      For Year Ended September 30,        2004        2003        2002
                                          ----        ----        ----
      Interest and financing expense      $0.3        $0.6        $0.9

      Other income                        $0.3        $0.7        $0.2


     Interest and financing expense decreased to $0.3 million in fiscal 2004 from $0.6 million in fiscal 2003. This is primarily due to debt reduction that was achieved due to favorable cash flow from operations in 2003. 2003 interest and finance expense decreased to $0.6 million from $0.9 million in fiscal 2002. This was also due to debt reduction.

     We had other income of $0.3 million in fiscal 2004. This was primarily due to a gain on the sale of excess equipment. We had other income of $0.7 million in fiscal 2003. This was primarily related to negotiated forgiveness of accounts payable owed to various creditors. Other income of $0.2 million in fiscal 2002 was primarily due to interest income received from Acterna Corporation as part of an out of court settlement.


Income Taxes  (as a % of income (loss) before income taxes)
------------
      For Year Ended September 30,        2004        2003        2002
                                          ----        ----        ----
      Effective tax rate                    - %      (12.1)%        - %


     We recorded a $260,000 tax benefit during fiscal 2003. This is due to a $250,000 adjustment against valuation allowances that had been established against our net deferred tax assets and $10,000 from the utilization of a state net operating loss carryforward. We continue to maintain a $20 million valuation allowance against our net deferred tax assets including the net operating loss carryforward.


Restructuring Charge (Benefit)  (dollars in millions)
-----------------------------
     For Year Ended September 30,          2004        2003        2002
                                           ----        ----        ----
                                           $0.3       ($0.1)       $0.2

     During Fiscal 2004, we incurred $337,000 in severance and hiring costs related to our restructuring efforts.

     During Fiscal 2003, we recorded a benefit from restructuring of $63,000. This was due to certain severance payments accrued in 2002 that will no longer be paid out.

     During Fiscal 2002, our Board of Directors approved a restructuring and reduction of workforce plan at our Newark, NY facility. In connection with this restructuring, we recorded a $448,000 charge to earnings in fiscal 2002 relating primarily to severance. Offsetting this charge was a $240,000 reduction in a reserve previously recorded for our Arab, Alabama facility that was no longer needed.


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


Discontinued Operations

     On June 18, 2002, we sold substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI)for $730,000. We recorded an after-tax loss on the sale of the business of approximately $3.1 million in fiscal 2002. The reserve balance at September 30, 2004 was $195,000. It is anticipated that all remaining charges against the accrual will be made by March 2005.

     On February 28, 2003, we sold our Edinburg, Texas facility for $875,000 and completed our restructuring initiative. As a result, we recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.


Significant Events

           Historically, a relatively small number of customers were responsible for a significant portion of our net sales. During 2004, one of these customers informed us of its plan to move substantial amounts of its contract assembly work to China. However, over the course of this same year, we further diversified our customer base to mitigate the dependence on a small number of customers. Through this diversification effort, we reduced our risk of sales concentration from two customers representing 87% of sales in 2003 to six customers representing 82% of revenue in 2004. Furthermore, we anticipate our focused sales approach in 2005 will also result in the further diversification of our customer base through new customer additions.

     During 2003 our largest customer, representing more than 50% of our sales announced its intention to begin manufacturing most of the products it purchased from IEC at its own facility.


Liquidity and Capital Resources

     As reflected in the Consolidated Statements of Cash Flows for Fiscal 2004, net cash provided by operations was ($.8) million.

     On January 14, 2003, we completed a new $7,300,000 financing agreement composed of a $5,000,000 Senior Secured Facility (the "Facility") with Keltic Financial Partners L.P. ("Keltic"), a $2,200,000 Secured Term Loan (the "Term Loan") with SunTrust Bank ("SunTrust) and a $100,000 infusion by certain of the IEC directors. The Facility, which has a 3 year maturity, bears interest at the rate of prime plus 2%. It involves a revolving line of credit for up to $3,850,000, based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 secured by a first mortgage lien against our Edinburg, Texas real estate, which was paid in full upon the sale of the facility in February 2003. The Term Loan is secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. The availability under the revolver was $1.2 million on September 30, 2004.

     $1,025,000, $267,000, and $667,000, respectively, were outstanding at September 30, 2004 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan.

     The financing agreements contain various affirmative and negative covenant including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with these covenants at September 30, 2004. In connection with the financing, we entered into agreements with certain of our trade creditors providing for extended payment terms involving an aggregate of approximately $2.0 million of past due balances. The balance due on these notes was $407,000 as of September 30, 2004. In addition, certain trade creditors agreed to discounted payment terms. Such discounts amounted to $0.6 million and were recorded in the first half of fiscal 2003.

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


Impact of Inflation

     The impact of inflation on our operations has been minimal due to the fact that we are able to adjust our bids to reflect any inflationary increases in cost.

New Pronouncements

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and technical Corrections (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. We adopted this standard as of January 1, 2003 with no material effect on our financial position, results of operations or cash flows.

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

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard as of October 1, 2003 with no material impact on our financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and require these disclosures in interim financial information. IEC continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 beginning in the second quarter of fiscal 2003.

     In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. We adopted this standard as of December 31, 2003, with no material impact on our financial position, results of operations or cash flows.

     On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted this standard as of July 1, 2003, with no material impact on our financial position, results of operations or cash flows.

     On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted this standard on such effective dates, with no material impact on our financial position, results of operations or cash flows.


                        FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

     Our annual and quarterly results may vary significantly depending on factors, including:

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

BECAUSE WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, A REDUCTION IN SALES TO ANY ONE OF OUR CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

     A small number of customers are currently responsible for a significant portion of our net sales. During fiscal 2004, 2003, and 2002, our five largest customers accounted for 76%, 93% and 81% of consolidated net sales, respectively. During fiscal 2004, Teradyne, Inc. and Teradyne Diagnostic Solutions accounted for 15% and 33%, respectively, of consolidated net sales. The percentage of IEC's sales to its major customers may fluctuate from period to period.

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

     These factors include:

         - the inability of our customers to adapt to rapidly changing technology
         - and evolving industry standards, which result in short product life cycles;
         - the inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and
         -  recessionary periods in our customers' markets.

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

     Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While many of our customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such re-pricing or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from a limited number of suppliers. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred. Such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK

     Most of our services are provided on a turnkey basis, where we purchase some or all of the materials required for designing, product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.

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

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

     We manufacture products to our customers' specifications, which are highly complex and may, at times, contain design or manufacturing errors or failures. Despite our quality control and quality assurance efforts, defects may occur. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders and may affect our business reputation. In addition, these defects may result in liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for any costs or payments.


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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL

     Our common stock is traded on the Over-the-Counter Bulletin Board. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the EMS industry.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure matters.


ITEM 9A  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that IEC's disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on 10-K to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

     (b) Changes in internal control over financial reporting

     In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 9B  OTHER INFORMATION

     None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the 2005 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

     IEC has adopted a Code of Business Conduct and Ethics (the "Code"), which applies to all of its directors, officers (including IEC's Chief Executive Officer, Chief Financial Officer, and other senior financial officers), and employees. The Code, a copy of which was filed as Exhibit 14 to IEC's Current Report on Form 8-K filed on September 1, 2004, may be viewed on IEC's website, www.iec-electronics.com, under its "Investor Relations - Corporate Governance" captions, and is available in print (free of charge) to any person upon request to Chief Financial Officer, IEC Electronics Corp., 105 Norton Street, Newark, NY 14513, telephone (315) 331-7742. Any amendment to, or waiver of, a provision of the Code which applies to IEC's Chief Executive Officer, Chief Financial Officer, or other senior financial officers and relates to the elements of a "code of ethics" as defined by the Securities and Exchange Commission will also be posted on the website.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the 2005 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2005 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the 2005 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is presented under the caption "Independent Public Accountants" contained in the definitive proxy statement issued in connection with the 2005 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.


                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report and as response to Item 8:
                                                                                        Page
     (1) and (2) Financial Statements and Supplementary Schedule
              Report of Independent Public Accountants................................  24
              Consolidated Balance Sheets as of
               September 30, 2004 and 2003............................................  25
              Consolidated Statements of Operations for the years
               ended  September 30, 2004, 2003 and 2002 ..............................  26
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2004,
               2003 and 2002..........................................................  27
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2004, 2003 and 2002................................  28
              Notes to Consolidated Financial Statements..............................  29
              Selected Quarterly Financial Data (unaudited)...........................  37

              All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

     (3) Exhibits

Exhibit No.                              Title

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4 Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.5         Certificate of Ownership and Merger merging IEC Electronics Corp.
            into DFT Holdings Corp. - Delaware. (Incorporated by reference to
            Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.6 Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.7 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)
3.8 Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998. (Incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

4.1         Specimen of Certificate for Common Stock. (Incorporated by
            reference to Exhibit 4.1 to the Company's Registration Statement
            on Form S-1, Registration No. 33-56498)
4.2         Rights Agreement dated as of June 2, 1998 between IEC Electronics
            Corp. and ChaseMellon Shareholder Services. LLC., as Rights
            Agents (Incorporated by reference to Exhibit 4.1 to the Company's
            Current Report on Form 8-K dated June 2, 1998)
10.1*       Form of Indemnity Agreement. (Incorporated by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.2*       IEC Electronics Corp. 1993 Stock Option Plan, as amended
            (Incorporated by reference to Exhibit 10.9 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1998)
10.3*       Form of Incentive Stock Option Agreement (Incorporated by
            reference to Exhibit 4.2 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.4*       Form of Non-Statutory Stock Option Agreement (Incorporated by
            reference to Exhibit 4.3 to the Company's Registration Statement
            on Form S-8, Registration No. 33-79360)
10.5*       Form of Non-Employee Director Stock Option Agreement
            (Incorporated by reference to Exhibit 4.4 to the Company's
            Registration Statement on Form S-8, Registration No. 33-79360)
10.6*       IEC Electronics Corp. 2001 Stock Option and Incentive Plan
            (Incorporated by reference to Exhibit 3.2 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 2002).
10.7*       2001 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the
            quarter ended March 30, 2001)
10.8        Loan agreement between IEC Electronics Corp., and Keltic Financial
            Partners, LLP, dated January 14, 2003 (Incorporated by reference to
            Exhibit 10.28 to the Company's Annual Report on Form 10-K for the
            year ended September 30, 2003).
10.9        Loan and Security Agreement between IEC Electronics Corp., and
            Suntrust Bank Dated January 13, 2003 (Incorporated by reference to
            Exhibit 10.29 to the Company's Annual Report on Form 10-K for the
            year ended September 30, 2003).
10.10       Supplier agreement between IEC Electronics Corp., and Arrow CMS
            Distribution Group of Arrow Electronics, Inc. dated December 27,
            2002 (Incorporated by reference to Exhibit 10.30 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 2003).
10.11       Amendment Number 1 to Term Note between IEC Electronics Corp., and
            Suntrust Bank Dated September 26, 2003 (Incorporated by reference to
            Exhibit 10.31 to the Company's Annual Report on Form 10-K for the
            year ended September 30, 2003).
10.12       First Amendment, dated as of March 23, 2004, to the Loan Agreement dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            March 26, 2004).
10.13       Waiver, dated as of June 25, 2004 to the Loan Agreement, dated
            January 14, 2003, by and between Keltic Financial Partners, LP and
            IEC Electronics Corp.(Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 25, 2004)
10.14       Severance Agreement dated April 29, 2004 between IEC Electronics Corp.
               and William R. Anderson.  ................................................   38
14          Code of Business Conduct and Ethics (Incorporated by Reference to
             Exhibit 14 to the Company's Current Report of Form 8-K filed on
             September 1, 2004)
21.1        Subsidiaries of IEC Electronics Corp. .......................................   42
23.1        Consent of Rotenberg & Co., LLP  ............................................   43
31.1        Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ...............................   44
31.2        Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ...............................   45
32.1        Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ........   46

*Management contract or compensatory plan or arrangement

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004.


                        IEC Electronics Corp.


                        By:/s/ W. Barry Gilbert
                        -------------------------
                        W. Barry Gilbert
                        Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                Title                          Date

/s/W. Barry Gilbert         Chief Executive Officer and
----------------------      Chairman of the Board
(W. Barry Gilbert)                                            November 17, 2004


/s/Brian H. Davis           Vice President,
-----------------           Chief Financial Officer
  (Brian H. Davis)          and Controller
                                                              November 17, 2004


/s/David J. Beaubien        Director                          November 17, 2004
--------------------
(David J. Beaubien)


/s/Robert P. B. Kidd        Director                          November 17, 2004
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton          Director                          November 17, 2004
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor         Director                          November 17, 2004
-------------------
(Justin L. Vigdor)


/s/James C. Rowe            Director                          November 17, 2004
------------------
(James C. Rowe)


/s/Dermott O'Flanagan       Director                          November 17, 2004
---------------------
(Dermott O'Flanagan)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
IEC Electronics Corp.
Newark, New York


         We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. (a Delaware Corporation) & Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income and stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. & Subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.
















/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP



Rochester, New York
October 19, 2004

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003
                                 (in thousands)

                                     ASSETS

                                                           2004           2003
                                                        ----------------------
CURRENT ASSETS:
  Cash                                                 $      -      $     793
  Accounts receivable (net allowance for doubtful         3,710          4,004
   Accounts of $500 and $200 respectively)
  Inventories                                             1,882          1,633
  Deferred income taxes                                     250            250
  Other current assets                                      338            450
                                                       -----------------------
        Total current assets                              6,180          7,130
                                                       -----------------------
FIXED ASSETS:
  Land and land improvements                           $    768            768
  Building and improvements                               3,995          3,995
  Machinery and equipment                                40,951         46,702
  Furniture and fixtures                                  5,283          5,870
                                                       -----------------------
SUB-TOTAL GROSS PROPERTY                                 50,997         57,335
LESS ACCUMULATED DEPRECIATION                           (48,761)       (54,161)
                                                       -----------------------
                                                          2,236          3,174
OTHER NON-CURRENT ASSETS                                    114            202
                                                       -----------------------
                                                       $  8,530      $  10,506
                                                       =======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           2004            2003
                                                      -------------------------
CURRENT LIABILITIES:
  Short term borrowings                                $  1,905        $  1,277
  Accounts payable                                        2,253           2,740
  Accrued payroll and related expenses                      549             794
  Other accrued expenses                                    747             891
                                                       -------------------------
        Total current liabilities                         5,454           5,702
                                                       -------------------------
Long term vendor payable                                    227             456
Long term bank debt                                         233             934
                                                       -------------------------
TOTAL LIABILITIES                                         5,914           7,092

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; Issued and outstanding - none           -               -
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,215,458 and
    8,021,960 shares (net of 573 treasury shares)            71              69
   Additional paid-in capital                            38,507          38,479
   Accumulated deficit                                  (35,870)        (35,042)
   Accumulated translation adjustments                      (92)            (92)
                                                      -------------------------
        Total shareholders' equity                        2,616           3,414
                                                      --------------------------
                                                       $  8,530        $ 10,506
                                                      ==========================

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                 (in thousands, except per share and share data)


                                                2004       2003         2002
                                           ----------------------------------
Net sales                                   $ 27,701   $ 48,201     $ 39,365

Cost of sales                                 25,724     43,271       37,068
                                            ---------------------------------
    Gross profit                               1,977      4,930        2,297

Operating expenses
   Selling and administrative expenses         2,409      2,919        4,209
   Restructuring (benefit) charge                337        (63)         214
   Asset impairment writedown                      -          -          900
                                            ---------------------------------
   Total operating expenses                    2,746      2,856        5,323
                                            ---------------------------------
   Operating income (loss)                      (769)     2,074       (3,026)
   Interest and financing expense               (386)      (642)        (932)
   Forgiveness of accounts payable                10        578            -
   Other income                                  316        143          188
                                            ---------------------------------
Net income (loss) before income taxes           (828)     2,153       (3,771)

(Benefit from) provision for income taxes           -      (260)           -
                                            ---------------------------------

Income (loss) from continuing operations        (828)      2,413      (3,771)
                                            ---------------------------------
Discontinued operations:
   Income (loss) from operations of IEC-Mexico
     disposed of (net of income taxes of
     $0, $56, and $116 in 2004, 2003 and
     2002, respectively)                           -        184      (4,069)
   Estimated (loss) on disposal of IEC-Mexico
     (net of income taxes of $0 in 2004,
     2003 and 2002)                                -          -      (3,139)
                                            ---------------------------------
                                                   -        184      (7,208)
                                            ---------------------------------
Net income (loss)                           $   (828)  $  2,597   $ (10,979)
                                            =================================

Net income (loss) per common and common equivalent share:
   Basic
    Income (loss) from cont. operations     $  (0.10)   $   0.31    $   (0.49)
    Income (loss) from discont. ops.        $   0.00    $   0.02    $   (0.94)
    Income (loss) available to
        common shareholders                 $  (0.10)   $   0.33    $   (1.43)

   Diluted
    Income (loss) from cont. operations     $  (0.10)   $   0.29    $   (0.49)
    Income (loss) from discont. ops.        $   0.00    $   0.02    $   (0.94)
    Income (loss) available to
        common shareholders                 $  (0.10)   $   0.31    $   (1.43)

Weighted average number of common and common equivalent shares outstanding:

   Basic                                   8,118,587   7,898,699    7,691,503
                                           ===================================

   Diluted                                 8,118,587   8,273,977    7,691,503
                                           ===================================

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                 (in thousands)

                                                                                 Accumulated
                                                                                 Other
                                                        Additional  Retained     Comprehensive                Total
                           Comprehensive    Common      Paid-In     Earnings        Income        Treasury    Shareholders
                               Loss         Stock       Capital     (Deficit)       (Loss)        Stock       Equity
                            -------------------------------------------------------------------------------------------
BALANCE,                                  $     77     $ 38,418     $(26,661)     $    (14)     $    (11)     $ 11,809
September 30, 2001

 Net Loss                   $(10,979)           --           --     $(10,979)           --            --      $(10,979)

Other comprehensive
Loss, currency
Translation adjustments     $    (31)           --           --           --      $    (31)           --      $    (31)
                            -------------------------------------------------------------------------------------------
Comprehensive loss          $(11,010)
                            ========

BALANCE,                                  $     77     $ 38,418     $(37,640)     $    (45)     $    (11)     $    799
September 30, 2002

Shares issued under
Directors and Employee
Stock Plan                                $      3     $     61           --            --            --      $     64

Net Income                  $  2,597            --           --     $  2,598            --            --      $  2,598

Other comprehensive
Loss, currency
translation adjustments     $    (47)           --           --           --      $    (47)           --      $    (47)
                            -------------------------------------------------------------------------------------------
Comprehensive income        $  2,550
                            ========

BALANCE,
September 30, 2003                        $     80     $ 38,479     $(35,042)     $    (92)     $    (11)     $  3,414

Shares issued under
Directors and Employee
Stock Plan                                $      2     $     28           --            --            --      $     30

Net Income                  $   (828)           --           --     $   (828)           --            --      $   (828)

Other comprehensive
Loss, currency
translation adjustments     $     --            --           --           --      $     --            --      $     --
                            -------------------------------------------------------------------------------------------
Comprehensive income        $   (828)
                            ========

BALANCE,
September 30, 2004                        $     82     $ 38,507     $(35,870)     $    (92)     $    (11)     $  2,616





The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                 (in thousands)

                                                    2004       2003        2002
                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $   (828)   $  2,597   $(10,979)
 Non-cash adjustments:
     (Income) loss from discontinued operations        -        (184)     4,069
     Loss on sale of discontinued operations           -           -      3,139
     Depreciation and amortization                 1,138       1,457      1,637
     Gain on sale of fixed assets                   (298)        (50)        (6)
     Issuance of directors fees in stock              17           8          -
     Asset impairment writedown                        -           -        900
     Changes in operating assets and
       liabilities:
       Accounts receivable                           294       1,476      5,634
       Inventories                                  (249)      1,779      3,434
       Deferred income taxes                           -        (250)         -
       Other current assets                           46        (144)        31
       Accounts payable                             (487)     (1,325)     1,469
       Accrued expenses                             (369)       (724)    (1,362)
                                                --------------------------------
        Net cash flows from operating activities    (736)       4,640     7,966
                                                --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment         (113)       (274)      (190)
 Proceeds from sale of property                      298         547         61
 Proceeds from sale of discontinued operations         -         875        730
                                                --------------------------------
       Net cash flows from investing activities      185       1,148        601
                                                --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                 (1,326)     (3,019)    (4,780)
 Borrowings (payments) on line of credit          1,025       (4,395)    (4,708)
 Proceeds from borrowing                                       3,500          -
 Debt issuance costs                                   -        (263)         -
 Common stock issued under financing plan              -          50          -
 Proceeds from exercise of stock options              13           6          -
                                                --------------------------------
       Net cash flows from financing activities     (288)     (4,121)    (9,488)
                                                --------------------------------

 Cash (used in) from discontinued operations          46        (827)       951
                                                --------------------------------

Change in cash and cash equivalents                 (793)        840         30
Effect of exchange rate changes                        -         (47)       (30)
Cash and cash equivalents, beginning of year           -           -          -
                                                --------------------------------
Cash and cash equivalents, end of year          $      -   $     793   $      -
                                                ================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                 $    386   $     642   $  1,461

       Income taxes, net of refunds received    $      -   $     (10)  $      -

       Conversion of accounts payable to
         long-term payable                      $      -   $     760   $      -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of accounts payable to debt   $      -   $    1,187  $      -


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004, 2003 AND 2002

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

     IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company is a significant provider of high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

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

Allowance for Doubtful Accounts

     The Company establishes an allowance for uncollectable trade accounts receivable based on the age of outstanding invoices and management's evaluation of collectibility of outstanding balances.


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

Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value. The fair value of the Company's debt is estimated based upon similar market rate debt issues.

Earnings Per Share

     Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities.


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

Reclassifications


     Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

New Pronouncements

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

     In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard as of October 1, 2003 with no material impact on our financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and require these disclosures in interim financial information. IEC continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 beginning in the second quarter of fiscal 2003.

     In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities." ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to January 31, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003 the FASB deferred the effective date for applying the provision of FIN 46 until the first interim or annual period ending after December 15, 2003. We adopted this standard as of December 31, 2003, with no material impact on our financial position, results of operations or cash flows.

     On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted this standard as of July 1, 2003, with no material impact on our financial position, results of operations or cash flows.

     On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted this standard on such effective dates, with no material impact on our financial position, results of operations or cash flows.


2. INVENTORIES

     Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                              2004            2003
                            -------          -------

Raw Materials               $ 1,162          $ 1,128
Work-in-process                 711              498
Finished goods                    9                7
                            --------         --------
                            $ 1,882          $ 1,633
                            ========         ========


3. PROPERTY, PLANT, AND EQUIPMENT

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

     Depreciation and amortization was $1.1 million, $1.5 million, and $1.6 million for the years ended September 30, 2004, 2003 and 2002, respectively.

     The principal depreciation and amortization lives used are as follows:

                                     Estimated
        Description                 Useful Lives
----------------------------        ------------
Land improvements                         10 years
Buildings and improvements           5 to 40 years
Machinery and equipment              3 to  5 years
Furniture and fixtures               3 to  7 years


4. DISCONTINUED OPERATIONS

     On June 18, 2002, the Company sold substantially all of the assets of Mexico to Electronic Product Integration Corporation (EPI) for $730,000. The Company recorded an after-tax loss on the sale of the business of approximately $3.1 million.

     Net sales of IEC-Mexico were $10.8 million for the year ended September 30, 2002 and are not included in net sales in the accompanying consolidated statements of operations.


5. RESTRUCTURING

     During Fiscal 2004, we incurred $337,000 in severance and hiring costs related to our restructuring efforts.

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


6. LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                             2004      2003
                                            -------  -------
Term loans                                 $   933   $ 1,592
Vendor term notes                              407     1,075
Less - Current portion                        (880)   (1,277)
                                            --------  -------
                                           $   460   $ 1,390
                                            ========  =======

     On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. The Keltic Facility, which has a 3 year maturity, bears interest at the rate of prime plus 6%. It involves a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period and a term loan of $550,000 which was paid in full upon the sale of the Company's Texas plant in February 2003. The SunTrust Term Loan is secured by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It is payable with interest at prime plus 1.5% in monthly installments over a period of 3 years. The prime rate at September 30, 2004 was 4.75%.

     $1,025,000, $267,000, and $667,000 were outstanding at September 30, 2004 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

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

     Aggregate debt maturities over the next five fiscal years and thereafter are as follows (in thousands):

        2005            $  880
        2006               383
        2007                64
        2008                10
        2009                 3
                   -----------
        Total           $1,340


7. INCOME TAXES:

     The provision for (benefit from) income taxes in fiscal 2004, 2003 and 2002 is summarized as follows (in thousands):

                                        2004       2003     2002
                                        ----       ----     ----
Current
  Federal                             $     -    $    -   $    -
  State/Other                               -       (10)       -

Deferred
  Federal                                   -      (188)       -
  State/Other                               -       (62)       -
                                        ------     -----    -----
  (Benefit from) provision for
     income taxes, net                $     -      (260)       -

     The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):
                                       2004       2003        2002
                                       ----       ----        ----
Net operating loss and AMT
   credit carryovers                  $16,184    $ 15,614   $14,858
Accelerated depreciation                   85         291       621
New York State investment tax credits   3,235       3,237     3,237
Compensated absences                       93          91       119
Inventories                               101          90       985
Receivables                               170          26       151
Restructuring reserve                      42          48       470
Other                                     374         489       666
                                       ------       ------    ------
                                       20,284      19,886    21,107
Valuation allowance                   (20,034)    (19,636)  (21,107)
                                       -------     -------   -------
                                      $   250     $   250    $    -
                                       ======      =======   =======

     The Company has a net operating loss carryforward of $46.9 million (expiring in years through 2024). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at September 30, 2004 to be realized as a result of the reversal of existing taxable temporary differences.

     The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2004, 2003 and 2002 are summarized as follows:

                                2004     2003      2002
                                ----     ----      ----
Federal Tax (Benefit) at
  statutory rates              (34.0)%   34.0%    (34.0)%
Goodwill adjustments               -        -        -
Provision for state taxes, net
  of Federal Benefit               -      5.0        -
Life Insurance                     -        -        -
Other                              -        -       0.1
Utilization of NOL
Carryforwards                      -    (39.0)        -
Valuation Allowance            (34.0)   (12.1)     33.9
                              -------   ------   -------
                                  - %  (12.1)%      - %

8. SHAREHOLDERS' EQUITY: Stock-Based Compensation Plans

     In December 2001, the Board of Directors authorized the 2001 Stock Option and Incentive Plan, reserving 1,500,000 shares of common stock for issuance to directors, officers, consultants or independent contractors providing services to the Company and key employees. This plan superceded a similar plan that was adopted in 1993. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. The Plan was approved by shareholders in February 2002. In conjunction with the approval of this plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under the 2001 plan generally terminate seven years from date of grant.

     Generally, incentive stock options granted during the period between July 1995 through September 2004 vest in increments of 25 percent. Nonqualified stock options granted during fiscal years 1999 to 2004 vest in increments of 33 1/3 percent.

     Changes in the status of options under the SOP at September 30, are summarized as follows:

                                                 Weighted
                                       Shares    Average
                                        Under    Exercise  Available
    September 30,                      Option    Price     for Grant Exercisable
    -------------                    ---------- --------  ---------- -----------

        2001                         1,062,700     3.17    246,300       414,226
          Options authorized                             1,500,000
          Options terminated                              (246,300)
          Options granted              338,250     0.07
          Options exercised                  -        -
          Options forfeited           (530,100)    2.68
                                     ----------
        2002                           870,850     2.27  1,171,250       362,283
          Options granted              643,200     0.61
          Options exercised            (34,500)    0.17
          Options forfeited           (168,750)    4.26
                                     ----------
       2003                          1,310,800             242,916       649,908
            Options granted            244,000     1.09
            Options exercised         (175,755)    0.07
            Options forfeited         (277,010)    3.38
                                     ----------
       2004                          1,102,035              70,583       481,871

The following table summarizes information about stock options outstanding as of September 30, 2004:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------
                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2004            Life      Price        2004         Price
-------------- ---------------- ----------  --------- ---------------- ---------
 $ 0.07                 130,250       2.79     $  0.07        130,250    $  0.07
 $ 0.09                 122,500       3.28     $  0.09        122,500    $  0.09
 $ 0.200 - $ 0.210       70,000       4.46     $  0.21         40,000    $  0.20
 $ 0.400                 70,285       5.52     $  0.40         17,571    $  0.40
 $ 0.520 - $ 0.730       44,500       5.61     $  0.66          9,750    $  0.63
 $ 0.950                275,000       4.50     $  0.95              -        n/a
 $ 1.01                 100,000       6.59     $  1.01              -        n/a
 $ 1.12                  64,000       6.62     $  1.12              -        n/a
 $ 1.29                  30,100       4.35     $  1.29              -        n/a
 $ 1.50 - $ 1.52         97,000       2.39     $  1.50         77,000   $   1.50
 $ 1.62 - $ 1.87         61,300       2.95     $  1.65         47,600   $   1.63
 $ 2.50 - $ 3.87         37,200       1.40     $  3.64         37,200   $   3.64
                  -------------                          ------------
                      1,102,035                               481,871
                  =============                          ============

     The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $0.96, $1.09 and $0.61, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.4 percent, 3.0 percent and 4.1 percent, for fiscal 2004, 2003 and 2002 respectively; volatility of 118.3 percent, 78.6 percent and 76.6 percent for fiscal 2004, 2003 and 2002, respectively; and expected option life of 4.1 years,
6.7 years and 6.5 years for fiscal 2004, 2003 and 2002, respectively. The dividend yield was 0 percent. Forfeitures are recognized as they occur.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company recognized compensation cost based upon the fair value at he date of grant for awards under its plans consistent with the methodology prescribed by SFAS No. 123, net income (loss) and net income (loss) per common and common equivalent share would have been as follows for years ended September 30 (in thousands, except per share data):

                                   2004                       2003                       2002
                           ------------------      ------------------------     ------------------------
                             As          Pro           As           Pro           As             Pro
                          Reported      Forma       Reported       Forma        Reported        Forma
                           ------      ------      ----------     ---------     --------      ----------
Net income (loss)          $ (828)     $ (961)     $    2,597     $   2,539     $(10,979)     $  (10,940)
                           ======      ======      ==========     =========     ========      ==========

Net income (loss)
 per common and common
 equivalent share:

   Basic                   $(0.10)     $(0.12)     $     0.33     $    0.32     $  (1.43)     $    (1.42)
                           ======      ======      ==========     =========     ========      ==========

   Diluted                 $(0.10)     $(0.12)     $     0.31     $    0.29     $  (1.43)     $    (1.42)
                           ======      ======      ==========     =========     ========      ==========

     Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Treasury Stock

     The treasury balance is 573 shares with a cost of $11,000.

9. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

     Financial instruments which potentially subject the Company to concentrations of a significant credit risk consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers.

     The Company's revenues are derived primarily from sales to customers in the industrial and telecommunications industries and are concentrated among specific companies. For the fiscal year ended September 30, 2004, five customers accounted for 76 percent of the Company's net sales. For the fiscal year ended September 30, 2003, three customers accounted for 87 percent of the Company's net sales. For the fiscal year ended September 30, 2002, three customers accounted for 59 percent of the Company's net sales.

     At September 30, 2004, amounts due from two customers represented 27 percent and 25 percent of trade accounts receivable. At September 30, 2003, amounts due from two customers represented 34 and 32 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.


10. COMMITMENTS AND CONTINGENCIES:

     As of September 30, 2004, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $26,000, $187,000, and $352,000 for fiscal 2004, 2003 and 2002, respectively.


Litigation

     An action was commenced in United States District Court for the Southern Division of Texas against IEC and several other corporate defendants, on August 12,2002. The plaintiffs allege a "toxic tort" action against the defendants, for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of their unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has provided a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The company has denied liability. Prior to the scheduled trial, the parties arrived at a settlement, which will have no material impact upon the Company. The company has accrued the estimated settlement costs. The settlement is subject to court approval. A hearing is scheduled on November 30, 2004.

     On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc ("Vishay"). The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. IEC has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. The company, GE and Vishay are discussing the possibility of non-binding mediation. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.


11. RETIREMENT PLAN:

     The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. Effective June 1, 1998, The Board of Directors approved a change in the employer match from 33 percent of the amount contributed by participant to 100 percent of the first 3 percent of employee contributions, and 50 percent of the next 3 percent of employee contributions. The match is discretionary and was suspended indefinitely as of October 1, 2001. There was no matching contribution made for fiscal 2004, 2003, or 2002. The plan also allows the Company to make an annual discretionary contribution determined by the Board of Directors. There were no discretionary contributions for fiscal 2004, 2003, or 2002.

12. SUBSEQUENT EVENTS:

     There have been no material subsequent events.



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First       Second      Third     Fourth
                                   Quarter      Quarter    Quarter    Quarter
                                  --------     --------   --------   ----------

                                  (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2004:
   Net sales                        $ 6,519      $ 7,298    $ 6,168     $ 7,716
   Gross profit (loss)                  570          723       (194)        877
   Net income   (loss)                  132          124     (1,146)         62

  Basic earnings(loss) per share    $  0.02      $  0.02   $  (0.14)    $  0.00
  Diluted earnings(loss) per share  $  0.02      $  0.01   $  (0.14)    $  0.01



YEAR ENDED SEPTEMBER 30,2003:
   Net sales                        $ 9,601      $15,469   $ 14,030      $ 9,101
   Gross profit (loss)                  989        1,246      1,808          886
   Net (loss) income from
      continuing operations             443          542        853          575
   Net (loss) income from
    discontinued IEC-Mexico
    operations                            -          184          -            -
   Net (loss) income                    443          726        853          575

   Basic and diluted EPS
     Continuing operations             0.06         0.07       0.11         0.07
     Discontinued IEC-Mexico
       operations                         -         0.02          -            -
                                      ------       ------    ------       ------
     Net (loss) income per share    $  0.06     $   0.09  $    0.11    $    0.07
                                      ======       ======    ======       ======