Form 10-Q
period 2004-12-31
IEC ELECTRONICS CORP
filed 2005-01-24
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

     Common Stock, $0.01 Par Value - 8,245,952 shares as of January 20, 2005.

PART 1       FINANCIAL INFORMATION                                         Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               December 31, 2004 (Unaudited) and September 30, 2004..........  3

               Consolidated Statements of Operations for the three months ended: December 31, 2004 (Unaudited) and December 26, 2003
               (Unaudited)...................................................  4

               Consolidated Statements of Cash Flows for the three months ended: December 31, 2004 (Unaudited) and December 26, 2003
               (Unaudited)...................................................  5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................  9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 11

    Item 4. Controls and Procedures.......................................... 11


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  12

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  12

     Item 3. Defaults Upon Senior Securities................................  12

     Item 4. Submission of Matters to a Vote of Security Holders............  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits ......................................................  13

     Signatures.............................................................  13

Part 1.  Financial Information
Item 1   -- Financial Statements

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETSDECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                                 (in thousands)

                                                         DECEMBER 31, SEPTEMBER 30,
                                                             2004         2004
                                                         ------------ -------------
ASSETS                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                                    $      8    $      0
   Accounts receivable (net of allowance for                  3,640       3,710
    Doubtful accounts of $532 and $500 respectively)
   Inventories                                                1,515       1,882
   Deferred income taxes                                        250         250
   Other current assets                                         275         338
                                                           --------    --------
      Total current assets                                    5,688       6,180
                                                           --------    --------
FIXED ASSETS:
   Land and land improvements                                   768         768
   Building and improvements                                  3,995       3,995
   Machinery and equipment                                   40,034      40,951
   Furniture and fixtures                                     5,283       5,283
                                                           --------    --------
SUB-TOTAL GROSS PROPERTY                                     50,080      50,997
LESS ACCUMULATED DEPRECIATION                               (48,109)    (48,761)
                                                           --------    --------
                                                              1,971       2,236
OTHER NON-CURRENT ASSETS                                         98         114
                                                           --------    --------
                                                           $  7,757    $  8,530
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                   $  1,359    $  1,905
   Accounts payable                                           2,221       2,253
   Accrued payroll and related expenses                         520         549
   Other accrued expenses                                       747         747
                                                           --------    --------
     Total current liabilities                                4,847       5,454
                                                           --------    --------
LONG TERM VENDOR NOTES                                          144         227
LONG TERM BANK DEBT                                              58         233
                                                           --------    --------
TOTAL LIABILITIES                                             5,049       5,914
                                                           --------    --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                 --          --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,246,525 and
    - 8,215,458 shares (net of 573 treasury shares)              71          71
   Additional paid-in capital                                38,517      38,507
   Accumulated deficit                                      (35,788)    (35,870)
   Accumulated translation adjustments                          (92)        (92)
                                                           --------    --------
       Total shareholders' equity                             2,708       2,616
                                                           --------    --------
                                                           $  7,757    $  8,530
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 26, 2003
                (in thousands, except share and per share data)


                                     3 MONTHS ENDED       3 MONTHS ENDED
                                      DECEMBER 31,         DECEMBER 26,
                                          2004                  2003
                                     --------------       --------------
                                        (Unaudited)         (Unaudited)

Net sales                                 $  6,223            $  6,519
Cost of sales                                5,434               5,948
                                            -------             -------
     Gross profit                              789                 570
                                            -------             -------
Selling and administrative expenses            628                 579
Restructuring charge                            53                  --
                                            -------             -------
     Operating profit                          108                 (9)

Interest and financing expense                 (98)                (90)
Other income                                    72                 231
                                            -------             -------
Net income before income taxes                  82                 132

Provision for income taxes                      --                  --
                                          ---------          ----------
Net income                                $     82             $   132
                                          =========          ==========


Net income per common and common equivalent share:

     Basic                                $   0.01            $   0.02
     Diluted                              $   0.01            $   0.02


Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,230,497           8,042,188
     Diluted                             8,512,307           8,764,870


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 26, 2003
                                 (in thousands)


                                                  3 MONTHS ENDED  3 MONTHS ENDED
                                                    DECEMBER 31,    DECEMBER 26,
                                                       2004            2003
                                                  --------------  --------------
                                                    (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $      82      $     132
 Non-cash adjustments:
  Depreciation                                            281            290
  Gain on sale of fixed assets                            (72)          (215)
  Issuance of director's fees in stock                      6             --
  Changes in operating assets and liabilities:
     Accounts receivable                                   71            864
     Inventories                                          367           (243)
     Other current assets                                  63            211
     Accounts payable                                     (32)        (1,143)
     Accrued expenses                                     (27)          (149)
                                                    ---------      ---------
   Net cash flows from operating activities               739           (253)
                                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                            72            215
 Purchases of plant, property & equipment                  --             (7)
                                                    ---------      ---------
   Net cash flows from investing activities                72            208
                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                        (286)          (315)
 Borrowings (payments) on line of credit                 (519)            --
 Proceeds from exercise of stock options                    4              2
                                                    ---------      ---------
   Net cash flows from financing activities              (801)          (313)
                                                    ---------      ---------
 Cash (used in) from discontinued operations               (2)            61
                                                    ---------      ---------

 Change in cash and cash equivalents                        8           (297)
 Cash and cash equivalents at beginning of period          --            793
                                                    ---------      ---------
 Cash and cash equivalents at end of period         $       8      $     496
                                                    =========      =========


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                          $     102      $      90

  Income taxes                                      $      --      $      --




   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(1) Business and Summary of Significant Accounting Policies

         IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     DECEMBER 31, 2004    September 30, 2004
                     -----------------    ------------------
                        (Unaudited)
  Raw materials          $   963                $1,162
  Work-in-process            547                   711
  Finished goods               5                     9
                     -----------------      ----------------
                          $1,515                $1,882
                     =================      ================

Unaudited Financial Statements

         The accompanying unaudited financial statements as of December 31, 2004, and for the three months ended December 31, 2004 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the fourth quarter of fiscal 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153.

(2) Financing Agreements

         The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on December 31, 2004.

(3) Stock Option Plans

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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                3 MONTHS ENDED       3 MONTHS ENDED
                              DECEMBER 31, 2004     DECEMBER 26, 2003
                                  (Unaudited)         (Unaudited)
                              -----------------     -----------------
Net earnings, as reported          $    82               $  132
Pro forma net earnings             $    36               $  116
Earnings per share:
   Basic - as reported             $  0.01               $ 0.02
   Basic - pro forma               $  0.00               $ 0.01
   Diluted - as reported           $  0.01               $ 0.02
   Diluted - pro forma             $  0.00               $ 0.01


(4) Litigation

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

     An action was commenced in United States District Court for the Southern Division of Texas against the Company and several other corporate defendants on August 12,2002. Three plaintiffs alleged a "toxic tort" action against the defendants for exposure to lead, lead dust, chemicals and other substances used in the manufacture of products by various defendants. The essence of the complaint relates to alleged "in utero" exposure to the circulatory system of their unborn children, resulting in alleged tissue toxicity through the mothers, causing damage to the central nervous system, brain and other organs of the fetus. The complaint alleges theories of negligence, gross negligence, strict liability, breach of warranty and fraud/negligent misrepresentation, and claims unspecified damages for pain and suffering, a variety of special damages, punitive damages and attorneys' fees. Royal & Sunalliance Insurance Company has agreed to provide a defense of the claims with a reservation of rights, but has expressly excluded any coverage for the claim for punitive damages. The company denied liability. The parties have arrived at a settlement, which will not materially impact the Company. A hearing to obtain court approval for the settlement was held on November 30, 2004. The court approved the settlement, subject to the satisfaction of certain conditions, none of which is material and all of which are expected to be consummated by January 31, 2005.

     On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. GE has filed a motion seeking leave to file an amended complaint, which the Company has opposed. This motion is also pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay. GE, IEC and Vishay have agreed to engage in non-binding mediation which has not yet occurred.

(5) Restructuring

     During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. During the first quarter of 2005, the Company paid $53,000 in severance and hiring costs related to this initiative.

(6) New Financing Agreement

    On January 7, 2005, IEC amended its Loan Agreement with Keltic Financial Partners LP. The agreement included a new $750,000 term loan, payment of the existing SunTrust Term Loan, a moratorium on principal payments until October 1, 2005, adjustments to the existing loan covenants, and a termination date of January 14, 2009.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations - Three Months Ended December 31, 2004,
              Compared to the Three Months Ended December 26, 2003.

     Net sales for the three month period ended December 31, 2004, were $6.2 million, compared to $6.5 million for the comparable period of the prior fiscal year, a decrease of 5 percent. The decrease in sales is due to a decline in orders from two of our major customers that was not completely offset by the addition of orders from new customers.

     Our five largest customers accounted for 73% of our sales for the quarter ended December 31, 2004, and 85% of our sales for the quarter ended December 26, 2003.

     Gross profit was $0.8 million or 13 percent of sales for the three month period ended December 31, 2004, versus $0.6 million or 9 percent of sales in the comparable period of the prior fiscal year. The increase in gross profit percentage was largely due to our restructuring efforts.

     Selling and administrative expenses were $0.6 million for the three month period ended December 2004, and $0.6 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 10 percent of sales during the current period, compared to 9 percent of sales during the same quarter of the prior fiscal year.

     Restructuring costs were $53,000 for the three month period ended December 31, 2004. The costs were primarily related to hiring and severance costs associated with senior operations executives.

     Interest expense was $98,000 for the three month period ended December 31, 2004, up from $90,000 in the comparable period of the prior fiscal year. The increase was primarily due to an increase in borrowing from our line of credit.

     Other income was $72,000 for the three month period ended December 31, 2004, and $231,000 for the three month period ended December 26, 2003. The other income for both periods was primarily due to gains on the sale of excess equipment.

     Net income for the three months ended December 31, 2004 was $0.1 million versus a net income of $0.2 million in the comparable quarter of the prior fiscal year.

     Diluted income per share was $0.01 as compared to diluted income per share of $0.02 in the comparable quarter of the prior fiscal year.

Liquidity and Capital Resources

     Availability under our line of credit was $2.0 million on December 31, 2004. As reflected in the Consolidated Statements of Cash Flows for the three months ending December 31, 2004, net cash from operating and investing activities was $0.8 million. Cash was used to pay down debt.

     On December 31, 2004 we had a $4,450,000 Senior Secured Facility (the "Facility") with Keltic Financial Partners L.P. ("Keltic") and a $2,200,000 Secured Term Loan (the "Term Loan") with SunTrust Bank ("SunTrust"). The Facility had an original maturity date of January 14, 2006, and had an interest rate of prime plus 2%. It involved a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory and a term loan of $600,000, secured by machinery and equipment, to be amortized over a 36 month period. The Term Loan was secured by a general security agreement, and indirectly by the assignment of a certain promissory note and a first mortgage on the IEC plant in Newark, New York. It was payable with interest at prime plus 3.0% in monthly installments over a period of 3 years, maturing on January 14, 2006. $506,000, $217,000, and $542,000 were outstanding at December 31, 2004 under the revolving line of credit with Keltic, the term loan with Keltic and the SunTrust loan, respectively.

     On January 7, 2005, we amended our Loan Agreement with Keltic. The agreement includes a new $750,000 term loan that is secured by a first mortgage on the IEC plant in Newark, and has an interest rate of prime plus 2%. The proceeds were used, in part, to pay off the balance of the Term Loan with SunTrust. The amendment includes a moratorium on principal payments until October 2005, adjustments to the existing loan covenants, and a new termination date of January 14, 2009.

     The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at December 31, 2004.

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

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact our financial position or our results of operations.


                                  Page 10 0f 13

Impact of Inflation

     The impact of inflation on our operations has been minimal due to the fact that we have been able to adjust our bids to reflect any inflationary increases in costs.

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

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the fourth quarter of fiscal 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We have not yet determined what the effects of adopting this standard will have on us.

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

     In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 and in other filings with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended Septmber 30, 2004 is incorporated herein by reference. During the quarter ended December 31, 2004, the following developments occurred in such proceedings:

         (a) Proceeding in U.S. District Court for the Southern District of
Texas

                 A hearing to obtain court approval for the settlement was held on November 30, 2004. The court approved the settlement, subject to the satisfaction of certain conditions, none of which is material and all of which are expected to be consummated by January 31, 2005.

         (b) GE, IEC, Vishay legal proceeding

                  GE, IEC and Vishay have agreed to engage in non-binding mediation, which has not yet occurred.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None


Item 5 -- Other Information

     None.

Item 6 -- Exhibits

     The following documents are filed as exhibits to this Report:

      10.1 Second Amendment, dated as of January 7, 2005, to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 13, 2005.

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

                                                IEC ELECTRONICS CORP.
                                                REGISTRANT

Dated: January 24, 2005                         /s/ W. Barry Gilbert
                                                -----------------------------
                                                W. Barry Gilbert
                                                Chairman and
                                                Chief Executive Officer




Dated: January 24, 2005                         /s/ Brian H. Davis
                                                ------------------------------
                                                Brian H. Davis
                                                Chief Financial Officer and
                                                Controller