Form 10-Q
period 2005-04-01
IEC ELECTRONICS CORP
filed 2005-04-28
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2005

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

     Common Stock, $0.01 Par Value - 8,258,722 shares as of April 22, 2005.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               April 1, 2005 (Unaudited) and September 30, 2004.............   3

               Consolidated Statements of Operations for the three months ended: April 1, 2005 (Unaudited) and March 26, 2004
               (Unaudited)...................................................  4

               Consolidated Statements of Operations for the six months
               ended April 1, 2005 (Unaudited) and March 26, 2004 ...........  5

               Consolidated Statements of Cash Flows for the six months
               ended: April 1, 2005 (Unaudited) and March 26, 2004
               (Unaudited)...................................................  6

               Notes to Consolidated Financial Statements (Unaudited)........  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 13

    Item 4. Controls and Procedures.......................................... 13


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  14

     Item 3. Defaults Upon Senior Securities................................  14

     Item 4. Submission of Matters to a Vote of Security Holders............  14

     Item 5. Other Information..............................................  15

     Item 6. Exhibits ......................................................  15

     Signatures.............................................................  15

Part 1.  Financial Information
Item 1   -- Financial Statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      APRIL 1, 2005 AND SEPTEMBER 30, 2004
                                 (in thousands)

                                                    APRIL 1, 2005     SEPTEMBER 30,2004
                                                   ----------------   -----------------
ASSETS                                               (Unaudited)
CURRENT ASSETS:
   Cash                                               $     571       $         0
   Accounts receivable (net of allowance for
    doubtful accounts of $500 and $500 respectively)      2,144             3,710
   Inventories                                            1,059             1,882
   Deferred income taxes                                    250               250
   Other current assets                                     285               338
                                                      ---------        ----------
      Total current assets                                4,309             6,180
                                                      ---------        ----------
FIXED ASSETS:
   Land and land improvements                               768               768
   Building and improvements                              3,995             3,995
   Machinery and equipment                               38,384            40,951
   Furniture and fixtures                                 5,285             5,283
                                                      ----------       -----------
SUB-TOTAL GROSS PROPERTY                                 48,432            50,997
LESS ACCUMULATED DEPRECIATION                           (46,674)          (48,761)
                                                      ---------        ----------
                                                          1,758             2,236
OTHER NON-CURRENT ASSETS                                    114               114
                                                      ---------        ----------
                                                      $   6,181        $    8,530
                                                      =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                              $     322        $    1,905
   Accounts payable                                       1,235             2,253
   Accrued payroll and related expenses                     430               549
   Other accrued expenses                                   619               747
                                                      ---------        ----------
     Total current liabilities                            2,606             5,454
                                                      ---------        ----------
LONG TERM VENDOR NOTES                                      105               227
LONG TERM BANK DEBT                                         683               233
                                                      ---------        ----------
TOTAL LIABILITIES                                         3,394             5,914
                                                      ---------        ----------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding              -                 -
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,258,715 and
    8,215,458 shares (net of 573 treasury shares)            71                71
   Additional paid-in capital                            38,522            38,507
   Accumulated deficit                                  (35,715)          (35,870)
   Accumulated translation adjustments                      (91)              (92)
                                                      ---------        ----------
       Total shareholders' equity                         2,787             2,616
                                                      ---------        ----------
                                                      $   6,181        $    8,530
                                                      =========        ==========


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 1, 2005 AND MARCH 26, 2004
                 (in thousands, except share and per share data)


                                     3 MONTHS ENDED       3 MONTHS ENDED
                                     APRIL 1, 2005         MARCH 26, 2004
                                     --------------       --------------
                                        (Unaudited)         (Unaudited)

Net sales                                 $  4,682            $  7,298
Cost of sales                                4,019               6,566
                                          --------            --------
     Gross profit                              663                 732
                                          --------            --------
Selling and administrative expenses            587                 593
Restructuring charge                            41                   -
                                          --------            --------
     Operating profit                           35                 139

Interest and financing expense                (102)                (94)
Gain on sale of fixed assets                   113                  78
Other income (expense)                          (1)                  1
                                          --------            --------
Net income before income taxes                  45                 124

Provision for income taxes                       -                   -
                                          --------            --------
Income from continuing operations               45                 124

Discontinued operations:
     Income of IEC-Mexico net of                28                   -
     Income tax of $0

Net Income                                      73                 124
                                          ========            ========


Net income per common and common equivalent share:

     Basic
       Income from continuing operations    $ 0.01              $ 0.02
       Income from discontinued operations  $ 0.00              $ 0.00
       Income available to shareholders     $ 0.01              $ 0.02

     Diluted
       Income from continuing operations    $ 0.01              $ 0.01
       Income from discontinued operations  $ 0.00              $ 0.00
       Income available to shareholders     $ 0.01              $ 0.01


Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,253,995           8,097,224
     Diluted                             8,530,654           8,756,077


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED APRIL 1, 2005 AND MARCH 26, 2004
                 (in thousands, except share and per share data)


                                     6 MONTHS ENDED       6 MONTHS ENDED
                                     APRIL 1, 2005         MARCH 26, 2004
                                     --------------       --------------
                                        (Unaudited)         (Unaudited)

Net sales                                 $ 10,906            $ 13,816
Cost of sales                                9,493              12,513
                                          --------            --------
     Gross profit                            1,413               1,303
                                          --------            --------
Selling and administrative expenses          1,216               1,172
Restructuring charge                            55                   -
                                          --------            --------
     Operating profit                          142                 131

Interest and financing expense                (199)               (185)
Gain on sale of fixed assets                   185                 293
Other income (expense)                           -                  17
                                          --------            --------
Net income before income taxes                 128                 256

Provision for income taxes                       -                   -
                                          --------            --------
Income from continuing operations              128                 256

Discontinued operations:
     Income of IEC-Mexico net of                28                   -
     Income tax of $0

Net Income                                     156                 256
                                          ========            ========




Net income per common and common equivalent share:


     Basic
       Income from continuing operations    $ 0.02              $ 0.03
       Income from discontinued operations  $ 0.00              $ 0.00
       Income available to shareholders     $ 0.02              $ 0.03

     Diluted
       Income from continuing operations    $ 0.02              $ 0.03
       Income from discontinued operations  $ 0.00              $ 0.00
       Income available to shareholders     $ 0.02              $ 0.03



Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,242,246           8,071,695
     Diluted                             8,523,921           8,764,067


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED APRIL 1, 2005 AND MARCH 26, 2004
                                 (in thousands)

                                                   6 MONTHS ENDED   6 MONTHS ENDED
                                                   APRIL 1, 2005    MARCH 26, 2004
                                                   --------------  ---------------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $   156       $   256
 Non-cash adjustments:
  Depreciation                                                521           566
  Gain on sale of fixed assets                               (185)         (293)
  Issuance of director's fees in stock                         11             -
  Changes in operating assets and liabilities:
     Accounts receivable                                     1566          (755)
     Inventories                                              824          (480)
     Other current assets                                       1            98
     Accounts payable                                       (1019)          603
     Accrued expenses                                        (238)         (254)
                                                          -------       -------
   Net cash flows from operating activities                  1637          (259)
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                               185           293
 Purchases of plant, property & equipment                     (42)           (2)
                                                          -------       -------
   Net cash flows from investing activities                   143           291
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                            (231)         (739)
 Borrowings (payments) on line of credit                    (1025)            -
 Proceeds from exercise of stock options                        5             7
                                                          -------       -------
   Net cash flows from financing activities                 (1251)         (732)
                                                          -------       -------
 Cash (used in) from discontinued operations                   42            53
                                                          -------       -------

 Change in cash and cash equivalents                          571          (647)
 Cash and cash equivalents at beginning of period               -           793
                                                          -------       -------
 Cash and cash equivalents at end of period               $   571       $   146
                                                          =======       =======


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                                $   148       $   141

  Income taxes                                            $     -       $     -


   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2005

(1) Business and Summary of Significant Accounting Policies

      IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment, and repair services. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers.

Consolidation

      The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiary, IEC Electronicos de Mexico ("Mexico"), (collectively, "IEC"). Operations in Mexico were closed in July 2002. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

      Revenue on product sales is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from its customers for a specified amount of product, at a specified price and considers delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the Company and the customer.

Allowance for Doubtful Accounts

      The Company establishes an allowance for uncollectable trade accounts receivable based on the age of outstanding invoices and management's evaluation of collectibility of open balances.

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                       April 1, 2005        September 30, 2004
                        (Unaudited)
  Raw materials          $   789               $ 1,162
  Work-in-process            204                   711
  Finished goods              66                     9
                         -------               -------
                         $ 1,059               $ 1,882

Reclassifications

      Certain amounts in 2004 have been reclassified to conform with the 2005 presentation.

Unaudited Financial Statements

      The accompanying unaudited financial statements as of April 1, 2005, and for the six months ended April 1, 2005 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2005

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all fiscal years beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The Company has not yet determined the effects of adopting this standard will be.

(2) Financing Agreements

      The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on April 1, 2005.

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

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2005

                              3 MONTHS ENDED     3 MONTHS ENDED     6 MONTHS ENDED   6 MONTHS ENDED
                              APRIL 1, 2005      MARCH 26, 2004      APRIL 1, 2005   MARCH 26, 2004
                               (Unaudited)         (Unaudited)        (Unaudited)      (Unaudited)
                              ----------------   ---------------   --------------    -------------
Net earnings, as reported         $    73             $  124              $ 156             $  256

Deduct total stock-based
Compensation expense
determined under fair value
based method, net of tax          $    (4)            $  (17)            $  (50)            $  (23)
                                  -------             ------             ------             ------
Pro forma net earnings            $    69             $  107             $  106             $  223
Earnings per share:
   Basic - as reported            $  0.01             $ 0.02             $ 0.03               0.03
   Basic - pro forma              $  0.00             $ 0.01             $ 0.01               0.03
   Diluted - as reported          $  0.01             $ 0.02             $ 0.03               0.03
   Diluted - pro forma            $  0.01             $ 0.01             $ 0.01               0.03

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

      An action was commenced in United States District Court for the Southern Division of Texas against the Company and several other corporate defendants on August 12,2002. The parties entered into a settlement, which was approved, by the court in an Agreed Final Judgment dated March 21, 2005. The settlement was favorable to IEC and it does not have a material effect on the company's financial condition or result of operations.

      On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The complaint was amended on February 13, 2004. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay. On April 5, 2005 GE, IEC and Vishay participated in non-binding mediation, which did not result in a settlement.

(5) Restructuring

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $41,000 of expenses during the quarter ended April 1, 2005, and $55,000 of expenses during the six month period ended April 1, 2005. These have already been paid. Since May 2004, the Company has recorded $311,000 in restructuring costs. To date, the restructuring has resulted in the reduction of 43 employees. The annual savings to IEC will be $1,485,000. The company anticipates that it's restructuring initiative will be completed by July 1, 2005, and that all payments will be made by September 30, 2005.

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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations - Three Months Ended April 1, 2005,
               Compared to the Three Months Ended March 26, 2004.

      Net sales for the three month period ended April 1, 2005, were $4.7 million, compared to $7.3 million for the comparable period of the prior fiscal year, a decrease of 36 percent. The decrease in sales is due to a decline in orders from two of our major customers that was not completely offset by the addition of orders from new customers.

      Our five largest customers accounted for 71% of our sales for the quarter ended April 1, 2005, and 80% of our sales for the quarter ended March 26, 2004.

      Gross profit was $0.7 million or 14 percent of sales for the three month period ended April 1, 2005, versus $0.7 million or 10 percent of sales in the comparable period of the prior fiscal year. The increase in gross profit percentage was primarily due to our recent restructuring efforts. The current quarter results include a reversal of $116,000 of excess worker's compensation provisions (see below).

      Selling and administrative expenses were $0.6 million for the three month period ended April 1, 2005, and $0.6 million for the comparable period of the prior fiscal year. The current period costs included the hire of an additional salesman, and were largely offset by lower manufacturing representative commissions. Selling and administrative expenses were 13 percent of sales during the current period, compared to 8 percent of sales during the same quarter of the prior fiscal year. The percentage increase is due to fixed costs being spread over fewer sales. The current quarter results include a reversal of $30,000 of excess worker's compensation provisions (see below).

      We reversed $146,000 from our worker's compensation accrual during the current fiscal period. This reversal is due to a favorable buy-out offer we received from our former (1993 - 1996) worker's compensation insurance provider.

      Restructuring costs were $41,000 for the three month period ended April 1, 2005. The costs were due to severance of eight employees that was paid during the period. The company expects to save $392,000 annually due to this action.

      Interest expense was $102,000 for the three month period ended April 1, 2005, up from $94,000 in the comparable period of the prior fiscal year. The increase was primarily due to an $8,000 write-off of loan origination fees associated with the term loan from SunTrust Bank that was paid off during the period. Reported interest expense includes both interest on money that is being borrowed at negotiated rates of interest, plus an amortization of loan origination costs.

      Other income was $112,000 for the three month period ended April 1, 2005, and $79,000 for the three month period ended March 26, 2004. The other income for both periods was primarily due to gains on the sale of excess equipment.

      We reported $28,000 of income from discontinued operations during the current fiscal period. This income was due to an asset tax refund that was greater than what we had previously reported on our balance sheet.

      Net income for the three months ended April 1, 2005 was $73,000 versus a net income of $124,000 in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.01 as compared to diluted income per share of $0.01 in the comparable quarter of the prior fiscal year.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations - Six Months Ended April 1, 2005,
                Compared to the Six Months Ended March 26, 2004.

      Net sales for the six month period ended April 1, 2005, were $10.9 million, compared to $13.8 million for the comparable period of the prior fiscal year, a decrease of 21 percent. The decrease in sales is due to a decline in orders from two of our major customers that was not completely offset by the addition of orders from new customers.

      Our five largest customers accounted for 73% of our sales for the six months ended April 1, 2005, and 81% of our sales for the six months ended March 26, 2004.

      Gross profit was $1.4 million or 13 percent of sales for the six month period ended April 1, 2005, versus $1.3 million or 9 percent of sales in the comparable period of the prior fiscal year. The increase in gross profit percentage was primarily due to our recent restructuring efforts. The current period results include a reversal of $116,000 of excess worker's compensation provisions (see below).

      Selling and administrative expenses were $1.2 million for the six month period ended April 1, 2005, and $1.2 million for the comparable period of the prior fiscal year. The current period costs included the hire of an additional salesman, and were largely offset by lower manufacturing representative commissions. Selling and administrative expenses were 11 percent of sales during the current period, compared to 8 percent of sales during the same period of the prior fiscal year. The percentage increase is due to fixed costs being spread over fewer sales. The current period results include a reversal of $30,000 of excess worker's compensation provisions (see below).

      We reversed $146,000 from our worker's compensation accrual during the current fiscal period. This reversal is due to a favorable buy-out offer we received from our former (1993 - 1996) worker's compensation insurance provider.

      Restructuring costs were $55,000 for the six month period ended April 1, 2005. The costs were due to severance of nine employees that was paid during the period. The company expects to save $392,000 annually due to this action.

      Interest expense was $199,000 for the six month period ended April 1, 2005, up from $185,000 in the comparable period of the prior fiscal year. The increase was primarily due to an $8,000 write-off of loan origination fees associated with the term loan from SunTrust Bank that was paid off during the period. Reported interest expense includes both interest on money that is being borrowed at negotiated rates of interest, plus an amortization of loan origination costs.

      Other income was $185,000 for the six month period ended April 1, 2005, and $310,000 for the six month period ended March 26, 2004. The other income for both periods was primarily due to gains on the sale of excess equipment.

      We reported $28,000 of income from discontinued operations during the current fiscal period. This income was due to an asset tax refund that was greater than what we had previously reported on our balance sheet.

      Net income for the six months ended April 1, 2005 was $156,000 versus a net income of $256,000 in the comparable period of the prior fiscal year.

      Diluted income per share was $0.02 as compared to diluted income per share of $0.03 in the comparable quarter of the prior fiscal year.

Liquidity and Capital Resources

      Cash flow provided by operating activities was $1.6 million for the six months ended April 1, 2005 compared to ($0.3) million for the six months ended March 26, 2004. The improved cash flow during fiscal 2005 versus 2004 is primarily due to a reduction in accounts receivable and inventory.

      Working capital on April 1, 2005 totaled $1.7 million, compared to $0.7 million in the same period of the prior year. At April 1, 2005, we had no borrowings under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.9 million on April 1, 2005. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan of $750,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and a second term loan of $233,333, that is secured by machinery and equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 commencing October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 11 monthly installments of $16,667 commencing October 1, 2005, and a final payment of the remaining balance on September 1, 2006. Each loan has an interest rate of prime plus 2.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at April 1, 2005.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all fiscal years beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

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

Item 4 -- Controls and Procedures

      Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of April 1, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 1, 2005.

      There were no significant changes in our internal control over financial reporting during the quarter ended April 1, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

      The description of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 is incorporated herein by reference. During the quarter ended April 1, 2005, the following developments occurred in such proceedings:

      (a) Proceeding in U.S. District Court for the Southern District of Texas

      The parties entered into a settlement which was approved by the court in an Agreed Final Judgment dated March 21, 2005. The settlement does not have a material adverse effect on the Company's financial condition or results of operations.

      (b) GE, IEC, Vishay legal proceeding

      On April 5, 2005, GE, IEC and Vishay participated in non-binding mediation, which did not result in settlement. IEC's motion to dismiss GE's action in Connecticut for lack of jurisdiction remains pending.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3 -- Defaults Upon Senior Securities

      None.

Item 4 -- Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on January 19, 2005.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

(c) (i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

       Nominee                     Votes FOR               Authority Withheld
       David J. Beaubien           7,730,298                    78,735
       W. Barry Gilbert            7,745,463                    63,570
       Robert P.B. Kidd            7,729,498                    79,535
       Eben S. Moulton             7,739,398                    69,635
       Dermott O'Flanagan          7,739,398                    69,635
       James C. Rowe               7,738,840                    70,193
       Justin L. Vigdor            7,721,781                    87,252

(c) (ii) At the Annual Meeting, the stockholders also voted upon a proposal to approve an amendment to the Company's 2001 Stock Option and Incentive Plan to increase the number of shares that may be issued under the Plan. The tabulation of votes with respect to such matter was as follows:

      Votes              Votes            Votes                 Broker
      FOR                AGAINST          ABSTAINING            NON-VOTES
      ---                -------          ----------            ---------
      2,651,508          340,500          24,422                5,209,022

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

                                          IEC ELECTRONICS CORP.
                                          REGISTRANT

Dated: April 26, 2005                     /s/ W. Barry Gilbert
                                          ---------------------------
                                          W. Barry Gilbert
                                          Chairman, President, and
                                          Chief Executive Officer




Dated: April 26, 2005                     /s/ Brian H. Davis
                                          ---------------------------
                                          Brian H. Davis
                                          Chief Financial Officer and Controller