Form 10-Q
period 2005-07-01
IEC ELECTRONICS CORP
filed 2005-07-27
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2005

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

                                 YES [X] NO [_]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common Stock, $0.01 Par Value - 8,258,722 shares as of July 22, 2005.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

             Consolidated Balance Sheets as of:
             July 1, 2005 (Unaudited) and September 30, 2004................3

             Consolidated Statements of Operations for the three months ended: July 1, 2005 (Unaudited) and June 25, 2004
             (Unaudited)....................................................4

             Consolidated Statements of Operations for the nine months ended July 1, 2005 (Unaudited) and June 25, 2004 (Unaudited)...5

             Consolidated Statements of Cash Flows for the nine months
             ended: July 1, 2005 (Unaudited) and June 25, 2004
             (Unaudited)....................................................6

             Notes to Consolidated Financial Statements (Unaudited).........7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.....13

    Item 4. Controls and Procedures........................................14


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings.............................................14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...14

     Item 3. Defaults Upon Senior Securities...............................14

     Item 4. Submission of Matters to a Vote of Security Holders...........14

     Item 5. Other Information.............................................14

     Item 6. Exhibits .....................................................15

     Signatures............................................................15

Part 1.  Financial Information

Item 1 -- Financial Statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETSJULY 1, 2005 AND SEPTEMBER 30, 2004
                                 (in thousands)

                                                                       SEPTEMBER
                                                           JULY 1,         30,
                                                             2005         2004
                                                           ----------  ---------
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
   Cash                                                    $    459    $      0
   Accounts receivable (net of allowance for                  2,173       3,710
    doubtful accounts of $500 and $500 respectively)
   Inventories                                                1,064       1,882
   Deferred income taxes                                        250         250
   Other current assets                                         269         338
                                                           --------    --------
      Total current assets                                    4,215       6,180
                                                           --------    --------
FIXED ASSETS:
   Land and land improvements                                   702         768
   Building and improvements                                  4,080       3,995
   Machinery and equipment                                   37,691      40,951
   Furniture and fixtures                                     5,328       5,283
                                                           --------    --------
SUB-TOTAL GROSS PROPERTY                                     47,801      50,997
LESS ACCUMULATED DEPRECIATION                               (46,172)    (48,761)
                                                           --------    --------
                                                              1,629       2,236
OTHER NON-CURRENT ASSETS                                         90         114
                                                           --------    --------
                                                           $  5,934    $  8,530
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                   $    308    $  1,905
   Accounts payable                                           1,162       2,253
   Accrued payroll and related expenses                         383         549
   Other accrued expenses                                       494         747
                                                           --------    --------
     Total current liabilities                                2,347       5,454
                                                           --------    --------
LONG TERM VENDOR NOTES                                           79         227
LONG TERM BANK DEBT                                             638         233
                                                           --------    --------
TOTAL LIABILITIES                                             3,064       5,914
                                                           --------    --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                 --          --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,275,960 and
    8,215,458 shares (net of 573 treasury shares)                71          71
   Additional paid-in capital                                38,526      38,507
   Accumulated deficit                                      (35,636)    (35,870)
   Accumulated translation adjustments                         (91)        (92)
                                                           --------    --------
       Total shareholders' equity                             2,870       2,616
                                                           --------    --------
                                                           $  5,934    $  8,530
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 1, 2005 AND JUNE 25, 2004
                 (in thousands, except share and per share data)


                                            3 MONTHS ENDED     3 MONTHS ENDED
                                              JULY 1, 2005      JUNE 25, 2004
                                            --------------    ---------------
                                              (Unaudited)        (Unaudited)

Net sales                                   $        4,040    $        6,168
Cost of sales                                        3,336             6,362
                                            --------------    --------------
     Gross profit                                      704              (194)
                                            --------------    --------------
Selling and administrative expenses                    492               704
Restructuring charge                                    65               160
                                            --------------    --------------
     Operating profit                                  147            (1,058)

Interest and financing expense                         (79)              (90)
Gain on sale of fixed assets                            10                --
Other income                                            --                 2
                                            --------------    --------------
Net income (loss) before income taxes                   78            (1,146)

Provision for income taxes                              --                --
                                            --------------    --------------
Income (loss) from continuing operations                78            (1,146)

Discontinued operations:
     Income of IEC-Mexico net of                        --                --
     Income tax of $0

Net Income (loss)                                       78            (1,146)
                                            ==============    ==============


Net income per common and common equivalent share:

     Basic
         Income from continuing operations    $ 0.01            $(0.14)
         Income from discontinued operations  $ 0.00            $ 0.00
         Income available to shareholders     $ 0.01            $(0.14)

     Diluted
         Income from continuing operations    $ 0.01            $(0.14)
         Income from discontinued operations  $ 0.00            $ 0.00
         Income available to shareholders     $ 0.01            $(0.14)


Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,270,266           8,139,937
     Diluted                             8,539,802           8,139,937


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JULY 1, 2005 AND JUNE 25, 2004
                 (in thousands, except share and per share data)


                                           9 MONTHS ENDED    9 MONTHS ENDED
                                             JULY 1, 2005     JUNE 25, 2004
                                           --------------    --------------
                                              (Unaudited)       (Unaudited)

Net sales                                  $       14,946    $       19,985
Cost of sales                                      12,829            18,876
                                           --------------    --------------
     Gross profit                                   2,117             1,109
                                           --------------    --------------
Selling and administrative expenses                 1,708             1,876
Restructuring charge                                  120               160
                                           --------------    --------------
     Operating profit                                 289              (927)

Interest and financing expense                       (278)             (275)
Gain on sale of fixed assets                          195               293
Other income                                           --                19
                                           --------------    --------------
Net income (loss) before income taxes                 206              (890)

Provision for income taxes                             --                --
                                           --------------    --------------
Income (loss) from continuing operations              206              (890)

Discontinued operations:
     Income of IEC-Mexico net of                       28                --
     Income tax of $0

Net Income (loss)                                     234              (890)
                                           ==============    ==============


Net income per common and common equivalent share:


     Basic
         Income from continuing operations    $ 0.03            $(0.11)
         Income from discontinued operations  $ 0.00            $ 0.00
         Income available to shareholders     $ 0.03            $(0.11)

     Diluted
         Income from continuing operations    $ 0.03            $(0.11)
         Income from discontinued operations  $ 0.00            $ 0.00
         Income available to shareholders     $ 0.03            $(0.11)


Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,251,586           8,094,502
     Diluted                             8,524,227           8,094,502


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JULY 1, 2005 AND JUNE 25, 2004
                                 (in thousands)


                                                9 MONTHS ENDED    9 MONTHS ENDED
                                                  JULY 1, 2005     JUNE 25, 2004
                                                --------------   ---------------
                                                    (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $      234    $     (890)
 Non-cash adjustments:
  Depreciation                                             761           851
  Gain on sale of fixed assets                            (195)         (293)
  Issuance of director's fees in stock                      16            12
  Changes in operating assets and liabilities:
     Accounts receivable                                 1,538         1,012
     Inventories                                           818        (2,046)
     Other current assets                                   18            79
     Accounts payable                                   (1,092)        1,039
     Accrued expenses                                     (406)         (160)
                                                    ----------    ----------
   Net cash flows from operating activities               1692          (396)
                                                    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                            195           293
 Purchases of plant, property & equipment                 (130)         (109)
                                                    ----------    ----------
   Net cash flows from investing activities                 65           184
                                                    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                         (316)       (1,060)
 Borrowings (payments) on line of credit                (1,025)          599
 Proceeds from exercise of stock options                     5             8
                                                    ----------    ----------
   Net cash flows from financing activities             (1,336)         (453)
                                                    ----------    ----------
 Cash from discontinued operations                          38            48
                                                    ----------    ----------

 Change in cash and cash equivalents                       459          (617)
 Cash and cash equivalents at beginning of period           --           793
                                                    ----------    ----------
 Cash and cash equivalents at end of period         $      459    $      176
                                                    ==========    ==========


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                            $    200    $      275

  Income taxes                                        $      -    $        -


   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2005

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                       July 1, 2005     September 30, 2004
                        (Unaudited)
  Raw materials          $   831               $ 1,162
  Work-in-process            229                   711
  Finished goods               4                     9
                     -----------------      ----------------
                         $ 1,064               $ 1,882

Reclassifications

      Certain amounts in 2004 have been reclassified to conform with the 2005 presentation.

Unaudited Financial Statements

      The accompanying unaudited financial statements as of July 1, 2005, and for the nine months ended July 1, 2005 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 Annual Report on Form 10-K.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2005

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

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The Company has not yet determined the effect of adopting this standard.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions for the fiscal year beginning October 1, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.


(2) Financing Agreements

      The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on July 1, 2005.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2005

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


                            3 MONTHS ENDED     3 MONTHS ENDED    9 MONTHS ENDED    9 MONTHS ENDED
                              JULY 1, 2005      JUNE 25, 2004      JULY 1, 2005     JUNE 25, 2004
                               (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
                            ---------------   ---------------    --------------     -------------
Net earnings, as reported          $    78           $ (1,146)           $  234          $  (890)

Deduct total stock-based
Compensation expense
determined under fair value
based method, net of tax           $    (4)          $    (16)           $  (54)         $   (48)

Pro forma net earnings             $    74           $ (1,162)           $  180          $  (938)
Earnings per share:
   Basic - as reported             $  0.01           $  (0.14)           $ 0.03          $ (0.11)
   Basic - pro forma               $  0.01           $  (0.14)           $ 0.02          $ (0.12)
   Diluted - as reported           $  0.01           $  (0.14)           $ 0.03          $ (0.11)
   Diluted - pro forma             $  0.01           $  (0.14)           $ 0.02          $ (0.12)


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

(5) Restructuring

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $65,000 of expenses during the quarter ended July 1, 2005, and $120,000 of expenses during the nine month period ended July 1, 2005. Since May 2004, the Company has recorded $376,000 in restructuring costs. To date, the restructuring has resulted in the reduction of 57 employees. The annual savings to IEC will be $1,865,000. The company believes that most of it's restructuring initiatives have been completed, and that all payments will be made by September 30, 2005.

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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


               Results of Operations - Three Months Ended July 1,
             2005, Compared to the Three Months Ended June 25, 2004.

       Net sales for the three month period ended July 1, 2005, were $4.0 million, compared to $6.2 million for the comparable period of the prior fiscal year, a decrease of 35 percent. The decrease in sales is due to a decline in orders from two of our major customers that was not completely offset by the addition of orders from new customers.

      Our five largest customers accounted for 75% of our sales for the quarter ended July 1, 2005, and 73% of our sales for the quarter ended June 25, 2004.

      Gross profit was $0.7 million or 17 percent of sales for the three month period ended July 1, 2005, versus ($0.2) million or (3) percent of sales in the comparable period of the prior fiscal year. The prior period results included a $394,000 charge for bad debts. The current quarter results include a reversal of $41,000 of excess worker's compensation provisions (see below). Without these items, gross profit increased from 3% in the prior period to 11% in the current period. The increase was primarily due to our restructuring efforts.

      Selling and administrative expenses were $0.5 million for the three month period ended July 1, 2005, and $0.7 million for the comparable period of the prior fiscal year. The reduction was primarily due to lower manufacturing representative commissions. Selling and administrative expenses were 12 percent of sales during the current period, compared to 11 percent of sales during the same quarter of the prior fiscal year. The current quarter results include a reversal of $9,000 of excess worker's compensation provisions (see below).

      We reversed $50,000 from our worker's compensation accrual during the current fiscal period. This reversal is due to a favorable buy-out offer we received from our former (1993 - 1996) worker's compensation insurance provider.

      Restructuring costs were $65,000 for the three month period ended July 1, 2005. The costs were due to severance of fourteen employees. The company expects to save $380,000 annually due to this action.

      Interest expense was $79,000 for the three month period ended July 1, 2005, down from $90,000 in the comparable period of the prior fiscal year. Reported interest expense includes both interest on money that is being borrowed at negotiated rates of interest ($21,000), plus fees and amortization of loan origination costs (58,000).

      Other income was $10,000 for the three month period ended July 1, 2005 versus $0 for the three month period ended June 25, 2004. The other income was primarily due to gains on the sale of excess equipment.

      Net income for the three months ended July 1, 2005 was $78,000 versus a net loss of $(1,146,000) in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.01 as compared to diluted income per share of $(.14) in the comparable quarter of the prior fiscal year.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations - Nine Months Ended July 1,
             2005, Compared to the Nine Months Ended June 25, 2004.

      Net sales for the nine month period ended July 1, 2005, were $14.9 million, compared to $20 million for the comparable period of the prior fiscal year, a decrease of 25 percent. The decrease in sales is due to a decline in orders from two of our major customers that was not completely offset by the addition of orders from new customers.

      Our five largest customers accounted for 72% of our sales for the nine months ended July 1, 2005, and 81% of our sales for the nine months ended June 25, 2004.

      Gross profit was $2.1 million or 14 percent of sales for the nine month period ended July 1, 2005, versus $1.1 million or 6 percent of sales in the comparable period of the prior fiscal year. The prior period results included a $394,000 charge for bad debts. The current year results include a reversal of $157,000 of excess worker's compensation provisions (see below). Without these items, gross profit increased from 8% in the prior period to 13% in the current period. The increase was primarily due to our restructuring efforts.

      Selling and administrative expenses were $1.7 million for the nine month period ended July 1, 2005, and $1.9 million for the comparable period of the prior fiscal year. The reduction was primarily due to lower manufacturing representative commissions. Selling and administrative expenses were 11 percent of sales during the current period, compared to 9 percent of sales during the same quarter of the prior fiscal year. The current quarter results include a reversal of $39,000 of excess worker's compensation provisions (see below). The percentage increase is due to fixed costs being spread over fewer sales.

      We reversed $196,000 from our worker's compensation accrual during the current fiscal period. This reversal is due to a favorable buy-out offer we received from our former (1993 - 1996) worker's compensation insurance provider.

      Restructuring costs were $120,000 for the nine month period ended July 1, 2005. The costs were due to severance of thirty eight employees. The company expects to save $1,123,000 annually due to this action.

      Interest expense was $278,000 for the nine month period ended July 1, 2005 versus $275,000 in the comparable period of the prior fiscal year. Reported interest expense includes both interest on money that is being borrowed at negotiated rates of interest ($91,000), plus fees and amortization of loan origination costs ($187,000).

      Other income was $195,000 for the nine month period ended July 1, 2005, and $312,000 for the nine month period ended June 25, 2004. The other income for both periods was primarily due to gains on the sale of excess equipment.

      We reported $28,000 of income from discontinued operations during the current fiscal period. This income was due to an asset tax refund that was greater than what we had previously reported on our balance sheet.

      Net income for the nine months ended July 1, 2005 was $234,000 versus a net loss of $(890,000) in the comparable period of the prior fiscal year.

      Diluted income per share was $0.03 as compared to diluted loss per share of $(0.11) in the comparable quarter of the prior fiscal year.

Liquidity and Capital Resources

      Cash flow provided by operating activities was $1.7 million for the nine months ended July 1, 2005 compared to ($0.4) million for the nine months ended June 25, 2004. The improved cash flow during fiscal 2005 versus 2004 is primarily due to a reduction in accounts receivable and inventory.

      Working capital on July 1, 2005 totaled $1.9 million, compared to $0.7 million in the same period of the prior year. At July 1, 2005, we had no borrowings under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.9 million on July 1, 2005. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan of $750,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and a second term loan of $108,000, that is secured by machinery and equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 commencing October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 6 monthly installments of $16,667 commencing October 1, 2005, and a final payment of the remaining balance on April 1, 2006. Each loan has an interest rate of prime plus 2.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at July 1, 2005.

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


                                  Page 12 0f 15

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

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We have not yet determined the effect of adopting this standard.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions for the fiscal year beginning October 1, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.


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

Item 4 -- Controls and Procedures

      Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of July 1, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2005.

      There were no significant changes in our internal control over financial reporting during the quarter ended July 1, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


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



PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

      The descriptions of the Company's legal proceedings set forth in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and in Part II --Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2005 are incorporated herein by reference. During the quarter ended July 1, 2005, there were no material developments with respect to the GE, IEC, Vishay legal proceeding that have not been reported.


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


                                                     IEC ELECTRONICS CORP.
                                                     REGISTRANT

Dated: July 26, 2005                                 /s/ W. Barry Gilbert
                                                     ---------------------------
                                                     W. Barry Gilbert
                                                     Chairman, President, and
                                                     Chief Executive Officer


Dated: July 26, 2005                                 /s/ Brian H. Davis
                                                     ---------------------------
                                                     Brian H. Davis
                                                     Chief Financial Officer
                                                     and Controller