Form 10-K
period 2005-09-30
IEC ELECTRONICS CORP
filed 2005-11-23
CIK 49728

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended September 30, 2005 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [x]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

      The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $3,834,811 as of November 18, 2005, based upon the closing price of the registrant's common stock on the Over The Counter Bulletin Board on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

      As of November 18, 2005, there were outstanding 8,292,450 shares of Common Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                                     PART I
                                                                         PAGE
Item 1:  Business.....................................................     3
Item 2:  Properties...................................................     5
Item 3:  Legal Proceedings............................................     6
Item 4:  Submission of Matters to a Vote of Security Holders..........     6
         Executive Officers of Registrant.............................     6

                                     PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Purchases of Equity Securities..........     7
Item 6:  Selected Consolidated Financial Data.........................     8
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     9
         Factors Affecting Future Results.............................    13
Item 7A: Quantitative and Qualitative Disclosures about Market Risk...    17
Item 8:  Financial Statements and Supplementary Data..................    17
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................    17
Item 9A: Controls and Procedures......................................    17
Item 9B: Other Information...................... .....................    17

                                    PART III

Item 10: Directors and Executive Officers of the Registrant...........    18
Item 11: Executive Compensation.......................................    18
Item 12: Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    18
Item 13: Certain Relationships and Related Transactions...............    18
Item 14: Principal Accountant Fees and Services.......................    18

                                    PART IV

Item 15: Exhibits and Financial Statement Schedules...................    19

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

                                     PART I

ITEM 1.  BUSINESS

Overview

      IEC Electronics Corp. ("IEC", "We", "Our", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. We provide high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, we offer our customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966. The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, IEC Electronics de Mexico. All significant intercompany transactions and accounts have been eliminated.

      During 2004, we initiated a restructuring and workforce reduction plan in an effort to more closely align our resources with our current business requirements and strategy. In connection with this restructuring, we incurred $257,000 of expenses during 2004, and another $119,000 of expense during 2005. The costs were primarily severance payments to employees.

      IEC is a world-class ISO:9001-2000 certified company. Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. IEC is also an FDA registered contract manufacturer of medical devices, and is a fully ITAR registered and compliant company. Many OEM's consider these certifications crucial when qualifying their EMS providers.

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

Electronics Manufacturing Services: The Industry

      The EMS industry specializes in providing program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing. In addition, EMS providers allow OEMs to bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and establish known unit costs over the life of a contract. Many OEMs now consider EMS providers an integral part of their business and manufacturing strategy. Accordingly, the EMS industry experienced significant growth through mid-2000. The downturn of the telecommunications industry, and economic conditions in the United States as a result of September 11, 2001 caused a slowdown in the EMS industry, but growth has resumed as the economy has improved in recent years.

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

      Our experienced workforce has a high level of technical expertise. Our emphasis is on building the most challenging complete systems serving original equipment manufacturers with advanced electronics technology. IEC has positioned itself as a leader of lead-free solder assembly technology through early development and technical publications. Lead-free is mandated by July 2006 for many electronic products sold in Europe.

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

      We generally enter into formal agreements with our significant customers. These agreements generally provide for fixed prices for one year, absent any customer changes which impact cost of labor or material, and rolling forecasts of customer requirements. After establishing an OEM relationship, we offer our consultation services with respect to the manufacturability and testability of the product design. We often recommend design changes to reduce manufacturing costs and to improve the quality of the finished assemblies.

Products and Services

      We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for telecommunications and wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, alternative energy equipment, and medical instrumentation. During the fiscal year ended September 30, 2005 we provided electronics manufacturing services to approximately 20 different customers. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture for a number of each customer's successive product generations. In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

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

Suppliers

      We have a Master Distribution Program in place with Arrow Electronics. This alliance has the benefit of reducing lead time on program parts, reducing the quotation process timetable, providing competitive pricing, providing some protection during periods of component allocation, providing better payment terms, reducing overhead cost, providing access to in-house stores and providing access to global resources. We also have preferred supplier partnership agreements in place for commodities such as printed circuit boards, metals, and cable harnesses

Marketing and Sales

      Our sales declined during 2005, primarily due to the loss of two major customers. However, we have added a number of new customers and we have experienced growth in sales with existing customers. These new customers did not offset the sales loss associated with the two large customers. We have upgraded our direct sales force as well as upgraded and expanded our nationwide network of Manufacturers Representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligning with our core areas of expertise. For example, we are focusing on customers developing complex, advanced technology products for a wide array of market sectors ranging from toxic gas monitoring and detection through satellite communications, medical, military and general industrial.

      Typically, the demand profiles associated with these customers are in the low to moderate volume range with high variability of mix requirements and end item configurations. In fact, these products often represent emerging technologies requiring high intensity of manufacturing support to seamlessly transfer them from the early product development stage through prototyping onto volume manufacturing. As these products exit the product development phase, specialized capabilities are required to support rapid response prototyping requirements in a dynamic engineering change environment. As a result, the usual industry outsourcing models associated with these customers rarely include supply alternatives in low cost labor regions such as Asia and Mexico.

      Overall, our sales efforts are supported by advertising in trade media, sales literature, Internet website, customer presentations, participation in trade shows and direct mail promotions. Sales leads resulting from these marketing activities are assigned to a representative covering a customer's location for qualification and further development. Referrals by existing customers are one of our largest sources of new opportunities.

Backlog

      Our backlog as of September 30, 2005 and 2004 was approximately $2.5 million and $3.4 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially the entire current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

Governmental Regulation

      Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that our business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies, which respectively, pertain to health and safety in the work place and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to us. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for us

Employees

      IEC's employees numbered 118 at October 28, 2005, including 14 employees engaged in engineering, 92 in manufacturing and 12 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.

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

      On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc. ("Vishay"). The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. IEC has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. During the pendency of the motion, IEC has filed a protective crossclaim against Vishay, and GE has filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action is dismissed. The position of IEC is that the contract with GE was substantially completed and that it has a meritorious defenses and meritorious cross claim against Vishay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matters were submitted to vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2005, were as follows:

      Name                  Age           Position

W. Barry Gilbert            59          Chairman of the Board, Director and
                                        Chief Executive Officer

Jeffrey T. Schlarbaum       39          Vice President of Sales and Marketing

Brian H. Davis              51          Vice President, Chief Financial Officer
                                        and Controller

Donald S. Doody             39          Vice President of Operations

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

      Donald S. Doody joined IEC in November 2004 and has more than 8 years of experience in the contract electronics manufacturing industry. He started his career with GE Transportation and Industrial Systems and became a Master Black Belt/Supplier Quality Engineer. Mr. Doody was a senior manufacturing engineer at Plexus Corporation, then became VP/GM of MCMS's North Carolina facility. When Plexus acquired MCMS he became responsible for leading Lean Manufacturing and Six Sigma initiatives throughout the company. Mr. Doody holds a Bachelor's in Engineering from the State University of New York, Buffalo and a Master's degree in Industrial Science from Colorado State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) Market Information.

      IEC's Common Stock is listed on The Over the Counter Bulletin Board ("OTCBB") under the symbol IECE.OB.

      The following table sets forth, for the fiscal quarter indicated, the high and low closing prices for the Common Stock as reported on the OTCBB. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter                                         High        Low
October 1, 2003 - December 31, 2003           $ 2.40     $ 1.05
January 1, 2004 - March 31, 2004              $ 2.40     $ 0.92
April 1, 2004   - June 30, 2004               $ 1.40     $ 0.85
July 1, 2004    - September 30, 2004          $ 1.03     $ 0.31
October 1, 2004 - December 31, 2004           $ 0.75     $ 0.43
January 1, 2005 - April 1, 2005               $ 0.78     $ 0.45
April 2, 2005   - July 1, 2005                $ 0.68     $ 0.43
July 2, 2005    - September 30, 2005          $ 0.85     $ 0.51

The closing price of IEC's Common Stock on the OTCBB on November 18, 2005, was $0.54 per share.

      (b) Holders.

      As of November 18, 2005, there were approximately 151 holders of record of IEC's Common Stock. Many of our shares of Common Stock are held by brokers and other institutions, and we are unable to estimate the number of these stockholders.

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

      (d) Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2005.

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
                                       (a)                 (b)                        (c)
Equity compensation plans:
approved by security holders       1,626,129            $ 0.74                    464,497
not approved by security holders           -                NA                          -
Total                              1,626,129            $ 0.74                    464,497

     Issuance of Unregistered Securities
         Not Applicable

     Repurchases of IEC Securities
         Not Applicable

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

Years Ended September 30,         2005         2004           2003           2002         2001
                             ----------------------------------------------------------------------
INCOME STATEMENT DATA

Net sales                      $ 19,066     $ 27,701       $ 48,201        $ 39,365     $114,771
                             ----------------------------------------------------------------------

Gross profit (loss)               2,630     $  1,987       $  5,508        $  2,297     $  2,942
                             ----------------------------------------------------------------------

Operating income (loss)             346     $   (759)      $  2,652        $ (3,026)    $(16,208)
                             ----------------------------------------------------------------------

Income (loss) from
  continuing operations             257     $   (828)      $  2,413        $ (3,771)    $(17,439)
                             ----------------------------------------------------------------------
Income (loss) from
  discontinued operations            28     $      0       $    184        $ (7,208)    $(11,833)
                             ----------------------------------------------------------------------

Net income (loss)                   285      $  (828)      $  2,597        $(10,979)    $(29,272)
                             ----------------------------------------------------------------------

Income (loss) from continuing operations per common and common equivalent share:
     Basic                       $   0.03     $  (0.10)     $   0.31       $  (0.49)    $  (2.28)
     Diluted                     $   0.03     $  (0.10)     $   0.29       $  (0.49)    $  (2.28)
                            -----------------------------------------------------------------------
Income (loss) from discontinued operations per common and common equivalent share:
     Basic                       $   0.00     $   0.00      $   0.02       $  (0.94)    $  (1.55)
     Diluted                     $   0.00     $   0.00      $   0.02       $  (0.94)    $  (1.55)
                            -----------------------------------------------------------------------
Net income (loss) per common and common equivalent share:
     Basic                       $   0.03     $  (0.10)     $   0.33       $  (1.43)    $  (3.83)
     Diluted                     $   0.03     $  (0.10)     $   0.31       $  (1.43)    $  (3.83)
                            -----------------------------------------------------------------------

Common and common
equivalent shares
    Basic                          8,261        8,119          7,899           7,692       7,651
    Diluted                        8,571        8,119          8,274           7,692       7,651
                            -----------------------------------------------------------------------

BALANCE SHEET DATA

Working capital (deficiency)     $ 2,038      $   726       $  1,428        $ (3,572)    $ 1,163
                            ----------------------------------------------------------------------

Total assets                     $ 5,538      $ 8,530       $ 10,506        $ 15,065     $38,127
                            ----------------------------------------------------------------------

Long-term debt, including
 current maturities              $   937      $  2,366      $  2,667       $  4,396      $13,382
                             ---------------------------------------------------------------------

Shareholders' equity            $  3,020      $  2,616      $  3,414       $    799      $11,809
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

Overview

      We were profitable during each of our four quarters of 2005. During 2003, we received notification from our largest customer that they planned to move most of their contract assembly work offshore. During 2004, we received similar notification from our second largest customer. We subsequently restructured our organization to align resources more closely with our customer requirements. We refocused our sales efforts on high technology products that are less likely to migrate to offshore suppliers. We have added and we continue to add new but smaller customers that we expect will contribute to growth and profitability in the future.

Analysis of Operations

     Sales   (dollars in millions)

     For Year Ended September 30,            2005        2004        2003
                                             ----        ----       ------

     Net sales                               $19.1       $27.7       $48.2

      The 31% decrease in fiscal 2005 net sales compared to fiscal year 2004, and the 42% decrease in fiscal 2004 net sales compared to fiscal 2003 was primarily due to a reduction in business from two major customers that accounted for more than 50% of our 2003 business

Gross Profit and Selling and Administrative Expenses

(as a % of Net Sales)

      For Year Ended September 30,           2005        2004        2003
                                             ----        ----        ----
      Gross profit                           13.8%        7.2%       11.1%

      Selling and administrative expenses    11.4%        9.0%        6.1%

      Gross profit as a percentage of sales was 13.8% in fiscal 2005 as compared to 7.2% in fiscal 2004. The increase was attributable to favorable product mix and productivity gains associated with our restructuring efforts. The improvement was also due in part to minimal bad debt expense.

      Gross profit as a percentage of sales was 7.2% in fiscal 2004 as compared to 11.1% in fiscal 2003. The decrease was primarily attributable to high start up costs associated with several new customers, as well as fixed overhead costs being spread over fewer revenue dollars. We also absorbed a $0.4 million bad debt expense during 2004.

      Selling and administrative expenses as a percentage of sales increased to 11.4% in fiscal 2005 compared to 9.0% in fiscal 2004. Expenses were $0.3 million lower in 2005 vs. 2004, but they were higher on a percentage basis because of the reduction in revenues.

      Selling and administrative expenses decreased by $0.4 million in fiscal 2004 compared to fiscal 2003. This decrease was in spite of an upgrade to our direct sales force as well as the addition of a new Vice President of Sales and Marketing. As a percentage of sales, selling and administrative expenses increased to 9.0% in fiscal 2004 compared to 6.1% in fiscal 2003. The percentage increase was due to expenses being spread over fewer sales dollars in 2004 compared to 2003.

Other Income and Expense  (dollars in millions)

      For Year Ended September 30,        2005        2004        2003
                                          ----        ----        ----
      Interest and financing expense      $0.4        $0.4        $0.6

      Other income                        $0.3        $0.3        $0.1

      Interest and financing expense was $0.4 during both 2005 and 2004, and $0.6 million during 2003. The large reduction in 2004 vs. 2003 was due to lower borrowing levels. Debt was reduced even further during 2005, but the reported expense did not come down accordingly. This is because the reported figure includes both interest on money that is being borrowed at negotiated rates of interest, plus fees and amortization of loan origination costs. Some fees and loan origination costs will become fully amortized during the second quarter of 2006.

      We had other income of $0.3 million during both fiscal 2005 and 2004 and other income of $0.1 million during 2003. Other income was primarily attributable to gains on the sale of excess equipment.

Income Taxes  (as a % of income (loss) before income taxes)

      For Year Ended September 30,        2005        2004        2003
                                          ----        ----        ----
      Effective tax rate                    - %         - %      (12.1)%

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

Restructuring Charge (Benefit)  (dollars in millions)

     For Year Ended September 30,          2005        2004        2003
                                           ----        ----        ----
                                           $0.1        $0.3       ($0.1)

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $119,000 of expenses during fiscal 2005, and $257,000 of expenses during fiscal 2004. The restructuring has resulted in the reduction of 57 employees. The annual savings to IEC will be $1,865,000. The Company believes that most of its restructuring initiatives have been completed, and that all payments will be made by November 30, 2005.

      During Fiscal 2003, we recorded a benefit from restructuring of $63,000. This was due to certain severance payments accrued in 2002 that will no longer be paid out.

Discontinued Operations

      On June 18, 2002, we sold substantially all of the assets of IEC-Mexico to Electronic Product Integration Corporation (EPI). The reserve balance at September 30, 2005 was $64,000. It is anticipated that all remaining charges against the accrual will be made by June 30, 2006.

      On February 28, 2003, we sold our Edinburg, Texas facility for $875,000. As a result, we recorded a $184,000 restructuring benefit due to certain facility payments accrued in a prior fiscal year that will no longer be paid out.

Significant Events

      Historically, a relatively small number of customers were responsible for a significant portion of our net sales. During 2003 our largest customer, representing 56% of our 2003 sales announced its intention to begin manufacturing most of the products it purchased from IEC at its own facility. During 2004, another large customer, representing 48% of our 2004 sales, informed us of its plan to discontinue a product that we had been manufacturing for them, and that they would also move substantial amounts of its remaining contract assembly work to China. During the past two years, we have added many new smaller customers and have reduced our dependence on a few larger customers. Two customers represented 87% of our 2003 sales. Five customers accounted for 76% of our revenue in both 2004 and 2005. We expect to achieve further diversification of our customer base during 2006.

Liquidity and Capital Resources

      Cash Flow provided by operating activities was $1.8 million for the fiscal year ended September 30, 2005. This compares to ($0.7) million and $4.6 million for fiscal 2004 and fiscal 2003 respectively. The increase in operating cash flows for fiscal 2005 compared to fiscal 2004 was primarily a result of improved profitability, $1.2 million, and lower inventory, $1.3 million.

      Working capital at September 30, 2005 was $2.0 million, compared to $0.7 million in the same period of the prior year. At September 30, 2005 we had no borrowings under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.6 million on September 30, 2005. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

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

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at September 30, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 effective October 1, 2005. We do not believe it will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No.
25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      o Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

      o Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or
            (b) prior interim periods of the year of adoption.


      In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, "Share-Based Payment", which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.

      SFAS 123(R) will be effective for our first quarter of fiscal 2006 and we expect to use the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. Although the adoption of SFAS No. 123(R) will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method.

      In June 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

      The volume and timing of orders placed by our customers may vary due to variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, A REDUCTION IN SALES TO ANY ONE OF OUR CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

      A small number of customers are currently responsible for a significant portion of our net sales. During fiscal 2005, 2004, and 2003, our five largest customers accounted for 67%, 76% and 93% of consolidated net sales, respectively. The percentage of IEC's sales to its major customers may fluctuate from period to period.

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

      Our credit facilities are secured by a general security agreement covering receivables, inventory, equipment, intangibles, investment property and deposit accounts and indirectly by a first mortgage on our Newark plant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to pages 25 through 35 of this Form 10-K and is indexed under Item 15(a)(1) and
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements on accounting and financial disclosure matters.

ITEM 9A CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that IEC's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.

      (b) Changes in internal control over financial reporting

      In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the 2006 annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the 2006 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2006 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the 2006 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is presented under the caption "Independent Public Accountants" contained in the definitive proxy statement issued in connection with the 2006 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this report and as response to Item 8:

                                                                            Page

      (1) Financial Statements and Supplementary Schedules

              Report of Independent Public Accountants........................22
              Consolidated Balance Sheets as of
               September 30, 2005 and 2004....................................23
              Consolidated Statements of Operations for the years
               ended  September 30, 2005, 2004 and 2003 ......................24
              Consolidated Statements of Comprehensive Income (Loss) and
               Shareholders' Equity for the years ended September 30, 2005,
               2004 and 2003..................................................25
              Consolidated Statements of Cash Flows for the years
               ended September 30, 2005, 2004 and 2003........................26
              Notes to Consolidated Financial Statements......................27
              Selected Quarterly Financial Data (unaudited)...................35

            All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

      (2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

              Valuation of Qualifying Accounts................................35

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

10.8 Loan Agreement between IEC Electronics Corp., and Keltic Financial Partners, LLP, dated January 14, 2003 (Incorporated by reference to
            Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2003)

10.9 First Amendment, dated as of March 23, 2004, to the Loan Agreement dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2004).

10.10 Second Amendment, dated as of January 7, 2005, to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 13, 2005.

10.11 Third Amendment dated as of September 30, 2005 to Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, and subsequently amended by the Second Amendment to the Loan Agreement dated January 7, 2005, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2005.

10.12 Waiver, dated as of June 25, 2004 to the Loan Agreement, dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.(Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2004)

10.13 Severance Agreement dated April 29, 2004 between IEC Electronics Corp. and William R. Anderson (incorporated by reference to exhibit
            10.14 to the Company's Annual Report on form 10-K for the year ended September 30, 2004)

10.14* Form of challenge award option agreement granted to senior management in fiscal
            2005..............................................................36

10.15*      Form of Sales Restriction Agreement between IEC Electronics Corp.
            and certain option holders, dated as of August 24, 2005...........41

14          Code of Business Conduct and Ethics (Incorporated by Reference to
            Exhibit 14 to the Company's Current Report on Form 8-K filed on September 1, 2004)

21.1        Subsidiaries of IEC Electronics Corp. ............................42

23.1        Consent of Rotenberg & Co., LLP  .................................43

31.1        Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ....................44

31.2        Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ....................45

32.1        Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002...........................................................46

*Management contract or compensatory plan or arrangement

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2005.


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

      Signature                Title                          Date

/s/W. Barry Gilbert         Chief Executive Officer and
----------------------      Chairman of the Board
(W. Barry Gilbert)                                             November 23, 2005


/s/Brian H. Davis           Vice President,
-----------------           Chief Financial Officer
  (Brian H. Davis)          and Controller
                                                               November 23, 2005


/s/David J. Beaubien       Director                            November 23, 2005
--------------------
(David J. Beaubien)


/s/Robert P. B. Kidd       Director                            November 23, 2005
-------------------
(Robert P. B. Kidd)


/s/Eben S. Moulton         Director                            November 23, 2005
------------------
(Eben S. Moulton)


/s/Justin L. Vigdor        Director                            November 23, 2005
-------------------
(Justin L. Vigdor)


/s/James C. Rowe           Director                            November 23, 2005
------------------
(James C. Rowe)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
IEC Electronics Corp.
Newark, New York


      We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. (a Delaware Corporation) & Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income and stockholders' equity, and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our auditors included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. & Subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP


Rochester, New York
October 21, 2005

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004
                                 (in thousands)

                                     ASSETS

                                                           2005           2004
                                                       -----------------------
CURRENT ASSETS:
  Cash                                                  $   461      $       -
  Accounts receivable (net allowance for doubtful         2,344          3,710
   Accounts of $35 and $500 respectively)
  Inventories                                               630          1,882
  Deferred income taxes                                     250            250
  Other current assets                                      279            338
                                                       -----------------------
     Total Current Assets                                 3,964          6,180
                                                       -----------------------
FIXED ASSETS:
  Land and land improvements                           $    707            768
  Building and improvements                               4,080          3,995
  Machinery and equipment                                22,582         40,951
  Furniture and fixtures                                  4,138          5,283
                                                       -----------------------
SUB-TOTAL GROSS PROPERTY                                 31,507         50,997
LESS ACCUMULATED DEPRECIATION                           (30,000)       (48,761)
                                                       -----------------------
                                                          1,507          2,236
OTHER NON-CURRENT ASSETS                                     67            114
                                                       -----------------------
     Total Assets                                      $  5,538      $   8,530
                                                       =======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           2005            2004
                                                      -------------------------
CURRENT LIABILITIES:
  Short term borrowings                                $    345        $  1,905
  Accounts payable                                          918           2,253
  Accrued payroll and related expenses                      264             549
  Other accrued expenses                                    399             747
                                                       -------------------------
        Total current liabilities                         1,926           5,454
                                                       -------------------------
Long term vendor payable                                     57             227
Long term bank debt                                         535             233
                                                       -------------------------
TOTAL LIABILITIES                                         2,518           5,914

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; Issued and outstanding - none           -               -
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,292,450 and
    8,215,458 shares (net of 573 treasury shares)            72              71
   Additional paid-in capital                            38,533          38,507
   Accumulated deficit                                  (35,585)        (35,870)
   Accumulated translation adjustments                        -            (92)
                                                      -------------------------
        Total shareholders' equity                        3,020           2,616
                                                      --------------------------
                                                       $  5,538        $  8,530
                                                      ==========================

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                 (in thousands, except per share and share data)

                                                2005       2004         2003
                                           ----------------------------------
Net sales                                   $ 19,066   $ 27,701     $ 48,201

Cost of sales                                 16,436     25,714       42,693
                                            ---------------------------------
    Gross profit                               2,630      1,987        5,508

Operating expenses
   Selling and administrative expenses         2,165      2,489        2,919
   Restructuring (benefit) charge                119        257          (63)
                                            ---------------------------------
   Total operating expenses                    2,284      2,746        2,856
                                            ---------------------------------
   Operating income (loss)                       346       (759)       2,652

   Interest and financing expense               (363)      (386)        (642)
   Other income                                  274        316          143
                                            ---------------------------------
Net income (loss) before income taxes            257       (828)       2,153

(Benefit from) provision for income taxes           -         -         (260)
                                            ---------------------------------

Income (loss) from continuing operations         257       (828)       2,413
                                            ---------------------------------
Discontinued operations:
   Income from operations of IEC-Mexico
     disposed of (net of income taxes of
     $0, $0, and $56 in 2005, 2004 and
     2003, respectively)                          28          -          184

                                            ---------------------------------
                                                  28          -          184
                                            ---------------------------------
Net income (loss)                           $    285    $  (828)    $  2,597
                                            =================================

Net income (loss) per common and common equivalent share:
   Basic
    Income (loss) from cont. operations     $   0.03   $  (0.10)   $    0.31
    Income (loss) from discont. ops.        $   0.00   $   0.00    $    0.02
    Income (loss) available to
        common shareholders                 $   0.03   $  (0.10)   $    0.33

   Diluted
    Income (loss) from cont. operations     $   0.03    $ (0.10)   $    0.29
    Income (loss) from discont. ops.        $   0.00    $  0.00    $    0.02
    Income (loss) available to
        common shareholders                 $   0.03    $ (0.10)   $    0.31

Weighted average number of common and common equivalent shares outstanding:

   Basic                                   8,260,595   8,118,587    7,898,699
                                           ===================================

   Diluted                                 8,570,520   8,118,587    8,273,977
                                           ===================================

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                                 (in thousands)

                                                                   Accumulated
                                                                   Other
                                            Additional   Retained  Comprehensive            Total
                     Comprehensive   Common Paid-In      Earnings  Income        Treasury   Shareholders
                     Income (Loss)   Stock  Capital      (Deficit)  (Loss)       Stock      Equity
                     -----------------------------------------------------------------------------------
BALANCE,                              $77    $38,418    $(37,640)     $ (45)     $(11)      $  799
September 30, 2002

Shares issued under
Directors and Employee
Stock Plan                              3    $    61           -          -         -          $64

 Net Income          $   2,597          -          -    $  2,598          -         -       $2,598

Other comprehensive
Loss, currency
Translation
adjustments          $     (47)         -          -           -      $ (47)        -       $  (47)
                     ------------------------------------------------------------------------------
Comprehensive loss   $  2,550
                     ==========

BALANCE,                              $80    $38,479    $(35,042)     $ (92)     $(11)      $3,414
September 30, 2003

Shares issued under
Directors and Employee
Stock Plan                             $2    $    28           -          -         -          $30

Net Loss             $    (828)         -          -       $(828)         -         -       $ (828)

Other comprehensive
Loss, currency
translation
adjustments          $       -          -          -           -      $   -         -       $    -
                     ------------------------------------------------------------------------------
Comprehensive income $    (828)
                     ==========

BALANCE,
September 30, 2004                    $82    $38,507    $(35,870)     $ (92)     $(11)      $2,616

Shares issued under
Directors and Employee
Stock Plan                            $ 1        $26           -          -         -       $   27

Net Income           $     285          -          -    $    285          -         -       $  285

Other comprehensive
Income, currency
translation
adjustments          $      92          -          -           -      $  92         -       $   92
                     ------------------------------------------------------------------------------
Comprehensive income $     377
                     ==========

BALANCE,
September 30, 2005                    $83    $38,533    $(35,585)     $   -      $(11)      $3,020

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                                 (in thousands)

                                                    2005       2004        2003
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $    285    $   (828)  $  2,597
 Non-cash adjustments:
     (Income) from discontinued operations           (28)          -       (184)
     Depreciation and amortization                 1,016       1,138      1,457
     Gain on sale of fixed assets                   (270)       (298)       (50)
     Issuance of directors fees in stock              21          17          8
     Changes in operating assets and
       liabilities:
       Accounts receivable                         1,366         294      1,476
       Inventories                                 1,253        (249)     1,779
       Deferred income taxes                           -           -       (250)
       Other current assets                            3          46       (144)
       Accounts payable                           (1,336)       (487)    (1,325)
       Accrued expenses                             (474)       (369)      (724)
                                                  ------------------------------
        Net cash flows from operating activities   1,836        (736)     4,640
                                                  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment         (239)       (113)      (274)
 Proceeds from sale of property                      270         298        547
 Proceeds from sale of discontinued operations         -           -        875
                                                  ------------------------------
       Net cash flows from investing activities       31         185      1,148
                                                  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                   (403)     (1,326)    (3,019)
 Borrowings (payments) on line of credit          (1,025)      1,025     (4,395)
 Proceeds from borrowing                               -           -      3,500
 Debt issuance costs                                   -           -       (263)
 Common stock issued under financing plan              -           -         50
 Proceeds from exercise of stock options               7          13          6
                                                  ------------------------------
       Net cash flows from financing activities   (1,421)       (288)    (4,121)
                                                  ------------------------------

 Cash (used in) from discontinued operations          15          46       (827)
                                                  ------------------------------

Change in cash and cash equivalents                  461        (793)       840
Effect of exchange rate changes                        -           -        (47)
Cash and cash equivalents, beginning of year           -           -          -
                                                   -----------------------------
Cash and cash equivalents, end of year          $    461     $     -    $   793
                                                   =============================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                 $    260   $     386   $    642

       Income taxes, net of refunds received    $      -   $       -   $    (10)
       Conversion of accounts payable to
         long-term payable                      $      -   $       -   $    760

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Conversion of accounts payable to debt   $      -   $       -   $  1,187

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2005, 2004 AND 2003

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

Revenue Recognition

      The Company's net revenue is derived from the sale of electronic products built to customer specifications. The company also derives revenue from design services and repair work. Revenue from sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recovery is reasonable assured. Service related revenues are recognized upon completion of the services. The company assumes no significant obligations after product shipment

Allowance for Doubtful Accounts

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

Long-Lived Assets

      The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." IEC evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).

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

Stock Based Compensation

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

                          2005                        2004                       2003
                  -------------------          -----------------           -----------------
                     As          Pro              As         Pro              As        Pro
                  Reported      Forma          Reported     Forma          Reported    Forma
                  --------      ------         ---------   -------         --------   --------
Net income (loss) $   285      $    86         $  (828)   $   (961)        $  2,597   $  2,539
                  =========     =======        =========   ========       =========   =========

Net income (loss)
 per common and common
 equivalent share:

   Basic          $  0.03      $  0.01        $  (0.10)   $  (0.12)        $   0.33   $  0.32
                  ========     ========       =========   =========        =========   ========

   Diluted        $  0.03      $  0.01        $  (0.10)    $ (0.12)        $   0.31   $  0.29
                  ========     ========       =========   =========        =========   ========

      Because the SFAS No. 123 method of accounting had not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $.048, $0.96, and $1.09, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.9 percent, 3.4 percent, and 3.0 percent, for fiscal 2005, 2004 and 2003 respectively; volatility of 125 percent, 118 percent, 79 percent for fiscal 2005, 2004 and 2003, respectively; and expected option life of 6.3 years, 4.1 years, and 6.7 for fiscal 2005, 2004 and 2003, respectively. There were no dividends. Forfeitures are recognized as they occur.

      On August 24, 2005, the Board of Directors approved accelerated vesting on stock options with an exercise price of $0.90 or higher because it was believed that these options no longer served their intended purpose. Approximately 184,000 options were vested due to this decision.

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

Reclassifications

      Certain amounts in 2004 and 2003 have been reclassified to conform with the 2005 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 effective October 1, 2005. We do not believe it will have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the recording of such expense in the consolidated financial statements. This eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board (APB) Opinion No.
25. Pro forma disclosure of fair value recognition will no longer be an alternative. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      o Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

      o Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all periods presented or
            (b) prior interim periods of the year of adoption.

      In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, "Share-Based Payment", which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.

      SFAS 123(R) will be effective for our first quarter of fiscal 2006 and we expect to use the modified prospective method. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. Although the adoption of SFAS No. 123(R) will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, our stock price volatility, estimated forfeiture rates and employee stock option exercise behavior. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option plan using the fair value method.

      In June 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

2. INVENTORIES

      Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                              2005            2004
                            -------          -------

Raw Materials               $   432          $ 1,162
Work-in-process                 197              711
Finished goods                    1                9
                            --------         --------
                            $   630          $ 1,882
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

      Depreciation and amortization was $1.0 million, $1.1 million, and $1.5 million for the years ended September 30, 2005, 2004 and 2003, respectively.

      The principal depreciation and amortization lives used are as follows:

                                     Estimated
        Description                 Useful Lives
----------------------------        ------------
Land improvements                         10 years
Buildings and improvements           5 to 40 years
Machinery and equipment              3 to  5 years
Furniture and fixtures               3 to  7 years

      During the year ended September 30, 2005 the company completed a physical inventory of its equipment. During that inventory, it was discovered that gross fixed assets were overstated by $15 million. Most of the overstatement was due to assets sold during prior periods that were not properly accounted for. All of these assets were fully depreciated on the financial statements, and there was no impact to earnings or cash flow as a result of this adjustment.

4. RESTRUCTURING

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $119,000 of expenses during fiscal 2005, and $257,000 of expenses during fiscal 2004. The restructuring has resulted in the reduction of 57 employees. The annual savings to IEC will be approximately $1.8 million. The company believes that most of its restructuring initiatives have been completed, and that all payments will be made by November 30, 2005.

      During Fiscal 2003, we recorded a benefit from restructuring of $63,000. This was due to certain severance payments accrued in 2002 that will no longer be paid out.

5. LONG-TERM DEBT:

Long-term debt consists of the following at September 30 (in thousands):

                                             2005      2004
                                            -------  -------
Term loans                                 $   793   $   933
Vendor term notes                              144       407
Less - Current portion                        (345)     (880)
                                            --------  -------
                                           $   592   $   460
                                            ========  =======

      On January 14, 2003, IEC completed a new $7,300,000 financing composed of a $5,000,000 Senior Secured Facility with Keltic Financial Partners LLP ("Keltic"), a $2,200,000 Secured Term Loan with SunTrust Bank ("SunTrust") and a $100,000 infusion by certain of the IEC directors. There have been three subsequent amendments to the loan agreements. Under the terms of the current agreement with Keltic, IEC has a revolving line of credit for up to $3,850,000 based upon advances on eligible accounts receivable and inventory, a $750,000 term loan that is secured by the Company's real estate, and a $199,000 term loan that is secured by machinery and equipment. The term loans have an interest rate of prime plus 2%. The prime rate at September 30, 2005 was 6.75%. During July 2005, the company sold two small parcels of unused land for $65,000 and used the proceeds to prepay one of the Keltic term loans. On September 30, 2005 the company was not borrowing from the revolving line of credit. The combined balance on the Keltic term loans was $793,000.

      The Keltic loan agreement contains various affirmative and negative covenants including limitations on the amount available under the revolving line of credit relative to the borrowing base, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). During January 2003, the Company entered into agreements with certain of its trade creditors providing for extended payment terms on past due balances.

Aggregate debt maturities are as follows:

(in thousands)

        2006            $  345
        2007               193
        2008               160
        2009               154
        2010                85
                    -----------
        Total           $  937

6. INCOME TAXES:

      The provision for (benefit from) income taxes in fiscal 2005, 2004 and 2003 is summarized as follows (in thousands):

                                        2005       2004     2003
                                        ----       ----     ----
Current
  Federal                             $     -    $    -   $    -
  State/Other                               -         -      (10)

Deferred
  Federal                                   -         -     (188)
  State/Other                               -         -      (62)
                                        ------     -----    -----
  (Benefit from) provision for
     income taxes, net                $     -         -     (260)

      The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):

                                       2005       2004        2003
                                       ----       ----        ----
Net operating loss and AMT
   credit carryovers                  $16,069    $ 16,184   $15,614
Accelerated depreciation                  446          85       291
New York State investment tax credits   3,237       3,235     3,237
Compensated absences                        0          93        91
Inventories                               128         101        90
Receivables                                12         170        26
Restructuring reserve                      11          42        48
Other                                     389         374       489
                                       ------       ------    ------
                                       20,292      20,284    19,886
Valuation allowance                   (20,042)    (20,034)  (19,636)
                                       -------     -------   -------
                                      $   250     $   250    $  250
                                       ======      =======   =======

      The Company has a net operating loss carryforward of $46.5 million (expiring in years through 2024). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at September 30, 2005 to be realized as a result of the reversal of existing taxable temporary differences.

      The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2005, 2004 and 2003 are summarized as follows:

                                2005     2004      2003
                                ----     ----      ----
Federal Tax (Benefit) at
  statutory rates              (34.0)%  (34.0)%    34.0%
Goodwill adjustments               -        -        -
Provision for state taxes, net
  of Federal Benefit               -        -       5.0
Life Insurance                     -        -        -
Other                              -        -        -
Utilization of NOL
Carryforwards                      -        -     (39.0)
Valuation Allowance            (34.0)   (34.0)    (12.1)
                              -------   ------   -------
                                  - %       -%    (12.1)%

7. SHAREHOLDERS' EQUITY:

      Stock-Based Compensation Plans

      In December 2001, the Board of Directors authorized the 2001 Stock Option and Incentive Plan, reserving 1,500,000 shares of common stock for issuance to directors, officers, consultants or independent contractors providing services to the Company and key employees. The shareholders approved the 2001 Plan in February 2002. In January 2005, the number of shares reserved under the 2001 plan was increased from 1,500,000 shares to 2,500,000 shares. The 2001 plan superceded a similar plan that was adopted in 1993 (the "1993 SOP"). The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. In conjunction with the approval of the 2001 Plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under the 2001 Plan generally terminate seven years from date of grant.

      Generally, incentive stock options granted during the period between July 1995 through September 2005 vest in annual increments of 25 percent. In fiscal 2005, the Board of Directors granted certain incentive stock options that vest on the attainment of certain performance goals rather than on the basis of time. Nonqualified stock options granted during fiscal years 1999 to 2005 vest in annual increments of 33 1/3 percent.

Changes in the status of options under the SOP at September 30, are summarized as follows:

                                             Weighted
                                   Shares    Average
                                    Under    Exercise  Available
    September 30,                  Option    Price     for Grant   Exercisable
    -------------                ---------- --------  ----------   -----------

       2002                        870,850     2.27    1,171,250       362,283
          Options granted          643,200     0.61
          Options exercised        (34,500)    0.17
          Options forfeited       (168,750)    4.26
                                 ----------
       2003                      1,310,800               242,916       649,908
            Options granted        244,000     1.09
            Options exercised     (175,755)    0.07
            Options forfeited     (277,010)    3.38
                                 ----------
       2004                      1,102,035                70,583       481,871
            Options granted        643,000     0.54
            Options exercised      (41,390)    0.15
            Options forfeited      (77,516)    1.01
                                 ----------
       2005                      1,626,129               464,497       789,159

The following table summarizes information about stock options outstanding as of September 30, 2005:

                        Options Outstanding              Options Exercisable
               -------------------------------------- --------------------------
                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2005            Life      Price        2005         Price
-------------- ---------------- ----------  --------- ---------------- ---------
 $ 0.07 - $ 0.21      279,500       2.52     $  0.10        272,833    $  0.10
 $ 0.40 - $ 0.59      664,345       6.39     $  0.52         37,667    $  0.52
 $ 0.61 - $ 0.73       54,500       5.36     $  0.70         15,875    $  0.70
 $ 0.95 - $ 1.29      448,584       4.42     $  1.00        283,584    $  1.03
 $ 1.50 - $ 1.88      149,100       1.63     $  1.55        149,100    $  1.55
 $ 2.50 - $ 3.87       30,100       1.62     $  3.75         30,000    $  3.75
                  -------------                          ------------
                    1,626,129                               789,159
                  =============                          ============

Treasury Stock

      The Treasury Stock balance is 573 shares with a cost of $11,000.

8. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

      Financial instruments, which potentially subject the Company to concentrations of a significant credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers. Two customers represented 87% of our 2003 sales. Five customers accounted for 76% of our revenue in both 2004 and 2005.

      At September 30, 2005, amounts due from two customers represented 31 percent and 17 percent of trade accounts receivable. At September 30, 2004, amounts due from two customers represented 27 and 25 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

9. COMMITMENTS AND CONTINGENCIES:

      As of September 30, 2005, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $34,000, $26,000, and $187,000 for fiscal 2005, 2004 and 2003, respectively.

Litigation

      On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. The complaint was amended on February 13, 2004. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. During the pendency of the motion, IEC has filed a protective crossclaim against Vishay, and GE has filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action is dismissed. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

10. RETIREMENT PLAN:

      The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The plan allows the Company to make discretionary contributions as determined by the Board of Directors. There were no discretionary contributions for fiscal 2005, 2004, or 2003.

12. SUBSEQUENT EVENTS:

     There have been no material subsequent events.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    First       Second      Third     Fourth
                                   Quarter      Quarter    Quarter    Quarter
                                  --------     --------   --------   ----------

                                  (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2005:
   Net sales                        $ 6,223      $ 4,682    $ 4,040     $ 4,121
   Gross profit                         750          663        704         514
   Net income                            82           73         78          52

  Basic earnings(loss) per share    $  0.01      $  0.01   $   0.01     $  0.00
  Diluted earnings(loss) per share  $  0.01      $  0.01   $   0.01     $  0.00

YEAR ENDED SEPTEMBER 30,2004:
   Net sales                        $ 6,519      $ 7,298   $  6,168     $ 7,716
   Gross profit (loss)                  570          734       (194)        877
   Net (loss) income                    132          124     (1,146)         62

   Basic and diluted EPS               0.02         0.02      (0.14)       0.00

VALUATION AND QUALIFYING ACCOUNTS

                                    September    Charged to                    September
                                    30, 2004     Expense        Deductions     30, 2005
                                    ---------    ----------     ----------     ---------
Allowance for doubtful accounts         500          (58)          (407)              35
Inventory reserves                      290           53              -              343
Warranty reserves                        75          115              -              190
Deferred tax valuation allowance     20,034            -           (305)          19,729

                                    September    Charged to                    September
                                    30, 2003     Expense        Deductions     30, 2004
                                    ---------    ----------     ----------     ---------
Allowance for doubtful accounts          75          424              -              500
Inventory reserves                      216           74              -              290
Warranty reserves                        60           15              -               75
Deferred tax valuation allowance     19,636          398              -           20,034

                                    September    Charged to                     September
                                    30, 2002     Expense         Deductions     30, 2003
                                    ---------    ----------      ----------     ---------
Allowance for doubtful accounts         146          (71)             -              75
Inventory reserves                    2,815         (354)        (2,245)            216
Warranty reserves                       159           15           (114)             60
Deferred tax valuation allowance     21,107         (250)        (1,221)         19,636