Form 10-Q
period 2005-12-30
IEC ELECTRONICS CORP
filed 2006-01-30
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2005

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

                                 YES |X| NO |_|

     Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_| Accelerated filer |_| Non-Accelerated filer
|X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.01 Par Value - 8,303,260 shares as of January 23, 2005.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Consolidated Balance Sheets as of:
               December 30, 2005 (Unaudited) and September 30, 2005.........   3

               Consolidated Statements of Operations for the three months ended: December 30, 2005 (Unaudited) and December 31, 2004
               (Unaudited)...................................................  4

               Consolidated Statements of Cash Flows for the three months ended: December 30, 2005 (Unaudited) and December 31, 2004
               (Unaudited)...................................................  5

               Notes to Consolidated Financial Statements (Unaudited)........  6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................  9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 11

    Item 4. Controls and Procedures.......................................... 11


PART II      OTHER INFORMATION


     Item 1. Legal Proceedings..............................................  12

     Item 1A.Risk Factors...................................................  12

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  12

     Item 3. Defaults Upon Senior Securities................................  12

     Item 4. Submission of Matters to a Vote of Security Holders............  12

     Item 5. Other Information..............................................  12

     Item 6. Exhibits ......................................................  13

     Signatures.............................................................  13

Part 1.  Financial Information
Item 1   -- Financial Statements


                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETSDECEMBER 30, 2005 AND SEPTEMBER 30, 2005
                                 (in thousands)


                                                     DECEMBER 30,    SEPTEMBER 30,
                                                         2005            2005
                                                     ------------    ------------
ASSETS                                               (Unaudited)
CURRENT ASSETS:
   Cash                                              $         --    $        461
   Accounts receivable (net of allowance for                2,476           2,344
    Doubtful accounts of $41 and $35 respectively)
   Inventories                                              2,160             630
   Deferred income taxes                                      250             250
   Other current assets                                       190             279
                                                     ------------    ------------
      Total current assets                                  5,076           3,964
                                                     ------------    ------------
FIXED ASSETS:
   Land and land improvements                                 707             707
   Building and improvements                                4,080           4,080
   Machinery and equipment                                 22,830          22,582
   Furniture and fixtures                                   4,138           4,138
                                                     ------------    ------------
SUB-TOTAL GROSS PROPERTY                                   31,755          31,507
LESS ACCUMULATED DEPRECIATION                             (30,226)        (30,000)
                                                     ------------    ------------
                                                            1,529           1,507
OTHER NON-CURRENT ASSETS                                       43              67
                                                     ------------    ------------
                                                     $      6,648    $      5,538
                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                             $        678    $        345
   Accounts payable                                         2,070             918
   Accrued payroll and related expenses                       251             264
   Other accrued expenses                                     341             399
                                                     ------------    ------------
     Total current liabilities                              3,340           1,926
                                                     ------------    ------------
LONG TERM VENDOR NOTES                                         35              57
LONG TERM BANK DEBT                                           498             535
                                                     ------------    ------------
TOTAL LIABILITIES                                           3,873           2,518
                                                     ------------    ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding               --              --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,301,710 and
      8,292,450 shares, respectively                           83              83
   Treasury stock, at cost 412,873 and 573
      shares, respectively                                   (223)            (11)
   Additional paid-in capital                              38,548          38,533
   Accumulated deficit                                    (35,633)        (35,585)
                                                     ------------    ------------
       Total shareholders' equity                           2,775           3,020
                                                     ------------    ------------
                                                     $      6,648    $      5,538
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 31, 2004
                 (in thousands, except share and per share data)


                                            3 MONTHS ENDED 3 MONTHS ENDED
                                             DECEMBER 30,   DECEMBER 31,
                                                 2005           2004
                                             ------------   ------------
                                              (Unaudited)    (Unaudited)

Net sales                                    $      3,607   $      6,223
Cost of sales                                       3,088          5,474
                                             ------------   ------------
     Gross profit                                     519            749
                                             ------------   ------------
Selling and administrative expenses                   483            628
Restructuring charge                                   --             13
                                             ------------   ------------
     Operating profit                                  36            108

Interest and financing expense                        (84)           (98)
Other income                                           --             72
                                             ------------   ------------
Net income before income taxes                        (48)            82

Provision for income taxes                             --             --
                                             ------------   ------------
Net income (loss)                            $        (48)  $         82
                                             ============   ============




Net income (loss) per common and common equivalent share:


     Basic                                   $      (0.01)  $       0.01
     Diluted                                 $      (0.01)  $       0.01


Weighted average number of common and common equivalent shares outstanding:

     Basic                                      8,012,849      8,230,497
     Diluted                                    8,012,849      8,512,307




The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 30, 2004
                                 (in thousands)

                                                    3 MONTHS ENDED  3 MONTHS ENDED
                                                     DECEMBER 30,    DECEMBER 31,
                                                         2005            2004
                                                     ------------    ------------
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $        (48)   $         82
 Non-cash adjustments:
  Compensation Expense - Stock Options                         10              --
  Depreciation                                                249             281
  Gain on sale of fixed assets                                 --             (72)
  Issuance of director's fees in stock                          5               6
  Changes in operating assets and liabilities:
     Accounts receivable                                     (132)             71
     Inventories                                           (1,530)            367
     Other current assets                                      89              63
     Accounts payable                                       1,153             (32)
     Accrued expenses                                         (71)            (29)
                                                     ------------    ------------
   Net cash flows from operating activities                  (275)            737
                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                --              72
 Purchases of plant, property & equipment                    (248)             --
                                                     ------------    ------------
   Net cash flows from investing activities                  (248)             72
                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                            (109)           (286)
 Net borrowings (payments) on line of credit                  383            (519)
 Proceeds from exercise of stock options                       --               4
 Purchase of Treasury Stock                                  (212)             --
                                                     ------------    ------------
   Net cash flows from financing activities                    62            (801)
                                                     ------------    ------------

 Change in cash and cash equivalents                         (461)              8
 Cash and cash equivalents at beginning of period             461              --
                                                     ------------    ------------
 Cash and cash equivalents at end of period          $         --    $          8
                                                     ============    ============


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                           $         58    $         78

  Income taxes                                       $         --    $         --



   The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2005

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

Revenue Recognition

      The Company's net revenue is derived from the sale of electronic products built to customer specifications. The Company also derives revenue from design services and repair work. Revenue from sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recovery is reasonably assured. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                  DECEMBER 30, 2005  September 30, 2005
                  ----------------   ----------------
                     (Unaudited)

Raw materials     $          1,080   $            432
Work-in-process                726                197
Finished goods                 354                  1
                  ----------------   ----------------
                  $          2,160   $            630
                  ================   ================

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2005

Unaudited Financial Statements

      The accompanying unaudited financial statements as of December 30, 2005, and for the three months ended December 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 Annual Report on Form 10-K.

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

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on October 1, 2005, and the adoption did not have a material impact on the Company's financial statements. See Note 3 to these consolidated financial statements for further discussion regarding stock based compensation.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

(2) Financing Agreements

      The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on December 30, 2005.

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $10,000 to selling and administrative expenses.

      For the three months ended December 31, 2004, the following table includes disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

                                                    3 MONTHS ENDED
                                                   DECEMBER 31, 2004
                                                      (Unaudited)
                                                   ----------------

           Net earnings, as reported               $             82
           Deduct: Compensation Cost using the
                   fair value method, net of tax                (46)
                                                   ----------------
           Pro forma net earnings                  $             36

           Earnings per share:
              Basic - as reported                  $           0.01
              Basic - pro forma                    $           0.00
              Diluted - as reported                $           0.01
              Diluted - pro forma                  $           0.00

      During the three months ended December 30, 2005 and December 31, 2004, the Company issued 0 and 50,000 options, respectively. The fair value of each option issued during the three months ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   3 MONTHS ENDED
                                                  DECEMBER 31, 2004
                                                    (Unaudited)
                                                  ----------------
                 Risk free interest rate                 3.69%
                 Expected term                        7 years
                 Volatility                            334.95%
                 Expected annual dividends               none

      The weighted average fair value of options granted during the three months ended December 31, 2004 was $ .46 with an aggregate total value of $23,000.

(4) Litigation

      Except as set forth below, there are no material legal proceedings pending to which IEC or any of its subsidiaries is a party or to which any of IEC's or its subsidiaries' property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or any of its subsidiaries.

      On August 13, 2003, General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. ("Vishay"). The complaint was amended on February 13, 2004. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. During the pendency of the motion, IEC has filed for a protective cross claim against Vishay, and GE has filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action is dismissed. Vishay has moved to dismiss the New York action and that motion has been adjourned by the court to await the court's decision on jurisdiction in Connecticut. IEC has received an indefinite extension of time to answer in the New York action pending the Connecticut court's decision. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

(5) Restructuring

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. During the first quarter of 2005, the Company paid $13,000 in severance and hiring costs related to this initiative.

(6) Treasury Shares

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program remains in effect until November 10, 2006. During the fiscal quarter ended December 30, 2005, the Company purchased 412,300 shares at a cost of $212,000. These were privately negotiated transactions.




Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations



             Results of Operations - Three Months Ended December 30, 2005, Compared to the Three Months Ended December 31, 2004.



      Net sales for the three month period ended December 30, 2005, were $3.6 million, compared to $6.2 million for the comparable period of the prior fiscal year, a decrease of 42 percent. The decrease in sales is due to a decline in orders from two of our larger customers, and because of a last minute design change that prevented us from making a shipment to another large customer.

      Our five largest customers accounted for 61% of our sales for the quarter ended December 30, 2005, and 82% of our sales for the quarter ended December 31, 2004.

      Gross profit was $0.5 million or 14 percent of sales for the three month period ended December 30, 2005, versus $0.7 million or 12 percent of sales in the comparable period of the prior fiscal year. The increase in gross profit percentage was largely due to our favorable product mix and prior year restructuring efforts.

      Selling and administrative expenses were $0.5 million for the three month period ended December 2005, and $0.6 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 13 percent of sales during the current period, compared to 10 percent of sales during the same quarter of the prior fiscal year. The percentage increase is due to certain fixed costs being spread over fewer sales dollars.

      Restructuring costs were $13,000 for the three month period ended December 31, 2004. The costs were primarily related to severance costs.

      Interest expense was $84,000 for the three month period ended December 30, 2005, down from $98,000 in the comparable period of the prior fiscal year. The decrease was primarily due to a reduction in borrowing from our line of credit.

      Other income was $72,000 for the three month period ended December 31, 2004. This was primarily due to gains on the sale of excess equipment. There was no other income for the three month period ended December 30, 2005.

      Net income (loss) for the three months ended December 30, 2005 was ($48,000) versus a net income of $82,000 in the comparable quarter of the prior fiscal year.

      Diluted income (loss) per share was ($0.01) as compared to diluted income per share of $0.01 in the comparable quarter of the prior fiscal year.


      Inventory increased by $1.5 million during the three month period ended December 30, 2005. The increase is primarily due to materials purchased to fill new orders that are scheduled to ship during our next fiscal quarter. We also purchased $248,000 of capital equipment during the three month period ended December 30, 2005. This equipment is necessary to support unique requirements associated with new customer orders.

Liquidity and Capital Resources

      Cash flow provided by operating activities was ($275,000) for the three months ended December 30, 2005 compared to $737,000 for the three months ended December 31, 2004. The lower cash flow during fiscal 2006 versus 2005 is primarily due to an increase in inventory purchases that were made to fill customer orders during the next fiscal quarter. We also used $248,000 to make equipment purchases (investing activities), and $212,000 to purchase 412,300 shares of company stock in two privately negotiated transactions (financing activities).

      Working capital on December 30, 2005 totaled $1.7 million, compared to $0.9 million in the same period of the prior year. At December 30, 2005, we were borrowing $383,000 under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.8 million on December 30, 2005. The interest rate is prime plus 2.0%. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $648,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and a second term loan balance of $58,000, that is secured by machinery and equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 6 monthly installments of $16,667 that commenced October 1, 2005, and a final payment of the remaining balance on April 1, 2006. Each loan has an interest rate of prime plus 2.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at December 30, 2005.

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

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on October 1, 2005, and the adoption did not have a material impact on the Company's financial statements. See Note 3 to these consolidated financial statements for further discussion regarding stock based compensation.

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

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements

      Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

      On August 13, 2003, General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. ("Vishay"). The complaint was amended on February 13, 2004. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company has made a motion to dismiss the action in Connecticut for lack of jurisdiction and the motion is pending. During the pendency of the motion, IEC has filed for a protective cross claim against Vishay, and GE has filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action is dismissed. Vishay has moved to dismiss the New York action and that motion has been adjourned by the court to await the court's decision on jurisdiction in Connecticut. IEC has received an indefinite extension of time to answer in the New York action pending the Connecticut court's decision. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

Item 1A - Risk Factors

      There are no material changes to the Risk Factors described under the title "Factors Affecting Future Results" in our Annual Report on form 10-K for the fiscal year ended September 30, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program, which has not been publicly announced, remains in effect until November 10, 2006. During the fiscal quarter ended December 30, 2005, the Company purchased 412,300 shares at a cost of $212,000 in two privately negotiated transactions.

-------------------------------------------------------------------------------------------------------------------------
         Period                    (a)                     (b)                     (c)                     (d)
                                                                                                   Maximum Dollar Value
                                                                                                    of Shares that May
                                                                             Total Number of         Yet be Purchased
                             Total Number of        Average Price Paid     Shares Purchased as       Under the Plan.
                             Shares Purchased           per Share            Part of Publicly
                                                                             Announced Plan.
-------------------------------------------------------------------------------------------------------------------------
November 14, 2005                      51,300                   $0.61                       0                $393,707
-------------------------------------------------------------------------------------------------------------------------
November 18, 2005                     361,000                   $0.50                       0                $211,707
-------------------------------------------------------------------------------------------------------------------------

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

     None


Item 5 -- Other Information

     None.



                                Item 6 - Exhibits

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


                                        IEC ELECTRONICS CORP.
                                        REGISTRANT




Dated: January 30, 2006                 /s/ W. Barry Gilbert
                                        -----------------------------
                                        W. Barry Gilbert
                                        Chairman and
                                        Chief Executive Officer




Dated: January 30, 2006                 /s/ Brian H. Davis
                                        ------------------------------
                                        Brian H. Davis
                                        Chief Financial Officer and Controller