Form 10-Q
period 2006-03-31
IEC ELECTRONICS CORP
filed 2006-04-20
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

                                 YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer |_| Accelerated filer |_| Non-Accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.01 Par Value - 8,328,658 shares as of April 20, 2006.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

    Item 1. Financial Statements

               Balance Sheets as of:
               March 31, 2006 (Unaudited) and September 30, 2005............   3

               Statements of Operations for the three months ended:
               March 31, 2006 (Unaudited) and April 1, 2005
               (Unaudited)...................................................  4

               Statements of Operations for the six months ended:
               March 31, 2006 (Unaudited) and April 1, 2005
               (Unaudited)...................................................  5

               Statements of Cash Flows for the six months ended:
               March 31, 2005 (Unaudited) and April 1, 2005
               (Unaudited)...................................................  6

               Notes to Financial Statements (Unaudited).....................  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 13

    Item 4. Controls and Procedures.......................................... 13

PART II      OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  14

     Item 1A.Risk Factors...................................................  14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  14

     Item 3. Defaults Upon Senior Securities................................  14

     Item 4. Submission of Matters to a Vote of Security Holders............  14

     Item 5. Other Information..............................................  14

     Item 6. Exhibits ......................................................  15

     Signatures.............................................................  15

Part 1. Financial Information
Item 1 -- Financial Statements

                                  IEC ELECTRONICS CORP.
                                      BALANCE SHEET
                          MARCH 31, 2006 AND SEPTEMBER 30, 2005
                                      (in thousands)

                                                       MARCH 31, 2006       SEPTEMBER 30,2005
                                                     ------------------    ------------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                              $               --    $              461
   Accounts receivable (net of allowance for                      4,439                 2,344
    Doubtful accounts of $47 and $35 respectively)
   Inventories                                                    2,276                   630
   Deferred income taxes                                            250                   250
   Other current assets                                             217                   279
                                                     ------------------    ------------------
      Total current assets                                        7,182                 3,964
                                                     ------------------    ------------------
FIXED ASSETS:
   Land and land improvements                                       707                   707
   Building and improvements                                      4,089                 4,080
   Machinery and equipment                                       22,848                22,582
   Furniture and fixtures                                         4,163                 4,138
                                                     ------------------    ------------------
SUB-TOTAL GROSS PROPERTY                                         31,807                31,507
LESS ACCUMULATED DEPRECIATION                                   (30,458)              (30,000)
                                                     ------------------    ------------------
                                                                  1,349                 1,507
OTHER NON-CURRENT ASSETS                                             35                    67
                                                     ------------------    ------------------
                                                     $            8,566    $            5,538
                                                     ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                             $            2,821    $              345
   Accounts payable                                               2,099                   918
   Accrued payroll and related expenses                             199                   264
   Other accrued expenses                                           332                   399
                                                     ------------------    ------------------
     Total current liabilities                                    5,451                 1,926
                                                     ------------------    ------------------
LONG TERM VENDOR NOTES                                               23                    57
LONG TERM BANK DEBT                                                 460                   535
                                                     ------------------    ------------------
TOTAL LIABILITIES                                                 5,934                 2,518
                                                     ------------------    ------------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                     --                    --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,325,558 and
      8,292,450 shares                                               83                    83
   Treasury Shares at Cost 412,873 and 573
      Shares, Respectively                                         (223)                  (11)
   Additional paid-in capital                                    38,573                38,533
   Accumulated deficit                                          (35,801)              (35,585
                                                     ------------------    ------------------
       Total shareholders' equity                                 2,632                 3,020
                                                     ------------------    ------------------
                                                     $            8,566    $            5,538
                                                     ==================    ==================

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
                 (in thousands, except share and per share data)

                                       3 MONTHS ENDED       3 MONTHS ENDED
                                       MARCH 31, 2006        APRIL 1, 2005
                                      ----------------    ----------------
                                        (Unaudited)          (Unaudited)

Net sales                             $          5,580    $          4,682
Cost of sales                                    5,149               4,019
                                      ----------------    ----------------
     Gross profit                                  431                 663
                                      ----------------    ----------------
Selling and administrative expenses                515                 587
Restructuring charge                                --                  41
                                      ----------------    ----------------
     Operating profit                              (84)                 35

Interest and financing expense                     (87)               (102)
Gain on sale of fixed assets                         3                 113
Other income                                        --                  27
                                      ----------------    ----------------
Net income before income taxes                    (168)                 73

Provision for income taxes                          --                  --
                                      ----------------    ----------------
Net income (loss)                     $           (168)   $             73
                                      ================    ================

Net income (loss) per common and common equivalent share:


     Basic                              $  (0.02)              $   0.01
     Diluted                            $  (0.02)              $   0.01

Weighted average number of common and common equivalent shares outstanding:

     Basic                               7,911,343           8,253,995
     Diluted                             7,911,343           8,530,654

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                             STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
                 (in thousands, except share and per share data)

                                       6 MONTHS ENDED      6 MONTHS ENDED
                                       MARCH 31, 2006       APRIL 1, 2005
                                      ----------------    ----------------
                                         (Unaudited)         (Unaudited)

Net sales                             $          9,187    $         10,906
Cost of sales                                    8,237               9,493
                                      ----------------    ----------------
     Gross profit                                  950               1,413
                                      ----------------    ----------------
Selling and administrative expenses                997               1,216
Restructuring charge                                --                  55
                                      ----------------    ----------------
     Operating profit                              (47)                142

Interest and financing expense                    (171)               (199)
Gain on sale of fixed assets                         2                 185
Other income                                        --                  28
                                      ----------------    ----------------
Net income before income taxes                    (216)                156

Provision for income taxes                          --                  --
                                      ----------------    ----------------
Net income (loss)                     $           (216)   $            156
                                      ================    ================

Net income (loss) per common and common equivalent share:

     Basic                              $  (0.03)              $   0.02
     Diluted                            $  (0.03)              $   0.02

Weighted average number of common and common equivalent shares outstanding:

     Basic                               7,962,096           8,242,246
     Diluted                             7,962,096           8,523,921

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
                                 (in thousands)

                                                     6 MONTHS ENDED      6 MONTHS ENDED
                                                     MARCH 31, 2006       APRIL 1, 2005
                                                    ----------------    ----------------
                                                       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $           (216)   $            156
 Non-cash adjustments:
  Compensation Expense - Stock Options                            22                  --
  Depreciation                                                   489                 521
  Gain on sale of fixed assets                                    (3)               (185)
  Issuance of director's fees in stock                            18                  11
  Changes in operating assets and liabilities:
     Accounts receivable                                      (2,095)              1,566
     Inventories                                              (1,646)                824
     Other current assets                                         63                   1
     Accounts payable                                          1,181              (1,019)
     Accrued expenses                                           (132)               (196)
                                                    ----------------    ----------------
   Net cash flows from operating activities                   (2,319)              1,679
                                                    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                    3                 185
 Purchases of plant, property & equipment                       (300)                (42)
                                                    ----------------    ----------------
   Net cash flows from investing activities                     (297)                143
                                                    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                               (221)               (231)
 Borrowings (payments) on line of credit                       2,588              (1,025)
 Proceeds from exercise of stock options                          --                   5
 Purchase of Treasury Stock                                     (212)                 --
                                                    ----------------    ----------------
   Net cash flows from financing activities                    2,155              (1,251)
                                                    ----------------    ----------------

 Change in cash and cash equivalents                            (461)                571
 Cash and cash equivalents at beginning of period                461                  --
                                                    ----------------    ----------------
 Cash and cash equivalents at end of period         $             --    $            571
                                                    ================    ================


Supplemental Disclosures of Cash Flow Information:
                                                    ================    ================
 Cash paid during the period for:
  Interest                                          $            126    $            148

  Income taxes                                      $      --           $             --

   The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                       March 31, 2006     September 30, 2005
                     -----------------    ------------------
                        (Unaudited)
  Raw materials          $ 1,439                $  432
  Work-in-process            821                   197
  Finished goods              16                     1
                     -----------------      ----------------
                         $ 2,276                $  630
                     =================      ================

Unaudited Financial Statements

      The accompanying unaudited financial statements as of March 31, 2006, and for the three and six months ended March 31, 2006 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 Annual Report on Form 10-K.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

Earnings Per Share

      Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding, assuming conversion of all potentially dilutive stock options. There were no dilutive effects of stock options at March 31, 2006 as the effect would be anti-dilutive.

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company has adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

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

(2) Financing Agreements

The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available |_|under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company received a waiver to the EBITDA covenant for the three month period ended March 31, 2006, and was therefore compliant as of this date.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $22,000 to selling and administrative expenses.

      For the three month period ended April 1, 2005, and the six month period ended April 1, 2005, the following table includes disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (unaudited):

                                            3 MONTHS ENDED      6 MONTHS ENDED
                                             APRIL 1, 2005       APRIL 1, 2005
                                           ----------------    ----------------
Net earnings, as reported                      $    73              $   156
Deduct:  Compensation Cost using the
         Fair value method, net of tax         $    (4)             $   (50)
                                           ----------------    ----------------
Pro forma net earnings                         $    69              $   106
Earnings per share:
   Basic - as reported                         $  0.01              $  0.02
   Basic - pro forma                           $  0.01              $  0.01
   Diluted - as reported                       $  0.01              $  0.02
   Diluted - pro forma                         $  0.01              $  0.01

      During the three and six months ended March 31, 2006 the Company issued 25,000 options. During the three and six months ended April 1, 2005, the Company issued 34,000 and 84,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              3 MO. ENDED       6 MO. ENDED      3 MO. ENDED       6 MO. ENDED
                             MAR 31, 2006      MAR 31, 2006      APR 1, 2005       APR 1, 2005
                            --------------    --------------    --------------    --------------
Risk free interest rate         4.35%             4.35%             3.73%             3.71%
Expected term                  5 years           5 years           5 years           6years
Volatility                      270.1%            270.1%            282.6%            313.8%
Expected annual dividends        none              none              none              none

      The weighted average fair value of options granted during the three and six months ended March 31, 2006 was $.50 with an aggregate total value of $12,500. The weighted average fair value of options granted during the three months ended April 1 2005 was $.51 with an aggregate value of $17,340. The weighted average fair value of options granted during the six months ended April 1 2005 was $.48 with an aggregate value of $40,340.

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

      On August 13, 2003, General Electric Company ("GE") commenced an action in the state of Connecticut against the Company and Vishay Intertechnology, Inc. ("Vishay"). The complaint was amended on February 13, 2004. The action alleges causes of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that the Company used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorneys' fees. The Company made a motion to dismiss the action in Connecticut for lack of jurisdiction. During the pendency of the motion, IEC filed for a protective cross claim against Vishay, and GE filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action were dismissed. In March 2006, the New York action was voluntarily discontinued by consent of all the parties. IEC and Vishay are proceeding to defend GE's Connecticut action on the merits and IEC is proceeding with its cross claim against Vishay. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

(5) Restructuring

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. During the first half of 2005, the Company paid $55,000 in severance and hiring costs related to this initiative.

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


Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations - Three Months Ended March 31, 2006, Compared to
                      the Three Months Ended April 1, 2005.

      Net sales for the three month period ended December 30, 2005, were $5.6 million, compared to $4.7 million for the comparable period of the prior fiscal year, an increase of 19 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 74% of our sales for the quarter ended March 31, 2006, and 71% of our sales for the quarter ended April 1, 2005.

      Gross profit was $0.4 million or 8 percent of sales for the three month period ended March 31, 2006, versus $0.7 million or 14 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage was primarily due to start-up costs associated with new customers, and a higher operational structure required to support long term growth. We expect our gross profit percentage to improve as our sales increase, and new customers move beyond the start-up phase.

      Selling and administrative expenses were $0.5 million for the three month period ended March 31, 2005, and $0.6 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 9 percent of sales during the current period, compared to 13 percent of sales during the same quarter of the prior fiscal year. The reduction is primarily due to lower commissions paid to our manufacturer's representatives.

      Restructuring costs were $41,000 for the three month period ended April 1, 2005. The costs were for severance paid to terminated employees.

      Interest expense was $87,000 for the three month period ended March 31, 2006, down from $102,000 in the comparable period of the prior fiscal year. Interest expense was $26,000 lower than prior year because certain costs associated with our 2003 refinancing have become fully amortized. This was offset by an $11,000 increase associated with increased borrowing from our line of credit.

      We recorded a $3,000 gain on the sale of excess equipment during the three months ended March 31, 2006 compared to a $113,000 gain on the sale of excess equipment during the three months ended April 1, 2005.

      Other income for the three month period ended April 1, 2005 was $27,000. This was primarily due to an asset tax refund received from our Mexican subsidiary.

      Net income (loss) for the three months ended March 31, 2006 was ($168,000) versus a net income of $73,000 in the comparable quarter of the prior fiscal year.

      Diluted income (loss) per share was ($0.02) as compared to diluted income per share of $0.01 in the comparable quarter of the prior fiscal year.

      Accounts receivable increased by $2.1 million during the three month period ended March 31, 2006. The increase is primarily due to higher sales compared to the prior quarter, most of which were shipped too late in the quarter to collect payment prior to the end of the period.

      Results of Operations - Six Months Ended March 31, 2006, Compared to
                       the Six Months Ended April 1, 2005.

      Net sales for the six month period ended March 31, 2006, were $9.2 million, compared to $10.9 million for the comparable period of the prior fiscal year, a decrease of 16 percent. $1.4 million of the $1.7 million sales reduction is due to the loss of two customers. We expect this loss to be made up by additional revenues from new customers during the next few quarters.

      Our five largest customers accounted for 69% of our sales for the six months ended March 31, 2006, and 73% of our sales for the six months ended April 1, 2005.

      Gross profit was $1.0 million or 10 percent of sales for the six month period ended March 31, 2006, versus $1.4 million or 13 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage was primarily due to start-up costs associated with new customers, and a higher operational structure required to support long term growth. We expect our gross profit percentage to improve as our sales increase, and new customers move beyond the start-up phase.

      Selling and administrative expenses were $1.0 million for the six month period ended March 31, 2006, and $1.2 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 11 percent of sales during both fiscal periods. The reduced spending in fiscal 2006 is primarily due to lower commissions paid to our manufacturer's representatives.

      Restructuring costs were $55,000 for the six month period ended April 1, 2005. The costs were for severance paid to terminated employees.

      Interest expense was $171,000 for the six month period ended March 31, 2006, down from $199,000 in the comparable period of the prior fiscal year. Interest expense was $26,000 lower than prior year because certain costs associated with our 2003 refinancing have become fully amortized.

      We recorded a $2,000 gain on the sale of excess equipment during the six months ended March 31, 2006 compared to a $185,000 gain on the sale of excess equipment during the six months ended April 1, 2005.

      Other income for the six month period ended April 1, 2005 was $28,000. This was primarily due to an asset tax refund received from our Mexican subsidiary.

      Net income (loss) for the six months ended March 31, 2006 was ($216,000) versus a net income of $156,000 in the comparable period of the prior fiscal year.

      Diluted income (loss) per share was ($0.03) as compared to diluted income per share of $0.02 in the comparable period of the prior fiscal year.

      Inventory increased by $1.6 million during the six month period ended March 31, 2006. The increase is primarily due to materials purchased to fill new orders that are scheduled to ship during our next fiscal quarter.

      Accounts receivable increased by $2.1 million during the six month period ended March 31, 2006. The increase is primarily due to higher sales compared to the fourth quarter of fiscal 2005, most of which were shipped too late in the quarter to collect payment prior to the end of the period.

      We purchased $300,000 of capital equipment during the six month period ended March 31, 2006. This equipment is necessary to support unique requirements associated with new customer orders.

Liquidity and Capital Resources

      Cash flow provided by (used in) operating activities was ($2,319,000) for the six months ended March 31, 2006 compared to $1,679,000 for the six months ended April 1, 2005. We also used $300,000 to purchase new equipment (investing activities) and $212,000 to repurchase company stock (financing activity) during the six months ended March 31, 2006. The lower operating cash flow during fiscal 2006 versus 2005 is primarily due to a $1.6 million increase in inventory and a $2.1 million increase in accounts receivable. Both increases were due to new customer business activities.

      Working capital on March 31, 2006 totaled $1.7 million, compared to $2.0 million in the same period of the prior year. At March 31, 2006, we were borrowing $2.6 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of
(i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.2 million on March 31, 2006. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $610,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and a second term loan balance of $8,000, that is secured by machinery and equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The final payment on the equipment Loan is payable on April 1, 2006. Each loan has an interest rate of prime plus 2.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company received a waiver to the EBITDA covenant for the three month period ended March 31, 2006, and was therefore compliant as of this date.

Application of Critical Accounting Policies

      Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, provisions for doubtful accounts, provisions for inventory obsolescence, impairment of long-lived assets, accounting for legal contingencies and accounting for income taxes.

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

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have a material impact on our financial statements.

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

Item 4 -- Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Report, IEC's Chief Executive Officer and Chief Financial Officer have concluded that IEC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in IEC's internal control over financial reporting during the second quarter of fiscal 2006 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

      The information set forth in Note (4) of the Notes to Consolidated Financial Statements included in Part I - Item 1 of this Form 10-Q is incorporated by reference.

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

      The Annual Meeting of Stockholders was held on January 25, 2006.

      Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

      At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

            Nominee                   Votes FOR           Authority Withheld
            David J. Beaubien         7,334,419           72,526
            W. Barry Gilbert          7,327,219           79,726
            Eben S. Moulton           7,334,419           72,526
            James C. Rowe             7,294,219           112,726
            Justin L. Vigdor          7,287,487           119,458
            Jerold L. Zimmerman       7,365,246           41,699

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

                                                   IEC ELECTRONICS CORP.
                                                   REGISTRANT

Dated: April 20, 2006                              /s/ W. Barry Gilbert
                                                   -----------------------------
                                                   W. Barry Gilbert
                                                   Chairman and
                                                   Chief Executive Officer

Dated: April 20, 2006                               /s/ Brian H. Davis
                                                    ----------------------------
                                                    Brian H. Davis
                                                    Chief Financial Officer and
                                                    Controller