Form 10-Q
period 2006-06-30
IEC ELECTRONICS CORP
filed 2006-07-26
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

      Common Stock, $0.01 Par Value - 8,397,209 shares as of July 25, 2006.

PART 1 FINANCIAL INFORMATION

                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Balance Sheets as of:
               June 30, 2006 (Unaudited) and September 30, 2005..............  3

               Statements of Operations for the three months
               ended: June 30, 2006 (Unaudited) and July 1, 2005
               (Unaudited)...................................................  4

               Statements of Operations for the nine months
               ended: June 30, 2006 (Unaudited) and July 1, 2005
               (Unaudited)...................................................  5

               Statements of Cash Flows for the nine months
               ended: June 30, 2006 (Unaudited) and July 1, 2005
               (Unaudited)...................................................  6

               Notes to Financial Statements (Unaudited).....................  7

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

Part 1. Financial Information
Item 1 -- Financial Statements

                              IEC ELECTRONICS CORP.
                                 BALANCE SHEETS
                      JUNE 30, 2006 AND SEPTEMBER 30, 2005
                                 (in thousands)

                                                      JUNE 30, 2006        SEPTEMBER 30, 2005
                                                      -------------        ------------------
ASSETS                                                 (Unaudited)
CURRENT ASSETS:
   Cash                                                  $     --               $    461
   Accounts receivable (net of allowance for                3,114                  2,344
    Doubtful accounts of $53 and $35 respectively)
   Inventories                                              2,721                    630
   Deferred income taxes                                      250                    250
   Other current assets                                       124                    279
                                                         --------               --------
     Total current assets                                   6,209                  3,964
                                                         --------               --------
FIXED ASSETS:
   Land and land improvements                                 707                    707
   Building and improvements                                4,089                  4,080
   Machinery and equipment                                 22,856                 22,582
   Furniture and fixtures                                   4,165                  4,138
                                                         --------               --------
SUB-TOTAL GROSS PROPERTY                                   31,817                 31,507
LESS ACCUMULATED DEPRECIATION                             (30,549)               (30,000)
                                                         --------               --------
                                                            1,268                  1,507
OTHER NON-CURRENT ASSETS                                       32                     67
                                                         --------               --------
                                                         $  7,509               $  5,538
                                                         ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                 $  1,894               $    345
   Accounts payable                                         1,879                    918
   Accrued payroll and related expenses                       182                    264
   Other accrued expenses                                     375                    399
                                                         --------               --------
     Total current liabilities                              4,330                  1,926
                                                         --------               --------
LONG TERM VENDOR NOTES                                         16                     57
LONG TERM BANK DEBT                                           423                    535
                                                         --------               --------
TOTAL LIABILITIES                                           4,769                  2,518
                                                         --------               --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding               --                     --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,397,209 and
      8,292,450 shares                                         84                     83
   Treasury Shares at Cost 412,873 and 573
      Shares, Respectively                                   (223)                   (11)
   Additional paid-in capital                              38,601                 38,533
   Accumulated deficit                                    (35,722)               (35,585)
                                                         --------               --------
       Total shareholders' equity                           2,740                  3,020
                                                         --------               --------
                                                         $  7,509               $  5,538
                                                         ========               ========

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
                (in thousands, except share and per share data)

                                            3 MONTHS ENDED       3 MONTHS ENDED
                                             JUNE 30, 2006         JULY 1, 2005
                                            --------------       --------------
                                               (Unaudited)          (Unaudited)
Net sales                                      $     5,379          $     4,040
Cost of sales                                        4,624                3,336
                                               -----------          -----------
     Gross profit                                      755                  704
                                               -----------          -----------
Selling and administrative expenses                    557                  492
Restructuring charge                                    --                   65
                                               -----------          -----------
     Operating profit                                  198                  147

Interest and financing expense                        (106)                 (79)
Gain (loss) on sale of fixed assets                    (13)                  10
Other income                                            --                   --
                                               -----------          -----------
Net income before income taxes                          79                   78

Provision for income taxes                              --                   --
                                               -----------          -----------
Net income (loss)                              $        79          $        78
                                               ===========          ===========

Net income (loss) per common and common equivalent share:

     Basic                                     $      0.01          $      0.01
     Diluted                                   $      0.01          $      0.01

Weighted average number of common and common equivalent shares outstanding:

     Basic                                       7,968,527            8,270,266
     Diluted                                     8,334,810            8,539,802

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
                 (in thousands, except share and per share data)

                                            9 MONTHS ENDED       9 MONTHS ENDED
                                             JUNE 30, 2006         JULY 1, 2005
                                            --------------       --------------
                                               (Unaudited)          (Unaudited)

Net sales                                      $    14,566          $    14,946
Cost of sales                                       12,861               12,829
                                               -----------          -----------
     Gross profit                                    1,705                2,117
                                               -----------          -----------
Selling and administrative expenses                  1,555                1,708
Restructuring charge                                    --                  120
                                               -----------          -----------
     Operating profit                                  150                  289

Interest and financing expense                        (277)                (278)
Gain (loss) on sale of fixed assets                    (10)                 195
Other income                                            --                   28
                                               -----------          -----------
Net income before income taxes                        (137)                 234

Provision for income taxes                              --                   --
                                               -----------          -----------
Net income (loss)                              $      (137)         $       234
                                               ===========          ===========

Net income (loss) per common and common equivalent share:

     Basic                                     $     (0.02)         $      0.03
     Diluted                                   $     (0.02)         $      0.03

Weighted average number of common and common equivalent shares outstanding:

     Basic                                       7,968,527            8,251,586
     Diluted                                     7,968,527            8,524,227

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
                                 (in thousands)

                                                    9 MONTHS ENDED   9 MONTHS ENDED
                                                     JUNE 30, 2006     JULY 1, 2005
                                                    --------------   --------------
                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  (137)         $   234
 Non-cash adjustments:
  Compensation Expense - Stock Options                          32               --
  Depreciation                                                 584              761
  Loss (Gain) on sale of fixed assets                           10             (195)
  Issuance of director's fees in stock                          18               16
  Changes in operating assets and liabilities:
     Accounts receivable                                      (769)           1,538
     Inventories                                            (2,091)             818
     Other current assets                                      156               18
     Accounts payable                                          961           (1,092)
     Accrued expenses                                         (106)            (368)
                                                           -------          -------
   Net cash flows from operating activities                 (1,342)           1,730
                                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property                                  5              195
 Purchases of plant, property & equipment                     (327)            (130)
                                                           -------          -------
   Net cash flows from investing activities                   (322)              65
                                                           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                             (287)            (316)
 Borrowings (payments) on line of credit                     1,682           (1,025)
 Proceeds from exercise of stock options                        20                5
 Purchase of Treasury Stock                                   (212)              --
                                                           -------          -------
   Net cash flows from financing activities                  1,203           (1,336)
                                                           -------          -------

 Change in cash and cash equivalents                          (461)             459
 Cash and cash equivalents at beginning of period              461               --
                                                           -------          -------
 Cash and cash equivalents at end of period                $    --          $   459
                                                           =======          =======

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                                 $   232          $   275

  Income taxes                                             $    --          $    --

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                                    June 30, 2006      September 30, 2005
                                    -------------      ------------------
                                     (Unaudited)
   Raw materials                        $1,504                $  432
   Work-in-process                       1,216                   197
   Finished goods                            1                     1
                                        ------                ------
                                        $2,721                $  630
                                        ======                ======

Unaudited Financial Statements

      The accompanying unaudited financial statements as of June 30, 2006, and for the three and nine months ended June 30, 2006 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 Annual Report on Form 10-K.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company has adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have an impact on our financial statements.

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

      In December 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on October 1, 2005, and the adoption did not have a material impact on the Company's financial statements. See Note 3 to these financial statements for further discussion regarding stock based compensation.

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

(2) Financing Agreements

The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on June 30, 2006.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $32,000 to selling and administrative expenses for the period ending June 30, 2006.

      For the three month period ended July 1, 2005, and the nine month period ended July 1, 2005, the following table includes disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 (unaudited):

                                              3 MONTHS ENDED      9 MONTHS ENDED
                                               JULY 1, 2005        JULY 1, 2005
                                              --------------      --------------
Net earnings, as reported                        $    78             $   234
Deduct: Compensation Cost using the
        Fair value method, net of tax            $    (4)            $   (54)
                                                 -------             -------
Pro forma net earnings                           $    74             $   180
Earnings per share:
   Basic - as reported                           $  0.01             $  0.03
   Basic - pro forma                             $  0.01             $  0.02
   Diluted - as reported                         $  0.01             $  0.03
   Diluted - pro forma                           $  0.01             $  0.02

      During the three and nine months ended June 30, 2006 the Company issued 2,500 and 27,500 options, respectively. During the three and nine months ended July 1, 2005, the Company issued 414,000 and 528,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     3 MO. ENDED     9 MO. ENDED     3 MO. ENDED     9 MO. ENDED
                                     JUN 30, 2006    JUN 30, 2006    JUL 1, 2005     JUL 1, 2005
                                     ------------    ------------    -----------     -----------
      Risk free interest rate            5.0%            4.4%            3.9%            3.8%
      Expected term                     7 years         5 years         5 years         6 years
      Volatility                        101.5%          113.7%          124.9%          126.0%
      Expected annual dividends          none            none            none            none

      The weighted average fair value of options granted during the three months ended ended June 30, 2006 was $.51 with an aggregate total value of $1,275. The weighted average fair value of options granted during the nine months ended ended June 30, 2006 was $.50 with an aggregate total value of $13,775. The weighted average fair value of options granted during the three months ended July 1 2005 was $.48 with an aggregate value of $200,760. The weighted average fair value of options granted during the nine months ended July 1 2005 was $.49 with an aggregate value of $251,100.

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

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2006

(5) Restructuring

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. During the first nine months of 2005, the Company paid $120,000 in severance and hiring costs related to this initiative.

(6) Treasury Shares

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program remains in effect until November 10, 2006. During the fiscal quarter ended December 30, 2005, the Company purchased 412,300 shares at a cost of $212,000. During the fiscal quarter ended June 30, 2006, the Company purchased 45,000 shares at a cost of $29,250. These were privately negotiated transactions.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations - Three Months Ended June 30, 2006,
                Compared to the Three Months Ended July 1, 2005.

      Net sales for the three month period ended June 30, 2006, were $5.4 million, compared to $4.0 million for the comparable period of the prior fiscal year, an increase of 33 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 70% of our sales for the quarter ended June 30, 2006, and 75% of our sales for the quarter ended July 1, 2005. We continue to diversify our sales base and reduce our dependency on any one customer.

      Gross profit was $0.8 million or 14 percent of sales for the three month period ended June 30, 2006, versus $0.7 million or 17 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage was primarily due to lower margins associated with higher volume orders, and slightly higher overhead costs required to support future growth.

      Selling and administrative expenses were $0.6 million for the three month period ended June 30, 2005, and $0.6 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 10 percent of sales during the current period, compared to 14 percent of sales during the same quarter of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Restructuring costs were $65,000 for the three month period ended July 1, 2005. The costs were for severance paid to terminated employees.

      Interest expense was $106,000 for the three month period ended June 30, 2006, up from $79,000 in the comparable period of the prior fiscal year. Interest expense was $36,000 lower than prior year because certain costs associated with our 2003 refinancing have become fully amortized. This was offset by a $63,000 increase associated with increased borrowing from our line of credit which has been necessary to support future revenue growth.

      We recorded a $13,000 loss on the disposition of unused equipment during the three months ended June 30, 2006. We had a $10,000 gain on the sale of excess equipment during the three months ended July 1, 2005.

      Net income for the three months ended June 30, 2006 was $79,000 versus a net income of $78,000 in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.01 as compared to diluted income per share of $0.01 in the comparable quarter of the prior fiscal year.

      Accounts receivable decreased by $1.3 million during the three month period ended June 30, 2006. The decrease occurred because a lower portion of our sales was shipped late in the quarter compared to the prior quarter. Inventory increased by $0.4 million during the quarter. The increased inventory is to support customer shipments in the next fiscal quarter.

            Results of Operations - Nine Months Ended June 30, 2006,
                Compared to the Nine Months Ended July 1, 2005.

      Net sales for the nine month period ended June 30, 2006, were $14.6 million, compared to $14.9 million for the comparable period of the prior fiscal year, a decrease of 3 percent. $3.3 million of the sales reduction is due to the loss of three customers. This was offset by a $3.0 million increase in revenues from new and existing customers. We expect this loss to be made up by additional revenues from new customers during the next fiscal quarter.

      Our five largest customers accounted for 69% of our sales for the nine months ended June 30, 2006, and 72% of our sales for the nine months ended July 1, 2005. We continue to diversify our sales base and reduce our dependency on any one customer.

      Gross profit was $1.7 million or 12 percent of sales for the nine month period ended June 30, 2006, versus $2.1 million or 14 percent of sales in the comparable period of the prior fiscal year. The decrease in gross profit percentage was primarily due to start-up costs associated with new customers, lower margins associated with higher volume orders, and slightly higher overhead costs necessary to support future growth.

      Selling and administrative expenses were $1.6 million for the nine month period ended June 30, 2006, and $1.7 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 11 percent of sales during both fiscal periods. The reduced spending in fiscal 2006 is primarily due to lower commissions paid to our manufacturer's representatives.

      Restructuring costs were $120,000 for the nine month period ended July 1, 2005. The costs were for severance paid to terminated employees.

      Interest expense was $277,000 for the nine month period ended June 30, 2006, down from $278,000 in the comparable period of the prior fiscal year. Interest expense was $62,000 lower than prior year because certain costs associated with our 2003 refinancing have become fully amortized. This was offset by a $61,000 increase associated with increased borrowing from our line of credit which has been necessary to support future revenue growth.

      We recorded a $10,000 loss on the disposition of unused equipment during the nine months ended June 30, 2006 compared to a $195,000 gain on the sale of excess equipment during the nine months ended July 1, 2005.

      Other income for the nine month period ended July 1, 2005 was $28,000. This was primarily due to an asset tax refund received from our Mexican subsidiary.

      Net income (loss) for the nine months ended June 30, 2006 was ($137,000) versus a net income of $234,000 in the comparable period of the prior fiscal year.

      Diluted income (loss) per share was ($0.02) as compared to diluted income per share of $0.02 in the comparable period of the prior fiscal year.

      Inventory increased by $2.1 million during the nine month period ended June 30, 2006. The increase is primarily due to materials purchased to fill new orders that are scheduled to ship during our next fiscal quarter.

      Accounts receivable increased by $0.7 million during the nine month period ended June 30, 2006. The increase is primarily due to higher sales compared to the fourth quarter of fiscal 2005.

      We purchased $327,000 of capital equipment during the nine month period ended June 30, 2006.

Liquidity and Capital Resources

      Cash flow provided by (used in) operating activities was ($1,342,000) for the nine months ended June 30, 2006 compared to $1,730,000 for the nine months ended July 1, 2005. We also used $327,000 to purchase new equipment (investing activities) and $212,000 to repurchase company stock (financing activity) during the nine months ended June 30, 2006. The lower operating cash flow during fiscal 2006 versus 2005 is primarily due to a $2.1 million increase in inventory and a $0.7 million increase in accounts receivable. Both increases were due to new customer business activities.

      Working capital on June 30, 2006 totaled $1.9 million, compared to $1.9 million in the same period of the prior year. At June 30, 2006, we were borrowing $1.7 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of
(i) $3.8 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.2 million on June 30, 2006. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $573,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Real Estate Loan has an interest rate of prime plus 2.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, fixed charge coverage ratios, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants as of June 30, 2006.

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

New Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 did not have an impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The adoption of SFAS No. 153 did not have an impact on our financial statements.

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

      There were no changes in IEC's internal control over financial reporting during the third quarter of fiscal 2006 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

      The information set forth in Note (4) of the Notes to Financial Statements included in Part I - Item 1 of this Form 10-Q is incorporated by reference.

Item 1A - Risk Factors

      There are no material changes to the Risk Factors described under the title "Factors Affecting Future Results" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      (c) Issuer Purchases of Equity Securities

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program, which has not been publicly announced, remains in effect until November 10, 2006. During the fiscal quarter ended June 30, 2006, the Company purchased 45,000 shares at a cost of $29,250 in one privately negotiated transaction.

--------------------------------------------------------------------------------------------------------------------------
                                         (a)             (b)                (c)                       (d)
--------------------------------------------------------------------------------------------------------------------------
Period                                   Total           Average Price      Total Number of           Maximum Dollar Value
                                         Number of       Paid per           Shares Purchased as       of Shares That May
                                         Shares          Share              Part of Publicly          Yet Be Purchased
                                         Purchased                          Announced Plan            Under the Plan
--------------------------------------------------------------------------------------------------------------------------
April 1, 2006 - April 30, 2006           0               0                  0                         $211,707
--------------------------------------------------------------------------------------------------------------------------
May 1, 2006 - May 31, 2006               0               0                  0                         $211,707
--------------------------------------------------------------------------------------------------------------------------
June 1, 2006 - June 30, 2006             45,000          $0.65              0                         $182,457
--------------------------------------------------------------------------------------------------------------------------

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

                                        IEC ELECTRONICS CORP.
                                        REGISTRANT

Dated: July 26, 2006                    /s/ W. Barry Gilbert
                                        ----------------------------------------
                                        W. Barry Gilbert
                                        Chairman and
                                        Chief Executive Officer


Dated: July 26, 2006                    /s/ Brian H. Davis
                                        ----------------------------------------
                                        Brian H. Davis
                                        Chief Financial Officer and Controller