Form 10-K
period 2006-09-30
IEC ELECTRONICS CORP
filed 2006-11-16
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2006 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                          Commission file number 0-6508

                              IEC ELECTRONICS CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-3458955
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)

                    105 Norton Street, Newark, New York 14513
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 315-331-7742

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one)

   |_| Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $8,610,414 as of November 9, 2006, based upon the closing price of the registrant's common stock on the Over The Counter Bulletin Board on such date. Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of registrant.

      As of November 10, 2006, there were outstanding 8,426,778 shares of Common Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

                              TABLE OF CONTENTS

                                     PART I                                 PAGE
                                                                            ----
Item 1:  Business........................................................      3
Item 1A: Risk Factors....................................................      5
Item 1B: Unresolved Staff Comments.......................................      9
Item 2:  Properties......................................................      9
Item 3:  Legal Proceedings...............................................      9
Item 4:  Submission of Matters to a Vote of Security Holders.............     10
         Executive Officers of Registrant................................     10

                                     PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities............     11
Item 6:  Selected Consolidated Financial Data............................     12
Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     13
Item 7A: Quantitative and Qualitative Disclosures about Market Risk......     16
Item 8:  Financial Statements and Supplementary Data.....................     16
Item 9:  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................     16
Item 9A: Controls and Procedures.........................................     16
Item 9B: Other Information...................... ........................     16

                                    PART III

Item 10: Directors, Executive Officers, and Corporate Governance.........     17
Item 11: Executive Compensation..........................................     17
Item 12: Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................     17
Item 13: Certain Relationships, Related Transactions and
         Director Independence...........................................     17
Item 14: Principal Accountant Fees and Services..........................     17

                                    PART IV

Item 15: Exhibits and Financial Statement Schedules......................     17

                  "SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section-27A of the Securities Act of 1933 and section-21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe", "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K are made only as of the date of this Report on Form-10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

                                     PART I

ITEM 1. BUSINESS

Overview

      IEC Electronics Corp. ("IEC", "We", "Our", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. We provide high quality electronics manufacturing services with state-of-the-art manufacturing capabilities. Utilizing automated manufacturing and test equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, we offer our customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

      IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966.

      IEC is a world-class ISO:9001-2000 certified company. Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. IEC is an FDA registered contract manufacturer of medical devices, is ITAR registered and compliant, and is COMSEC certified. Many customers consider these certifications crucial when qualifying their EMS providers.

      Our New York facility is self-certified to previously recognized British Approvals Board Telecommunications standards, allowing us to provide manufacturing and test services to manufacturers producing telecommunication equipment destined for shipment to the European Common Market. Our state-of-the-art 10,000 square foot Technology Center includes pilot build, prototype assembly, design engineering services, and an Advanced Materials Technology Laboratory.

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

      Our experienced workforce has a high level of technical expertise. Our emphasis is on building the most challenging complete systems serving original equipment manufacturers with advanced electronics technology. IEC has positioned itself as a leader of lead-free solder assembly technology through early development and technical publications. Lead-free was mandated by July 2006 for many electronic products sold in Europe.

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

Products and Services

      We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for telecommunications and wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, alternative energy equipment, and medical instrumentation. During the fiscal year ended September 30, 2006 we provided electronics manufacturing services to approximately 25 different customers. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture for a number of each customer's successive product generations. In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

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

      Our sales increased during 2006, primarily due to the addition of several new customers. These customers are expected to generate further revenue growth during 2007. We utilize a direct sales force as well as a nationwide network of Manufacturers Representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligning with our core areas of expertise. For example, we are focusing on customers developing complex, advanced technology products for a wide array of market sectors ranging from toxic gas monitoring and detection through satellite communications, medical, military and general industrial.

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

Backlog

      Our backlog as of September 30, 2006 and 2005 was approximately $21.7 million and $2.5 million, respectively. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially the entire current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in substantial fluctuations in backlog from period to period.

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

Employees

      IEC's employees numbered 240 at November 9, 2006, including 205 employees engaged in manufacturing, 23 in engineering, and 12 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.

Patents and Trademarks

      We hold patents unrelated to electronics manufacturing services and also employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

ITEM 1A. RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

      Our annual and quarterly results may vary significantly depending on factors, including:

            o     adverse changes in general economic conditions

            o the level and timing of customer orders and the accuracy of their forecasts

            o the level of capacity utilization of our manufacturing facility and associated fixed costs

            o the composition of the costs of revenue between materials, labor and manufacturing overhead

            o     price competition

            o     our level of experience in manufacturing a particular product

            o     the degree of automation used in our assembly process

            o the efficiencies achieved in managing inventories and fixed assets

            o     fluctuations in materials costs and availability of materials

            o the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

BECAUSE WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, A REDUCTION IN SALES TO ANY ONE OF OUR CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

      A small number of customers are responsible for a significant portion of our net sales. During fiscal 2006, 2005, and 2004, our five largest customers accounted for 66%, 67% and 76% of consolidated net sales, respectively. The percentage of IEC's sales to its major customers may fluctuate from period to period.

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

      Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors include:

            o the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

            o the inability of our customers to develop and market their products, some of which are new and untested;

            o the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and

            o     recessionary periods in our customers' markets.

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

      The volume and timing of sales to our customers may vary due to:

            o     variation in demand for our customers' products

            o     our customers' attempts to manage their inventory

            o     electronic design changes

            o     changes in our customers' manufacturing strategy

            o     acquisitions of or consolidations among customers

            o     recessionary conditions in customers' industries

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

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

      The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

            o hire, retain and expand our qualified engineering and technical personnel;

            o     maintain technological leadership;

            o develop and market manufacturing services that meet changing customer needs; and

            o successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

THE AGREEMENTS GOVERNING OUR EXISTING DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT UPON THE OPERATION OF OUR BUSINESS.

      The agreements and instruments governing our existing debt and our secured credit facility contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and restrict our ability to:

            o     incur debt;

            o     incur or maintain liens;

            o     make acquisitions of businesses or entities;

            o     make investments, including loans, guarantees and advances;

            o     engage in mergers, consolidations or certain sales of assets;

            o     engage in transactions with affiliates; and

            o     pay dividends or engage in stock redemptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable

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

      On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc. ("Vishay"). The action alleges cause of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty, and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorney's fees. IEC made a motion to dismiss the action in Connecticut for lack of jurisdiction. During the pendency of the motion, IEC filed for a protective cross claim against Vishay, and GE filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action were dismissed. In March 2006, the New York action was voluntarily discontinued by consent of all the parties. IEC and Vishay are proceeding to defend GE's Connecticut action on the merits and IEC is proceeding with its cross claim against Vishay. IEC has made a motion for summary judgment which is pending. The position of the Company is that the contract with GE was substantially completed and that it has meritorious defenses and basis for a cross claim against Vishay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, no matters were submitted to vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2006, were as follows:

Name                    Age   Position
---------------------   ---   --------------------------------------------------
W. Barry Gilbert         60   President, Chairman of the Board, and
                              Chief Executive Officer

Jeffrey T. Schlarbaum    40   Vice President of Sales and Marketing

Brian H. Davis           52   Vice President, Chief Financial Officer and
                              Controller

Donald S. Doody          40   Vice President of Operations

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

Quarter                                High     Low
-------                               ------   -----
October 1, 2004 - December 31, 2004    $0.75   $0.43
January 1, 2005 - April 1, 2005        $0.78   $0.45
April 2, 2005 - July 1, 2005           $0.68   $0.43
July 2, 2005  - September 30, 2005     $0.85   $0.51
October 1, 2005 - December 30, 2005    $0.74   $0.41
December 31, 2005 - March 31, 2006     $0.93   $0.55
April 1, 2005 - June 30, 2006          $0.85   $0.60
July 1, 2006 - September 30, 2006      $1.15   $0.77

The closing price of IEC's Common Stock on the OTCBB on November 9, 2006, was $1.30 per share.

      (b) Holders.

      As of November 9, 2006, there were approximately 149 holders of record of IEC's Common Stock. Many of our shares of Common Stock are held by brokers and other institutions, and we are unable to estimate the number of these stockholders.

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

      (d) Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2006.

                                                                                      Number of securities
                                     Number of securities                           remaining available for
                                       to be issued upon       Weighted-average     future issuance under
                                          exercise of         exercise price of    equity compensation plans
                                     outstanding options,   outstanding options,     (excluding securities
        Plan Category                 warrants and rights    warrants and rights    reflected in column (a))
----------------------------------   --------------------   --------------------   -------------------------
                                               (a)                   (b)                      (c)
Equity compensation plans:
approved by security holders               1,459,459                $0.68                   363,440
not approved by security holders                  --                   NA                        --
Total                                      1,459,459                $0.68                   363,440

Issuance of Unregistered Securities:   Not Applicable

Repurchases of IEC Securities:         We repurchased no shares during the last
                                       quarter of fiscal 2006.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

Years Ended September 30,            2006      2005      2004      2003      2002
-------------------------          -------   -------   -------   -------   --------
INCOME STATEMENT DATA
Net sales                          $22,620   $19,066   $27,701   $48,201   $ 39,365
Gross profit (loss)                $ 2,753   $ 2,630   $ 1,987   $ 5,508   $  2,297
Operating income (loss)            $   598   $   346   $  (759)  $ 2,652   $ (3,026)
Net income (loss)                  $   215   $   285   $  (828)  $ 2,597   $(10,979)
Net income (loss) per common and
  common equivalent share:
    Basic                          $  0.03   $  0.03   $ (0.10)  $  0.33   $  (1.43)
    Diluted                        $  0.03   $  0.03   $ (0.10)  $  0.31   $  (1.43)
Common and common
equivalent shares
    Basic                            7,973     8,261     8,119     7,899      7,692
    Diluted                          8,276     8,571     8,119     8,274      7,692
BALANCE SHEET DATA
Working capital (deficiency)       $ 2,202   $ 2,038   $   726   $ 1,428   $ (3,572)
Total assets                       $11,718   $ 5,538   $ 8,530   $10,506   $ 15,065
Long-term debt, including
  current maturities               $ 4,164   $   937   $ 2,366   $ 2,667   $  4,396
Shareholders' equity               $ 3,092   $ 3,020   $ 2,616   $ 3,414   $    799

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

Overview

      During 2003, we received notification from our largest customer that they planned to move most of their contract assembly work offshore. During 2004, we received similar notification from our second largest customer. We subsequently restructured our organization to align resources more closely with our customer requirements. We refocused our sales efforts on high technology products that are less likely to migrate to offshore suppliers. We have since added several new customers that have contributed to our sales growth. Our backlog has grown to it highest level since the restructuring, and we expect revenue and profitability growth to continue in 2007.

Analysis of Operations

Sales (dollars in millions)

For Year Ended September 30,     2006    2005    2004
----------------------------    -----   -----   -----
Net sales                       $22.6   $19.1   $27.7

      The 19% increase in fiscal 2006 net sales compared to fiscal year 2005 was due to the addition of several new customers. The 31% decrease in fiscal 2005 net sales compared to fiscal year 2004 was primarily due to a reduction in business from two major customers that accounted for more than 50% of our 2004 business.

Gross Profit and Selling and Administrative Expenses
(as a % of Net Sales)

For Year Ended September 30,          2006   2005   2004
----------------------------          ----   ----   ----
Gross profit                          12.1%  13.8%  7.2%
Selling and administrative expenses    9.5%  11.4%  9.0%

      Gross profit as a percentage of sales was 12.1% in fiscal 2006 as compared to 13.8% in fiscal 2005. The decrease was primarily due to product mix. Material cost as a percent of sales is much higher on some of our new large volume orders.

      Gross profit as a percentage of sales was 13.8% in fiscal 2005 as compared to 7.2% in fiscal 2004. The increase was attributable to favorable product mix and productivity gains associated with our restructuring efforts. The improvement was also due in part to high bad debt expense during fiscal 2004.

      Selling and administrative expenses as a percentage of sales decreased to 9.5% in fiscal 2006 compared to 11.4% in fiscal 2005. Expenses were relatively flat year over year, but they were lower on a percentage basis during 2006 due to higher sales volumes.

      Selling and administrative expenses decreased by $0.3 million in fiscal 2005 compared to fiscal 2004. As a percentage of sales, selling and administrative expenses increased to 11.4% in fiscal 2005 compared to 9.0% in fiscal 2004. The percentage increase was due to expenses being spread over fewer sales dollars.

Other Income and Expense  (dollars in millions)

For Year Ended September 30,     2006   2005   2004
----------------------------     ----   ----   ----
Interest and financing expense   $0.4   $0.4   $0.4
Other income                     $ --   $0.3   $0.3

      Interest and financing expense was $0.4 million during 2006, 2005 and 2004. The average debt balance was higher in 2006 compared to 2005, resulting in a $99,000 increase in interest expense. This was offset by $99,000 in reduced fees and amortization of loan origination costs.

      The average debt was lower in 2005 compared to 2004, but interest expense was relatively flat on a year over year basis. This is because the reported figure includes both interest on money that is being borrowed at negotiated rates of interest, plus fees and amortization of loan origination costs. The fees and amortization costs were relatively fixed over both periods.

      We had other income of $0.3 million during both fiscal 2005 and 2004. Other income during those periods was primarily attributable to gains on the sale of excess equipment.

Income Taxes (as a % of income (loss) before income taxes)

For Year Ended September 30,   2006   2005   2004
----------------------------   ----   ----   ----
Effective tax rate              --%    --%    --%

We continue to maintain a $20 million valuation allowance against our net deferred tax assets including the net operating loss carryforward.

Restructuring Charge (dollars in millions)

For Year Ended September 30,   2006   2005   2004
----------------------------   ----   ----   ----
                               $0.0   $0.1   $0.3

      During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $119,000 of expenses during fiscal 2005, and $257,000 of expenses during fiscal 2004. The restructuring resulted in the reduction of 57 employees. The annual savings to IEC was $1,865,000. All payments were made by November 30, 2005. The Company has subsequently resumed growth in revenues and employment levels.

Liquidity and Capital Resources

      Cash Flow provided by (used in) operating activities was ($3.1) million for the fiscal year ended September 30, 2006 compared to $1.9 million and ($0.7) million for fiscal 2005 and fiscal 2004 respectively. During fiscal 2006, we also used $407,000 to purchase new equipment (investing activities) and $212,000 to repurchase Company stock (financing activities). The decrease in operating cash flows for fiscal 2006 compared to fiscal 2005 was due to higher accounts receivable and inventory related to a substantial increase in customer orders. The increase in operating cash flows for fiscal 2005 compared to fiscal 2004 was due to lower accounts receivable and inventory related to a modest decrease in customer orders.

      Working capital at September 30, 2006 was $2.2 million, compared to $2.0 million in the same period of the prior year. At September 30, 2006 we had a $3.6 million balance under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $5.5 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. On September 30, 2006, the remaining availability under the collateralized portion of our line of credit was $0.9 million. We also had access to a $1.0 million overline that was not being utilized on September 30, 2006. Additional availability on the overline was $0.4 million on September 30, 2006. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan of $535,000 that is secured by a first mortgage on the IEC plant in Newark, New York. The loan is payable in 39 monthly installments of $12,500 that commenced October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The loan has an interest rate of prime plus 1.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at September 30, 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements, but the Company does not expect this to have a material impact.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company has adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 had no impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The adoption of SFAS No. 153 had no impact on our financial statements.

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

      (b) Changes in internal control over financial reporting

      In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by this item is presented under the caption entitled "Election of Directors - Nominees for Election as Directors" contained in the definitive proxy statement issued in connection with the 2007 annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is presented under the caption entitled "Executive Officer Compensation" contained in the definitive proxy statement issued in connection with the 2007 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the sections entitled "Performance Graph" and "Report of the Compensation Committee of the Board of Directors" are not incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2007 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

      The information required by this item is presented under the caption "Executive Officer Compensation - Certain Transactions" contained in the definitive proxy statement issued in connection with the 2007 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is presented under the caption "Independent Public Accountants" contained in the definitive proxy statement issued in connection with the 2007 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this report and as response to Item 8:

                                                                                   Page
                                                                                   ----
      (1)   Financial Statements and Supplementary Schedules
              Report of Independent Public Accountants..........................     22
              Consolidated Balance Sheets as of
                September 30, 2006 and 2005.....................................     23
              Consolidated Statements of Operations for the years
                ended  September 30, 2006, 2005 and 2004 .......................     24
              Consolidated Statements of Comprehensive Income (Loss) and
                Shareholders' Equity for the years ended September 30, 2006,
                  2005 and 2004.................................................     25
              Consolidated Statements of Cash Flows for the years
                ended September 30, 2006, 2005 and 2004.........................     26
              Notes to Consolidated Financial Statements........................     27
              Selected Quarterly Financial Data (unaudited).....................     35

            All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

       (2)  Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
              Valuation of Qualifying Accounts..................................     35
       (3)  Exhibits

Exhibit No.                              Title
-----------   ------------------------------------------------------------------
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

10.2* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

10.3* Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)

10.4* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)

10.5* Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)

10.6* IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on November 17, 2004 (Incorporated by reference to Exhibit
              4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-122181).

10.7 Loan Agreement between IEC Electronics Corp., and Keltic Financial Partners, LLP, dated January 14, 2003 (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2003)

10.8 First Amendment, dated as of March 23, 2004, to the Loan Agreement dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp. (Incorporated by reference to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2004).

10.9 Second Amendment, dated as of January 7, 2005, to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 13, 2005).

10.10 Third Amendment dated as of September 30, 2005 to Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, and subsequently amended by the Second Amendment to the Loan Agreement dated January 7, 2005, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2005).

10.11 Waiver, dated as of June 25, 2004 to the Loan Agreement, dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.(Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2004).

10.12 Fourth Amendment dated as of September 12, 2006 to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement dated March 23, 2004, a Second Amendment to the Loan Agreement dated as of January 27, 2005 and a Third Amendment to the Loan Agreement dated September 30, 2005, by and between IEC Electronics and Keltic Financial Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 2, 2006).

10.13* Form of challenge award option agreement granted to senior management in Fiscal 2005 (Incorporated by reference to Exhibit
              10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 2005).

10.14*        Form of Sales Restriction Agreement between IEC Electronics Corp.
              and certain option holders, dated as of August 24,2005 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2005).

14            Code of Business Conduct and Ethics (Incorporated by Reference to
              Exhibit 14 to the Company's Current Report on Form 8-K filed on September 1, 2004)

21.1          Subsidiaries of IEC Electronics Corp. ............................     34
23.1          Consent of Rotenberg & Co., LLP  .................................     35
31.1          Certification of Chief Executive Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 ....................     36
31.2          Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 ....................     37
32.1          Certification of Chief Executive Officer and Chief Financial
                Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
                of 2002.........................................................     38

*Management contract or compensatory plan or arrangement

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2006.

                                        IEC Electronics Corp.


                                        By:/s/ W. Barry Gilbert
                                           -------------------------------------
                                           W. Barry Gilbert
                                           Chief Executive Officer and
                                             Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                               Date
----------------------   ---------------------------   -----------------

/s/ W. Barry Gilbert     Chief Executive Officer and   November 16, 2006
----------------------   Chairman of the Board
(W. Barry Gilbert)


/s/ Brian H. Davis       Vice President,               November 16, 2006
----------------------   Chief Financial Officer
(Brian H. Davis)         and Controller


                         Director                      November 16, 2006
----------------------
(David J. Beaubien)


/s/Jerold L. Zimmerman   Director                      November 16, 2006
----------------------
(Jerold L. Zimmerman)


/s/Eben S. Moulton       Director                      November 16, 2006
----------------------
(Eben S. Moulton)


/s/Justin L. Vigdor      Director                      November 16, 2006
----------------------
(Justin L. Vigdor)


/s/James C. Rowe         Director                      November 16, 2006
----------------------
(James C. Rowe)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
IEC Electronics Corp.
Newark, New York

      We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries (a Delaware corporation) as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss) and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP
----------------------------
Rotenberg & Co., LLP
Rochester, New York
  October 26, 2006

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND 2005
                                 (in thousands)

                                     ASSETS

                                                      2006       2005
                                                    --------   --------
CURRENT ASSETS:
  Cash                                              $     --   $    461
  Accounts receivable (net allowance for doubtful      4,941      2,344
   Accounts of $59 and $35 respectively)
  Inventories                                          5,114        630
  Deferred income taxes                                  250        250
  Other current assets                                   124        279
                                                    --------   --------
    Total Current Assets                              10,429      3,964
FIXED ASSETS:
  Land and land improvements                        $    707        707
  Building and improvements                            4,089      4,080
  Machinery and equipment                             22,164     22,582
  Furniture and fixtures                               4,170      4,138
                                                    --------   --------
SUB-TOTAL GROSS PROPERTY                              31,130     31,507
LESS ACCUMULATED DEPRECIATION                        (29,870)   (30,000)
                                                    --------   --------
                                                       1,260      1,507
OTHER NON-CURRENT ASSETS                                  29         67
                                                    --------   --------
    Total Assets                                    $ 11,718   $  5,538

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2006       2005
                                                      --------   --------
CURRENT LIABILITIES:
  Short term borrowings                               $  3,765   $    345
  Accounts payable                                       3,853        918
  Accrued payroll and related expenses                     265        264
  Other accrued expenses                                   344        399
                                                      --------   --------
      Total current liabilities                          8,227      1,926
Long term vendor payable                                    14         57
Long term bank debt                                        385        535
                                                      --------   --------
TOTAL LIABILITIES                                        8,626      2,518
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, Authorized
    - 500,000 shares; Issued and outstanding - none         --         --
  Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,401,133 and
    8,292,450 shares                                        84         83
  Treasury Shares at Cost 412,873 and 573 shares          (223)       (11)
  Additional paid-in capital                            38,601     38,533
  Accumulated deficit                                  (35,370)   (35,585)
                                                      --------   --------
      Total shareholders' equity                         3,092      3,020
                                                      --------   --------
                                                      $ 11,718   $  5,538

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                 (in thousands, except per share and share data)

                                               2006         2005         2004
                                            ----------   ----------   ----------
Net sales                                   $   22,620   $   19,066   $   27,701
Cost of sales                                   19,867       16,436       25,714
                                            ----------   ----------   ----------
  Gross profit                                   2,753        2,630        1,987
Operating expenses
  Selling and administrative expenses            2,155        2,165        2,489
  Restructuring charge                              --          119          257
                                            ----------   ----------   ----------
  Total operating expenses                       2,155        2,284        2,746
  Operating income (loss)                          598          346         (759)
  Interest and financing expense                  (378)        (363)        (386)
  Other income                                      (5)         302          316
                                            ----------   ----------   ----------
Net income (loss) before income taxes              215          285         (828)
(Benefit from) provision for income taxes           --           --           --
                                            ----------   ----------   ----------
Net income (loss)                           $      215          285   $     (828)
Net income (loss) per common and common
  equivalent share:
  Basic Income (loss) available to
    common shareholders                     $     0.03   $     0.03   $    (0.10)
  Diluted Income (loss) available to
    common shareholders                     $     0.03   $     0.03   $    (0.10)
Weighted average number of common and
  common equivalent shares outstanding:
  Basic                                      7,973,199    8,260,595    8,118,587
  Diluted                                    8,275,961    8,570,520    8,118,587

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                                 (in thousands)

                                                                                Accumulated
                                                                                  Other
                                                      Additional    Retained   Comprehensive                  Total
                             Comprehensive   Common     Paid-In     Earnings      Income       Treasury   Shareholders
                             Income (Loss)    Stock     Capital    (Deficit)      (Loss)         Stock      Equity
                             -------------   ------   ----------   ---------   -------------   --------   ------------
BALANCE,
  September 30, 2003                           $80      $38,479    $(35,042)       $(92)         $ (11)      $3,414
Shares issued under
  Directors and Employee
  Stock Plan                                   $ 2      $    28          --          --             --       $   30
Net Loss                         $(828)         --           --    $   (828)         --             --       $ (828)
Other comprehensive
  Loss, currency
  translation adjustments        $  --          --           --          --        $ --             --       $   --
                                 -----         ---      -------    --------        ----          -----       ------
Comprehensive income             $(828)
BALANCE,
  September 30, 2004                           $82      $38,507    $(35,870)       $(92)         $ (11)      $2,616
Shares issued under
  Directors and Employee
  Stock Plan                                   $ 1      $    26          --          --             --       $   27
Net Income                       $ 285          --           --    $    285          --             --       $  285
Other comprehensive
  Income, currency
  translation adjustments        $  92          --           --          --        $ 92             --       $   92
                                 -----         ---      -------    --------        ----          -----       ------
Comprehensive income             $ 377
BALANCE,
  September 30, 2005                           $83      $38,533    $(35,585)       $ --          $ (11)      $3,020
Shares issued and expensed
  Under Directors and
  Employee Stock Plan                          $ 1      $    68          --          --             --       $   69
Net Income                       $ 215          --           --    $    215          --             --       $  215
Purchase of Treasury
  Stock                                         --           --          --          --          $(212)      $ (212)
Other comprehensive
  Income, currency
  translation adjustments        $  --          --           --          --        $ --          $  --       $   --
                                 -----         ---      -------    --------        ----          -----       ------
Comprehensive income             $ 215
BALANCE,
  September 30, 2006                           $84      $38,601    $(35,370)       $ --          $(223)      $3,092

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
                                 (in thousands)

                                                       2006      2005      2004
                                                     -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   215   $   285   $  (828)
  Non-cash adjustments:
    Compensation Expense - Stock Options                  27        --        --
    (Income) from discontinued operations                 --       (28)       --
    Depreciation and amortization                        676     1,016     1,138
    (Gain) loss on sale of fixed assets                    5      (270)     (298)
    Issuance of directors fees in stock                   27        21        17
    Changes in operating assets and
      liabilities:
      Accounts receivable                             (2,597)    1,366       294
      Inventories                                     (4,484)    1,253      (249)
      Deferred income taxes                               --        --        --
      Other current assets                               155         3        46
      Accounts payable                                 2,935    (1,336)     (487)
      Accrued expenses                                   (54)     (459)     (323)
                                                     -------   -------   -------
      Net cash flows from operating activities        (3,095)    1,851      (690)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (407)     (239)     (113)
  Proceeds from sale of property                          11       270       298
                                                     -------   -------   -------
      Net cash flows from investing activities          (396)       31       185
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under loan agreements                      (346)     (403)   (1,326)
  Borrowings (payments) on line of credit              3,573    (1,025)    1,025
  Purchase of Treasury Stock                            (212)       --        --
  Proceeds from exercise of stock options                 15         7        13
                                                     -------   -------   -------
      Net cash flows from financing activities         3,030    (1,421)     (288)
Change in cash and cash equivalents                     (461)      461      (793)
Cash and cash equivalents, beginning of year             461        --       793
                                                     -------   -------   -------
Cash and cash equivalents, end of year               $    --   $   461   $    --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                       $   340   $   260   $   386
      Income taxes, net of refunds received          $    --   $    --   $    --

The accompanying notes are an integral part of these financial statements.

                     IEC ELECTRONICS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2006, 2005 AND 2004

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

      IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company is a significant provider of high quality electronics manufacturing services with state-of-the-art manufacturing capabilities. Utilizing computer controlled manufacturing and test machinery and equipment, the Company provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing and management services, on either a turnkey or consignment basis, including design, prototype, material procurement and control, manufacturing and test engineering support, statistical quality assurance, complete resource management and distribution. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

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

Stock Based Compensation

      The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified Prospective Application Method. Prior to October 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25. For the fiscal year ended September 30, 2006, the Company recorded stock-based compensation expense for the cost of stock options issued under its Stock Option and Incentive Plan. The Company's expensing of stock-based compensation decreased both our basic and diluted net income per share by less than $0.01 for the fiscal year ended September 30, 2006.

      Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure for the fiscal years ended September 30 (in thousands, except per share data):

                                         2005     2004
                                        -----    ------
Net earnings, as reported               $ 285    $ (828)
Deduct: Compensation Cost using the
        Fair value method, net of tax   $(199)   $ (133)
                                        -----    ------
Pro forma net earnings                  $  86    $ (961)
Earnings per share:
  Basic - as reported                   $0.03    $(0.10)
  Basic - pro forma                     $0.01    $(0.12)
  Diluted - as reported                 $0.03    $(0.10)
  Diluted - pro forma                   $0.01    $(0.12)

      During 2006, 2005, and 2004 the Company issued 27,500, 643,000, and
244,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                              2006      2005      2004
                            -------   -------   -------
Risk free interest rate         4.4%      3.9%      3.4%
Expected term               4 years   4 years   5 years
Volatility                       72%       54%      118%
Expected annual dividends      none      none      none

      The weighted average fair value of options granted during 2006 was $.27 with an aggregate total value of $7,000. The weighted average fair value of options granted during 2005 was $.54 with an aggregate total value of $201,000. The weighted average fair value of options granted during 2004 was $1.09 with an aggregate value of $234,000. There were no dividends. Forfeitures are recognized as they occur.

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

Reclassifications

      Certain amounts in 2005 and 2004 have been reclassified to conform with the 2006 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements, but the Company does not expect this to have a material impact.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. The Company has adopted these provisions at the beginning of fiscal 2006. The adoption of SFAS No. 151 had no impact on our financial statements.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of SFAS No. 153. The adoption of SFAS No. 153 had no impact on our financial statements.

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

2. INVENTORIES

      Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                   2006    2005
                  ------   ----
Raw Materials     $3,270   $432
Work-in-process    1,836    197
Finished goods         8      1
                  ------   ----
                  $5,114   $630

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

      Depreciation and amortization was $0.7 million, $1.0 million, and $1.1 million for the years ended September 30, 2006, 2005 and 2004, respectively.

      The principal depreciation and amortization lives used are as follows:

                               Estimated
Description                   Useful Lives
--------------------------   -------------
Land improvements                 10 years
Buildings and improvements   5 to 40 years
Machinery and equipment      3 to  5 years
Furniture and fixtures       3 to  7 years

4. RESTRUCTURING

      During May 2004, the Company commenced a restructuring initiative to more closely align resources to customer requirements. The Company recorded $119,000 of expenses during fiscal 2005, and $257,000 of expenses during fiscal 2004. The restructuring resulted in the reduction of 57 employees. The annual savings to IEC was $1,865,000. All payments were made by November 30, 2005. The Company has subsequently resumed growth in revenues and employment levels.

5. CREDIT FACILITIES:

Debt consists of the following at September 30 (in thousands):

                            2006    2005
                           ------   ----
Short Term Borrowings      $3,765   $345
Long Term Vendor Payable       14     57
Long Term Bank Debt           385    535
                           ------   ----
                           $4,164   $937

      Under the terms of the current agreement with Keltic, IEC has a line of credit with a maximum borrowing limit up to $5.5 million based upon advances on eligible accounts receivable and inventory. The Company also has a $0.5 million term loan that is secured by the Company's real estate. In addition, Keltic will make additional temporary advances to IEC of up to $1.0 million, provided that these temporary advances are repaid within 60 days, and that no temporary advances shall be outstanding for a period of 30 days between each advance. The loans have an interest rate of prime plus 1%, except for prime plus 2% on temporary advances. The prime rate at September 30, 2006 was 8.25%. The combined balance on the Keltic loans at September 30, 2006 was $4.1 million.

      The Keltic loan agreement contains various affirmative and negative covenants including limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants as of September 30, 2006.

      Aggregate maturities on term debt are as follows (in thousands):

          Vendor     Real Estate
        Agreements      Loan
        ----------   -----------
2007        $42          $150
2008         11           150
2009          3           235
            ---          ----
Total       $56          $535