Form 10-K/A
period 2006-09-30
IEC ELECTRONICS CORP
filed 2006-11-17
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2006 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to_________

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one)

 [ ] Large accelerated filer  [ ] Accelerated filer  [x] Non-accelerated filer

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

      As of November 10, 2006, there were outstanding 8,426,778 shares of Common Stock.

Documents incorporated by reference:

      Portions of IEC Electronics Corp.'s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K/A.

                                TABLE OF CONTENTS

                                    PART I                                 PAGE
                                                                           ----
Item 1:  Business.....................................................      3
Item 1A: Risk Factors.................................................      5
Item 1B: Unresolved Staff Comments....................................      9
Item 2:  Properties...................................................      9
Item 3:  Legal Proceedings............................................      9
Item 4:  Submission of Matters to a Vote of Security Holders..........     10
         Executive Officers of Registrant.............................     10

                                     PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Purchases of Equity Securities..........     11
Item 6:  Selected Consolidated Financial Data.........................     12
Item 7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     13
Item 7A: Quantitative and Qualitative Disclosures about Market Risk...     16
Item 8:  Financial Statements and Supplementary Data..................     16
Item 9:  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................     16
Item 9A: Controls and Procedures......................................     16
Item 9B: Other Information...................... .....................     16

                                    PART III

Item 10: Directors, Executive Officers, and Corporate Governance......     17
Item 11: Executive Compensation.......................................     17
Item 12: Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     17
Item 13: Certain Relationships, Related Transactions and
         Director Independence........................................     17
Item 14: Principal Accountant Fees and Services.......................     17

                                     PART IV

Item 15: Exhibits and Financial Statement Schedules...................     17

                  "SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Annual Report on Form 10-K/A contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section-27A of the Securities Act of 1933 and section-21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe", "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K/A are made only as of the date of this Report on Form-10-K/A, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to pages 25 through 35 of this Form 10-K/A and is indexed under Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements on accounting and financial disclosure matters.

ITEM 9A  CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures

      An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that IEC's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K/A to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.

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

     (2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K/A:
         Valuation of Qualifying Accounts..........................................  35

     (3) Exhibits

Exhibit No.                              Title

3.1 Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2 Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2002).
3.3 Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4 Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.5         Certificate of Ownership and Merger merging IEC Electronics Corp.
            into DFT Holdings Corp. - Delaware. (Incorporated by reference to
            Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.6 Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.7 Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)
3.8 Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998. (Incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K/A for the year ended September 30, 1998)
4.1 Specimen of Certificate for Common Stock. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2 Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and ChaseMellon Shareholder Services. LLC., as Rights
            Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)
10.1*       Form of Indemnity Agreement. (Incorporated by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.2* IEC Electronics Corp. 1993 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.9 to the Company's
            Annual Report on Form 10-K/A for the year ended September 30, 1998)
10.3* Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.4* Form of Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.5*       Form of Non-Employee Director Stock Option Agreement
            (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 33-79360)
10.6* IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on November 17, 2004 (Incorporated by reference to Exhibit
            4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-122181).
10.7 Loan Agreement between IEC Electronics Corp., and Keltic Financial Partners, LLP, dated January 14, 2003 (Incorporated by reference to
            Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2003)
10.8 First Amendment, dated as of March 23, 2004, to the Loan Agreement dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2004).

10.9 Second Amendment, dated as of January 7, 2005, to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 13, 2005).
10.10 Third Amendment dated as of September 30, 2005 to Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, and subsequently amended by the Second Amendment to the Loan Agreement dated January 7, 2005, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2005).
10.11        Waiver, dated as of June 25, 2004 to the Loan Agreement, dated
            January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.(Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2004).
10.12 Fourth Amendment dated as of September 12, 2006 to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement dated March 23, 2004, a Second Amendment to the Loan Agreement dated as of January 27, 2005 and a Third Amendment to the Loan Agreement dated September 30, 2005, by and between IEC Electronics and Keltic Financial Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 2, 2006).
10.13* Form of challenge award option agreement granted to senior management in Fiscal 2005 (Incorporated by reference to Exhibit
            10.14 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2005).
10.14* Form of Sales Restriction Agreement between IEC Electronics Corp. and certain option holders, dated as of August 24,2005 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2005).
14          Code of Business Conduct and Ethics (Incorporated by Reference to
            Exhibit 14 to the Company's Current Report on Form 8-K filed on September 1, 2004)

21.1        Subsidiaries of IEC Electronics Corp. ............................34
23.1        Consent of Rotenberg & Co., LLP  .................................35
31.1        Certification of Chief Executive Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ....................36
31.2        Certification of Chief Financial Officer Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 ....................37
32.1        Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 38

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

      Aggregate maturities on term debt are as follows (in thousands):

          Vendor     Real Estate
        Agreements      Loan
        ----------   -----------
2007        $42          $150
2008         11           150
2009          3           235
            ---          ----
Total       $56          $535

6. INCOME TAXES:

      The provision for (benefit from) income taxes in fiscal 2006, 2005 and 2004 is summarized as follows (in thousands):

                                         2006        2005        2004
                                      -----------------------------
Current
  Federal                              $    --      $   --      $   --
  State/Other                               --          --          --

Deferred
  Federal                                   --          --          --
  State/Other                               --          --          --

                                      -----------------------------
  (Benefit from) provision for
     income taxes, net                 $    --          --          --


      The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):

                                         2006       2005      2004
                                      -----------------------------
Net operating loss and AMT
   credit carryovers                  $  15,874  $ 16,069   $16,184
Accelerated depreciation                    495       446        85
New York State investment tax credits     3,254     3,237     3,235
Compensated absences                          0         0        93
Inventories                                 188       128       101
Receivables                                  20        12       170
Restructuring reserve                         0        11        42
Other                                       365       389       374
                                      -----------------------------
                                         20,196    20,292    20,284
Valuation allowance                     (19,946)  (20,042)  (20,034)
                                      -----------------------------
                                      $     250   $   250    $  250

      The Company has a net operating loss carryforward of $46.4 million (expiring in years through 2024). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at September 30, 2006 to be realized as a result of the reversal of existing taxable temporary differences.

      The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2006, 2005 and 2004 are summarized as follows:

                                         2006       2005       2004
Federal Tax (Benefit) at
  statutory rates                       (34.0)%    (34.0)%    (34.0%)
Goodwill adjustments                       --         --         --
State tax, net of Federal Benefit          --         --         --
Other                                      --         --         --
Utilization of NOL
Carryforwards                              --         --         --
Valuation Allowance                     (34.0)     (34.0)     (34.0)
                                           -- %       -- %       -- %

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

      Generally, incentive stock options granted during the period between July 1995 through September 2006 vest in annual increments of 25 percent. In fiscal 2005, the Board of Directors granted certain incentive stock options that vest on the attainment of certain performance goals rather than on the basis of time. Nonqualified stock options granted during fiscal years 1999 to 2006 vest in annual increments of 33 1/3 percent.

      Changes in the status of options under the SOP at September 30, are summarized as follows:

                                              Weighted
                                    Shares    Average
                                     Under    Exercise  Available
    September 30,                   Option    Price     for Grant  Exercisable
--------------------------------------------------------------------------------

       2002                         870,850     2.27  1,171,250       362,283
          Options granted           643,200     0.61
          Options exercised         (34,500)    0.17
          Options forfeited        (168,750)    4.26

       2003                       1,310,800             242,916       649,908
            Options granted         244,000     1.09
            Options exercised      (175,755)    0.07
            Options forfeited      (277,010)    3.38

       2004                       1,102,035              70,583       481,871
            Options granted         643,000     0.54
            Options exercised       (41,390)    0.15
            Options forfeited       (77,516)    1.01

       2005                       1,626,129             464,497       789,159
            Options granted          27,500     0.63
            Options exercised       (77,280)    0.23
            Options forfeited      (116,890)    2.06

       2006                       1,459,459             363,440       700,580

The following table summarizes information about stock options outstanding as of September 30, 2006:

                        Options Outstanding               Options Exercisable
                ------------------------------------   -------------------------
                   Number       Weighted                  Number
                 Outstanding     Average    Weighted   Exercisable    Weighted
  Range of           at         Remaining   Average        at         Average
  Exercise      September 30,   Contractual Exercise   September 30,  Exercise
  Prices           2006            Life      Price        2006         Price
--------------------------------------------------------------------------------
 $ 0.07 - $ 0.21   216,500         1.33     $  0.10      216,500      $  0.10
 $ 0.40 - $ 0.73   718,205         4.64     $  0.54      124,296      $  0.54
 $ 0.95 - $ 1.29   448,554         3.17     $  1.00      283,584      $  1.03
 $ 1.52 - $ 3.25    76,200         1.77     $  1.74       76,200      $  1.74

                 1,459,459                               700,580

Treasury Stock

     The Treasury Stock balance is 412,873 shares with a cost of $223,000.

8. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

      Financial instruments, which potentially subject the Company to concentrations of a significant credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers. Five customers accounted for 66% and 76% of our revenue during fiscal 2006 and 2005 respectively.

      At September 30, 2006, amounts due from two customers represented 35 percent and 11 percent of trade accounts receivable. At September 30, 2005, amounts due from two customers represented 31 and 17 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

9. COMMITMENTS AND CONTINGENCIES:

      As of September 30, 2006, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain rental options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $8,000, $34,000, $26,000 for fiscal 2006, 2005 and 2004, respectively.

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

10. RETIREMENT PLAN:

      The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The plan allows the Company to make discretionary contributions as determined by the Board of Directors. There were no discretionary contributions for fiscal 2006, 2005, or 2004.


11. SUBSEQUENT EVENTS:

     There have been no material subsequent events.

                                   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                     First       Second      Third     Fourth
                                    Quarter      Quarter    Quarter    Quarter
                                   ---------------------------------------------
                                       (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30,2006:
   Net sales                        $ 3,607      $ 5,580    $ 5,379     $ 8,054
   Gross profit                         519          431        755       1,048
   Net income                           (48)        (168)        79         352

  Basic earnings(loss) per share    $ (0.01)     $ (0.02)  $   0.01     $  0.05
  Diluted earnings(loss) per share  $ (0.01)     $ (0.02)  $   0.01     $  0.05



YEAR ENDED SEPTEMBER 30,2005:
   Net sales                        $ 6,223      $ 4,682   $  4,040     $ 4,121
   Gross profit (loss)                  750          663        704         514
   Net (loss) income                     82           73         78          52

  Basic earnings(loss) per share    $  0.01      $  0.01   $   0.01     $  0.00
  Diluted earnings(loss) per share  $  0.01      $  0.01   $   0.01     $  0.00


VALUATION AND QUALIFYING ACCOUNTS


                                   September   Charged to              September
                                   30, 2005    Expense     Deductions  30, 2006

Allowance for doubtful accounts         35        4           20 *         59
Inventory reserves                     343        4          169 **        516
Warranty reserves                      190        -          (50)          140
Deferred tax valuation allowance    19,729                   217        19,946

*  recoveries              **  customer funded


                                   September   Charged to              September
                                   30, 2004    Expense     Deductions  30, 2005

Allowance for doubtful accounts        500      (58)        (407)           35
Inventory reserves                     290       53            -           343
Warranty reserves                       75      115            -           190
Deferred tax valuation allowance    20,034        -         (305)       19,729


                                   September   Charged to              September
                                   30, 2003    Expense     Deductions  30, 2004

Allowance for doubtful accounts         75      424            -           500
Inventory reserves                     216       74            -           290
Warranty reserves                       60       15            -            75
Deferred tax valuation allowance    19,636      398            -        20,034