Form 10-Q
period 2006-12-29
IEC ELECTRONICS CORP
filed 2007-02-09
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2006

Commission File Number 0-6508

                              IEC ELECTRONICS CORP.

             (Exact name of registrant as specified in its charter.)

           Delaware                                      13-3458955
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                    105 Norton Street, Newark, New York 14513
               (Address of Principal Executive Offices) (Zip Code)


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

   Large accelerated filer [_] Accelerated filer [_] Non-Accelerated filer [X]


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [_] NO [X]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common Stock, $0.01 Par Value - 8,429,793 shares as of February 7, 2007.

PART 1       FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1.  Financial Statements

               Balance Sheets as of:
               December 29, 2006 (Unaudited) and September 30, 2006..........  3

               Statements of Operations for the three months
               ended: December 29, 2006 (Unaudited) and December 30, 2005
               (Unaudited)...................................................  4

               Statements of Cash Flows for the three months
               ended: December 29, 2006 (Unaudited) and December 30, 2005
               (Unaudited)...................................................  5

               Notes to Financial Statements (Unaudited).....................  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................  9

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk..... 11

    Item 4.   Controls and Procedures........................................ 11


PART II      OTHER INFORMATION


     Item 1.  Legal Proceedings.............................................  12

     Item 1A. Risk Factors..................................................  12

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  12

     Item 3.  Defaults Upon Senior Securities...............................  12

     Item 4.  Submission of Matters to a Vote of Security Holders...........  12

     Item 5.  Other Information.............................................  12

     Item 6.  Exhibits .....................................................  12

     Signatures.............................................................  12

Part 1.  Financial Information
Item 1   -- Financial Statements


                              IEC ELECTRONICS CORP.
                                 BALANCE SHEETS
                    DECEMBER 29, 2006 AND SEPTEMBER 30, 2006
                                 (in thousands)


                                                         DECEMBER 29,    SEPTEMBER 30,
                                                            2006            2006
                                                         ------------    ------------
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
   Cash                                                  $         --    $         --
   Accounts receivable (net of allowance for                    5,528           4,941
    Doubtful accounts of $65 and $59 respectively)
   Inventories                                                  4,775           5,114
   Deferred income taxes                                          250             250
   Other current assets                                            32             124
                                                         ------------    ------------
      Total current assets                                     10,585          10,429
                                                         ------------    ------------
FIXED ASSETS:
   Land and land improvements                                     707             707
   Building and improvements                                    4,104           4,089
   Machinery and equipment                                     22,622          22,164
   Furniture and fixtures                                       4,174           4,170
                                                         ------------    ------------
SUB-TOTAL GROSS PROPERTY                                       31,607          31,130
LESS ACCUMULATED DEPRECIATION                                 (29,972)        (29,870)
                                                         ------------    ------------
                                                                1,635           1,260
OTHER NON-CURRENT ASSETS                                           26              29
                                                         ------------    ------------
                                                         $     12,246    $     11,718
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                 $      4,036    $      3,765
   Accounts payable                                             4,335           3,853
   Accrued payroll and related expenses                           265             265
   Other accrued expenses                                         404             344
                                                         ------------    ------------
     Total current liabilities                                  9,040           8,227
                                                         ------------    ------------
LONG TERM VENDOR NOTES                                             11              14
LONG TERM BANK DEBT                                               648             385
                                                         ------------    ------------
TOTAL LIABILITIES                                               9,699           8,626
                                                         ------------    ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                   --              --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,429,793 and
       8,401,133 shares                                            84              84
   Treasury Shares at Cost 412,873 and 412,873
       Shares, Respectively                                      (223)           (223)
   Additional paid-in capital                                  38,633          38,601
   Accumulated deficit                                        (35,947)        (35,370)
                                                         ------------    ------------
       Total shareholders' equity                               2,547           3,092
                                                         ------------    ------------
                                                         $     12,246    $     11,718
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 29, 2006
                      AND DECEMBER 30, 2005 (in thousands,
                        except share and per share data)


                                    3 MONTHS ENDED    3 MONTHS ENDED
                                      DECEMBER 29,     DECEMBER 30,
                                         2006             2005
                                      ------------    ------------
                                       (Unaudited)    (Unaudited)

Net sales                             $      9,246    $      3,607
Cost of sales                                9,038           3,088
                                      ------------    ------------
     Gross profit                              208             519
                                      ------------    ------------
Selling and administrative expenses            607             483
                                      ------------    ------------
     Operating profit (loss)                  (399)             36

Interest and financing expense                (124)            (84)
Other Expense                                  (50)             --
                                      ------------    ------------
Net loss before income taxes                  (573)            (48)

Provision for income taxes                      (3)             --
                                      ------------    ------------
Net(loss)                             $       (576)   $        (48)
                                      ============    ============




Net (loss) per common and common equivalent share:


     Basic                            $      (0.07)   $      (0.01)
     Diluted                          $      (0.07)   $      (0.01)


Weighted average number of common and common equivalent shares outstanding:

     Basic                               8,428,889       8,012,849
     Diluted                             8,428,889       8,012,849


The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005
                                 (in thousands)


                                                3 MONTHS ENDED   3 MONTHS ENDED
                                                  DECEMBER 29,    DECEMBER 30,
                                                      2006            2005
                                                  ------------    ------------
                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                       $       (576)   $        (48)
 Non-cash adjustments:
  Compensation Expense - Stock Options                      18              10
  Depreciation                                             102             249
  Issuance of director's fees in stock                       5               5
  Changes in operating assets and liabilities:
     Accounts receivable                                  (587)           (132)
     Inventories                                           339          (1,530)
     Other assets                                           95              89
     Accounts payable                                      482           1,153
     Accrued expenses                                       60             (71)
                                                  ------------    ------------
   Net cash flows from operating activities                (62)           (275)
                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of plant, property & equipment                 (477)           (248)
                                                  ------------    ------------
   Net cash flows from investing activities               (477)           (248)
                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                          (59)           (109)
 Borrowings (payments) on line of credit                   139            (383)
 Proceeds from Equipment Loan                              450              --
 Proceeds from exercise of stock options                     9              --
 Purchase of Treasury Stock                                 --            (212)
                                                  ------------    ------------
   Net cash flows from financing activities                539              62
                                                  ------------    ------------

 Change in cash and cash equivalents                        --            (461)
 Cash and cash equivalents at beginning of period           --             461
                                                  ------------    ------------
 Cash and cash equivalents at end of period       $         --    $         --
                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                        $        121    $         58

  Income taxes                                    $          3    $          -


   The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2006

(1) Business and Summary of Significant Accounting Policies

IEC Electronics Corp. ("IEC", the "Company") is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. The Company's strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs"). Our quarters end on the last Friday of the final month in the quarter, except that our fiscal year ends on September 30.

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                     December 29, 2006    September 30, 2006
                     -----------------    ------------------
                        (Unaudited)
  Raw materials          $ 2,688                $ 3,270
  Work-in-process          2,065                  1,836
  Finished goods              22                      8
                     -----------------      ----------------
                         $ 4,775                $ 5,114
                     =================      ================


Unaudited Financial Statements

      The accompanying unaudited financial statements as of December 29, 2006, and for the three months ended December 29, 2006 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 Annual Report on Form 10-K.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2006

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

New Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.


(2) Financing Agreements

The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company received a waiver to the EBITDA covenant for the three month period ended December 29, 2006 and was therefore compliant as of this date.

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $18,000 to selling and administrative expenses for the period ending December 29, 2006.

      During the three months ended December 29, 2006 the Company issued 22,500 options. No options were issued during the three months ended December 30, 2005. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      3 MO. ENDED   3 MO. ENDED
                                     DEC 29, 2006   DEC 30, 2005
                                     ------------  ------------
     Risk free interest rate              4.6%          n/a
     Expected term                      5 years         n/a
     Volatility                            56%          n/a
     Expected annual dividends            none          n/a

     The weighted average fair value of options granted during the three months ended December 29, 2006 was $.70 with an aggregate total value of $16,000.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2006


(4) Litigation

      Except as set forth below, there are no material legal proceedings pending to which IEC property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

      On August 13, 2003 General Electric Company ("GE") commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc. ("Vishay"). The action alleges cause of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty, and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages "in excess of $15,000" plus interest and attorney's fees. IEC made a motion to dismiss the action in Connecticut for lack of jurisdiction. During the pendency of the motion, IEC filed for a protective cross claim against Vishay, and GE filed a second action against IEC and Vishay in New York State Supreme Court as a protective measure in the event that its Connecticut action were dismissed. In March 2006, the New York action was voluntarily discontinued by consent of all the parties. IEC and Vishay are proceeding to defend GE's Connecticut action on the merits and IEC is proceeding with its cross claim against Vishay. IEC filed a motion for summary judgment directed to all counts. On January 11, 2007, the Court granted the motion in part, dismissing the claim for violation of the Connecticut Unfair Trade Practices Act, but determined that factual issues were disputed on the contract and warranty claims. IEC intends to vigorously defend the claims and is proceeding with the discovery process.

(5) Treasury Shares

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program remained in effect until November 10, 2006. During the fiscal quarter ended December 30, 2005, the Company purchased 412,300 shares at a cost of $212,000. During the fiscal quarter ended June 30, 2006, the Company purchased 45,000 shares at a cost of $29,250. These were privately negotiated transactions.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

             Results of Operations - Three Months Ended December 29, 2006, Compared to the Three Months Ended December 30, 2005.

      Net sales for the three month period ended December 29, 2006, were $9.2 million, compared to $3.6 million for the comparable period of the prior fiscal year, an increase of 156 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 69% of our sales for the quarter ended December 29, 2006, and 61% of our sales for the quarter ended December 30, 2005. Although the concentration among the top five customers increased slightly during the most recent fiscal quarter, we continue to diversify our sales base and reduce our dependency on any one customer.

      Gross profit was $0.2 million or 2 percent of sales for the three month period ended December 29, 2006. On January 24, 2007, one of our customers, Mangrove Systems, announced that it was ceasing operations. As a result of this announcement, we recorded a $0.3 million charge against cost of sales to cover our accounts receivable and inventory exposure. Without this adjustment, gross profit would have been $0.5 million or 6 percent of sales versus $0.5 million or 14 percent of sales in the comparable period of the prior fiscal year. This decrease in gross profit percentage was due to low productivity levels associated with the training of new employees and the learning curve on new products. We expect productivity levels to improve during the next few quarters, but we are prepared to sacrifice short-term profits to support our growth initiatives. As we grow, we are determined to maintain the high quality and on time delivery levels that our customers have come to expect.

      Selling and administrative expenses were $0.6 million for the three month period ended December 29, 2006, and $0.5 million for the comparable period of the prior fiscal year. The slight increase in cost is due to higher commissions paid to our manufacturer's representatives related to the higher sales revenue. Selling and administrative expenses were 7 percent of sales during the current period, compared to 13 percent of sales during the same quarter of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Interest expense was $124,000 for the three month period ended December 29, 2006, up from $84,000 in the comparable period of the prior fiscal year. Interest expense was $46,000 lower than prior year because we were able to negotiate lower fees with our lender. This was offset by an $86,000 increase associated with increased borrowing from our line of credit which has been necessary to support our revenue growth.

      Other expense was $50,000 for the three month period ended December 29, 2006. During 2004, we provided engineering services to Mangrove Systems in exchange for a de minimis equity investment in their company. On January 24, 2007, Mangrove announced that they were ceasing operations. We charged this investment against other expense as a result of this announcement. We had no other expenses in the comparable period of the prior fiscal year.

      Net income (loss) for the three months ended December 29, 2006 was ($576,000) versus a net income (loss) of ($48,000) in the comparable quarter of the prior fiscal year.

      Diluted income (loss) per share was ($0.07) as compared to diluted income
(loss) per share of ($0.01) in the comparable quarter of the prior fiscal year.

      Accounts receivable increased by $0.6 million during the three month period ended December 29, 2006. The increase was due to higher sales compared to the prior quarter ($0.9 million), offset by an adjustment related to the closure of one of our customers operations ($0.3 million). Inventory decreased by $0.3 million during the quarter. The decrease was primarily due to the shipment of aged backlog.

      We spent $0.5 million on new equipment during the three month period ended December 29, 2006. This equipment provides new test capabilities necessary to support our new business. We financed this purchase with a new $450,000 term loan through our primary lender.

Liquidity and Capital Resources

      Cash flow provided by (used in) operating activities was ($62,000) for the three months ended December 29, 2006 compared to ($275,000) for the three months ended December 30, 2005. We used $477,000 and $248,000 to purchase new equipment (investing activities) during the three month periods ending on December 29, 2006 and December 30, 2005 respectively. Operating cash flow during the three months ended December 29, 2006 was negatively impacted by the write-off of assets related to a customer who ceased operations. Operating cash flow was also negatively impacted by high training costs and reduced productivity associated with our rapid revenue growth.

      Working capital on December 29, 2006 totaled $1.5 million, compared to $2.2 million in the same period of the prior year. On December 29, 2006, we were borrowing $3.7 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of
(i) $6.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. Availability under the line of credit was $1.0 million on December 29, 2006. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $498,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and another term loan balance of $450,000 that is secured by certain manufacturing equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company received a waiver to the EBITDA covenant for the three month period ended December 29, 2006 and was therefore compliant as of this date.

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

                                  Page 10 0f 12

Impact of Inflation

      The impact of inflation on our operations has been minimal due to the fact that we have been able to adjust our bids to reflect any inflationary increases in costs.

New Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

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

      There were no changes in IEC's internal control over financial reporting during the first quarter of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.


Forward-looking Statements

      Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

      The information set forth in Note 4 of the Notes to Financial Statements included in Part I -Item 1 of this Form 10-Q is incorporated by reference.

Item 1A - Risk Factors

      There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      None

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

                                              IEC ELECTRONICS CORP.
                                              REGISTRANT

Dated: February 9 , 2007                      /s/ W. Barry Gilbert
                                              ------------------------------
                                              W. Barry Gilbert
                                              Chairman and
                                              Chief Executive Officer




Dated: February 9, 2007                       /s/ Brian H. Davis
                                              ------------------------------
                                              Brian H. Davis
                                              Chief Financial Officer
                                              and Controller