Form 10-Q
period 2007-03-30
IEC ELECTRONICS CORP
filed 2007-04-23
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2007

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

     Common Stock, $0.01 Par Value - 8,552,055 shares as of April 19, 2007.

PART 1 FINANCIAL INFORMATION
                                                                            Page
                                                                          Number

     Item 1. Financial Statements

               Balance Sheets as of:
               March 30, 2007 (Unaudited) and September 30, 2006.............  3

               Statements of Operations for the three months
               ended: March 30, 2007 (Unaudited) and March 31, 2006
               (Unaudited)...................................................  4

               Statements of Operations for the six months
               ended: March 30, 2007 (Unaudited) and March 31, 2006
               (Unaudited)...................................................  5

               Statements of Cash Flows for the six months
               ended: March 30, 2007 (Unaudited) and March 31, 2006
               (Unaudited)...................................................  6

               Notes to Financial Statements (Unaudited).....................  7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 13

    Item 4. Controls and Procedures.......................................... 13

PART II OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  14

     Item 1A.Risk Factors...................................................  14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  14

     Item 3. Defaults Upon Senior Securities................................  14

     Item 4. Submission of Matters to a Vote of Security Holders............  14

     Item 5. Other Information..............................................  14

     Item 6. Exhibits ......................................................  14

     Signatures.............................................................  14

Part 1. Financial Information
Item 1 -- Financial Statements

                              IEC ELECTRONICS CORP.
                                 BALANCE SHEETS
                      MARCH 30, 2007 AND SEPTEMBER 30, 2006
                                 (in thousands)

                                                       MARCH 30, 2007  SEPTEMBER 30, 2006
                                                       --------------  ------------------
ASSETS                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                                   $     --          $     --
   Accounts receivable (net of allowance for                 5,245             4,941
    Doubtful accounts of $80 and $59 respectively)
   Inventories                                               3,674             5,114
   Deferred income taxes                                       250               250
   Other current assets                                         72               124
                                                          --------          --------
       Total current assets                                  9,241            10,429
                                                          --------          --------
FIXED ASSETS:
   Land and land improvements                                  707               707
   Building and improvements                                 4,104             4,089
   Machinery and equipment                                  22,580            22,164
   Furniture and fixtures                                    4,176             4,170
                                                          --------          --------
SUB-TOTAL GROSS PROPERTY                                    31,567            31,130
LESS ACCUMULATED DEPRECIATION                              (30,066)          (29,870)
                                                          --------          --------
                                                             1,501             1,260
OTHER NON-CURRENT ASSETS                                        22                29
                                                          --------          --------
                                                          $ 10,764          $ 11,718
                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short term borrowings                                  $  2,338          $  3,765
   Accounts payable                                          3,828             3,853
   Accrued payroll and related expenses                        409               265
   Other accrued expenses                                      411               344
                                                          --------          --------
       Total current liabilities                             6,986             8,227
                                                          --------          --------
LONG TERM VENDOR NOTES                                           9                14
LONG TERM BANK DEBT                                            572               385
                                                          --------          --------
TOTAL LIABILITIES                                            7,567             8,626
                                                          --------          --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding                --                --
   Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,449,986 and
      8,401,133 shares                                          84                84
   Treasury Shares at Cost 412,873 and 412,873
      Shares, Respectively                                    (223)             (223)
   Additional paid-in capital                               38,679            38,601
   Accumulated deficit                                     (35,343)          (35,370)
                                                          --------          --------
       Total shareholders' equity                            3,197             3,092
                                                          --------          --------
                                                          $ 10,764          $ 11,718
                                                          ========          ========

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006
                 (in thousands, except share and per share data)

                                                3 MONTHS ENDED    3 MONTHS ENDED
                                                MARCH 30, 2007    MARCH 31, 2006
                                                --------------    --------------
                                                 (Unaudited)       (Unaudited)

Net sales                                        $    10,899       $     5,580
Cost of sales                                          9,370             5,149
                                                 -----------       -----------
     Gross profit                                      1,529               431
                                                 -----------       -----------
Selling and administrative expenses                      783               515
                                                 -----------       -----------
     Operating profit (loss)                             746               (84)

Interest and financing expense                          (134)              (87)
Gain (loss) on disposal of fixed assets                  (33)                3
Other Income (Expense)                                    24                --
                                                 -----------       -----------
Net Income(loss) before income taxes                     603              (168)

Provision for income taxes                                --                --
                                                 -----------       -----------
Net Income(loss)                                 $       603       $      (168)
                                                 ===========       ===========

Net Income(loss) per common and common equivalent share:

     Basic                                       $      0.08       $     (0.02)
     Diluted                                     $      0.07       $     (0.02)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                         8,033,343         7,911,343
     Diluted                                       8,849,662         7,911,343

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006
                 (in thousands, except share and per share data)

                                                6 MONTHS ENDED    6 MONTHS ENDED
                                                MARCH 30, 2007    MARCH 31, 2006
                                                --------------    --------------
                                                 (Unaudited)       (Unaudited)

Net sales                                        $    20,145        $     9,187
Cost of sales                                         18,408              8,237
                                                 -----------        -----------
     Gross profit                                      1,737                950
                                                 -----------        -----------
Selling and administrative expenses                    1,390                997
                                                 -----------        -----------
     Operating profit (loss)                             347                (47)

Interest and financing expense                          (259)              (171)
Gain on disposal of fixed assets                         (33)                 2
Other Expense                                            (25)                --
                                                 -----------        -----------
Net Income(loss) before income taxes                      30               (216)

Provision for income taxes                                (3)                --
                                                 -----------        -----------
Net Income(loss)                                 $        27        $      (216)
                                                 ===========        ===========

Net (loss) per common and common equivalent share:

     Basic                                       $      0.00        $     (0.03)
     Diluted                                     $      0.00        $     (0.03)

Weighted average number of common and common equivalent shares outstanding:

     Basic                                         8,024,727          7,962,096
     Diluted                                       8,868,415          7,962,096

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006
                                 (in thousands)

                                                        6 MONTHS ENDED  6 MONTHS ENDED
                                                        MARCH 30, 2007  MARCH 31, 2006
                                                        --------------  --------------
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                         $    27          $  (216)
 Non-cash adjustments:
  Compensation Expense - Stock Options                          41               22
  Depreciation                                                 204              489
  (Gain)loss on sale of fixed assets                            33               (3)
  Issuance of director's fees in stock                          25               18
  Changes in operating assets and liabilities:
     Accounts receivable                                      (304)          (2,095)
     Inventories                                             1,440           (1,646)
     Other assets                                               59               63
     Accounts payable                                          (25)           1,181
     Accrued expenses                                          211             (132)
                                                           -------          -------
   Net cash flows from operating activities                  1,711           (2,319)
                                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property                             --                3
 Purchases of plant, property & equipment                     (479)            (300)
                                                           -------          -------
   Net cash flows from investing activities                   (479)            (297)
                                                           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments under loan agreements                           (1,550)            (221)
 Borrowings (payments) on line of credit                      (145)           2,588
 Proceeds from Equipment Loan                                  450               --
 Proceeds from exercise of stock options                        13               --
 Purchase of Treasury Stock                                     --             (212)
                                                           -------          -------
   Net cash flows from financing activities                 (1,232)           2,155
                                                           -------          -------

 Change in cash and cash equivalents                            --             (461)
 Cash and cash equivalents at beginning of period               --              461
                                                           -------          -------
 Cash and cash equivalents at end of period                $    --          $    --
                                                           =======          =======

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                                 $   252          $   126

  Income taxes                                             $     3          $    --

   The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2007

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                                          March 30, 2007     September 30, 2006
                                          --------------     ------------------
   Raw materials                              $2,272               $3,270
   Work-in-process                             1,261                1,836
   Finished goods                                141                    8
                                              ------               ------
                                              $3,674               $5,114
                                              ======               ======

Unaudited Financial Statements

      The accompanying unaudited financial statements as of March 30, 2007, and for the three and six months ended March 30, 2007 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 Annual Report on Form 10-K.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2007

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

New Pronouncements

      In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact.

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

(2) Financing Agreements

      The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants for the three month period ended March 30, 2007.

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $22,000 and $40,000 to selling and administrative expenses for the three and six month periods ending March 30, 2007, respectively.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 2007

      The Company issued 45,000 and 67,500 options during the three and six months ended March 30, 2007 respectively. The Company issued 25,000 options during the three and six months ended March 31, 2006. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     3 MO. ENDED    3 MO. ENDED    6 MO. ENDED    6 MO. ENDED
                                    MAR 30, 2007   MAR 31, 2006   MAR 30, 2007   MAR 31, 2006
                                    ---------------------------------------------------------
      Risk free interest rate              4.7%           4.4%           4.7%           4.4%
      Expected term                  3.8 years      3.5 years      4.2 years      3.5 years
      Volatility                            53%            54%            54%            54%
      Expected annual dividends           none           none           none           none

      The weighted average fair value of options granted during the three months ended March 30, 2007 was $.69 with an aggregate total value of $6,000. The weighted average fair value of options granted during the six months ended March 30, 2007 was $.70 with an aggregate total value of $10,000. The weighted average fair value of options granted during the three and six months ended March 31, 2006 was $.26 with an aggregate total value of $3,000.

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

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations - Three Months Ended March 30, 2007,
               Compared to the Three Months Ended March 31, 2006.

      Net sales for the three month period ended March 30, 2007, were $10.9 million, compared to $5.6 million for the comparable period of the prior fiscal year, an increase of 95 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 63% of our sales for the quarter ended March 30, 2007, and 74% of our sales for the quarter ended March 31, 2006. The reduced concentration is due to the addition of several new customers.

      Gross profit was $1.5 million or 14 percent of sales for the three month period ended March 30, 2007. During January 2007, one of our customers, Mangrove Systems, announced that it was ceasing operations. As a result of this announcement, we recorded a $0.3 million charge against our first quarter cost of sales to cover our accounts receivable and inventory exposure. During March 2007, Carrier Access purchased the assets of Mangrove Systems. Carrier Access subsequently paid the accounts receivable balance, and we were able to reverse most of the first quarter adjustment during our second quarter. Without this recovery, gross profit would have been $1.2 million or 11 percent of sales. This compares to $0.4 million or 8 percent of sales in the comparable period of the prior fiscal year. This increase in gross profit percentage was due to improved productivity and our ability to spread certain fixed overhead costs over an increased level of sales.

      Selling and administrative expenses were $0.8 million for the three month period ended March 30, 2007, and $0.5 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer's representatives related to the higher sales revenue, and also due to provisions made for officer and employee incentive payments. Selling and administrative expenses were 7 percent of sales during the current period, compared to 9 percent of sales during the same quarter of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Interest expense was $134,000 for the three month period ended March 30, 2007, up from $87,000 in the comparable period of the prior fiscal year. Interest expense was $20,000 lower than prior year because we were able to negotiate lower fees with our lender. This was offset by a $67,000 increase associated with increased borrowing from our line of credit that has been necessary to support our revenue growth.

      Other expense was $9,000 for the three month period ended March 30, 2007. We recorded a $33,000 loss on the disposition of excess equipment. This was partially offset by a $25,000 gain on the settlement of a potential legal claim. We had no other expenses in the comparable period of the prior fiscal year.

      Net income for the three months ended March 30, 2007 was $603,000 versus a net(loss) of ($168,000) in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.07 as compared to diluted (loss) per share of ($0.02) in the comparable quarter of the prior fiscal year.

      Accounts receivable decreased by $0.3 million during the three month period ended March 30, 2007. The decrease was due to a higher percentage of sales occurring early in the quarter, which allowed us more time to collect payment from our customers. Inventory decreased by $1.1 million during the quarter. The decrease was due to the shipment of backlog and improved purchasing practices.

            Results of Operations - Six Months Ended March 30, 2007,
                Compared to the Six Months Ended March 31, 2006.

      Net sales for the six month period ended March 30, 2007 were $20.1 million, compared to $9.2 million for the comparable period of the prior fiscal year, an increase of 118 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 66% of our sales for the six months ended March 30, 2007, and 69% of our sales for the six months ended March 31, 2006. The reduced concentration is due to the addition of several new customers.

      Gross profit was $1.7 million or 9 percent of sales for the six month period ended March 30, 2007. This compares to $1.0 million or 10 percent of sales in the comparable period of the prior fiscal year. This decrease in gross profit percentage was due to low productivity levels associated with the training of new employees and the learning curve on new products that we experienced during our first quarter. Productivity showed some improvement during our second fiscal quarter, and we were also able to spread certain fixed overhead costs over an increased level of sales. We expect this improvement to continue through the remainder of fiscal 2007.

      Selling and administrative expenses were $1.4 million for the six month period ended March 30, 2007, and $1.0 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer's representatives related to the higher sales revenue, and also due to provisions made for officer and employee incentive payments. Selling and administrative expenses were 7 percent of sales during the current period, compared to 11 percent of sales during the same quarter of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Interest expense was $259,000 for the six month period ended March 30, 2007, up from $171,000 in the comparable period of the prior fiscal year. Interest expense was $66,000 lower than prior year because we were able to negotiate lower fees with our lender. This was offset by a $154,000 increase associated with increased borrowing from our line of credit that has been necessary to support our revenue growth.

      Other expense was $58,000 for the six month period ended March 30, 2007. During 2004, we provided engineering services to Mangrove Systems in exchange for a de minimis equity investment in their company. On January 24, 2007, Mangrove announced that they were ceasing operations. We charged $50,000 related to this investment against other expense as a result of this announcement. We also recorded a $33,000 loss on the disposition of excess equipment, and a $25,000 gain on the settlement of a potential legal claim. We had no other expenses in the comparable period of the prior fiscal year.

      Net income for the six months ended March 30, 2007 was $27,000 versus a net(loss) of ($216,000) in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.00 as compared to diluted (loss) per share of ($0.03) in the comparable quarter of the prior fiscal year.

      Accounts receivable increased by $0.3 million during the six month period ended March 30, 2007. The increase was modest compared to the sales increase. This was due to a higher percentage of sales occurring early in the quarter, which allowed us more time to collect payment from our customers. Inventory decreased by $1.4 million during the same period. The decrease was due to the shipment of backlog and improved purchasing practices.

      We spent $0.5 million on new equipment during the six month period ended March 30, 2007. This equipment provides new test capabilities necessary to support our new business. We financed this purchase with a $450,000 term loan through our primary lender.

Liquidity and Capital Resources

      Cash flow provided by (used in) operating activities was $1.7 million for the six months ended March 30, 2007 compared to ($2.3) million for the six months ended March 31, 2006. The primary source of cash was a $1.4 million reduction in inventory that resulted from the shipment of inventory. Accounts receivable increased by $0.3 million as a result of increased sales. We used $0.5 million and $0.3 million to purchase new equipment (investing activities) during the six month periods ending on March 30, 2007 and March 31, 2006 respectively.

      Working capital on March 30, 2007 totaled $2.2 million, the same as our prior fiscal year end. On March 30, 2007, we were borrowing $2.0 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $6.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $460,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and another term loan balance of $413,000 that is secured by certain manufacturing equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on March 30, 2007.

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

New Pronouncements

      In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact

      In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

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

Item 4 -- Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Report, IEC's Chief Executive Officer and Chief Financial Officer have concluded that IEC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in IEC's internal control over financial reporting during the first six months of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 -- Defaults Upon Senior Securities - None

Item 4 -- Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on January 24, 2007.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

         Nominee                  Votes FOR        Authority Withheld
         W. Barry Gilbert         7,564,622        103,825
         Eben S. Moulton          7,617,712         50,735
         James C. Rowe            7,576,581         91,866
         Carl E. Sassano          7,623,912         44,535
         Justin L. Vigdor         7,569,607         98,840
         Jerold L. Zimmerman      7,615,112         53,335

Item 5 -- Other Information - None

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

                                        IEC ELECTRONICS CORP.
                                        REGISTRANT

Dated: April 23 , 2007                  /s/ W. Barry Gilbert
                                        -----------------------------
                                        W. Barry Gilbert
                                        Chairman and
                                        Chief Executive Officer


Dated: April 23, 2007                   /s/ Brian H. Davis
                                        ------------------------------
                                        Brian H. Davis
                                        Chief Financial Officer and Controller