Form 10-Q
period 2007-06-29
IEC ELECTRONICS CORP
filed 2007-07-26
CIK 49728

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2007

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

      Common Stock, $0.01 Par Value - 8,637,209 shares as of July 25, 2007.

                                                                           Page
                                                                          Number
                                                                          ------
PART 1     FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Balance Sheets as of:
             June 29, 2007 (Unaudited) and September 30, 2006...........     3

             Statements of Operations for the three months
             ended: June 29, 2007 (Unaudited) and June 30, 2006
             (Unaudited)................................................     4

             Statements of Operations for the nine months
             ended: June 29, 2007 (Unaudited) and June 30, 2006
             (Unaudited)................................................     5

             Statements of Cash Flows for the nine months
             ended: June 29, 2007 (Unaudited) and June 30, 2006
             (Unaudited)................................................     6

             Notes to Financial Statements (Unaudited)..................     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    13

  Item 4.  Controls and Procedures......................................    13

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings............................................    14

  Item 1A. Risk Factors.................................................    14

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..    14

  Item 3.  Defaults Upon Senior Securities..............................    14

  Item 4.  Submission of Matters to a Vote of Security Holders..........    14

  Item 5.  Other Information............................................    14

  Item 6.  Exhibits.....................................................    14

  Signatures............................................................    14

Part 1. Financial Information

Item 1 -- Financial Statements

                              IEC ELECTRONICS CORP.
                                 BALANCE SHEETS
                      JUNE 29, 2007 AND SEPTEMBER 30, 2006
                                 (in thousands)

                                                       JUNE 29,    SEPTEMBER 30,
                                                         2007          2006
                                                      --------     -------------
ASSETS                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                $     --       $     --
  Accounts receivable (net of allowance for              6,538          4,941
   Doubtful accounts of $90 and $59 respectively)
  Inventories                                            3,373          5,114
  Deferred income taxes                                    400            250
  Other current assets                                      56            124
                                                      --------       --------
    Total current assets                                10,367         10,429
                                                      --------       --------
FIXED ASSETS:
  Land and land improvements                               707            707
  Building and improvements                              4,104          4,089
  Machinery and equipment                               22,730         22,164
  Furniture and fixtures                                 4,186          4,170
                                                      --------       --------
SUB-TOTAL GROSS PROPERTY                                31,727         31,130
LESS ACCUMULATED DEPRECIATION                          (30,177)       (29,870)
                                                      --------       --------
                                                         1,550          1,260
OTHER NON-CURRENT ASSETS                                    19             29
                                                      --------       --------
                                                      $ 11,936       $ 11,718
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                               $  1,363       $  3,765
  Accounts payable                                       5,138          3,853
  Accrued payroll and related expenses                     693            265
  Other accrued expenses                                   442            344
                                                      --------       --------
    Total current liabilities                            7,636          8,227
                                                      --------       --------
LONG TERM VENDOR NOTES                                       6             14
LONG TERM BANK DEBT                                        497            385
                                                      --------       --------
TOTAL LIABILITIES                                        8,139          8,626
                                                      --------       --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, Authorized
    - 500,000 shares; None issued or outstanding            --             --
  Common stock, $.01 par value, Authorized
    - 50,000,000 shares; Issued - 8,604,922 and
    8,397,209 shares                                        86             84
  Treasury Shares at Cost 412,873 and 412,873
    Shares, Respectively                                  (223)          (223)
  Additional paid-in capital                            38,725         38,601
  Accumulated deficit                                  (34,791)       (35,370)
                                                      --------       --------
    Total shareholders' equity                           3,797          3,092
                                                      --------       --------
                                                      $ 11,936       $ 11,718
                                                      ========       ========

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006
                 (in thousands, except share and per share data)

                                                 3 MONTHS ENDED   3 MONTHS ENDED
                                                  JUNE 29, 2007    JUNE 30, 2006
                                                 --------------   --------------
                                                   (Unaudited)      (Unaudited)

Net sales                                           $   11,165      $    5,379
Cost of sales                                            9,850           4,624
                                                    ----------      ----------
  Gross profit                                           1,315             755
                                                    ----------      ----------
Selling and administrative expenses                        821             557
                                                    ----------      ----------
  Operating profit                                         494             198

Interest and financing expense                             (91)           (106)
Gain (loss) on disposal of fixed assets                     --             (13)
Other Income (Expense)                                      --              --
                                                    ----------      ----------
Net Income before income taxes                             403              79

Provision for income taxes                                (150)             --
                                                    ----------      ----------
Net Income                                          $      553      $       79
                                                    ==========      ==========
Net Income(loss) per common and
  common equivalent share:
  Basic                                             $     0.07      $     0.01
  Diluted                                           $     0.06      $     0.01

Weighted average number of common and
  common equivalent shares outstanding:
     Basic                                           8,321,284       7,968,527
     Diluted                                         9,103,314       8,334,810

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006
                 (in thousands, except share and per share data)

                                                 9 MONTHS ENDED   9 MONTHS ENDED
                                                  JUNE 29, 2007   JUNE 30, 2006
                                                 --------------   --------------
                                                   (Unaudited)     (Unaudited)

Net sales                                          $   31,309       $   14,566
Cost of sales                                          28,256           12,861
                                                   ----------       ----------
  Gross profit                                          3,053            1,705
                                                   ----------       ----------
Selling and administrative expenses                     2,213            1,555
                                                   ----------       ----------
  Operating profit                                        840              150

Interest and financing expense                           (350)            (277)
Gain on disposal of fixed assets                          (33)             (10)
Other Expense                                             (25)              --
                                                   ----------       ----------
Net Income(loss) before income taxes                      432             (137)
Provision for income taxes                               (147)              --
                                                   ----------       ----------
Net Income(loss)                                   $      579       $     (137)
                                                   ==========       ==========

Net Income(loss) per common and
  common equivalent share:
  Basic                                            $     0.07       $    (0.02)
  Diluted                                          $     0.06       $    (0.02)

Weighted average number of common and
  common equivalent shares outstanding:
    Basic                                           8,123,943        7,968,527
    Diluted                                         8,957,425        7,968,527

The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006
                                 (in thousands)

                                                 9 MONTHS ENDED   9 MONTHS ENDED
                                                  JUNE 29, 2007    JUNE 30, 2006
                                                 --------------   --------------
                                                   (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                  $   579         $  (137)
  Non-cash adjustments:
    Compensation Expense - Stock Options                  60              32
    Depreciation                                         316             584
    (Gain)loss on sale of fixed assets                    33              10
    Issuance of director's fees in stock                  33              18
    Changes in operating assets and
      liabilities:
      Accounts receivable                             (1,597)           (769)
      Inventories                                      1,741          (2,091)
      Deferred Income Taxes                             (150)             --
      Other assets                                        78             156
      Accounts payable                                 1,285             961
      Accrued expenses                                   526            (106)
                                                     -------         -------
    Net cash flows from operating activities           2,904          (1,342)
                                                     -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of property                      --               5
  Purchases of plant, property & equipment              (639)           (327)
                                                     -------         -------
    Net cash flows from investing activities            (639)           (322)
                                                     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under loan agreements                      (226)           (287)
  Borrowings (payments) on line of credit             (2,520)          1,682
  Proceeds from Equipment Loan                           450              --
  Proceeds from exercise of stock options                 31              20
  Purchase of Treasury Stock                              --            (212)
                                                     -------         -------
    Net cash flows from financing activities          (2,265)          1,203
                                                     -------         -------

  Change in cash and cash equivalents                     --            (461)
  Cash and cash equivalents at
    beginning of period                                   --             461
                                                     -------         -------
  Cash and cash equivalents at end of period         $    --         $    --
                                                     =======         =======

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                         $   340         $   232
    Income taxes                                     $     3         $    --

   The accompanying notes are an integral part of these financial statements.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2007

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

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

                  June 29, 2007   September 30, 2006
                  -------------   ------------------
                   (Unaudited)

Raw materials         $1,850            $3,270
Work-in-process        1,508             1,836
Finished goods            15                 8
                      ------            ------
                      $3,373            $5,114
                      ======            ======

Unaudited Financial Statements

      The accompanying unaudited financial statements as of June 29, 2007, and for the three and nine months ended June 29, 2007 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 Annual Report on Form 10-K.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2007

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

(2) Financing Agreements

The Company's financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants for the three month period ended June 29, 2007.

(3) Stock Option Plans

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $20,000 and $60,000 to selling and administrative expenses for the three and nine month periods ending June 29, 2007, respectively.

                              IEC ELECTRONICS CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 29, 2007

      The Company issued 0 and 67,500 options during the three and nine months ended June 29, 2007 respectively. The Company issued 2,500 and 27,500 options during the three and nine months ended June 30, 2006. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                             3 MO. ENDED    3 MO. ENDED   9 MO. ENDED     9 MO. ENDED
                            JUN 29, 2007   JUN 30, 2006   JUN 29, 2007   JUN 30, 2006
                            ------------   ------------   ------------   ------------
Risk free interest rate          na            5.0%           4.7%            4.4%
Expected term                    na          4.9 years      4.2 years      3.6 years
Volatility                       na             58%           54%             55%
Expected annual dividends        na            none           none            none

      The weighted average fair value of options granted during the nine months ended June 29, 2007 was $.70 with an aggregate total value of $46,930. The weighted average fair value of options granted during the three months ended June 30, 2006 was $.32 with an aggregate total value of $1,000. The weighted average fair value of options granted during the nine months ended June 30, 2006 was $.27 with an aggregate total value of $7,000.

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

(5) Treasury Shares

      On November 11, 2005, the Board of Directors authorized the Company to purchase up to 10% of its outstanding common stock, at a price not to exceed $1.00 per share and a maximum aggregate price not to exceed $425,000. This repurchase program remained in effect until November 10, 2006. During the nine months ended June 30, 2006, the Company purchased 412,300 shares at a cost of $212,000. This was a privately negotiated transaction.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations - Three Months Ended June 29, 2007,
                Compared to the Three Months Ended June 30, 2006.

      Net sales for the three month period ended June 29, 2007, were $11.2 million, compared to $5.4 million for the comparable period of the prior fiscal year, an increase of 108 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 68% of our sales for the quarter ended June 29, 2007, and 70% of our sales for the quarter ended June 30, 2006.

      Gross profit was $1.3 million or 12 percent of sales for the three month period ended June 29, 2007. This compares to $0.8 million or 14 percent of sales in the comparable period of the prior fiscal year. The lower gross profit percentage was primarily due to our transition from low volume prototype work to larger production volumes.

      Selling and administrative expenses were $0.8 million for the three month period ended June 29, 2007, and $0.6 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer's representatives related to the higher sales revenue, and also due to provisions made for officer and employee incentive payments. Selling and administrative expenses were 7 percent of sales during the current period, compared to 10 percent of sales during the same quarter of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Interest expense was $91,000 for the three month period ended June 29, 2007, down from $106,000 in the comparable period of the prior fiscal year. Interest expense was $11,000 lower than prior year because we were able to negotiate lower fees with our lender. We also saved $4,000 due to decreased borrowing from our line of credit.

      We had no other expenses during the three month period ended June 29, 2007. We had a $13,000 loss on the sale of assets in the comparable period of the prior fiscal year.

      Income before taxes was $403,000 for the three months ended June 29, 2007. Income before taxes was $79,000 in the comparable quarter of the prior fiscal year.

      We recorded a $150,000 tax benefit during the three months ended June 29, 2007. This is due to an adjustment to a valuation allowance against our deferred tax assets. We continue to maintain a $20 million valuation allowance against our deferred tax assets. We will review the valuation allowance and continue to make appropriate adjustments as we rebuild the business.

      Net income was $553,000 for the three months ended June 29, 2007. Income before taxes was $79,000 in the comparable quarter of the prior fiscal year.

      Diluted income per share was $0.06 as compared to $.01 per share for the comparable quarter of the prior fiscal year.

      Accounts receivable increased by $1.3 million during the three month period ended June 29, 2007. The increase was due to higher sales, and more of the sales occurring late in the quarter. Inventory decreased by $0.3 million during the quarter. The decrease was due to the shipment of backlog and improved purchasing practices.

            Results of Operations - Nine Months Ended June 29, 2007,
                Compared to the Nine Months Ended June 30, 2006.

      Net sales for the nine month period ended June 29, 2007 were $31.3 million, compared to $14.6 million for the comparable period of the prior fiscal year, an increase of 115 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers.

      Our five largest customers accounted for 61% of our sales for the nine months ended June 29, 2007, and 69% of our sales for the nine months ended June 30, 2006. The reduced concentration is due to the addition of several new customers.

      Gross profit was $3.1 million or 10 percent of sales for the nine month period ended June 29, 2007. This compares to $1.7 million or 12 percent of sales in the comparable period of the prior fiscal year. The lower gross profit percentage was due to our transition from low volume prototype work to larger production volumes, and also due to the learning curve related to new employees and new products that we experienced during our first quarter. Productivity improved during our second and third fiscal quarters, and we were able to spread certain fixed overhead costs over an increased level of sales. We expect this improvement to continue through the remainder of fiscal 2007.

      Selling and administrative expenses were $2.2 million for the nine month period ended June 29, 2007, and $1.6 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer's representatives related to the higher sales revenue, and also due to provisions made for officer and employee incentive payments. Selling and administrative expenses were 7 percent of sales during the current period, compared to 11 percent of sales during the comparable period of the prior fiscal year. The percentage reduction is due to fixed costs being spread over more sales.

      Interest expense was $350,000 for the nine month period ended June 29, 2007, up from $277,000 in the comparable period of the prior fiscal year. Interest expense was $77,000 lower than prior year because we were able to negotiate lower fees with our lender. This was offset by a $150,000 increase associated with increased borrowing from our line of credit that has been necessary to support our revenue growth, especially during the first six months of this fiscal year.

      Income before taxes was $432,000 for the nine months ended June 29, 2007. This compares to a net loss before taxes of $137,000 for the comparable period of the prior fiscal year.

      We recorded a $150,000 tax benefit during the nine months ended June 29, 2007. This is due to an adjustment to a valuation allowance against our deferred tax assets. We continue to maintain a $20 million valuation allowance against our deferred tax assets. We will review the valuation allowance and continue to make appropriate adjustments as we rebuild the business.

      Net income for the nine months ended June 29, 2007 was $579,000 versus a net (loss) of ($137,000) in the comparable period of the prior fiscal year.

      Diluted income per share was $0.6 as compared to diluted (loss) per share of ($0.02) in the comparable period of the prior fiscal year.

      Accounts receivable increased by $1.6 million during the nine month period ended June 29, 2007. The increase was due to higher sales, and more of the sales occurring late in the quarter. Inventory decreased by $1.7 million during the same period. The decrease was due to the shipment of backlog and improved purchasing practices.

      We spent $0.6 million on new equipment during the nine month period ended June 29, 2007. This equipment provides new test capabilities necessary to support our new business. We financed this purchase with a $450,000 term loan through our primary lender.

Liquidity and Capital Resources

      Cash flow provided by (used in) operating activities was $2.9 million for the nine months ended June 29, 2007 compared to ($1.3) million for the nine months ended June 30, 2006. The primary source of cash was a $1.7 million reduction in inventory that resulted from the shipment of inventory. Accounts receivable increased by $1.6 million as a result of increased sales. We used $0.6 million and $0.3 million to purchase new equipment (investing activities) during the nine month periods ending on June 29, 2007 and June 30, 2006 respectively.

      Working capital on June 29, 2007 totaled $2.7 million compared to $2.2 million at our prior fiscal year end. On June 29, 2007, we were borrowing $1.1 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $6.0 million or
(ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

      We also have a term loan balance of $423,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the "Real Estate Loan"), and another term loan balance of $375,000 that is secured by certain manufacturing equipment (the "Equipment Loan"). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

      The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on June 29, 2007.

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


                                  Page 12 0f 14

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

Item 4 -- Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Report, IEC's Chief Executive Officer and Chief Financial Officer have concluded that IEC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in IEC's internal control over financial reporting during the first nine months of fiscal 2007 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4 -- Submission of Matters to a Vote of Security Holders - None

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

                                        IEC ELECTRONICS CORP.
                                        REGISTRANT


Dated: July 26, 2007                    /s/ W. Barry Gilbert
                                        ----------------------------------------
                                        W. Barry Gilbert
                                        Chairman and
                                        Chief Executive Officer


Dated: July 26, 2007                    /s/ Brian H. Davis
                                        ----------------------------------------
                                        Brian H. Davis
                                        Chief Financial Officer and Controller