Form 10-K
period 2007-09-30
IEC ELECTRONICS CORP
filed 2007-11-15
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007 or
☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission file number 0-6508

IEC ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3458955
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

105 Norton Street, Newark, New York 14513
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 315-331-7742

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

☐ Large accelerated filer     ☐ Accelerated filer     ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates for the registrant was $10,630,985 (based on the closing price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 2, 2007, there were outstanding 8,699,710 shares of Common Stock.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section-27A of the Securities Act of 1933 and section-21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K are made only as of the date of this Report on Form-10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

IEC Electronics Corp. ("IEC", "We", "Our", the “Company”) is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. We provide high quality electronics manufacturing services with state-of-the-art manufacturing capabilities. Utilizing automated manufacturing and test equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, we offer our customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. Our strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966.

IEC is a world-class ISO:9001-2000 certified company. Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. IEC is ITAR registered, NSA approved under the COMSEC standard, and we recently achieved our AS9100 certification to better serve the military and aerospace markets. Many customers consider these certifications crucial when qualifying an EMS provider.

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

Products and Services

We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for telecommunications and wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, alternative energy equipment, and medical instrumentation. During the fiscal year ended September 30, 2007 we provided electronics manufacturing services to approximately 25 different customers. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture for a number of each customer's successive product generations. In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

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

Suppliers

We operate in a strategic partnership arrangement with our key distribution suppliers. These strategic partnerships and associated automated trading methodologies provide benefits such as better payment terms, consignment or bonded inventories, reduced procurement lead-time, competitive pricing, reduced quotation processing, some protection during periods of supply allocation and opens access to global resources. We also have preferred supplier partnership agreements in place for custom commodities such as printed circuit boards, metals, and cable harnesses.

Marketing and Sales

Our sales increased during 2007, primarily due to the addition of several new customers, and increased market share with existing customers. These customers, along with the customers we anticipate adding, are expected to generate further revenue growth during 2008. We utilize a direct sales force as well as a nationwide network of Manufacturers Representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligning with our core areas of expertise. For example, we are focusing on customers developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications, medical, military and general industrial.

Typically, the demand profiles associated with these customers are in the low to moderate volume range with high variability of quantity and mix requirements and end item configurations. In fact, these products often represent emerging technologies requiring high intensity of manufacturing support to seamlessly transfer them from the early product development stage through prototyping onto volume manufacturing. As these products exit the product development phase, specialized capabilities are required to support rapid response prototyping requirements in a dynamic engineering change environment. As a result, the usual industry outsourcing models associated with these customers rarely include supply alternatives in low cost labor regions such as Asia and Mexico.

 Our sales efforts are driven by focused marketing and sales activities in targeted areas supported by customer presentations. Sales leads resulting from these marketing activities are assigned to a representative covering a customer's location for qualification and further development. Referrals by existing customers continue to be one of our sources of new opportunities.

Backlog

Our backlog as of September 30, 2007 and 2006 was approximately $22.3 million and $21.7 million, respectively. We had additional forecasted orders as of September 30, 2007 and 2006 of $5.3 million and $5.1 million respectively. These are not firm orders, but our customers have made commitments to compensate us for any unused inventory that we procure in anticipation of these orders. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially the entire current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in fluctuations in backlog from period to period.

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

Employees

IEC's employees numbered 229 at November 2, 2007, including 182 employees engaged in manufacturing, 31 in engineering, and 16 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.

Patents and Trademarks

We hold patents unrelated to electronics manufacturing services and also employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

ITEM 1A. RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our annual and quarterly results may vary significantly depending on factors, including:

-	adverse changes in general economic conditions

-	the level and timing of customer orders and the accuracy of their forecasts

-	the level of capacity utilization of our manufacturing facility and associated fixed costs

-	price competition

-	market acceptance of our customers products

-	business conditions in our customers’ end markets

-	our level of experience in manufacturing a particular product

-	change in the sales mix of our customers

-	the efficiencies achieved in managing inventories and fixed assets

-	fluctuations in materials costs and availability of materials

-	the timing of expenditures in anticipation of future orders

-	changes in cost and availability of labor and components

-	our effectiveness in managing manufacturing process.

The EMS industry is impacted by the state of the U.S. and global economies, which are both impacted by world events. An economic slowdown, in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results. Historically, we have seen periods, such as in fiscal 2003 and 2002, when EMS industry sales were adversely affected by a slowdown in wireless/networking and wireless infrastructure sectors as a result of reduced end-market demand and reduced availability of capital to fund existing and emerging technologies.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

A small number of customers are responsible for a significant portion of our net sales. During fiscal 2007, 2006, and 2005, our five largest customers accounted for 61%, 66% and 67% of net sales, respectively. The percentage of IEC's sales to its major customers may fluctuate from period to period. Our principal customers have varied from period to period, and our principal customers many not continue to purchase services from us at the current levels, or at all.

WE DEPEND ON THE ELECTRONICS INDUSTRY, WHICH CONTINUALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors include:

-	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

-	the inability of our customers to develop and market their products, some of which are new and untested;

-	the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and

-	recessionary periods in our customers' markets.

FALILURE TO MANAGE GROWTH AND CONTRACTION, IF ANY, MAY SERIOUSLY HARM OUR BUSINESS

In late 2006 and early 2007 we expanded our operations and added many new employees. These actions resulted in additional costs and start-up inefficiencies. If we are unable to effectively manage the currently anticipated growth or if the anticipated net sales are not realized, our operating results could be adversely affected.

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE.

Start-up costs, the management of labor and equipment resources in connection with establishing new programs and new customer relationships, and the need to estimate required resources, and the timing of those resources in advance of production, can adversely affect our gross margins and operating margins. If new programs or new customer relationships are terminated or delayed, our operating results may be harmed, particularly in the near term. We may not be able to recoup our start-up costs or quickly replace anticipated new program revenues.

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION.

Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.
The volume and timing of sales to our customers may vary due to:

-	variation in demand for our customers' products in their end markets

-	our customers' attempts to manage their inventory

-	electronic design changes

-	changes in our customers' manufacturing strategy

-	recessionary conditions in customers' industries

Due in part to these factors, most of our customers do not commit to firm production schedules. We make significant decisions based on our estimates of customers’ requirements, including deciding on the levels of business that we will seek, production schedules, component procurement commitments, equipment requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate and forecast the future requirements of those customers. Since many of our costs and operating expenses are relatively fixed, a reduction in customer demand can impact our revenue and harm our gross margins and operating results.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR REDUCED PRICES FOR OUR SERVICES.

We may be operating at a cost disadvantage compared to other electronic manufacturing service providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location. As a result, competitors may have a competitive advantage. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

IF WE DO NOT MANAGE OUR BUSINESS EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.

Our ability to manage our business effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively do so could harm our business.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES. A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND REDUCE OUR PROFITS.

Much of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While some of our customer agreements permit periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such re-pricing or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

Almost all of the products we manufacture require one or more components that are available from a limited number of suppliers. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages could substantially curtail production of those assemblies using a particular component. At times, component shortages have been prevalent in our industry, and such shortages may be expected to recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed or delayed production of assemblies, which contributed to an increase in our inventory levels. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capabilities in view of reduced activity in recent years. World events, armed conflict and epidemics, could also affect our supply chain. An inability to obtain sufficient components on a timely basis could harm relationships with our customers.

In addition, due to the specialized nature of some components and the needs of our customers’ products, we may be required to use suppliers which are the sole provider of certain components. Such suppliers may encounter financial difficulties or may not have adequate financial resources, which could preclude them from delivering components on time or at all.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK

Most of our services are provided on a turnkey basis, where we purchase some or all of the materials required for product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.

In our turnkey operations, we must order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expenses to us. While most of our customer agreements typically include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not be actually reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

In addition, we are starting to provide managed inventory programs for some of our customers under which we hold and manage finished goods inventories. These managed inventory program may result in higher finished goods inventory level, further reduce our inventory turns and increase our financial exposure with such customers. Even though they will generally have contractual obligations to purchase such inventories from us, we may remain subject to the risk of enforcing those obligations.

PRODUCTS WE MANUFACTURE MAY CONTAIN MANUFACTURING DEFECTS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

We manufacture products to our customers' specifications, which are highly complex and may, at times, contain design or manufacturing errors or failures. Despite our quality control and quality assurance efforts, defects may occur. Defects in the products we manufacture, whether caused by a customer design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders and may affect our business reputation. In addition, these defects may result in liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for any costs or payments.

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

-	hire and retain our qualified engineering and technical personnel;

-	maintain and enhance our technological leadership; and

-	develop and market manufacturing services that meet changing customer needs.

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

WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH ANY OF OUR KEY PERSONNEL, THE LOSS OF WHICH COULD HURT OUR OPERATIONS.

Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us. We do not have employment agreements or non-competition agreements with our key employees.

COMPLIANCE OR THE FAILURE TO COMPLY WITH CURRENT AND FUTURE ENVIRONMENTAL REGULATIONS COULD CAUSE US SIGNIFICANT EXPENSE.

We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations. While we are not currently aware of any material violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.

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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL

Our common stock is traded on the Over-the-Counter Bulletin Board. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, government regulations, litigation, fluctuations in quarterly operating results, or general conditions in the EMS industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our administrative and manufacturing facility is located in Newark, New York and contains an aggregate of approximately 300,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, there are no material legal proceedings pending to which IEC is a party or to which IEC's property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than 5 percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

On August 13, 2003 General Electric Company (“GE”) commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc. (“Vishay”). The action alleges cause of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty, and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages “in excess of $15,000” plus interest and attorney’s fees. IEC and Vishay are proceeding to defend GE’s Connecticut action on the merits and IEC is proceeding with a cross claim against Vishay.

IEC filed a motion for summary judgment directed to all counts. On January 11, 2007, the Court granted the motion in part, dismissing the claim for violation of the Connecticut Unfair Trade Practices Act, but determined that factual issues were disputed on the contract and warranty claims. On September 17, 2007, at a status conference, the parties agreed to a schedule for the case and it was set forth as an order of the Court. The Scheduling Order contemplates a trial to begin on January 5, 2010. IEC intends to vigorously defend the claims and prosecute the cross claim, and is proceeding with the discovery process in accordance with the Scheduling Order.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2007, no matters were submitted to vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2007, were as follows:

Name	Age	Position

W. Barry Gilbert	61	Chairman of the Board, and Chief Executive Officer

Jeffrey T. Schlarbaum	41	Executive Vice President of Sales and Marketing

Brian H. Davis	53	Vice President, Chief Financial Officer and Controller

Donald S. Doody	41	Vice President of Operations

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

Jeffrey T. Schlarbaum joined IEC in May 2004 as Vice President of Sales and Marketing and in November 2006 he was appointed Executive Vice President of Sales and Marketing. Before joining IEC, he had over 15 years of sales experience in the electronics industry. Most recently, he served as Regional Vice President of Sales for Plexus Corp., a contract manufacturer of electronics products, Neenah, Wisconsin. Prior to that, he worked as Vice President of Sales, Eastern Region for MCMS as well as holding various senior sales and marketing management positions with MACK Technologies and Conner Peripherals. He holds a Bachelors of Business Administration degree from National University, and an MBA from Pepperdine University.

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

Donald S. Doody joined IEC in November 2004 as Vice President of Operations. Before joining IEC, he had more than 8 years of experience in the contract electronics manufacturing industry. He started his career with GE Transportation and Industrial Systems and became a Master Black Belt/Supplier Quality Engineer. Mr. Doody was a senior manufacturing engineer at Plexus Corporation, then became VP/GM of MCMS’s North Carolina facility. When Plexus acquired MCMS he became responsible for leading Lean Manufacturing and Six Sigma initiatives throughout the company. Mr. Doody holds a Bachelor’s in Engineering from the State University of New York, Buffalo and a Master’s degree in Industrial Science from Colorado State University.

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

Quarter	High	Low
October 1, 2005 – December 30, 2005	$0.74	$0.41
December 31, 2005 – March 31, 2006	$0.93	$0.55
April 1, 2005 – June 30, 2006	$0.85	$0.60
July 1, 2006 – September 30, 2006	$1.15	$0.77
October 1, 2006 – December 29, 2006	$1.75	$1.09
December 30, 2006 – March 30, 2007	$1.66	$1.41
March 31, 2007 – June 29, 2007	$1.98	$1.48
June 30, 2007 – September 30, 2007	$2.05	$1.75

The closing price of IEC's Common Stock on the OTCBB on November 2, 2007, was $2.35 per share.

(b) Holders.

As of November 2, 2007, there were approximately 165 holders of record of IEC's Common Stock. Many of our shares of Common Stock are held in street name by brokers and other institutions, and we are unable to estimate the number of their beneficial stockholders.

(c) Dividends.

IEC has never paid dividends on its Common Stock. It is the current policy of the Board of Directors of IEC to retain earnings for use in our business. Certain financial covenants set forth in IEC's current loan agreement prohibit IEC from paying cash dividends. We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
approved by security holders	1,348,272	$0.84	203,930
not approved by security holders	-	NA	-
Total	1,348,272	$0.84	203,930

Issuance of Unregistered Securities:	Not Applicable

Repurchases of IEC Securities:	We repurchased no shares during the last quarter of fiscal 2007.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in thousands, except per share data)

Years Ended September 30,	2007	2006	2005	2004	2003

INCOME STATEMENT DATA

Net sales	$40,914	$22,620	$19,066	$27,701	$48,201

Gross profit (loss)	$3,877	$2,753	$2,630	$1,987	$5,508

Operating income (loss)	$985	$598	$346	$(759)	$2,652

Net income (loss)	$875	$215	$285	$(828)	$2,597

Net income (loss) per common and common equivalent share:
Basic	$0.11	$0.03	$0.03	$(0.10)	$0.33
Diluted	$0.10	$0.03	$0.03	$(0.10)	$0.31

Common and common equivalent shares
Basic	8,114	7,973	8,261	8,119	7,899
Diluted	8,896	8,276	8,571	8,119	8,274

BALANCE SHEET DATA

Working capital	$2,970	$2,202	$2,038	$726	$1,428

Total assets	$11,845	$11,718	$5,538	$8,530	$10,506

Long-term debt, including current maturities	$1,751	$4,164	$937	$2,366	$2,667

Shareholders' equity	$4,163	$3,092	$3,020	$2,616	$3,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements, the related Notes to Financial Statements and the Five-Year Summary of Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10K.

Overview

During 2004, we refocused our sales efforts on high technology products that are less likely to migrate to offshore suppliers. We have since added a number of new customers that have contributed to our sales growth. Our backlog has grown to it highest level since the restructuring, and we expect revenue and profitability growth to continue in 2008.

Analysis of Operations

Sales (dollars in millions)

For Year Ended September 30,	2007	2006	2005

Net sales	$40.9	$22.6	$19.1

The 81% increase in fiscal 2007 net sales compared to fiscal year 2006, and the 19% increase in fiscal 2006 net sales compared to fiscal year 2005 was due to the addition of a number of new customers.

Gross Profit and Selling and Administrative Expenses

(as a % of Net Sales)

For Year Ended September 30,	2007	2006	2005

Gross profit	9.5%	12.1%	13.8%

Selling and administrative expenses	7.1%	9.5%	11.4%

Gross profit as a percentage of sales was 9.5% in fiscal 2007 as compared to 12.1% in fiscal 2006. The lower gross profit percentage was due to our transition from low volume prototype work to larger production volumes, and also due to the learning curve related to new employees and new products that we experienced during our first and fourth quarters. We expect improvement in these areas during fiscal 2008.

Gross profit as a percentage of sales was 12.1% in fiscal 2006 as compared to 13.8% in fiscal 2005. The decrease was primarily due to product mix. Material cost as a percent of sales was much higher on some of our 2006 large volume orders.

Selling and administrative expenses as a percentage of sales decreased to 7.1% in fiscal 2007 compared to 9.5% in fiscal 2006. Expenses increased by $0.7 million during fiscal 2007 compared to fiscal 2006. However, this increase was offset by the increase in sales volume.

Selling and administrative expenses were relatively flat in fiscal 2006 compared to fiscal 2005. As a percentage of sales, selling and administrative expenses decreased to 9.5% in fiscal 2006 compared to 11.4% in fiscal 2005. The percentage decrease was due to expenses being spread over higher sales dollars.

Other Income and Expense (dollars in millions)

For Year Ended September 30,	2007	2006	2005

Interest and financing expense	$0.4	$0.4	$0.4
Other income	$-	$-	$0.3

Interest and financing expense was $0.4 million during 2007, 2006 and 2005. The average debt balance during 2007 was similar to 2006. The average prime interest rate was higher during 2007 compared to 2006, resulting in a $62,000 increase in interest expense.

The average debt balance was higher in 2006 compared to 2005, resulting in a $99,000 increase in interest expense. This was offset by $99,000 in reduced fees and amortization of loan origination costs.

We had other income of $0.3 million during fiscal 2005. This was primarily attributable to gains on the sale of excess equipment.

Income Taxes (as a % of income (loss) before income taxes)

For Year Ended September 30,	2007	2006	2005

Effective tax (benefit)	(73)%	-%	-%

Our 2007 tax benefit included a ($390,000) reversal of the valuation allowance against our deferred tax asset, and an $18,000 provision for minimum taxes due. The reversal of the valuation allowance was based on management’s belief that it is more likely than not that this portion of our the deferred tax asset will be realized. We continue to maintain a $19 million valuation allowance against our net deferred tax assets, which are comprised primarily of net operating loss carryforwards.

Restructuring Charge (dollars in millions)

For Year Ended September 30,	2007	2006	2005

	$0.0	$0.0	$0.1

During May 2004, the Company commenced a restructuring initiative in an attempt to more closely align resources to customer requirements. The Company recorded $119,000 of expenses during fiscal 2005. All payments were made by November 30, 2005.

Liquidity and Capital Resources

Cash Flow provided by (used in) operating activities was $3.1 million for the fiscal year ended September 30, 2007 compared to ($3.1) million and ($1.9) million for fiscal 2006 and fiscal 2005 respectively. During fiscal 2007 we used ($0.8) million to purchase new equipment. During fiscal 2006, we used ($0.4) million to purchase new equipment (investing activities) and ($0.2) to repurchase Company stock (financing activities). The increase in operating cash flows for fiscal 2007 compared to fiscal 2006 was primarily due to improved inventory and accounts payable management. The decrease in operating cash flows for fiscal 2006 compared to fiscal 2005 was primarily due to higher accounts receivable and inventory related to a substantial increase in customer orders.

Working capital at September 30, 2007 was $3.0 million, compared to $2.2 million in the same period of the prior year. At September 30, 2007 we had a $1.0 million balance under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $6.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. On September 30, 2007, the remaining availability under the collateralized portion of our line of credit was $4.6 million. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

We also have a term loan of $385,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the “Real Estate Loan”), and another term loan balance of $337,500 that is secured by certain manufacturing equipment (the “Equipment” Loan). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We were compliant with these covenants at September 30, 2007.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements, but it does not expect the impact to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our Term Loan and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

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

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement issued in connection with the 2008 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

IEC has adopted a Code of Business Conduct and Ethics (the “Code”), which applies to all of its directors, officers (including IEC’s Chief Executive Officer, Chief Financial Officer, and other senior financial officers), and employees. The Code, a copy of which was filed as Exhibit 14 to IEC’s Current Report on Form 8-K filed on September 1, 2004, may be viewed on IEC’s website, www.iec-electronics.com, under its “Investor Relations - Corporate Governance” captions, and is available in print (free of charge) to any person upon request to Chief Financial Officer, IEC Electronics Corp., 105 Norton Street, Newark, NY 14513, telephone (315) 331-7742. Any amendment to, or waiver of, a provision of the Code which applies to IEC’s Chief Executive Officer, Chief Financial Officer, or other senior financial officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors - Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement issued in connection with the 2008 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the section entitled “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be filed with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2008 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. Information relating to Equity Compensation Plans is found in Item 5 of Part II of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Transactions” and “Election of Directors” contained in the definitive proxy statement issued in connection with the 2008 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Independent Public Accountants” contained in the definitive proxy statement issued in connection with the 2008 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report and as response to Item 8:

		Page
(1)	Financial Statements and Supplementary Schedules
	Report of Independent Public Accountants	21
	Balance Sheets as of September 30, 2007 and 2006	22
	Statements of Operations for the years ended September 30, 2007, 2006 and 2005	23
	Statements of Comprehensive Income (Loss) and Shareholders' Equity for the years ended September 30, 2007, 2006 and 2005	24
	Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	25
	Notes to Financial Statements	26
	Selected Quarterly Financial Data (unaudited)	33

	All other schedules are either inapplicable or the information is included in the financial statements and, therefore, have been omitted.

(2)	Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
	Valuation of Qualifying Accounts	33

(3)	Exhibits

Exhibit No.	Title

3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2	Amended Bylaws of IEC Electronics Corp. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).
3.3	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
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

3.6	Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.7
Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)

3.8
Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998. (Incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

4.1	Specimen of Certificate for Common Stock. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
4.2
Rights Agreement dated as of June 2, 1998 between IEC Electronics Corp. and Chase Mellon Shareholder Services. LLC., as Rights Agents (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 1998)

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

10.7
Loan Agreement between IEC Electronics Corp., and Keltic Financial Partners, LLP, dated January 14, 2003 (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003)

10.8
First Amendment, dated as of March 23, 2004, to the Loan Agreement dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2004).

10.9
Second Amendment, dated as of January 7, 2005, to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2005).

10.10
Third Amendment dated as of September 30, 2005 to Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement, dated March 23, 2004, and subsequently amended by the Second Amendment to the Loan Agreement dated January 7, 2005, by and between Keltic Financial Partners, L.P. and IEC Electronics Corp. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2005).

10.11
Waiver, dated as of June 25, 2004 to the Loan Agreement, dated January 14, 2003, by and between Keltic Financial Partners, LP and IEC Electronics Corp.(Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2004).

10.12
Fourth Amendment dated as of September 12, 2006 to the Loan Agreement dated January 14, 2003, as amended by the First Amendment to the Loan Agreement dated March 23, 2004, a Second Amendment to the Loan Agreement dated as of January 27, 2005 and a Third Amendment to the Loan Agreement dated September 30, 2005, by and between IEC Electronics and Keltic Financial Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2006).

10.13
Fifth Amendment dated as of December 4, 2006 to the Loan Agreement dated January 14, 2003 by and between IEC Electronics Corp. and Keltic Financial Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 5, 2006).

10.14*
Form of challenge award option agreement granted to senior management in Fiscal 2005 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005).

10.15*
Form of Sales Restriction Agreement between IEC Electronics Corp. and certain option holders, dated as of August 24,2005 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005).

10.16*	Form of First Amendment to Challenge Award Option Agreement dated as of September 29, 2006.
10.17*	2007 Management Incentive Plan
14	Code of Business Conduct and Ethics (Incorporated by Reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on September 1, 2004)
23.1	Consent of Rotenberg & Co., LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2007.

IEC Electronics Corp.

By:/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/W. Barry Gilbert	Chief Executive Officer and
(W. Barry Gilbert)	Chairman of the Board	November 15, 2007

/s/Brian H. Davis	Vice President,
(Brian H. Davis)	Chief Financial Officer
	and Controller	November 15, 2007

/s/Carl E. Sassano	Director	November 15, 2007
(Carl E. Sassano)

/s/Jerold L. Zimmerman	Director	November 15, 2007
(Jerold L. Zimmerman)

/s/Eben S. Moulton	Director	November 15, 2007
(Eben S. Moulton)

/s/Justin L. Vigdor	Director	November 15, 2007
(Justin L. Vigdor)

/s/James C. Rowe	Director	November 15, 2007
(James C. Rowe)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
IEC Electronics Corp.
Newark, New York

We have audited the accompanying balance sheets of IEC Electronics Corp. (a Delaware corporation) as of September 30, 2007 and 2006, and the related statements of operations, comprehensive income and shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the IEC Electronics Corp. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
November 15, 2007

IEC ELECTRONICS CORP.
BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006
(in thousands)

ASSETS

	2007	2006

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net allowance for doubtful Accounts of $100 and $59 respectively)	6,185	4,941
Inventories	3,326	5,114
Deferred income taxes	640	250
Other current assets	75	124

Total Current Assets	10,226	10,429

FIXED ASSETS:
Land and land improvements	$704	$707
Building and improvements	4,134	4,089
Machinery and equipment	22,626	22,164
Furniture and fixtures	4,262	4,170

Sub-Total Gross Property	31,726	31,130
Less Accumulated Depreciation	(30,123)	(29,870)

Net Fixed Assets	1,603	1,260
Other Non Current Assets	16	29

Total Assets	$11,845	$11,718

LIABILITIES AND SHAREHOLDERS' EQUITY

	2007	2006

CURRENT LIABILITIES:
Short term borrowings	$1,325	$3,765
Accounts payable	4,937	3,853
Accrued payroll and related expenses	628	265
Other accrued expenses	366	344

Total current liabilities	7,256	8,227

Long term debt	426	399

TOTAL LIABILITIES	7,682	8,626

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; Issued and outstanding - none	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 8,670,030 and 8,401,133 shares	87	84
Treasury Shares at Cost 412,873 and 412,873 shares	(223)	(223)
Additional paid-in capital	38,794	38,601
Accumulated deficit	(34,495)	(35,370)

Total shareholders' equity	4,163	3,092

	$11,845	$11,718

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(in thousands, except per share and share data)

	2007	2006	2005

Net sales	$40,914	$22,620	$19,066

Cost of sales	37,037	19,867	16,436

Gross profit	3,877	2,753	2,630

Operating expenses
Selling and administrative expenses	2,892	2,155	2,165
Restructuring charge	-	-	119

Total operating expenses	2,892	2,155	2,284

Operating income	985	598	346

Interest and financing expense	(440)	(378)	(363)
Other income (expense)	(42)	(5)	302

Net income before income taxes	503	215	285

(Benefit from) income taxes	(372)	-	-

Net income	$875	215	$285

Net income per common and common equivalent share:

Basic Income available to common shareholders	$0.11	$0.03	$0.03

Diluted Income available to common shareholders	$0.10	$0.03	$0.03

Weighted average number of common and common equivalent shares outstanding:

Basic	8,114,491	7,973,199	8,260,595

Diluted	8,895,819	8,275,961	8,570,520

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(in thousands)

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders Equity
BALANCE,
September 30, 2004		$82	$38,507	$(35,870)	$(92)	$(11)	$2,616

Shares issued under Directors and Employee Stock Plan		$1	$26	-	-	-	$27

Net Income	$285	-	-	$285	-	-	$285

Other comprehensive Income, currency translation adjustments	$92	-	-	-	$92	-	$92

Comprehensive income	$377

BALANCE,
September 30, 2005		$83	$38,533	$(35,585)	$-	$(11)	$3,020

Shares issued and expensed Under Directors and Employee Stock Plan		$1	$68	-	-	-	$69

Net Income	$215	-	-	$215	-	-	$215

Purchase of Treasury Stock		-	-	-	-	$(212)	$(212)

Comprehensive income	$215

BALANCE,
September 30, 2006		$84	$38,601	$(35,370)	$-	$(223)	$3,092

Shares issued and expensed Under Directors and Employee Stock Plan		$3	$193	-	-	-	$196

Net Income	$875	-	-	$875	-	-	$875

Comprehensive income	$875

BALANCE,
September 30, 2007		$87	$38,794	$(34,495)	$-	$(223)	$4,163

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$875	$215	$285
Non-cash adjustments:
Compensation Expense - Stock Options	80	27	-
(Income) from discontinued operations	-	-	(28)
Depreciation and amortization	410	676	1,016
(Gain) loss on sale of fixed assets	17	5	(270)
Issuance of directors fees in stock	41	27	21
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	(2,597)	1,366
Inventories	1,788	(4,484)	1,253
Deferred income taxes	(390)	-	-
Other assets	62	155	3
Accounts payable	1,084	2,935	(1,336)
Accrued expenses	385	(54)	(459)

Net cash flows from operating activities	3,108	(3,095)	(1,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(787)	(407)	(239)
Proceeds from sale of property	17	11	270

Net cash flows from investing activities	(770)	(396)	31

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements	(305)	(346)	(403)
Proceeds from equipment loan	450
Borrowings (payments) on line of credit	(2,558)	3,573	(1,025)
Purchase of Treasury Stock	-	(212)	-
Proceeds from exercise of stock options	75	15	7

Net cash flows from financing activities	(2,338)	3,030	(1,421)

Change in cash and cash equivalents	-	(461)	461
Cash and cash equivalents, beginning of year	-	461	-

Cash and cash equivalents, end of year	$-	$-	$461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$427	$340	$260

Income taxes, net of refunds received	$3	$-	$-

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, 2006 AND 2005

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

Revenue Recognition

The Company’s net revenue is derived from the sale of electronic products built to customer specifications. The Company also derives revenue from design services and repair work. Revenue from sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recovery is reasonable assured. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectable trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectibility of outstanding balances.

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

Stock Based Compensation

The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified Prospective Application Method. Prior to October 1, 2005, the Company accounted for stock-based awards in accordance with APB Opinion No. 25. For the fiscal years ended September 30, 2006 and September 30, 2007, the Company recorded stock-based compensation expense for the cost of stock and options issued under its Stock Option and Incentive Plan. The Company’s expensing of stock-based compensation decreased both our basic and diluted net income per share by less than $0.01 for the fiscal years ended September 30, 2006 and September 30, 2007.

Under the provisions of APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure for the fiscal year ended September 30, 2005 (in thousands, except per share data):

Net earnings, as reported	$285
Deduct: Compensation Cost using the
Fair value method, net of tax	$(199)
Pro forma net earnings	$86
Earnings per share:
Basic - as reported	$0.03
Basic - pro forma	$0.01
Diluted - as reported	$0.03
Diluted - pro forma	$0.01

During 2007, 2006, and 2005 the Company issued 141,250, 27,500, and 643,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Risk free interest rate	4.8%	4.4%	3.9%
Expected term	5 years	4 years	4 years
Volatility	52%	72%	54%
Expected annual dividends	none	none	none

The weighted average fair value of options granted during 2007 was $0.81 with an aggregate value of $113,980. The weighted average fair value of options granted during 2006 was $.27 with an aggregate total value of $7,000. The weighted average fair value of options granted during 2005 was $.54 with an aggregate total value of $201,000. There were no dividends. Forfeitures are recognized as they occur.

On August 24, 2005, the Board of Directors approved accelerated vesting on stock options with an exercise price of $0.90 or higher. Approximately 184,000 options were vested due to this decision.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements, but does not expect the impact to be material.

2. INVENTORIES

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

	2007	2006

Raw Materials	$1,811	$3,270
Work-in-process	1,427	1,836
Finished goods	88	8
	$3,326	$5,114

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

Depreciation and amortization was $0.4 million, $0.7 million, and $1.0 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The principal depreciation and amortization lives used are as follows:

Description	Estimated Useful Lives
Land improvements	10 years
Buildings and improvements	5 to 40 years
Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 7 years

4. CREDIT FACILITIES:

Debt consists of the following at September 30 (in thousands):

	2007	2006
Short Term Borrowings	$1,325	$3,765
Long Term Debt	426	399
	$1,751	$4,164

Under the terms of the current agreement with Keltic Financial Partners. LP (“Keltic”), IEC has a line of credit with a maximum borrowing limit up to $6.0 million based upon advances on eligible accounts receivable and inventory. The Company also has a $0.4 million term loan that is secured by the Company’s real estate, and a $.3 million term loan that is secured by certain manufacturing equipment. The loans have an interest rate of prime plus 1%. The prime rate at September 30, 2007 was 7.75%. The combined balance on the Keltic loans at September 30, 2007 was $1.7 million.

The Keltic loan agreement contains various affirmative and negative covenants including limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants as of September 30, 2007.

Aggregate maturities on term debt are as follows (in thousands):

	Vendor	Real Estate	Equipment
	Agreements	Loan	Loan
2008	11	150	150
2009	3	235	188
Total	$14	$385	$338

5. INCOME TAXES:

The provision for (benefit from) income taxes in fiscal 2007, 2006 and 2005 is summarized as follows (in thousands):

	2007	2006	2005
Current
Federal	$15	$-	$-
State/Other	3	-	-

Deferred
Federal	(370)	-	-
State/Other	(20)	-	-
(Benefit from) provision for income taxes, net	$(372)	-	-

The components of the deferred tax asset (liability) at September 30 are as follows (in thousands):

	2007	2006	2005
Net operating loss and AMT credit carryovers	$15,848	$15,874	$16,069
Accelerated depreciation	500	495	446
New York State investment tax credits	3,276	3,254	3,237
Inventories	95	188	128
Goodwill	130	171	212
Other	197	214	200
	20,046	20,196	20,292
Valuation allowance	(19,406)	(19,946)	(20,042)
	$640	$250	$250

The Company has a net operating loss carryforward of $46.4 million (expiring in years through 2024). The Company has available approximately $4.9 million in New York State investment tax credits (expiring in years through 2017). FAS 109 requires the company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations. During 2001 there was substantial doubt as to the company's viability as a going concern. The company was not certain about its ability to utilize its net operating losses and investment tax credits, so a full valuation allowance was established against the deferred tax asset.

The company has been rebuilding its business and increasing profitability since 2005. Management is increasingly confident about its prospects for future profitability. The outlook for future profitability has been used as a basis for reversing $640,000 of the valuation allowance against the deferred tax asset. Going forward, management will continue to consider what portion of the deferred tax asset is more than likely to be realized, and the valuation allowance will be adjusted accordingly.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
Federal Tax at statutory rates	34.0%	34.0%	34.0%
Goodwill adjustments	-	-	-
State tax, net of Federal Benefit	5.0	5.0	5.0
Utilization of NOL
Carryforwards	-	-	-
Valuation Allowance	(112.0)	(39.0)	(39.0)
	(73.0)%	-%	-%

6. SHAREHOLDERS' EQUITY: Stock-Based Compensation Plans

In December 2001, the Board of Directors authorized the 2001 Stock Option and Incentive Plan, reserving 1,500,000 shares of common stock for issuance to directors, officers, consultants or independent contractors providing services to the Company and key employees. The shareholders approved the 2001 Plan in February 2002. In January 2005, the number of shares reserved under the 2001 Plan was increased from 1,500,000 shares to 2,500,000 shares. The 2001 plan superceded a similar plan that was adopted in 1993 (the “1993 SOP”). The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. In conjunction with the approval of the 2001 Plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under the 2001 Plan generally terminate seven years from date of grant.

Generally, incentive stock options granted during the period between July 1995 through September 2007 vest in annual increments of 25 percent. Starting with fiscal 2007, some incentive stock options were granted that vest 50% after three years from the date of grant, and 50% after four years from the date of grant. In fiscal 2005, the Board of Directors granted certain incentive stock options that vest on the attainment of certain performance goals rather than on the basis of time. Nonqualified stock options granted to directors during fiscal years 1999 to 2007 vest in increments of 33 1/3 percent six months, one year, and two years from the date of grant.

Changes in the status of options under the SOP at September 30, are summarized as follows:

	Shares	Weighted Average
	Under	Exercise	Available
September 30,	Option	Price	for Grant	Exercisable

2004	1,102,035		70,583	481,871
Options granted	643,000	0.54
Options exercised	(41,390)	0.15
Options forfeited	(77,516)	1.01

2005	1,626,129		464,497	789,159
Options granted	27,500	0.63
Options exercised	(77,280)	0.23
Options forfeited	(116,890)	2.06

2006	1,459,459		363,440	700,580
Options granted	141,250	1.68
Options exercised	(239,007)	0.32
Options forfeited	(13,430)	1.79

2007	1,348,272		203,930	704,447

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$ 0.09 - $ 0.21	34,500	1.54	$0.16	34,500	$0.16
$ 0.40 - $ 0.73	684,954	3.67	$0.54	330,089	$0.53
$ 0.95 - $ 1.29	447,334	2.22	$1.00	274,834	$1.03
$ 1.43 - $ 1.95	181,484	4.62	$1.68	65,024	$1.59
	1,348,272			704,447

7. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments, which potentially subject the Company to concentrations of a significant credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers. Five customers accounted for 61% and 66% of our revenue during fiscal 2007 and 2006 respectively.

At September 30, 2007, amounts due from two customers represented 28 percent and 19 percent of trade accounts receivable. At September 30, 2006, amounts due from two customers represented 35 and 11 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

8. COMMITMENTS AND CONTINGENCIES:

As of September 30, 2007, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain renewal options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $5,000, $8,000, $34,000 for fiscal 2007, 2006 and 2005, respectively.

Litigation

On August 13, 2003 General Electric Company (“GE”) commenced an action in the state of Connecticut against IEC and Vishay Intertechnology, Inc. (“Vishay”). The action alleges cause of action for breach of a manufacturing services contract, which had an initial value of $4.4 million, breach of express warranty, breach of implied warranty, and a violation of the Connecticut Unfair Trade Practices Act. Vishay supplied a component that IEC used to assemble printed circuit boards for GE that GE contends failed to function properly requiring a product recall. GE claims damages “in excess of $15,000” plus interest and attorney’s fees. IEC and Vishay are proceeding to defend GE’s Connecticut action on the merits and IEC is proceeding with a cross claim against Vishay. IEC filed a motion for summary judgment directed to all counts. On January 11, 2007, the Court granted the motion in part, dismissing the claim for violation of the Connecticut Unfair Trade Practices Act, but determined that factual issues were disputed on the contract and warranty claims. On September 17, 2007, at a status conference, the parties agreed to a schedule for the case and it was set forth as an order of the Court. The Scheduling Order contemplates a trial to begin on January 5, 2010. IEC intends to vigorously defend the claims and prosecute the cross claim, and is proceeding with the discovery process in accordance with the Scheduling Order.

9. RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The plan allows the Company to make discretionary contributions as determined by the Board of Directors. There were no discretionary contributions for fiscal 2007, 2006, or 2005.

10. SUBSEQUENT EVENTS:

There have been no material subsequent events.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

YEAR ENDED SEPTEMBER 30,2007:
Net sales	$9,246	$10,899	$11,165	$9,604
Gross profit (loss)	208	1,529	1,315	825
Net (loss) income	(576)	603	553	295

Basic earnings(loss) per share	$(0.07)	$0.08	$0.07	$0.03
Diluted earnings(loss) per share	$(0.07)	$0.07	$0.07	$0.03

YEAR ENDED SEPTEMBER 30,2006:
Net sales	$3,607	$5,580	$5,379	$8,054
Gross profit	519	431	755	1,048
Net income	(48)	(168)	79	352

Basic earnings(loss) per share	$(0.01)	$(0.02)	$0.01	$0.05
Diluted earnings(loss) per share	$(0.01)	$(0.02)	$0.01	$0.05

VALUATION AND QUALIFYING ACCOUNTS

	September	Charged to		September
	30, 2006	Expense	Deductions	30, 2007

Allowance for doubtful accounts	59	46	(5)	100
Inventory reserves	516	(58)	547 **	1,005
Warranty reserves	140	26	(51)	115
Deferred tax valuation allowance	19,946	-	(416)	19,530

** customer funded

	September	Charged to			September
	30, 2005	Expense	Deductions		30, 2006
Allowance for doubtful accounts	35	4	20	*	59
Inventory reserves	343	4	169	**	516
Warranty reserves	190	-	(50)		140
Deferred tax valuation allowance		19,729	217		19,946

* recoveries      ** customer funded

	September	Charged to		September
	30, 2004	Expense	Deductions	30, 2005

Allowance for doubtful accounts	500	(58)	(407)	35
Inventory reserves	290	53	-	343
Warranty reserves	75	115	-	190
Deferred tax valuation allowance	20,034	-	(628)	19,406