Form 10-Q
period 2007-12-28
IEC ELECTRONICS CORP
filed 2008-01-28
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 28, 2007

Commission File Number 0-6508

IEC ELECTRONICS CORP.
(Exact name of registrant as specified in its charter.)

Delaware	13-3458955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Norton Street, Newark, New York	14513
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value – 8,717,974 shares as of January 23, 2008.

Part 1. Financial Information
Item 1 — Financial Statements
BALANCE SHEETS
DECEMBER 28, 2007 AND SEPTEMBER 30, 2007
(in thousands)

	DECEMBER 28, 2007	SEPTEMBER 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for Doubtful accounts of $109 and $100 respectively)	7,264	6,185
Inventories	3,770	3,326
Deferred income taxes	760	640
Other current assets	42	75
Total current assets	11,836	10,226
FIXED ASSETS:
Land and land improvements	743	704
Building and improvements	4,164	4,134
Machinery and equipment	22,686	22,626
Furniture and fixtures	4,269	4,262
SUB-TOTAL GROSS PROPERTY	31,862	31,726
LESS ACCUMULATED DEPRECIATION	(30,264)	(30,123)
	1,598	1,603
OTHER NON-CURRENT ASSETS	13	16
	$13,447	$11,845
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$2,680	$1,325
Accounts payable	4,833	4,937
Accrued payroll and related expenses	467	628
Other accrued expenses	440	366
Total current liabilities	8,420	7,256

LONG TERM DEBT	348	426
TOTAL LIABILITIES	8,768	7,682
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; None issued or outstanding	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 8,703,243 and 8,670,030 shares	87	87
Treasury Shares at Cost 412,873 and 412,873 Shares, Respectively	(223)	(223)
Additional paid-in capital	38,889	38,794
Accumulated deficit	(34,074)	(34,495)
Total shareholders' equity	4,679	4,163
	$13,447	$11,845

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006
(in thousands, except share and per share data)

	3 MONTHS ENDED DECEMBER 28, 2007	3 MONTHS ENDED DECEMBER 29, 2006
	(Unaudited)	(Unaudited)

Net sales	$11,160	$9,246
Cost of sales	10,013	9,038
Gross profit	1,147	208
Selling and administrative expenses	754	607
Operating profit	393	(399)

Interest and financing expense	(93)	(124)
Other Expense	-	(50)
Net Income(loss) before income taxes	300	(573)

Provision for(Benefit from) income taxes	(120)	3
Net Income(loss)	$420	$(576)

Net Income(loss) per common and common equivalent share:

Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)

Weighted average number of common and common equivalent shares outstanding:

Basic	8,284,067	8,016,016
Diluted	9,069,316	8,016,016

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006
(in thousands)
	3 MONTHS ENDED DECEMBER 28, 2007	3 MONTHS ENDED DECEMBER 29, 2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$420	$(576)
Non-cash adjustments:
Compensation Expense - Stock Options	41	18
Depreciation	140	102
Issuance of director’s fees in stock	10	5
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	(587)
Inventories	(444)	339
Deferred Income Taxes	(120)	-
Other assets	36 95
Accounts payable	(105)	482
Accrued expenses	(86)	60
Net cash flows from operating activities	(1,185)	(62)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property & equipment	(136)	(477)
Net cash flows from investing activities	(136)	(477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements	(78)	(59)
Borrowings on line of credit	1,355	139
Proceeds from Equipment Loan	-	450
Proceeds from exercise of stock options	44	9
Net cash flows from financing activities	1,321	539

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$89	$121

Income taxes	$-	$3

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 28, 2007

(1) Business and Summary of Significant Accounting Policies

IEC Electronics Corp. ("IEC", the "Company”) is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. The Company’s strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs"). Our quarters end on the last Friday of the final month in the quarter, except that our fiscal year ends on September 30th.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

The major classifications of inventories are as follows at period end (in thousands):

	December 28, 2007	September 30, 2007
	(Unaudited)
Raw materials	$2,177	$1,811
Work-in-process	1,582	1,427
Finished goods	11	88
	$3,770	$3,326

Unaudited Financial Statements

The accompanying unaudited financial statements as of December 28, 2007, and for the three months ended December 28, 2007 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 Annual Report on Form 10-K.

IEC ELECTRONICS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 28, 2007

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

New Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements, but does not expect this to have a material impact.

(2) Financing Agreements

The Company’s financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants for the three month period ended December 28, 2007.

(3) Stock Option Plans

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $41,000 to selling and administrative expenses for the three month period ending December 28, 2007.

The Company issued 7,500 options during the three months ended December 28, 2007. The Company issued 22,500 options during the three months ended December 29, 2006. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED DEC 28, 2007	3 MO. ENDED DEC 29, 2006

Risk free interest rate	3.5%	4.6%
Expected term	4.9 years	5.0 years
Volatility	52%	56%
Expected annual dividends	none	none

IEC ELECTRONICS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 28, 2007

The weighted average fair value of options granted during the three months ended December 28, 2007 was $.86 with an aggregate total value of $6,000. The weighted average fair value of options granted during the three months ended December 29, 2006 was $.70 with an aggregate total value of $16,000.

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

5. INCOME TAXES:

The provision for (benefit from) income taxes for the quarters ending December 28, 2007 and December 29, 2006 is summarized as follows (in thousands):

	Period Ending December 28, 2007	Period Ending December 29, 2006
Current
Federal	-	3
State / Other	-	-

Deferred
Federal	(102)	-
State / Other	(18)	-

Provision for (benefit from)
Income taxes	(120)	3

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended December 28, 2007,
Compared to the Three Months Ended December 29, 2006.

Net sales for the three month period ended December 28, 2007, were $11.2 million, compared to $9.2 million for the comparable period of the prior fiscal year, an increase of 21 percent. The increase in sales is due to the addition of several new customers, and new orders from existing customers.

Our five largest customers accounted for 77.0% of our sales for the quarter ended December 28, 2007, and 69.3% of our sales for the quarter ended December 29, 2006.

Gross profit was $1.1 million or 10.3 percent of sales for the three month period ended December 28, 2007. This compares to $0.2 million or 2.2 percent of sales in the comparable period of the prior fiscal year. On January 24, 2007, one of our customers, Mangrove Systems, announced that it was ceasing operations. As a result of this announcement, we recorded a $339,000 charge against first quarter 2007 cost of sales to cover our accounts receivable and inventory exposure. Without this adjustment, gross profit would have been $0.5 million or 5.9 percent of sales. Our prior period gross profit was quite low, even after adjusting for the Mangrove adjustment. This was due to low productivity levels associated with the training of new employees and the learning curve on new products. The improvement during the first fiscal quarter for 2008 was due to improved training and productivity of our employees.

Selling and administrative expenses were $0.8 million for the three month period ended December 28, 2007, and $0.6 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer’s representatives related to the higher sales revenue, and also due to increased staffing levels necessary to support our growth. Selling and administrative expenses were 6.8 percent of sales during the current period, compared to 6.6 percent of sales during the same quarter of the prior fiscal year.

Interest expense was $93,000 for the three month period ended December 28, 2007, down from $124,000 in the comparable period of the prior fiscal year. The current year reduction in interest expense resulted from less borrowing from our line of credit.

During 2004, we provided engineering services to Mangrove Systems in exchange for a de minimis equity investment in their company. On January 24, 2007, Mangrove announced that they were ceasing operations. We charged this investment against first quarter 2007 other expense as a result of this announcement. We had no other expenses during the three month period ended December 28, 2007.

Income before taxes was $300,000 for the three months ended December 28, 2007. Losses before taxes were ($573,000) in the comparable quarter of the prior fiscal year.

We recorded a $120,000 tax benefit during the three months ended December 28, 2007. This is due to a reversal of the valuation allowance against our deferred tax asset. The reversal of the valuation allowance was based upon management’s belief that it is more likely than not that this portion of our deferred tax asset will be realized. We continue to maintain a $19 million valuation allowance against our net deferred tax assets, which are comprised primarily of net operating loss carryforwards.

Net income was $420,000 for the three months ended December 28, 2007. Losses before taxes were ($576,000) in the comparable quarter of the prior fiscal year.

Diluted income per share was $0.04 as compared a net loss of ($.07) per share for the comparable quarter of the prior fiscal year.

Accounts receivable increased by $1.1 million during the three month period ended December 28, 2007. The increase was due to higher sales. Inventory increased by $0.4 million during the quarter. The increase was due to materials purchased to support next quarter’s shipments.

Liquidity and Capital Resources

Cash flow provided by (used in) operating activities was $1.2 million for the three months ended December 28, 2007 compared to ($0.1) million for the three months ended December 29, 2006. The primary use of cash was a $1.1 million increase in accounts receivable that was due to increased sales. We used $0.1 million and $0.5 million to purchase new equipment (investing activities) during the three month periods ending on December 28, 2007 and December 29, 2006 respectively.

Working capital on December 28, 2007 totaled $3.4 million compared to $3.0 million at our prior fiscal year end. On December 28, 2007, we were borrowing $2.4 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $6.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

 We also have a term loan balance of $348,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the “Real Estate Loan”), and another term loan balance of $300,000 that is secured by certain manufacturing equipment (the “Equipment Loan”). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on December 28, 2007.

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

New Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this to have a material impact.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements, but does not expect this to have a material impact.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements, but does not expect this to have a material impact.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our Term Loans and Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

Item 4T — Controls and Procedures

 Based on their evaluation as of the end of the period covered by this Report, IEC’s Chief Executive Officer and Chief Financial Officer have concluded that IEC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in IEC’s internal control over financial reporting during the first three months of fiscal 2008 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Forward-looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information set forth in Note 4 of the Notes to Financial Statements included in Part I -Item 1 of this Form 10-Q is incorporated by reference.

Item 1A – Risk Factors

There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 — Defaults Upon Senior Securities - None

Item 4 — Submission of Matters to a Vote of Security Holders - None

Item 5 — Other Information - None

Item 6 — Exhibits

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

IEC ELECTRONICS CORP. REGISTRANT

Dated: January 28, 2008	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: January 28, 2008	/s/ Brian H. Davis
Brian H. Davis
Chief Financial Officer and Controller