Form 10-Q
period 2008-03-28
IEC ELECTRONICS CORP
filed 2008-04-29
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value, 8,751,095 shares as of April 24, 2008.

Part 1. Financial Information
Item 1 — Financial Statements

IEC ELECTRONICS CORP.
BALANCE SHEETS
MARCH 28, 2008 AND SEPTEMBER 30, 2007
(in thousands)

	MARCH 28, 2008	SEPTEMBER 30, 2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for Doubtful accounts of $118 and $100 respectively)	8,076	6,185
Inventories	5,073	3,326
Other current assets	74	75
Total current assets	13,223	9,586
FIXED ASSETS:
Land and land improvements	743	704
Building and improvements	4,165	4,134
Machinery and equipment	22,855	22,626
Furniture and fixtures	4,316	4,262
SUB-TOTAL GROSS PROPERTY	32,079	31,726
LESS ACCUMULATED DEPRECIATION	(30,403)	(30,123)
	1,675	1,603
LONG TERM ASSETS:
Deferred Income Tax Asset	1,130	640
Other non-current assets	-	16
	$16,028	$11,845
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$3,474	$1,325
Accounts payable	5,927	4,937
Accrued payroll and related expenses	501	628
Other accrued expenses	441	366
Total current liabilities	10,343	7,256

LONG TERM DEBT	273	426
TOTAL LIABILITIES	10,616	7,682
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; None issued or outstanding	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 8,736,493 and 8,670,030 shares for F08 and F07 respectively	87	87
Treasury Shares at Cost 412,873 and 412,873 Shares, Respectively	(223)	(223)
Additional paid-in capital	38,949	38,794
Accumulated deficit	(33,401)	(34,495)
Total shareholders' equity	5,412	4,163
	$16,028	$11,845

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	MARCH 28, 2008	MARCH 30, 2007
	(Unaudited)	(Unaudited)

Net sales	$11,940	$10,899
Cost of sales	10,557	9,370
Gross profit	1,383	1,529
Selling and administrative expenses	998	783
Operating profit	385	746

Interest and financing expense	(84)	(134)
Gain/(Loss) on disposal of fixed assets	2	(33)
Other Income		24
Net Income(loss) before income taxes	303	603

Provision for (Benefit from) income taxes	(370)	-
Net Income(loss)	$673	$603

Net Income(loss) per common and common equivalent share:
Basic	$0.08	$0.08
Diluted	$0.07	$0.07

Weighted average number of common and common equivalent shares outstanding:
Basic	8,319,497	8,033,343
Diluted	9,002,089	8,849,662

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007
(in thousands, except share and per share data)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 28, 2008	MARCH 30, 2007
	(Unaudited)	(Unaudited)

Net sales	$23,100	$20,145
Cost of sales	20,571	18,408
Gross profit	2,529	1,737
Selling and administrative expenses	1,752	1,390
Operating profit	777	347

Interest and financing expense	(176)	(259)
Gain/(Loss) on disposal of fixed assets	2	(33)
Other Expense		(25)
Net Income(loss) before income taxes	603	30

Provision for (Benefit from) income taxes	(490)	3
Net Income	$1,093	$27

Net Income (loss) per common and common equivalent share:
Basic	$0.13	$0.00
Diluted	$0.12	$0.00

Weighted average number of common and common equivalent shares outstanding:
Basic	8,301,666	8,024,727
Diluted	9,034,332	8,868,415

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007
(in thousands)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 28, 2008	MARCH 30, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,093	$27
Non-cash adjustments:
Compensation Expense - Stock Options	91	41
Depreciation/Amortization	296	204
(Gain)Loss on sale of fixed assets	(2)	33
Issuance of director’s fees in stock	10	25
Changes in operating assets and liabilities:
Accounts receivable	(1,891)	(304)
Inventories	(1,747)	1,440
Deferred Income Taxes	(490)	-
Other assets	1	59
Accounts payable	990	(25)
Accrued expenses	(52)	211
Net cash flows from operating activities	(1701)	1,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property	2	-
Purchases of plant, property & equipment	(353)	(479)
Net cash flows from investing activities	(351)	(479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements		(164) (145)
Borrowings/(Payments) on line of credit	2,160	(1,550)
Proceeds from Equipment Loan	-	450
Proceeds from exercise of stock options	56	13
Net cash flows from financing activities	2,052	(1,232)

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$176	$252

Income taxes	$-	$3

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 28, 2008

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.The major classifications of inventories are as follows at period end (in thousands):

	MARCH 28, 2008	SEPTEMBER 30, 2007
	(Unaudited)
Raw materials	$1,913	$1,811
Work-in-process	2,618	1,427
Finished goods	542	88
	$5,073	$3,326

Unaudited Financial Statements

The accompanying unaudited financial statements as of March 28, 2008, and for the three and six months ended March 28, 2008, have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 Annual Report on Form 10-K.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect adoption of SFAS 141(R) to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect SFAS 160 to have a material effect on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt these provisions beginning with the fiscal year ending September 30, 2009. The Company is currently evaluating the adoption of this pronouncement.

(2) Financing Agreements

The Company’s financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants for the three month period ended March 28, 2008. (3) Stock Option Plans In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $49,697 and $90,543 to selling and administrative expenses for the three and six month periods ending March 28, 2008, respectively.

The Company issued 135,000 and 142,500 options during the three and six month periods ended March 28, 2008, respectively. The Company issued 46,000 and 68,500 options during the three and six month periods ended March 30, 2007, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED	6 MO. ENDED	6 MO. ENDED
	MAR 28, 2008	MAR 30, 2007	MAR 28, 2008	MAR 30, 2007

Risk free interest rate	2.7%	4.7%	2.9%	4.7%
Expected term	4.5 years	3.8 years	4.5 years	4.2 years
Volatility	51%	53%	51%	54%
Expected annual dividends	none	none	none	none

The weighted average fair value of options granted during the three months ended March 28, 2008 was $0.79 with an aggregate total value of $107,300. The weighted average fair value of options granted during the six months ended March 28, 2008 was $0.80 with an aggregate total value of $113,750. The weighted average fair value of options granted during the three months ended March 30, 2007 was $0.69 with an aggregate total value of $6,000. The weighted average fair value of options granted during the six months ended March 30, 2007 was $0.70 with an aggregate total value of $10,000.

4. Litigation

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

5. INCOME TAXES:

The provision for (benefit from) income taxes for the quarters and YTD ending March 28, 2008 and March 30, 2007 is summarized as follows (in thousands):

	3 Months	YTD	3 Months	YTD
	MAR 28, 2008	MAR 28, 2008	MAR 30, 2007	MAR 30, 2007
Current Tax Expense
Federal	103	205	205	9
State / Other	18	36	36	2

Deferred Tax Expense
Federal	(418)	(622)	(205)	(11)
State / Other	(73)	(109)	(36)	(3)

Provision for (benefit from) Income taxes	(370)	(490)	-	3

6. SUBSEQUENT EVENTS:

On April 3, 2008, IEC received a $203,000 NYSERDA loan. This is a low interest loan, subsidized by New York State, to facilitate energy conservation projects. This loan is for a term of 5 years at an effective interest rate of 2.08%. The final loan payment is due May 1, 2013.

 Results of Operations - Three Months Ended March 28, 2008,
Compared to the Three Months Ended March 30, 2007.

Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the three month period ended March 28, 2008, were $11.9 million, compared to $10.9 million for the comparable period of the prior fiscal year, an increase of 9%. The increase in sales is due to a combination of factors. Sales increased from existing customers and three new customers were added. The new customers are expected to reach full production level in the near future. Despite the current economic slowdown, we remain comfortable with our prospects for the remainder of the year. Some of our customers are experiencing difficulty in their end markets but a number of our customers are growing their business.

Our five largest customers accounted for 74.7% of our sales for the quarter ended March 28, 2008, and 63.0% of our sales for the quarter ended March 30, 2007.

Gross profit was $1.4 million or 11.6% of sales for the three month period ended March 28, 2008. This compares to $1.5 million or 14% of sales in the comparable period of the prior fiscal year. On January 24, 2007, one of our customers, Mangrove Systems, announced that it was ceasing operations. As a result of this announcement, we recorded a $339,000 charge against first quarter 2007 cost of sales to cover our accounts receivable and inventory exposure. During March 2007, Carrier Access purchased the assets of Mangrove Systems. Carrier Access subsequently paid the accounts receivable balance and we were able to reverse most of the first quarter adjustment in the second quarter. Without this recovery, gross profit for the 3 months ended March 30, 2007 would have been $1.2 million or 11% of sales.

Selling and administrative expenses were $1.0 million for the three month period ended March 28, 2008, and $0.8 million for the comparable period of the prior fiscal year. The increase in cost is due in part to higher commissions paid to our manufacturer’s representatives related to the higher sales revenue, and also due to increased staffing levels necessary to support our growth. Additionally, the current 3 month period ending March 28, 2008 includes $140,000 associated with the retirement of the Company’s CFO and recruitment of a new CFO and a Director of Customer Management. Selling and administrative expenses were 8.4% of sales during the current period, compared to 7.2% of sales during the same quarter of the prior fiscal year.

Interest expense was $84,000 for the three month period ended March 28, 2008, down from $134,000 in the comparable period of the prior fiscal year. The current quarter reduction in interest expense versus same quarter prior year is the result of a lower average outstanding balance on our working capital line in addition to a lower interest rate. The average outstanding working capital loan and average interest rate for the quarter ended March 28, 2008 were approximately $1.4 million and 2.25% lower, respectively, than the same period in the prior year.

We recorded a $370,000 tax benefit during the three months ended March 28, 2008 and adjusted the deferred tax asset. FASB 109 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize the Company’s net operating loss carryforwards and credits against future income tax obligations. From 2001 through 2005, there was substantial uncertainty as to the Company’s future profitability. Hence, the Company was not certain about its ability to utilize those losses and credits. The Company has been rebuilding its business and increasing its profitability since 2005. Management has taken what it believes to be a conservative posture with respect to the deferred tax valuation allowances. The reversal of the valuation allowance was, and is, based on management’s belief that it is more likely than not that this portion of our deferred tax asset will be realized. We review this issue regularly as we gain greater visibility as to the anticipated profitability of the Company and can estimate what portion of the deferred tax asset is more likely than not to be realized. Consequently, the valuation allowance is correspondingly adjusted.

Net income was $673,000 for the three months ended March 28, 2008. Net Income was $603,000 in the comparable quarter of the prior fiscal year but included some recovery from Carrier Access for the expenses associated with Mangrove System’s cessation of business. Without that recovery the three month period ending March 30, 2007 would have shown Net Income of $314,000 and a diluted income per share of $0.04.

Diluted income per share was $0.07 compared to $.07 per share for the comparable quarter of the prior year. Excluding the Carrier Access recovery of $289,000 associated with the Mangrove expense, diluted income per share in the comparable quarter of prior year would have been $0.04.

Accounts receivable increased by $0.8 million during the three month period ended March 28, 2008. The increase was due to higher sales in the quarter which were weighted toward the end of the quarter. Inventory increased by $1.3 million during the quarter. This increase was due to an escalation in materials purchased to support next quarter’s shipments. Additionally, we accommodated two customer’s requests for minor delays in shipment dates which caused Finished Goods to be carried at quarter end.

Results of Operations - Six Months Ended March 28, 2008,
Compared to the Six Months Ended March 30, 2007.

Net sales for the six month period ended March 28, 2008, were $23.1 million, compared to $20.1 million for the comparable period of the prior fiscal year, an increase of 15%. The increase in sales is due to the addition of several new customers for the comparative period, and new orders from existing customers.

Our five largest customers accounted for 72.0% of our sales for the six months ended March 28, 2008, and 65.7% of our sales for the six months ended March 30, 2007.

Gross profit was $2.5 million or 10.9% of sales for the six month period ended March 28, 2008. This compares to $1.7 million or 8.6% of sales in the comparable period of the prior fiscal year. The improvement in Gross Profit percentage is due to increased productivity through reductions in start-up and training costs. The Company workforce has improved its skill-set. The initial cost investment in training is paying off and significant progress has been made along the new assembly learning curves.

Selling and administrative expenses were $1.8 million for the six month period ended March 28, 2008, and $1.4 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer’s representatives related to the higher sales revenue, and also due to increased staffing levels and associated costs necessary to support our growth. Selling and administrative expenses were 7.6% of sales during the current period, compared to 6.9% of sales during the same period of the prior fiscal year.

Interest expense was $176,000 for the six month period ended March 28, 2008, down from $259,000 in the comparable period of the prior fiscal year. The current year reduction in interest expense resulted from less borrowing from our line of credit and lower interest rates. The average outstanding working capital loan and average interest rate for the six months ended March 28, 2008 were approximately $1.2 million and 1.5% lower, respectively, than the same period in the prior year.

During 2004, we provided engineering services to Mangrove Systems in exchange for a de minimis equity investment in their company. On January 24, 2007, Mangrove announced that they were ceasing operations. We charged this investment of $50,000 against first quarter 2007 “other expense” as a result of this announcement.

Income before taxes was $603,000 for the six months ended March 28, 2008. Income before taxes was $30,000 in the comparable period of the prior fiscal year. The improvement is attributable to margin earned on higher shipment volume versus the same six month period prior year. Additionally, costs associated with start-up and training on new assemblies affected prior year profitability during the comparable six month period.

We recorded a $490,000 tax benefit during the six months ended March 28, 2008 and have adjusted the deferred tax asset. There was no tax benefit booked for the same six month period in the prior year. FASB 109 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize the Company’s net operating loss carryforwards and credits against future income tax obligations. From 2001 through 2005, there was substantial uncertainty as to the Company’s future profitability. Hence, the Company was not certain about its ability to utilize those losses and credits. The Company has been rebuilding its business and increasing its profitability since 2005. Management has taken what it believes to be a conservative posture with respect to the deferred tax valuation allowances. The reversal of the valuation allowance was, and is, based on management’s belief that it is more likely than not that this portion of our deferred tax asset will be realized. We review this issue regularly as we gain greater visibility as to the anticipated profitability of the Company and can estimate what portion of the deferred tax asset is more likely than not to be realized. Consequently, the valuation allowance is correspondingly adjusted.

Net income was $1,093,000 for the six months ended March 28, 2008. Net Income was $27,000 in the comparable period of the prior fiscal year.

Diluted income per share was $0.12 as compared to $0.0 per share for the comparable six months of the prior fiscal year.

Accounts receivable increased by $1.9 million during the six month period ended March 28, 2008. The increase was due to higher sales. Inventory increased by $1.7 million during the six month period. The increase was due to materials purchased to support 3rd quarter expected shipments.

Liquidity and Capital Resources

Cash flow provided by (used in) operating activities was ($1.7) million for the six months ended March 28, 2008 compared to $1.7 million for the six months ended March 30, 2007. The primary use of cash was a $1.9 million increase in accounts receivable that was due to increased sales. A large share of this increase in sales occurred as the 2nd quarter drew to a close. Inventories have increased $1.7 million since the start of the year due mainly to increased purchasing of raw materials to facilitate 3rd quarter shipments. In addition, finished goods inventory increased by $454,000. This use of cash is partially offset by an increase in payables of $1.0 million since the start of the year. We used $0.4 million to purchase new equipment (investing activities) during the six month periods ending on March 28, 2008 compared to $0.5 million during the six months ending on March 30, 2007.

Working capital on March 28, 2008 totaled $3.7 million compared to $3.0 million at our prior fiscal year end. On March 28, 2008, we were borrowing $3.5 million under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $6.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

 We also have a term loan balance of $310,000 that is secured by a first mortgage on the IEC plant in Newark, New York (the “Real Estate Loan”), and another term loan balance of $262,500 that is secured by certain manufacturing equipment (the “Equipment Loan”). The Real Estate Loan is payable in 39 monthly installments of $12,500 that commenced on October 1, 2005, and a final payment of the remaining balance on January 1, 2009. The Equipment Loan is payable in 39 monthly installments of $12,500 that commenced on January 2, 2007, and a final payment of the remaining balance on September 12, 2009. Both term loans have an interest rate of prime plus 1.0%.

 The financing agreements contain various affirmative and negative covenants including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The Company was compliant with these covenants on March 28, 2008.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company does not expect SFAS 160 to have a material effect on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt these provisions beginning with the fiscal year ending September 30, 2009. The Company is currently evaluating the adoption of this pronouncement.

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

Item 4T — Controls and Procedures

Based on their evaluation as of the end of the period covered by this Report, IEC’s Chief Executive Officer and Chief Financial Officer have concluded that IEC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in IEC’s internal control over financial reporting during the second three months of fiscal 2008 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information set forth in Note 4 of the Notes to Financial Statements included in Part I -Item 4 of this Form 10-Q is incorporated by reference.

Item 1A - Risk Factors

There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 — Defaults Upon Senior Securities - None

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on January 23, 2008.

(b)
Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)	(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

Nominee	Votes FOR	Authority Withheld
W. Barry Gilbert	7,639,499	32,744
Eben S. Moulton	7,651,968	20,275
James C. Rowe	7,604,925	67,318
Carl E. Sassano	7,649,468	22,775
Justin L. Vigdor	7,587,013	85,230
Jerold L. Zimmerman	7,651,968	20,275

(ii)
At the Annual Meeting, the stockholders also voted upon a proposal to approve an amendment to the Company’s 2001 Stock Option and Incentive Plan to increase the number of shares that may be issued under the Plan. The tabulation of votes with respect to such matter was as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINING	Broker NON-VOTES
2,861,347	92,793	6,565	4,711,538

Item 5 — Other Information - None

Item 6 — Exhibits

The following documents are filed as exhibits to this Report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC ELECTRONICS CORP.
REGISTRANT

Dated: April 29, 2008	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: April 29, 2008	/s/ Michael R. Schlehr
Michael R. Schlehr
Vice President and Chief Financial Officer