Form 10-Q
period 2008-06-27
IEC ELECTRONICS CORP
filed 2008-07-30
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0.01 Par Value - 9,289,329 shares as of July 28, 2008.

Part 1. Financial Information
Item 1 — Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 27, 2008 AND SEPTEMBER 30, 2007
(in thousands)

	JUNE 27, 2008	SEPTEMBER 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for Doubtful accounts of $158 and $100 respectively)	9,185	6,185
Inventories	6,939	3,326
Other current assets	59	75
Total current assets	16,183	9,586
FIXED ASSETS:
Land and land improvements	743	704
Building and improvements	4,165	4,134
Machinery and equipment	8,559	22,626
Furniture and fixtures	4,025	4,262
SUB-TOTAL GROSS PROPERTY	17,492	31,726
LESS ACCUMULATED DEPRECIATION	(16,937)	(30,123)
	555	1,603
LONG TERM ASSETS:
Deferred Income Tax Asset	8,802	640
Other Non-current Assets	64	16
Total Long-Term Assets	8,866	656
TOTAL ASSETS	$25,604	$11,845

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$7,708	$1,325
Accounts payable	4,553	4,937
Accrued payroll and related expenses	677	628
Other accrued expenses	577	366
Total current liabilities	13,515	7,256
LONG TERM LIABILITIES:
Long Term Debt - Notes Payable	3,175	3
Long Term Debt - Term Loan	1,516	423
Total Long Term Liabilities	4,691	426
TOTAL LIABILITIES	18,206	7,682
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; None issued or outstanding	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 9,285,995 and 8,670,030 shares	93	87
Treasury Shares at Cost 412,873 and 412,873 Shares, Respectively	(223)	(223)
Additional paid-in capital	40,061	38,794
Accumulated deficit	(32,533)	(34,495)
Total shareholders' equity	7,398	4,163
	$25,604	$11,845

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007
(in thousands, except share and per share data)

	3 MONTHS ENDED JUNE 27, 2008	3 MONTHS ENDED JUNE 29, 2007
	(Unaudited)	(Unaudited)

Net sales	$11,888	$11,165
Cost of sales	10,475	9,850
Gross profit	1,413	1,315
Selling and administrative expenses	828	821
Operating profit	585	494

Interest and financing expense	(106)	(91)
Other Income (Expense)	(302)	-
Net Income before income taxes	177	403

Benefit from income taxes	(691)	(150)
Net Income	$868	$553

Net Income per common and common equivalent share:

Basic	$0.10	$0.07
Diluted	$0.09	$0.06

Weighted average number of common and common equivalent shares outstanding:

Basic	8,708,537	8,321,284
Diluted	9,455,970	9,103,314

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007
(in thousands, except share and per share data)

	9 MONTHS ENDED JUNE 27, 2008	9 MONTHS ENDED JUNE 29, 2007
	(Unaudited)	(Unaudited)

Net sales	$34,988	$31,309
Cost of sales	31,046	28,256
Gross profit	3,942	3,053
Selling and administrative expenses	2,580	2,213
Operating profit	1,362	840

Interest and financing expense	(281)	(350)
Gain/(Loss)on disposal of fixed assets	2	(33)
Other Income/(Expense)	(301)	(25)
Net Income before income taxes	782	432

Benefit from income taxes	(1,181)	(147)
Net Income	$1,963	$579

Net Income per common and common equivalent share:

Basic	$0.23	$0.07
Diluted	$0.21	$0.06

Weighted average number of common and common equivalent shares outstanding:

Basic	8,437,789	8,123,943
Diluted	9,194,454	8,957,425

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE Nine MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007
(in thousands)

	9 MONTHS ENDED	9 MONTHS ENDED
	JUNE 27, 2008	JUNE 29, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income loss)	$1,963	$579
Non-cash adjustments:
Compensation Expense - Stock Options	143	60
Depreciation	404	316
(Gain)loss on sale of fixed assets	(2)	33
Issuance of director’s fees in stock	15	33
Changes in operating assets and liabilities:
Accounts receivable	(1,337)	(1,597)
Inventories	(1,968)	1,741
Deferred Income Taxes	(1,181)	(250)
Other assets	32	78
Accounts payable	(812)	1,285
Accrued expenses	177	526
Net cash flows from operating activities	(2,566)	2,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property	2,002	-
Cash Investment into Subsidiary	(5,500)	-
Cash Received from Subsidiary	544
Purchases of plant, property & equipment	(1,185)	(639)
Capitalized acquisition costs paid	(54)	-
Net cash flows from investing activities	(4,193)	(639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings/ Repayments on Debt	6,756	(2,296)
Proceeds from exercise of stock options	67	31
Capitalized financing costs	(64)	-
Net cash flows from financing activities	6,759	(2,265)

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$281	$340

Income taxes	$2	$3

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2008

(1) Business and Summary of Significant Accounting Policies

IEC Electronics Corp. ("IEC", the "Company”) is an independent electronics manufacturing services ("EMS") provider of complex printed circuit board assemblies, wire and cable harnesses, and electronic products and systems. The Company provides high quality electronics manufacturing services with state-of-the-art manufacturing capabilities and production capacity. Utilizing automated manufacturing and test machinery and equipment, IEC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. As an independent full-service EMS provider, the Company offers its customers a wide range of manufacturing services, on either a turnkey or consignment basis. These services include product development, prototype assembly, material procurement, volume assembly, test engineering support, statistical quality assurance, order fulfillment and repair services. The Company’s strategy is to cultivate strong manufacturing relationships with established and emerging original equipment manufacturers ("OEMs"). Our quarters end on the last Friday of the final month in the quarter, except that our fiscal year ends on September 30.

Acquisition

On May 30, 2008, the Company acquired all the stock of Val-U-Tech Corp. (“Val-U-Tech”) The acquired business enables IEC to enter the wire and cable harness interconnect business with leased facilities in Victor, New York. The acquisition substantially enhances the Company’s sales mix. Val-U-Tech’s interconnect expertise, supported by a solid management team, supplements the Company’s core market sectors in Military/Aerospace and Industrial marketplace.

The Val-U-Tech operation manufactures printed circuit assemblies and cable harnesses for customers in the Military, Industrial and Medical markets. The Company believes there will be continued growth in these markets along with the ability to support IEC’s customer base.

The purchase price for the Val-U-Tech acquisition was $10.4 million, which includes a post closing working capital adjustment of approximately $.4 million, funded by senior bank debt, seller notes, sales leaseback of some of IEC’s fixed assets, and the issuance of 500,000 shares of common stock to the sellers. In addition, the Company assumed working capital liabilities of approximately $.5 million, primarily trade accounts payable. The purchase price may be increased or decreased depending upon the gross revenues of Val-U-Tech for its calendar year ending December 31, 2008 and depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009. In addition, the Seller Notes is subject to a final working capital reconciliation.

Under the purchase method of accounting, the initial purchase price is allocated to Val-U-Tech’s net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of May 30, 2008 is as follows:

(Dollars in thousands)	At May 30, 2008

Current Assets	$3,851
Property and Equipment	175
Deferred Tax Asset	6,927
Total assets acquired	10,953

Current Liabilities	$511

Net assets acquired	$10,442

Cash paid to Sellers	$5,500
Stock Issued to sellers [500,000 @ $2.10]	1,050
Seller Notes	3,892
Net assets acquired	$10,442

The above table comprises our supplemental disclosure of non-cash investing and financing activities.

The following table represents IEC’s proforma consolidated results of operations as if the acquisition of Val-U-Tech had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical IEC results to include Val-U-Tech results of operations and incremental interest and other expenses related to the acquisition debt. The proforma results do not include any cost savings or additional sales that may result from the combination of IEC and Val-U-Tech operations. The proforma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessary indicative of future results.

(Dollars in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net Sales	$14,356	$13,921	$44,456	$42,332
Net Earnings Before Tax	338	693	1,506	1,302
Net Earnings, inclusive of	$1,029	$843	$2,687	$1,449
Deferred tax benefit
Basic earnings per share	$.12	$.10	$.30	$.17
Diluted earnings per share	$.11	$.09	$.28	$.15

Weighted average number of common and common equivalent shares outstanding:

Basic	8,869,648	8,821,284	8,826,678	8,623,943
Diluted	9,617,081	9,603,314	9,583,343	9,457,425

CONSOLIDATION

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, Val-U-Tech, from May 31, 2008. All significant inter-company transactions and accounts have been eliminated.

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

Cash

The Company’s cash received is applied against its revolving line of credit on a daily basis reducing interest expense.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

	June 27, 2008	September 30, 2007
	(Unaudited)
Raw materials	$3,017	$1,811
Work-in-process	2,493	1,427
Finished goods	1,429	88
	$6,939	$3,326

Unaudited Financial Statements

The accompanying unaudited financial statements as of June 27, 2008, and for the three and nine months ended June 27, 2008 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 Annual Report on Form 10-K.

IEC ELECTRONICS CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2008

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 but does not expect it to have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 but does not expect it to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) but does not expect it to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company is currently evaluating the impact of SAB 110 but does not expect it to have a material effect on its financial statements.

(2) Financing Agreements

The Company entered into a $14.2 million new senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank) on May 30, 2008. The following is a summary of the credit and sale leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory. As of June 27, 2008, outstanding loans under the revolving credit facility were $6.6 million. The credit facility matures on May 30, 2013. Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios. For the quarter ended June 27, 2008 the average rate was approximately 4.83%

▪	A $1.7 million term loan amortized equally over 60 months beginning July 2008. The Company’s interest rate is fixed at 6.7%.

▪
An available but currently unused $1.5 million equipment line of credit. The credit facility is amortized equally over 60 months and matures on May 30, 2013. Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing. To date, there have been no borrowings against this line.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008. Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. Assets sold had a cost of $15.6 million inclusive of $1.2 million of assets purchased during the nine months ended June 27, 2008, and an accumulated depreciation of $13.6 million. A minimal loss will be amortized over the five year period of the lease.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Val-U-Tech; a pledge of all the Company’s equity interest in Val-U-Tech, a negative pledge on the Company’s real property and a guaranty by Val-U-Tech.

In connection with the acquisition of Val-U-Tech and the payment of the purchase price to the sellers (see Note (1) above Pg. 7), a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.9 million with interest at the rate of 4% per annum.  Payments of principal and interest will be made in 20 equal quarterly installments of approximately $195,000 beginning September 1, 2008. The Seller Notes are subject to a final reconciliation, and may be increased or decreased depending upon the gross revenues of Val-U-Tech for its calendar year ending December 31, 2008 and depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement. In addition, the Seller Notes is subject to a final working capital reconciliation.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to debt and fixed charges. The Company must also maintain a minimum EBITDARS level of $350,000 per quarter.

The Company was compliant with these covenants for the three month period ended June 27, 2008.

At the closing of the Credit Agreement a portion of the proceeds from the Revolving Credit Loans and the Term Loan repaid all of the Company’s obligations to our prior senior lender.

On April 3, 2008, the Company received an energy loan ("NYSERDA Loan") from M&T Bank in the principal amount of $203,306. The NYSERDA Loan is a low interest loan, subsidized by New York State, to facilitate energy conservation projects. The NYSERDA Loan is for a term of 5 years and has an effective interest rate of 2.08%. The maturity date is May 1, 2013. As amended, the NYSERDA Loan is subject to the same financial covenants as those contained in the Credit Agreement.

Annual maturities of debt (in thousands) for the five years succeeding June 27, 2008 are as follows:

Year 1	Year 2	Year 3	Year 4	Year 5

$ 7,708*	$1,128	$1,158	$1,189	$1,216

*includes revolver of $6,610

(3) Stock Based Compensation

In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of June 27, 2008, there were 595,511 shares remaining available for issuance under the 2001 Plan.

a.)
Stock Option Plan - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS No. 123R effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS No. 123R was an increase of $45,271 and $135,814 to selling and administrative expenses for the three and nine month periods ending June 27, 2008, respectively.

The Company issued 25,000 and 167,500 options during the three and nine month periods ended June 27, 2008, respectively. The Company issued 0 and 67,500 options during the three and nine month periods ended June 29, 2007, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED	9 MO. ENDED	9 MO. ENDED
	JUN 27, 2008	Jun 29, 2007	JUN 27, 2008	JUN 29, 2007

Risk free interest rate	2.5%	N/A	2.7%	4.7%
Expected term	4.9 years	N/A	4.7 years	4.2 years
Volatility	50%	N/A	51%	54%
Expected annual dividends	none	none	none	none

The weighted average fair value of options granted during the three months ended June 27, 2008 was $0.91 with an aggregate total value of $22,800. The weighted average fair value of options granted during the nine months ended June 27, 2008 was $0.82 with an aggregate total value of $136,550. There were no options granted during the three months ended June 29, 2007. The weighted average fair value of options granted during the nine months ended June 29, 2007 was $0.70 with an aggregate total value of $46,930.

b.) Restricted Stock Awards - The Company granted 27,000 shares of restricted stock with an actual expense is $7,088 during the three and nine month periods ended June 27, 2008. The awards prohibit selling the shares for two years and are forfeited if the executives leave before the vesting date.

(4) Litigation

There are no material legal proceedings pending to which IEC property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

Without the admission by any party of any acts of wrongdoing of any kind, all the parties entered into a Release and Settlement Agreement, dated June 25, 2008, (the "Agreement"), which settled all the issues and disputes raised in the action commenced on August 13, 2003 by General Electric Company ("GE") in the State of Connecticut against IEC, Vishay Intertechnology, Inc., and Vishay Dale Electronics, Inc. (collectively "Vishay"). Pursuant to the terms of the Agreement, Vishay has paid GE the sum of $350,000 and IEC has paid GE the sum of $100,000 and has agreed to pay GE an additional sum of $100,000 on or before June 25, 2009. The entire $200,000 was expensed in the quarter ending 6/27/08.

(5) Income Taxes

The provision for (benefit from) income taxes for the quarters and YTD ending June 27, 2008 and June 29, 2007 is summarized as follows (in thousands):

	3 Months	3 Months	YTD	YTD
	JUN 27, 2008	JUN 29, 2007	JUN 27, 2008	JUN 29, 2007
Current Tax Expense
Federal	60	16	281	22
State / Other	11	3	47	4

Deferred Tax Expense (Benefit)
Federal	(648)	(145)	(1,282)	(147)
State / Other	(114)	(24)	(227)	(26)

Provision for (benefit from)
Income taxes	(691)	(150)	(1,181)	(147)

The components of the deferred tax asset at June 27, 2008 and September 30, 2007 are as follows (in thousands):

	2008	2007
Net operating loss and AMT credit carryovers	$15,848	$15,848
NY investment tax credits	3,276	3,276
Other	922	922
	20,046	20,046
Valuation allowance	(11,244)	(19,406)
Deferred Income Tax Asset	$8,802	$640

The valuation allowance on IEC’s deferred tax asset was reduced by the by the amount of the deferred tax asset projected to be consumed by Val-U-Tech’s taxable income over the period of time that IEC’s net operating losses expire, 2024. This resulted in a reduction of goodwill associated with the Val-U-Tech purchase price to $0 and a net increase in the Company’s consolidated deferred taxable asset of $6.9 million. This did not have an impact on the consolidated income statements for the period ended June 27, 2008.

(6) Val-U-Tech leases

The Company leases its building and an automobile under the terms of non-cancelable operating leases. The building lease expires in December 2012. Annual minimum lease obligations are as follows:

Year	Amount
2008	$176,857
2009	176,857
2010	176,857
2011	187,150
2012	187,150
Total minimum lease payments	$904,871

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended June 27, 2008,
Compared to the Three Months Ended June 29, 2007.

Net sales for the three month period ended June 27, 2008, were $11.9 million, compared to $11.2 million for the comparable period of the prior fiscal year, an increase of 6 percent. The soft economy has impacted two of the Company’s customers, and management does not see the conditions changing for the two customers for at least six more months. The Company has experienced solid new orders from the balance of its existing customers.

On May 30, 2008, the Company acquired all the equity of Val-U-Tech Corp. (“Val-U-Tech”). IEC’s results for the quarter ended June 27, 2008 contained one month of Val-U-Tech’s operating results. The Val-U-Tech acquisition added $1.0 million in sales for the month of June.

Our five largest customers accounted for 67% of our sales for the quarter ended June 27, 2008, with Military and Aerospace representing 27%, Industrial 40%. For the quarter ended June 29, 2007, our five largest customers accounted for 68% of our sales with Military and Aerospace representing 31%, Industrial 23% and Communications 14%. Our customer mix and in turn concentration will change from quarter to quarter based upon their end market demand. No customer in the quarter ended June 27, 2008 represented more than 20% of the Company’s sales. One customer represented 23% of the Company’s sales in the comparable period of the prior fiscal year.

Gross profit was $1.4 million or 11.9 percent of sales for the three month period ended June 27, 2008. This compares to $1.3 million or 12 percent of sales in the comparable period of the prior fiscal year. Val-U-Tech added $196,000 of gross profit to the three month period. Absent the newly acquired operation, gross profit would have been $1.2 million and 11% for the three month period ended June 27, 2008. Val-U-Tech’s gross profit percentage was 19.6% for the month of June.

Selling and administrative expenses were $0.8 million for the three month period ended June 27, 2008 and $0.8 million for the comparable period of the prior fiscal year. Selling and administrative expenses were 7.2% of sales during the current period, compared to 7.3% of sales during the same quarter of the prior fiscal year.

Interest expense was $106,000 for the three month period ended June 27, 2008, as compared to $91,000 in the same period of the prior fiscal year. The current period reflects $24,000 additional interest expense associated with debt incurred to fund the acquisition of Val-U-Tech Corp. Interest expense is expected to increase to approximately $144,000 in the fourth quarter, reflecting the acquisition debt levels outstanding for the entire quarter.

Other expense was $302,000 for the three month period ended June 27, 2008, an increase from $0 other expenses during the three month period ended June 29, 2007. The increase in Other expense reflects the one time charges associated with settling the GE litigation, $232,000 including legal costs, and $70,000 of legal and other costs associated with termination of the agreement with our prior senior lender. (See Litigation Note (4) above)

Income before taxes was $177,000 for the three months ended June 27, 2008. Income before taxes was $403,000 in the comparable quarter of the prior fiscal year. The acquisition of Val-U-Tech contributed $122,000 of pretax income in the three months ended June 27, 2008.

We recorded a $691,000 tax benefit during the three months ended June 27, 2008. This is due to an adjustment to the valuation allowance against our deferred tax assets. We continue to maintain an $11 million valuation allowance against our deferred tax assets. We will review the valuation allowance and continue to make appropriate adjustments as we rebuild the business.

Net income was $868,000 for the three months ended June 27, 2008 and $553,000 for the three months ended June 29, 2007.

Diluted income per share was $0.09 as compared to $.06 per share for the comparable quarter of the prior fiscal year.

Consolidated Accounts receivable increased by $1.1 million during the three month period ended June 27, 2008. The newly acquired company, Val-U-Tech, added $1.7 million at May 30, 2008. Absent the newly acquired business, Accounts Receivable declined based on stronger collections activity.

Consolidated Inventory increased by $1.9 million during the quarter inclusive of $1.6 million from the Val-U-Tech acquisition at May 30, 2008. Absent the newly acquired company, inventories increased due to the softer economy, which impacted two of our customers and contributed to a higher level of finished goods inventory. Management does not see these conditions changing for the two customers for at least six more months.

Consolidated Accounts Payable was reduced by $1.4 million during the three month period ending June 27, 2008. The newly acquired company added payables of $0.4 million at May 30, 2008. Absent the newly acquired company, the reduction in payables was driven by payment of invoices associated with a capital investment as well as payment for invoices on inventory advanced to facilitate some of our customer requirements.

Results of Operations - Nine Months Ended June 27, 2008,
Compared to the Nine Months Ended June 29, 2007.

Net sales for the nine month period ended June 27, 2008 were $35.0 million, compared to $31.3 million for the comparable period of the prior fiscal year, an increase of 12 percent. The increase in sales is due to the addition of several new customers, and an increase in orders from existing customers. As mentioned above in the three month results of operations, the soft economy has impacted two of the Company’s customers, and management does not see the conditions changing for these two customers for at least six more months. The Val-U-Tech acquisition added $1.0 million in sales for the month of June.

Our five largest customers accounted for 69% of our sales for the nine months ended June 27, 2008, with Military and Aerospace representing 22%, Industrial 38%, and Computing 9%. In the comparable nine month period ending June 29, 2007 was 61% with Military and Aerospace representing 32%, Industrial 21% and Communications 8%. Our customer mix and in turn concentration will change from quarter to quarter based upon their end market demand. One customer represented approximately 22% of the Company’s sales in the nine months ended June 27, 2008. One customer represented 23% of the Company’s sales in the comparable period of the prior fiscal year.

Gross profit was $3.9 million or 11.1 percent of sales for the nine month period ended June 27, 2008. This compares to $3.1 million or 10 percent of sales in the comparable period of the prior fiscal year. This increase in gross profit percentage was due to slightly higher productivity levels associated as a result of our training efforts and the mix of products the Company produced. Productivity improved during our second quarter and was maintained during our third fiscal quarter. The newly acquired Company added $196,000 of gross profit to the nine month periods. Absent the newly acquired operation, gross profit would have been $3.7 million and 10.9% for the nine month period ended June 27, 2008.

Selling and administrative expenses were $2.6 million for the nine month period ended June 27, 2008, and $2.2 million for the comparable period of the prior fiscal year. The increase in cost is due to higher commissions paid to our manufacturer’s representatives related to the higher sales revenue, and also due to provisions made for officer and employee incentive payments. Selling and administrative expenses were 7.4 percent of sales during the current period, compared to 7 percent of sales during the same quarter of the prior fiscal year. The newly acquired Company accounted for $65,000 of the increase in the nine month period.

Interest expense was $281,000 for the nine month period ended June 27, 2008, down from $350,000 in the comparable period of the prior fiscal year. Interest expense was $69,000 lower than prior year because we were able to negotiate lower fees with our lender. This was somewhat offset by the increase associated with increased borrowing from our line of credit that was necessary to support both our revenue growth and our acquisition of Val-U-Tech.

Other expense was $301,000 for the nine month period ended June 27, 2008, an increase from $25,000 of other expenses during the nine month period ended June 29, 2007. The increase in Other expense reflects the one time charges associated with settling the GE litigation, $232,000 including legal costs, and $70,000 of legal and other costs associated with termination of the agreement with our prior senior lender. (See Litigation, Note (4) above)

Income before taxes was $782,000 for the nine months ended June 27, 2008. This compares to net income before taxes of $432,000 for the nine month period of the prior fiscal year. The acquisition of Val-U-Tech contributed $122,000 of pretax income in the nine month period.

We recorded a $1.2 million tax benefit during the nine months ended June 27, 2008. This is due to an adjustment to the valuation allowance against our deferred tax assets. We continue to maintain an $11 million valuation allowance against our deferred tax assets. We will review the valuation allowance and continue to make appropriate adjustments as we rebuild the business.

Net income for the nine months ended June 27, 2008 was $2.0 million versus a net income of $579,000 in the comparable period of the prior fiscal year.

Diluted income per share was $0.21 as compared to diluted income per share of $0.06 in the comparable quarter of the prior fiscal year.

Consolidated working capital on June 27, 2008 totaled $2.6 million compared to $2.3 million at our prior fiscal year end. Consolidated Accounts receivable increased by $3.0 million during the nine month period ended June 27, 2008. The increase includes $1.7 million of Val-U-Tech’s Accounts Receivable acquired on May 30, 2008. Absent the newly acquired company, Receivables grew as a result of increased sales activity.

Consolidated Inventory increased by $3.6 million since September 30, 2007. Inventory included with the acquisition of Val-U-Tech was $1.6 million. Absent the newly acquired company, inventory grew to support a higher level of sales. Additionally, the softer economy, which impacted two of our customers, contributed to a higher level of finished goods inventory. Management does not see the conditions changing for the two customers for at least six more months.

Consolidated Accounts Payable has declined by $0.4 million in the last nine months. The newly acquired company added $0.4 million to consolidated Payables.

We spent $1.2 million on new equipment during the nine month period ended June 27, 2008. This equipment provides new manufacturing and test capabilities necessary to support our growing business. We financed these purchases through our revolving line of credit.

On May 30, 2008, the Company entered into a new senior secured loan agreement with M&T Bank. A revolving credit facility up to $9.0 million, available for direct borrowings was established. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory. As of June 27, 2008, outstanding loans under the revolving credit facility were $6.6 million.

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

From time to time we are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Impact of Inflation

The impact of inflation, more appropriately fuel prices, has been challenging on our operations. To date the impact has been minimal due to the fact that we have been able to adjust many of our bids to reflect most inflationary increases in costs; however that is not clear this will continue and in turn could affect our margins.

New Pronouncements

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 157 but does not expect it to have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 but does not expect it to have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) but does not expect it to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company is currently evaluating the impact of SAB 110 but does not expect it to have a material effect on its financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

Item 4 – Controls and Procedures

Based on their evaluation as of the end of the period covered by this Report, IEC’s Chief Executive Officer and Chief Financial Officer have concluded that IEC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by IEC in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in IEC’s internal control over financial reporting during the first nine months of fiscal 2008 or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Forward-looking Statements

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to assimilate acquired businesses and to achieve anticipated benefits of such acquisitions, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material legal proceedings pending to which IEC property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

Without the admission by any party of any acts of wrongdoing of any kind, all the parties entered into a Release and Settlement Agreement, dated June 25, 2008, (the "Agreement"), which settled all the issues and disputes raised in the action commenced on August 13, 2003 by General Electric Company ("GE") in the State of Connecticut against IEC, Vishay Intertechnology, Inc., and Vishay Dale Electronics, Inc. (collectively "Vishay"). Pursuant to the terms of the Agreement, Vishay has paid GE the sum of $350,000 and IEC has paid GE the sum of $100,000 and has agreed to pay GE an additional sum of $100,000 on or before June 25, 2009.

Item 1A - Risk Factors

There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30,2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - The information set forth in item 3.02 of the Company’s Current Report on Form 8-K dated May 30, 2008 is incorporated herein by reference.

Item 3 – Defaults Upon Senior Securities - None

Item 4 – Submission of Matters to a Vote of Security Holders - None

Item 5 – Other Information - None

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

10.1	Agreement and plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23rd 2008

10.2	Credit Facility Agreement dated as of May 30, 2008 by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC ELECTRONICS CORP.
REGISTRANT

Dated: July 29, 2008	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: July 29, 2008	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer

Balance of the page intentionally left blank