Form 10-K
period 2008-09-30
IEC ELECTRONICS CORP
filed 2008-11-13
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008 or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

At March 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates for the registrant was $13,605,851 (based on the closing price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 06, 2008, there were outstanding 9,336,292 shares of Common Stock.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

		PAGE
	PART I
Item 1:	Business	3
Item 1A:	Risk Factors	6
Item 1B:	Unresolved Staff Comments	10
Item 2:	Properties	10
Item 3:	Legal Proceedings	10
Item 4:	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of Registrant	11

	PART II
Item 5:	Market for Registrant's Common Equity, Related Stockholder
	Matters, and Issuer Purchases of Equity Securities	12
Item 6:	Selected Consolidated Financial Data	13
Item 7:	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	18
Item 8:	Financial Statements and Supplementary Data	18
Item 9:	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	19
Item 9A(T):	Controls and Procedures	19
Item 9B:	Other Information	20

	PART III
Item 10:	Directors, Executive Officers, and Corporate Governance	20
Item 11:	Executive Compensation	20
Item 12:	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	20
Item 13:	Certain Relationships, Related Transactions and
	Director Independence	20
Item 14:	Principal Accountant Fees and Services	20

	PART IV
Item 15:	Exhibits and Financial Statement Schedules	21

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section-27A of the Securities Act of 1933 and section-21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K are made only as of the date of this Report on Form-10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

IEC Electronics Corp.,("IEC", "we", "our", “us” the “Company”), is a premier provider of electronic manufacturing services,(“EMS”), to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies. We excel where quality is paramount and where low to medium volume, high mix production is the norm. We utilize state-of-the art, automated manufacturing and reliability testing equipment and have created a “high intensity response culture” to react to our customer’s ever-changing needs. As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have truly set ourselves apart through an uncommon mix of unique features including…

•
A world class Technology Center that combines a dedicated prototype manufacturing center with an on-site Materials Analysis Lab (headed by a staff PhD) for the seamless introduction of complex electronics

•	A sophisticated Lean/Sigma continuous improvement program supported by four certified Six Sigma Blackbelts delivering best-in-class results

•	Industry-leading Web Portal providing real-time access to a wide array of critical customer data

•	In-house custom functional test development to support complex system-level assembly, test, troubleshoot and end-order fulfillment

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966. On May 30, 2008, IEC acquired all of the stock of Val-U-Tech Corp., a wire and cable harness interconnect business, located in Victor, New York. Val-U-Tech is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors. Val-U-Tech manufactures a diverse portfolio of custom cable/wire harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds with an emphasis on perfect quality delivered precisely on time.

IEC is a world-class ISO 9001-2000 and AS9100 certified company. The AS9100 standard certification enables IEC to service the military and commercial aerospace markets. We are ITAR registered and NSA approved under the COMSEC standard. Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. Many customers consider these certifications crucial when qualifying an EMS provider. Our state-of-the-art Technology Center includes pilot build, prototype assembly, design engineering services, and an Advanced Materials Technology Laboratory.

We continually evaluate emerging technology and maintain a technology road map to ensure relevant processes are available to our customers when commercial and design factors so indicate. The current generation of interconnection technologies includes chip scale packaging and ball grid array (BGA) assembly techniques. We have placed millions of plastic and ceramic BGA's since 1994. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory, and is supported by our Design Engineering Group.

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

IEC's Strategy

Our strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs in the electronics, military and aerospace industries that require high reliability final assemblies. These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, we offer our customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.

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

Products and Services

We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, and medical instrumentation. During the fiscal year ended September 30, 2008 we provided electronics and cable harness manufacturing services to approximately 52 different customers. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture successive product generations for our customers. In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

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

Suppliers

We operate in a strategic partnership arrangement with our key distribution suppliers. These strategic partnerships and associated automated trading methodologies provide benefits such as better payment terms, consignment or bonded inventories, reduced procurement lead-time, competitive pricing, reduced quotation processing, some protection during periods of supply allocation and opens access to global resources. We also have preferred supplier partnership agreements in place for custom commodities such as printed circuit boards and metals.

Marketing and Sales

Our sales increased during 2008, primarily due to the addition of several new customers, and increased market share with existing customers. These customers, along with the customers we anticipate adding, are expected to generate further revenue growth during 2009. We utilize a direct sales force as well as a nationwide network of Manufacturers Representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligned with our core areas of expertise. For example, we focus on customers developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications, medical, military and general industrial.

Typically, the demand profiles associated with these customers are high reliability and are in the low to moderate volume range with high variability of quantity and mix requirements for end item configurations. In fact, these products often represent emerging technologies requiring high intensity of manufacturing support to seamlessly transfer them from the early product development stage through prototyping onto volume manufacturing. As these products exit the product development phase, specialized capabilities are required to support rapid response prototyping requirements in a dynamic engineering change environment. As a result, the usual industry outsourcing models associated with these customers rarely include supply alternatives in low cost labor regions such as Asia and Mexico.

Our sales efforts are driven by focused marketing and sales activities in targeted areas supported by customer presentations. Sales leads resulting from these marketing activities are assigned to a representative covering a customer's location for qualification and further development. Referrals by existing customers continue to be one of our sources of new opportunities.

Backlog

Our backlog as of September 30, 2008 and 2007 was approximately $40.5 million and $22.3 million, respectively. We had additional forecasted orders as of September 30, 2008 and 2007 of $3.4 million and $5.3 million respectively. Forecasted orders are not firm orders, but our customers have made commitments to compensate us for any unused inventory that we procure in anticipation of these orders. Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. Substantially the entire current backlog is expected to be shipped within our current fiscal year. Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in fluctuations in backlog from period to period.

Governmental Regulation

Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that our business is operated in compliance with all applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies, which respectively, pertain to health and safety in the work place and the use, discharge, and storage of chemicals employed in the manufacturing process. Current costs of compliance are not material to us. However, new or modified requirements, not presently anticipated, could be adopted creating additional expense for us.

Employees

IEC's employees numbered 350 at September 30, 2008, including 292 employees engaged in manufacturing, 28 in engineering, and 22 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and believe that our employee relations are good. We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.

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

A small number of customers are responsible for a significant portion of our net sales. During fiscal 2008, 2007, and 2006, our five largest customers accounted for 62%, 61%, and 66% of net sales, respectively. The percentage of IEC's sales to its major customers may fluctuate from period to period. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at the current levels, or at all.

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

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers and suppliers. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables. Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial credit terms our suppliers extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

ENERGY PRICE INCREASES MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS

Certain of the components used in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. Over the past several years, energy prices have sharply increased and have experienced significant volatility. These increased energy prices have resulted in an increase to our raw material costs and transportation costs. In addition, the transportation costs of certain of our suppliers and customers have increased, and some of these increased costs may be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

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

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION.

Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results. Such cancellations, reductions or delays have occurred and may continue to occur. The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers' products in their end markets
•	our customers' attempts to manage their inventory
•	electronic design changes
•	changes in our customers' manufacturing strategy
•	recessionary conditions in customers' industries

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

OUR RECENT ACQUISITION MAY NOT RESULT IN THE BENEFITS AND REVENUE GROWTH WE EXPECT.

In May 2008, we completed our acquisition of Val-U-Tech Corp. We may continue to acquire additional businesses in the future. This acquisition and future acquisitions involve risks, including:

•	integration and management of the operations;
•	retention of key personnel;
•	integration of information systems, internal procedures, accounts receivable and management, financial and operational controls;
•	retention of customer base of acquired businesses;
•	diversion of management’s attention from other ongoing business concerns; and exposure to unanticipated liabilities of acquired companies.

These and other factors could harm our ability to achieve anticipated levels of profitability or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

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

In our turnkey operations, we must order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements typically include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we actually may not be reimbursed on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire and retain our qualified engineering and technical personnel;
•	maintain and enhance our technological leadership; and
•	develop and market manufacturing services that meet changing customer needs.

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

COMPLIANCE OR THE FAILURE TO COMPLY WITH CURRENT AND FUTURE ENVIRONMENTAL REGULATIONS COULD CAUSE US SIGNIFICANT EXPENSE.

We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations. While we are not currently aware of any violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A REDUCTION IN THE VALUE OF OUR COMMON STOCK.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of our internal control over financial reporting.

We are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could lead to a failure to meet reporting obligations to the SEC, which in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing debt and our secured credit facility contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures and minimum earnings before interest, taxes, depreciation and amortization, rent and lease payments and stock option expense(EBITDARS) and restrict our ability to:

•	incur debt;
•	incur or maintain liens;
•	make acquisitions of businesses or entities;
•	make investments, including loans, guarantees and advances;
•	engage in mergers, consolidations or certain sales of assets;
•	engage in transactions with affiliates; and
•	pay dividends or engage in stock redemptions or repurchases.

Our credit facilities are secured by a general security agreement in the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiary, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiary.

Our ability to comply with covenants contained in our existing debt and secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which may have a material adverse effect on our financial condition. We are currently in compliance with all of our covenants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We own our administrative and main manufacturing facility which is located in Newark, New York and contains an aggregate of approximately 300,000 square feet. We also lease a manufacturing facility in Victor, New York, which contains an aggregate of approximately 18,000 square feet. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which IEC or its subsidiary is a party or of which any of their property is the subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent (5%) of Common Stock of IEC, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiary or has a material interest adverse to IEC or its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2008, no matters were submitted to vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2008, were as follows:

Name	Age	Position

W. Barry Gilbert	62	Chairman of the Board, and Chief Executive Officer

Jeffrey T. Schlarbaum	42	Executive Vice President and President of IEC Contract Manufacturing

Michael R. Schlehr	46	Vice President and Chief Financial Officer

Donald S. Doody	42	Senior Vice President of Operations

W. Barry Gilbert has served as Chief Executive Officer since June 2002. He has been a director of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the William E. Simon Graduate School of Business Administration of the University of Rochester. Mr. Gilbert previously held the position of President of the Thermal Management Group of Bowthorpe (now known as Spirent) and was corporate Vice President and President of the Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation. He holds an MBA from the University of Rochester in Applied Economics and Finance.

Jeffrey T. Schlarbaum was promoted to Executive Vice President and President of IEC Contract Manufacturing in May 2008. He joined IEC in May 2004 as Vice President of Sales and Marketing and in November 2006 he was appointed Executive Vice President of Sales and Marketing. Before joining IEC, he had over 15 years of sales experience in the electronics industry. Most recently, he served as Regional Vice President of Sales for Plexus Corp., a contract manufacturer of electronics products, Neenah, Wisconsin. Prior to that, he worked as Vice President of Sales, Eastern Region for MCMS as well as holding various senior sales and marketing management positions with MACK Technologies and Conner Peripherals. He holds a Bachelors of Business Administration degree from National University, and an MBA from Pepperdine University.

Michael R. Schlehr joined IEC in February of 2008 with more than 20 years experience in operations and financial management for manufacturers in diverse industries.  Mr. Schlehr started his career with RJR Nabisco in various facility accounting roles and eventually as a Senior Investment Analyst at the corporate level.  He was a Controller and Production Manager for a subsidiary of Smurfit/Stone.  Mr. Schlehr held positions of Operations Manager and Corporate Controller before relocating to Rochester, NY for Birdseye Foods, Inc. where he functioned as Director of Operations Accounting.  Mr. Schlehr’s most recent position was Vice President of Finance and Administration for the Process Solutions Division of Robbins & Myers, Inc.  He holds a BS degree with Honors in dual majors of Accounting and Management from Canisius College in Buffalo, NY.

Donald S. Doody, was promoted to Senior Vice President of Operations in May 2008. He joined IEC in November 2004 as Vice President of Operations. Before joining IEC, he had more than 8 years of experience in the contract electronics manufacturing industry. He started his career with GE Transportation and Industrial Systems and became a Master Black Belt/Supplier Quality Engineer. Mr. Doody was a senior manufacturing engineer at Plexus Corporation, then became VP/GM of MCMS’s North Carolina facility. When Plexus acquired MCMS he became responsible for leading Lean Manufacturing and Six Sigma initiatives throughout the company. Mr. Doody holds a BS degree in Engineering from the State University of New York, Buffalo and a Master’s degree in Industrial Science from Colorado State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

IEC's Common Stock is listed on The Over-the-Counter Bulletin Board ("OTCBB") under the symbol IECE.OB.

The following table sets forth, for the fiscal quarter indicated, the high and low closing prices for the Common Stock as reported on the OTCBB. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter	High	Low
October 1, 2005 – December 30, 2005	$0.74	$0.41
December 31, 2005 – March 31, 2006	$0.93	$0.55
April 1, 2005- June 30, 2006	$0.85	$0.60
July 1, 2006- September 30, 2006	$1.15	$0.77
October 1, 2006 – December 29, 2006	$1.75	$1.09
December 30, 2006 – March 30, 2007	$1.66	$1.41
March 31, 2007 – June 29, 2007	$1.98	$1.48
June 30, 2007 – September 30, 2007	$2.05	$1.75
October 1, 2007 – December 28, 2007	$2.50	$1.60
December 29, 2007 – March 28, 2008	$1.90	$1.60
March 29, 2008 – June 27, 2008	$2.20	$1.50
June 28, 2008 – September 30, 2008	$2.20	$1.76

The closing price of IEC's Common Stock on the OTCBB on November 6, 2008, was $1.70 per share.

(b) Holders.

As of November 6, 2008, there were approximately 165 holders of record of IEC's Common Stock. Many of our shares of Common Stock are held in street name by brokers and other institutions, and we are unable to estimate the number of their beneficial stockholders.

(c) Dividends.

IEC has never paid dividends on its Common Stock. It is the current policy of the Board of Directors of IEC to retain earnings for use in our business. Certain financial covenants set forth in IEC's current loan agreement prohibit IEC from paying cash dividends. We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans:
approved by security holders	1,412,537	$0.97	582,118
not approved by security holders	-	NA	-
Total	1,412,537	$0.97	582,118

Issuance of Unregistered Securities:	Not Applicable

Repurchases of IEC Securities:	We repurchased no shares during the last quarter of fiscal 2008.

Item 6. SELECTED FINANCIAL DATA

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share data)

Years Ended September 30,	2008	2007	2006	2005	2004

INCOME STATEMENT DATA

Net sales	$51,092	$40,914	$22,620	$19,066	$27,701

Gross profit (loss)	$6,217	$3,877	$2,753	$2,630	$1,987

Operating income (loss)	$2,392	$985	$598	$346	$(759)

Net income (loss)	$10,477	$875	$215	$285	$(828)

Net income (loss) per common and common equivalent share:
Basic	$1.22	$0.11	$0.03	$0.03	$(0.10)
Diluted	$1.12	$0.10	$0.03	$0.03	$(0.10)

Common and common equivalent shares
Basic	8,554	8,114	7,973	8,261	8,119
Diluted	9,337	8,896	8,276	8,571	8,119

BALANCE SHEET DATA

Working capital	$4,254	$2,970	$2,202	$2,038	$726

Total assets	$33,520	$11,845	$11,718	$5,538	$8,530

Long-term debt, including current maturities	$10,008	$1,751	$4,164	$937	$2,366

Shareholders' equity	$15,976	$4,163	$3,092	$3,020	$2,616

Note: Comparability of 2008 to prior year data is affected by the 2008 acquisition of Val-U-Tech.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements, the related Notes to Financial Statements and the Five-Year Summary of Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K.

Overview

During 2004, we refocused our sales efforts on high technology products that are less likely to migrate to offshore suppliers due to proprietary technology content, governmental restriction or volume considerations. Since then we have continued to expand our business adding new customers and new markets. Our customer base is stronger and more diverse than ever. We continue to expand in areas we view as important for our continued growth. IEC is ISO-9001:2000 registered, and an NSA approved supplier under the COMSEC standard. Both IEC and Val-U-Tech, our newly acquired cable harness and interconnect business, are AS9100 certified to service the military and commercial aerospace market sector. We have identified and gained entry into advantageous markets by leveraging our ability to provide products of the highest quality and reliability, including significantly complex, low-run volume assemblies. Currently, the markets we serve include military, governmental agencies, aerospace, communications, medical, computing and a variety of industrial sectors. Our backlog of business has grown significantly and we enter fiscal 2009 with $40.5 million in backlog plus customer forecasts for an additional $3.4 million. We continue to improve our internal bench strength and skills, our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage the steady growth in volume and complexity that we are experiencing. Despite the recessionary outlook for the economy, based upon cautiously optimistic comments from our customers in the military and aerospace sectors, we expect continued growth in both revenue and profitability throughout fiscal 2009.

Analysis of Operations

Sales (dollars in millions)

For Year Ended September 30,	2008	2007	2006

Net sales	$51.1	$40.9	$22.6

IEC’s revenue has grown 25% over 2007 and 126% over the sales achieved in 2006. This significant growth has been fueled by the expansion and diversification discussed above, as well as by the recent strategic acquisition of our Val-U-Tech cable and interconnect business. The most significant revenue growth in recent years has occurred for IEC in the military and industrial market sectors.

Gross Profit (dollars in thousands and as a % of Net Sales)

For Year Ended September 30,	2008	2007	2006

Gross profit	$6,217	$3,877	$2,753

Gross profit percent	12.2%	9.5%	12.2%

Gross profit as a percentage of sales was significantly improved over 2007. The improvement of 2.7 percentage points of gross margin at a materially higher revenue level further demonstrates that IEC is a strong company showing tangible, bottom line results on sales growth. This improvement in gross margin was expected and was discussed in the 2007 year end SEC filing. In fiscal 2007 IEC endured a transition from low volume prototype work to new programs with larger production volumes. The associated learning curves for new employees and for new products affected our efficiency and therefore our profitability. In fiscal 2008 labor efficiency improved through effective training of production employees, investments in capital equipment that served to modernize some processes, and through further implementation of continuous improvement and lean manufacturing principles. Our workforce has expanded in size and in capability. Because of our execution, our customers have rewarded us with ongoing programs and additional business. The ongoing programs have become a stable core of our operation. IEC expects this drive for increased productivity to result in additional future improvements in gross margin going forward. A further improvement to our gross margin was realized as a result of acquiring the Val-U-Tech interconnect business.

Selling and Administrative Expense (dollars in thousands and as a % of Net Sales)

For Year Ended September 30,	2008	2007	2006

Selling and administrative expense	$3,825	$2,892	$2,155

Selling and administrative expense percent	7.5%	7.1%	9.5%

Selling and administrative expenses as a percentage of sales increased slightly to 7.5% in fiscal 2008 compared to 7.1% in fiscal 2007. However, at 7.5%, Selling and Administrative expenses remain significantly below the 9.5% experienced in 2006. In total dollars, the spending has increased over the three year period albeit at a slower rate than the increase in sales. The increased spending in Selling and Administrative was $0.9 million from fiscal 2007 to fiscal 2008 inclusive of $0.3 million of Selling and Administrative expense absorbed through the acquisition of Val-U-Tech. The remaining increase in spending of $0.6 million is largely the result of costs incurred to strengthen our Sales and Marketing team, our Finance department and our Information Systems and Technology group. Additionally, we added cost in 2008 for an investor relations resource.

Other Income and Expense (dollars in millions)

For Year Ended September 30,	2008	2007	2006

Interest and financing expense	$0.5	$0.4	$0.4
Other (income)/expense	$0.3	$-	$-

Interest and financing expense increased slightly from $440,000 in 2007 to $452,000 in 2008. IEC assumed additional debt at the end of May, 2008 to fund the acquisition of Val-U-Tech but concurrently benefited from lower interest rates. The M&T Bank credit facility is more advantageous than our agreement with our previous senior lender. Additionally, the prime rate continued to decline throughout fiscal 2008. The average month end debt balance during fiscal 2008 was $ 6.1 million. Our average month end debt balance during fiscal 2007 was $ 2.9 million.

We had “Other expense” of $0.3 million during fiscal 2008 versus no material “other expenses” in recent years. This was primarily attributable to legal and settlement costs related to the GE litigation which had continued for the six previous years(See financial statement note #9). Additionally, there was a termination fee associated with exiting the credit agreement with our previous senior lender.

Income Taxes (dollars in thousands)

For Year Ended September 30,	2008	2007	2006

Effective tax (benefit)	$ (8,843)	$ (372)	-

Our 2008 tax benefit included an $8,883,274 reversal of the valuation allowance against our deferred tax asset, and a $40,000 provision for current taxes due. The reversal of the valuation allowance was based on management’s belief that this portion of the deferred tax asset will be realized. We continue to maintain a $3.3 million valuation allowance against our net deferred tax assets, which are comprised primarily of NY State investment tax credits.

Our 2007 tax benefit included a $390,000 reversal of the valuation allowance against our deferred tax asset, and an $18,000 provision for current taxes due. At that time we had a $19 million valuation allowance against our net deferred tax assets. Further detailed discussion of the deferred tax asset and valuation allowance appears later in this filing. (See financial statement note #5)

Liquidity and Capital Resources

Cash Flow provided by (used in) operating activities was $0.1 million for the fiscal year ended September 30, 2008 compared to $3.1 million for fiscal 2007. A principal reason for this variance of ($3.0) million versus prior year is related to working capital changes associated with our company’s expansion. Exceptionally strong achievement in fourth quarter 2008 shipments resulted in increased year end receivables and therefore a use of cash of ($2.5) million, a variance versus prior year of ($1.3) million. Additionally, the increased shipment volume and overall continued growth of IEC’s business drove an increase ($0.6) million in cash invested in inventory, a variance of ($2.4) million versus prior year. The increase in year end payables is consistent with the increased inventory at year end and was a source of $0.8 million in cash, a variance of ($0.3) versus prior year. Offsetting these variances to prior year and consistent with the growth IEC is experiencing, our source of cash from earnings increased by $1.0 million versus prior year.

Cash Flow provided by (used in) investing activities was ($4.4) million for the fiscal year end versus ($0.8) million for fiscal 2007. As defined in detail in the acquisition section of this filing (See financial statement note #3), IEC invested cash of ($5.5) million as part of the purchase of its wholly owned subsidiary Val-U-Tech. During fiscal 2008 we invested ($1.4) million in new production equipment to improve efficiency and capacity. This investment nearly doubled the fiscal 2007 investment of ($0.8) million, further demonstrating IECs continued commitment to growth. Offsetting these uses of cash, IEC received $2.0 million in proceeds from the sale of equipment to our senior lender. Additionally, the acquired company provided beginning cash of $0.5 million.

Cash Flow provided by (used in) financing activities was a source of $4.4 million in fiscal 2008 versus a net usage of ($2.3) million in fiscal 2007. The variance year over year is attributable to the funding from our new credit facility to enable the acquisition and expansion experienced in fiscal 2008 versus the net pay-down of debt which occurred during fiscal 2007. At September 30, 2008 we had a $5.0 million balance under our revolving credit facility. The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $9.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base. On September 30, 2008, the remaining availability under the collateralized portion of our line of credit was $4.0 million. We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

The Company entered into a $14.2 million senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank) on May 30, 2008. The following is a summary of the credit and sale leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory. The credit facility matures on May 30, 2013. Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios. During the 4th quarter of fiscal 2008 we determined that the committed revolving credit facility with our senior lender would more accurately be classified as a long term debt.

▪
A $1.7 million term loan amortized equally over 60 months beginning July 2008. The Company’s interest rate is fixed at 6.7%. As a result of strong cash flow for the period, IEC made an advance payment of $0.5 million toward the term loan principal, in addition to the regular monthly amortization.

▪
An available $1.5 million equipment line of credit which will be amortized equally over 60 months and mature on May 30, 2013. Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.

▪	A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of IEC and its subsidiaries; a pledge of all the Company’s equity interest in Val-U-Tech, a negative pledge on the Company’s real property and a guaranty by Val-U-Tech.

In connection with the acquisition of Val-U-Tech and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.9 million with interest at the rate of 4% per annum.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges. These are calculated on a twelve month rolling basis. The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter. The Company was compliant with these covenants as of September 30, 2008. The table below provides details on the Company’s performance relative to each of the three covenants as of September 30, 2008:

Covenant	Requirement		Actual Performance

▪ Minimum quarterly EBITDARS	$	≥ 350,000	$1,180,000
▪ Fixed Charge Coverage		≥ 1.1x	4.1x
▪ Total Debt to EBITDARS		< 3.75x	2.8x

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

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Impact of Inflation

The impact of inflation, more particularly fuel prices, has been challenging on our operations. To date the impact has been minimal due to the fact that we have been able to adjust many of our bids to reflect most inflationary increases in costs; however it is not clear this will continue and in turn could affect our margins.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 but does not expect it to have a material effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of IEC due to adverse changes in financial rates. We are exposed to market risk in the area of interest rates. One exposure is directly related to our Revolving Credit borrowings under the Credit Agreement, due to the variable interest rate pricing. Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 25 through 38 of this Form 10-K and is indexed under Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on accounting and financial disclosure matters.

ITEM 9A(t) CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures associated with the “base IEC business”, excluding the recently acquired Val-U-Tech operation, as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that “base IEC business, excluding the Val-U-Tech operation, has disclosure controls and procedures which were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures. The Val-U-Tech operation will be evaluated in exactly the same manner and management will report on the effectiveness of controls of that operation as of September 30, 2009 in the 10-K filing.

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company,

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

An evaluation, based on the framework entitled Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO), was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(d) Inherent Limitations of Internal Controls.

In designing and evaluating our internal control system, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and that the effectiveness of any system has inherent limitations including, but not limited to, the possibility of human error and the circumvention or overriding of controls and procedures. Management, including the principal executive officer and the principal financial officer, is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, internal control over financial reporting may not prevent or detect misstatements. Although unlikely, misstatements due to error or fraud may occur and not be detected in a timely manner.

ITEM 9B OTHER INFORMATION

 The Rights Agreement dated as of June 2, 1998 between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, terminated on June 15, 2008, upon expiration of the purchase rights, and is of no further force and effect. The Rights Agreement is described in the Company's Current Report on Form 8-K filed on July 1, 1998, which is incorporated by reference herein. The Board retains the right to adopt a new rights agreement in the future if it determines in the exercise of its fiduciary duties that such action is necessary or advisable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement issued in connection with the 2009 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

IEC has adopted a Code of Business Conduct and Ethics (the “Code”), which applies to all of its directors, officers (including IEC’s Chief Executive Officer, Chief Financial Officer, and other senior financial officers), and employees. The Code, a copy of which was filed as Exhibit 14 to IEC’s Current Report on Form 8-K filed on September 1, 2004, may be viewed on IEC’s website, www.iec-electronics.com, under its “Investor Relations – Corporate Governance” captions, and is available in print (free of charge) to any person upon request to Chief Financial Officer, IEC Electronics Corp., 105 Norton Street, Newark, NY 14513, telephone (315) 331-7742. Any amendment to, or waiver of, a provision of the Code which applies to IEC’s Chief Executive Officer, Chief Financial Officer, or other senior financial officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors – Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement issued in connection with the 2009 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the section entitled “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be filed with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2009 Annual Meeting of Stockholders and is incorporated in this report by reference thereto. Information relating to Equity Compensation Plans is found in Item 5 of Part II of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors” contained in the definitive proxy statement issued in connection with the 2009 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Independent Public Accountants” contained in the definitive proxy statement issued in connection with the 2009 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report and as response to Item 8:

All other schedules are either inapplicable or the information is included in the consolidated financial statements and, therefore, have been omitted.

(2)	Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
	Valuation of Qualifying Accounts	38

(3) Exhibits

Exhibit No.	Title

2.1
Agreement and Plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

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
10.1*
Form of Indemnity Agreement between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

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
10.6*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on August 22, 2007 (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders).

10.7
Credit Facility Agreement dated as of May 30, 2008 by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

10.8	First Amendment to Credit Facility Agreement made July 29, 2008 to be effective as of May 30, 2008 between IEC Electronics Corp. and Manufacturers and Traders Trust Company
10.9*
Form of Challenge Award Option Agreement granted to senior management in Fiscal 2005 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)

10.10*	Form of First Amendment to Challenge Award Option Agreement dated as of September 29, 2006 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007)
10.11*	Form of Second Amendment to Challenge Award Option Agreement dated as of January 23, 2008
10.12*
Form of Sales Restriction Agreement between IEC Electronics Corp. and certain option holders, dated as of August 24,2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)

10.13*	Option Award Agreement between the Company and W. Barry Gilbert dated as of August 12, 2003
10.14*	First Amendment to Option Award Agreement between the Company and W. Barry Gilbert dated as of August 15, 2006
10.15*	Restricted Stock Award Agreement between the Company and Jeffrey T. Schlarbaum dated as of May 14, 2008
10.16*	Restricted Stock Award Agreement between the Company and Donald S. Doody dated as of May 14, 2008
10.17*	Separation Agreement between the Company and Brian Davis dated February 15, 2008
10.18*	Independent Consulting Agreement between the Company and Brian Davis dated February 15, 2008
10.19*	2008 Management Incentive Plan
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on September 1, 2004)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Rotenberg & Co., LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008.

IEC Electronics Corp.

By:/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/W. Barry Gilbert	Chief Executive Officer and Chairman of the Board	November 13, 2008
(W. Barry Gilbert)

/s/Michael R. Schlehr	Vice President and Chief Financial Officer	November 13, 2008
(Michael R. Schlehr)

/s/Carl E. Sassano	Director	November 13, 2008
(Carl E. Sassano)

/s/Jerold L. Zimmerman	Director	November 13, 2008
(Jerold L. Zimmerman)

/s/Eben S. Moulton	Director	November 13, 2008
(Eben S. Moulton)

/s/Justin L. Vigdor	Director	November 13, 2008
(Justin L. Vigdor)

/s/James C. Rowe	Director	November 13, 2008
(James C. Rowe)

ROTENBERG & CO. LLP
Certified Public Accountants

585.295.2400 • 585.295.2150 (fax)

1870 Winton Road South • Rochester, NY 14618 • www.rotenbergllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
IEC Electronics Corp. and Subsidiaries
Newark, New York

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, comprehensive income and shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2008. The company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

Rotenberg & Co., LLP

Rochester, New York
November 13, 2008

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007
(in thousands)

ASSETS

	2008	2007

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for doubtful	10,345	6,185
Accounts of $145 and $100 respectively)
Inventories	5,566	3,326
Deferred income taxes	1,908	640
Other current assets	61	75

Total Current Assets	17,880	10,226

FIXED ASSETS:
Land and land improvements	742	704
Building and improvements	4,368	4,134
Machinery and equipment	8,567	22,626
Furniture and fixtures	4,083	4,262

Sub-Total Gross Property	17,760	31,726
Less Accumulated Depreciation	(16,907)	(30,123)

Net Fixed Assets	853	1,603

NON-CURRENT ASSETS:
Deferred income taxes	14,727	-
Other Non Current Assets	60	16

Total Non-Current Assets	14,787	16

Total Assets	$33,520	$11,845

LIABILITIES AND SHAREHOLDERS' EQUITY

	2008	2007

CURRENT LIABILITIES:
Short term borrowings	$1,098	$1,325
Accounts payable	6,125	4,937
Accrued payroll and related expenses	808	628
Other accrued expenses	603	366

Total current liabilities	8,634	7,256

Long term debt	8,910	426

Total Liabilities	17,544	7,682

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized – 500,000 shares; Issued and outstanding – none	–	–
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 9,326,582 and 8,670,030 shares	93	87
Treasury Shares at Cost 412,873 and 412,873 shares	(223)	(223)
Additional paid-in capital	40,124	38,794
Accumulated deficit	(24,018)	(34,495)

Total shareholders' equity	15,976	4,163

Total liabilities and shareholders’ equity	$33,520	$11,845

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(in thousands, except per share and share data)

	2008	2007	2006

Net sales	$51,092	$40,914	$22,620

Cost of sales	44,875	37,037	19,867

Gross profit	6,217	3,877	2,753

Selling and administrative expenses	3,825	2,892	2,155

Operating income	2,392	985	598

Interest and financing expense	452	440	378
Other expense (footnote #9)	306	42	5

Net income before income taxes	1,634	503	215

(Benefit from) income taxes (footnote #3)	(8,843)	(372)	-

Net income	$10,477	$875	$215

Net income per common and common equivalent share:

Basic Income available to common shareholders	$1.22	$0.11	$0.03

Diluted Income available to common shareholders	$1.12	$0.10	$0.03

Weighted average number of common and common equivalent shares outstanding:

Basic	8,553,635	8,114,491	7,973,199

Diluted	9,337,097	8,895,819	8,275,961

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(in thousands)

			Additional	Retained		Total
	Comprehensive	Common	Paid-In	Earnings	Treasury	Shareholders
	Income	Stock	Capital	(Deficit)	Stock	Equity

BALANCE,
September 30, 2005		$83	$38,533	$(35,585)	$(11)	$3,020

Shares issued and expensed Under Directors and Employee Stock Plan		$1	$68	-	-	$69

Net Income	$215	-	-	$215	-	$215

Purchase of Treasury Stock		-	-	-	(212)	$(212)

Comprehensive income						$215

BALANCE,
September 30, 2006		$84	$38,601	$(35,370)	$(223)	$3,092

Shares issued and expensed Under Directors and Employee Stock Plan		$3	$193	-	-	$196

Net Income	$875	-	-	$875	-	$875

Comprehensive income						$875

BALANCE,
September 30, 2007		$87	$38,794	$(34,495)	$(223)	$4,163

Shares issued and expensed Under Directors and Employee Stock Plan		$1	$285	-	-	$286

Shares Issued for Val-U-Tech Acquisition		$5	$1,045	-	-	$1,050

Net Income	$10,477	-	-	$10,477	-	$10,477

Comprehensive income						$10,477

BALANCE,
September 30, 2008		$93	$40,124	$(24,018)	$(223)	$15,976

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,477	$875	$215
Non-cash adjustments:
Compensation Expense - Stock Options	195	80	27
Depreciation and amortization	378	410	676
(Gain) loss on sale of fixed assets	1	17	5
Issuance of directors fees in stock	35	41	27
Changes in operating assets and liabilities:
Accounts receivable	(2,497)	(1,244)	(2,597)
Inventories	(595)	1,788	(4,484)
Deferred income taxes	(9,014)	(390)	-
Other assets	(23)	62	155
Accounts payable	761	1,084	2,935
Accrued expenses	333	385	(54)

Net cash flows from operating activities	51	3,108	(3,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	2,002	17	11
Cash Paid for Acquisition of Subsidiary	(5,500)	-	-
Cash Received upon Acquisition of Subsidiary	544	-	-
Purchases of property, plant and equipment	(1,434)	(787)	(407)
Capitalized acquisition costs paid	(54)	-	-

Net cash flows from investing activities	(4,442)	(770)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Revolver	3,964	(2,558)	3,573
Repayments on Term Debt	(1,501)	(305)	(346)
Borrowings from Term Debt	1,903	450	-
Purchase of Treasury Stock	-	-	(212)
Proceeds from exercise of stock options	89	75	15
Capitalized financing costs	(64)	-	-

Net cash flows from financing activities	4,391	(2,338)	3,030

Change in cash and cash equivalents	-	-	(461)
Cash and cash equivalents, beginning of year	-	-	461

Cash and cash equivalents, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$452	$427	$340
Income taxes, net of refunds received	3	3	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Val-U-Tech Assets and Liabilities acquired (footnote #3):
Net Accounts Receivable	$1,663	$-	$-
Net Inventories	1,645	-	-
Net Fixed Assets	175	-	-
Deferred Tax Assets	6,981	-	-
Accounts Payable	428	-	-
Accrued Expenses	83	-	-

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, 2007 AND 2006

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

IEC Electronics Corp.,("IEC", "We", "Our", the “Company”), is a premier provider of electronic manufacturing services to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies. We excel where quality is paramount and where low to medium volume, high mix production is the norm. We utilize state-of-the art, automated manufacturing and reliability testing equipment and have created a “high intensity response culture” to react to our customer’s ever-changing needs. As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have truly set ourselves apart through an uncommon mix of unique features including:

▪
A world class Technology Center that combines a dedicated prototype manufacturing center with an on-site Materials Analysis Lab (headed by a staff PhD) for the seamless introduction of complex electronics

▪	A sophisticated Lean/Sigma continuous improvement program supported by four certified Six Sigma Blackbelts delivering best-in-class results

▪	Industry-leading Web Portal providing real-time access to a wide array of critical customer data

▪	In-house custom functional test development to support complex system-level assembly, test, troubleshoot and end-order fulfillment

Cash and Cash Equivalents

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

Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectable trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances.

Inventory Valuation

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.

Property, Plant and Equipment

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

Depreciation and amortization was $0.4 million, $0.4 million, and $0.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

Stock Based Compensation

The Company accounts for stock based compensation under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Stock-based compensation expense for all stock-based compensation awards granted on or after October 1, 2005 is based on the grant-date fair value estimated in accordance with SFAS No. 123(R). The Company recognizes these compensation costs ratably over the requisite service period of the award. SFAS No. 123(R) also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (“APIC pool”). In November 2005, the FASB issued Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides entities an elective alternative simplified method for computing their APIC pool upon adoption of SFAS No. 123(R). The Company has evaluated its APIC pool and has determined that it was immaterial as of October 1, 2005. SFAS No.123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Prior to the adoption of SFAS No.123(R), the Company accounted for stock-based compensation cost using the intrinsic value method of accounting prescribed by APB No. 25, and had adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition Disclosure. See Note #6 for additional information on stock-based compensation.

Income Tax/Deferred Tax Policy

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which require recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, Val-U-Tech, from May 31, 2008. All significant inter-company transactions and accounts have been eliminated.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 but does not expect it to have a material effect on its consolidated financial statements.

2. INVENTORIES

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end (in thousands):

	2008	2007

Raw Materials	$3,111	$1,811
Work-in-process	1,743	1,427
Finished goods	712	88
	$5,566	$3,326

3. ACQUISITION

On May 30, 2008, the Company acquired all the stock of Val-U-Tech Corp. (“Val-U-Tech”) The acquired business enables IEC to enter the wire and cable harness interconnect business. The acquisition substantially enhances the Company’s sales mix. Val-U-Tech’s interconnect expertise, supported by a solid management team, supplements the Company’s core market sectors in Military/Aerospace and Industrial marketplace.

The Val-U-Tech operation manufactures printed circuit assemblies and cable harnesses for customers in the Military, Industrial and Medical markets. The Company believes there will be continued growth in these markets along with the ability to support IEC’s customer base.

The purchase price for the Val-U-Tech acquisition was $10.4 million, which includes a post closing working capital adjustment of approximately $.4 million, funded by senior bank debt, seller notes, sales leaseback of some of IEC’s fixed assets, and the issuance of 500,000 shares of common stock to the sellers. In addition, the Company assumed liabilities of approximately $.5 million, primarily trade accounts payable. The purchase price may be increased or decreased depending upon the gross revenues of Val-U-Tech for its calendar year ending December 31, 2008 and depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009. In addition, the Seller Notes are subject to a final working capital reconciliation.

Under the purchase method of accounting, the initial purchase price was allocated to Val-U-Tech’s net tangible and intangible assets based upon their estimated fair values as of the date of the acquisition. The purchase price allocation as of May 30, 2008 is as follows:

(Dollars in thousands)	At May 30, 2008

Current Assets	$3,851
Property and Equipment	175
Deferred Tax Asset	6,981
Total assets acquired	11,007

Current Liabilities	$511

Net assets acquired	$10,496

Cash paid to Sellers	$5,500
Stock Issued to sellers [500,000 @ $2.10]	1,050
Seller Notes	3,892
Capitalized acquisition costs	54
Net assets acquired	$10,496

The following table represents IEC’s unaudited proforma consolidated results of operations for fiscal 2008 and 2007 as if the acquisition of Val-U-Tech had occurred at the beginning of the fiscal year. Such results have been prepared by adjusting the historical IEC results to include Val-U-Tech results of operations and incremental interest and other expenses related to the acquisition debt. The proforma results do not include any cost savings or additional sales that may result from the combination of IEC and Val-U-Tech operations. The proforma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessary indicative of future results.

(Dollars in thousands, except per-share amounts)

	Fiscal Year Ended
	September 30, 2008	September 30, 2007

Net Sales	$60,561	$51,937
Net Earnings Before Tax	2,455	1,531
Net Earnings, inclusive of	$11,298	$1,903
Deferred tax benefit
Basic earnings per share	$1.28	$0.22
Diluted earnings per share	$1.18	$0.20

Weighted average number of common and common equivalent shares outstanding (in thousands):

Basic	8,822 *	8,614 *
Diluted	9,579 *	9,396 *

* includes 500 incremental shares of common stock provided to sellers

Effective October 1, 2008, the Val-U-Tech subsidiary’s fiscal year will be the twelve month period beginning on October 1 and ending on September 30, consistent with IEC.

4. CREDIT FACILITIES:

Debt consists of the following at September 30 (in thousands):

	2008	2007
Short Term Borrowings	$1,098	$1,325
Long Term Debt	8,910	426
	$10,008	$1,751

The Company entered into a $14.2 million new senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank) on May 30, 2008. The following is a summary of the credit and sale leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory. As of September 30, 2008, outstanding loans under the revolving credit facility were $5.0 million. The credit facility matures on May 30, 2013. Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios. On September 30, 2008 the interest rate on our revolving line balance was 5.0%. During the 4th quarter of fiscal 2008 we determined that the committed revolving credit facility with our senior lender would more accurately be classified as a long term debt.

▪
A $1.7 million term loan amortized equally over 60 months beginning July 2008. IEC’s interest rate is fixed at 6.7%. The outstanding balance at September 30, 2008 was $1.1 million. At September 30, 2007, the balance of our outstanding term loans with our previous senior lender was $0.7 million.

▪
An available but currently unused $1.5 million equipment line of credit. The capital credit facility is amortized equally over 60 months and matures on May 30, 2013. Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing. As of September 30, 2008 there were no borrowings against this line.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008. Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. Assets sold had a cost of $15.6 million inclusive of $1.2 million of assets purchased during the nine months ended June 27, 2008, and an accumulated depreciation of $13.6 million. A minimal loss will be amortized over the five year period of the lease. At September 30, 2008 our remaining unpaid balance for the lease was $1.8 million.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Val-U-Tech; a pledge of all the Company’s equity interest in Val-U-Tech, a negative pledge on the Company’s real property and a guaranty by Val-U-Tech.

In connection with the acquisition of Val-U-Tech and the payment of the purchase price to the sellers (see Note #3), a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Payments of principal and interest will be made in 20 equal quarterly installments of approximately $211,000 beginning September 1, 2008. The Seller Notes are subject to a final reconciliation, and may be increased or decreased depending upon the gross revenues of Val-U-Tech for its calendar year ending December 31, 2008 and depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement. In addition, the Seller Notes are subject to a final reconciliation of working capital.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges. These are calculated on a twelve month rolling basis. The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter. The Company was compliant with these covenants as of September 30, 2008. The table below provides details on the Company’s performance relative to each of the three covenants as of September 30, 2008:

	Covenant	Requirement		Actual Performance

▪	Minimum quarterly EBITDARS	≥ $	350,000	$1,180,000
▪	Fixed Charge Coverage	≥	1.1x	4.1x
▪	Total Debt to EBITDARS	<	3.75x	2.8x

At the closing of the New Credit Agreement a portion of the proceeds from the Revolving Credit and the Term Loan repaid all of the Company’s obligations to our prior senior lender.

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

Annual maturities of debt (in thousands) for the five years following September 30, 2008 are:

Year 1	Year 2	Year 3	Year 4	Year 5
$1,098	$1,135	$1,166	$953	$5,656 *

*includes revolver of $4,992

5. INCOME TAXES:

The provision for (benefit from) income taxes in fiscal 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006

Current
Federal	$38	$15	$-
State/Other	2	3	-

Deferred Tax Expense (Benefit)
Federal	(8,617)	(370)	-
State/Other	(266)	(20)	-

Provision for (Benefit from) Income taxes, net	$(8,843)	(372)	-

The components of the deferred tax asset at September 30, 2008 are as follows (in thousands):

	2008	2007	2006
Net operating loss and AMT credit carryovers	$15,598	$15,848	$15,874
Accelerated depreciation	596	500	495
New York State investment tax credits	3,312	3,276	3,254
Inventories	140	95	188
Other	301	327	385
	19,947	20,046	20,196
Remaining Valuation allowance	(3,312)	(19,406)	(19,946)

	$16,635*	$640	$250
* includes deferred tax assets acquired in Val-U-Tech acquisition

The Company has a net operating loss carryforward of $43.9 million (expiring in years through 2024). The Company has available approximately $5.0 million in New York State investment tax credits (expiring in years through 2017). FAS 109 requires the company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations. During 2001 there was substantial doubt as to the company's viability as a going concern. The company was not certain about its ability to utilize its net operating losses and investment tax credits, so a full valuation allowance was established against the deferred tax asset.

Since 2005 IEC has been aggressively working to rebuild its business and increase its level of earnings. Management is increasingly confident about its prospects for future growth and profit. The outlook for future profitability through the life of the NOL has been used as a basis for reversing the majority of the valuation allowance against the deferred tax asset. A valuation allowance of $3.3 million against deferred tax assets was kept due to the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry forwards for state taxes.  Due to a low state tax rate, it is unlikely that the Company will use 100% of its state net operating losses before 2017. Going forward, management will continue to consider what portion of the deferred tax asset is more than likely than not to be realized, and the valuation allowance will be adjusted accordingly.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006

Federal Tax at statutory rates	34.0%	34.0%	34.0%
State tax, net of Federal Benefit	1.0	5.0	5.0
Carryforwards	-	-	-
Valuation Allowance	(576.2)	(39.0)	(39.0)
	(541.2)%	-%	-%

6. Stock Based Compensation

a.)Stock Option Plan

In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan"), which superseded a similar plan that was adopted in 1993 (the “1993 SOP”).  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards. The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant. In conjunction with the approval of the 2001 Plan, no further grants will be made under the 1993 SOP and the 1993 SOP was terminated. Stock options issued under the 2001 Plan generally terminate seven years from date of grant. As of September 30, 2008, there were 582,918 shares remaining available for issuance under the 2001 Plan.

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

During 2008, 2007, and 2006 the Company issued 201,500, 141,250, and 27,500 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk free interest rate	2.7%	4.8%	4.4%
Expected term	4.7 years	5 years	4 years
Volatility	50%	52%	72%
Expected annual dividends	none	none	none

The weighted average fair value of options granted during 2008 was $0.81 with an aggregate value of $163,410. The weighted average fair value of options granted during 2007 was $0.81 with an aggregate total value of $113,980. The weighted average fair value of options granted during 2006 was $0.27 with an aggregate total value of $7,000. There were no dividends.

The Company’s expensing of stock-based compensation decreased both our basic and diluted net income per share by less than $0.01 for the fiscal years ended September 30, 2007 and September 30, 2008.

Changes in the status of options under the Stock Option Plan at September 30, are summarized as follows:

		Weighted
	Shares	Average
	Under	Exercise	Available
September 30,	Option	Price	for Grant	Exercisable

2005 (fiscal year end)	1,626,129		464,497	789,159

Options granted	27,500	0.63
Options exercised	(77,280)	0.23
Options forfeited	(116,890)	2.06

2006 (fiscal year end)	1,459,459		363,440	700,580

Options granted	141,250	1.68
Options exercised	(239,007)	0.32
Options forfeited	(13,625)	1.79

2007 (fiscal year end)	1,348,077		203,930	704,447

Options granted	201,500	1.80
Options exercised	(111,720)	0.80
Options forfeited	(25,320)	0.73

2008 (fiscal year end)	1,412,537		582,118	587,549

The following table summarizes stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2008	Life	Price	2008	Price

$ 0.09 - $ 0.21	10,000	1.46	$0.21	10,000	$0.21
$ 0.40 - $ 0.73	621,787	2.67	$0.54	205,549	$0.54
$ 0.95 - $ 1.29	434,000	1.27	$0.99	319,000	$1.00
$ 1.43 - $ 2.19	346,750	5.46	$1.76	53,000	$1.57

	1,412,537			587,549

b.) Restricted Stock Awards - The Company granted 27,000 shares of restricted stock with an actual expense of $14,175 during fiscal 2008. The awards, which were made to Jeffrey Schlarbaum and Donald Doody, prohibit selling the shares for two years and are forfeited if the executives leave before the vesting date.

8. MAJOR CUSTOMERS AND CREDIT RISK CONCENTRATIONS:

Financial instruments, which potentially subject the Company to concentrations of a significant credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable. The Company has concentrations of credit risk due to sales to its major customers. Five customers accounted for 62%, 61% and 66% of our revenue during fiscal 2008, 2007 and 2006 respectively. For fiscal 2008 and 2007, no single customer exceeded 25% of total Company sales revenue. For fiscal 2006, one customer exceeded 25% of total Company sales revenue.

At September 30, 2008, amounts due from two customers represented 24 and 14 percent of trade accounts receivable. At September 30, 2007, amounts due from two customers represented 28 and 19 percent of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial positions and generally does not require collateral.

9. LITIGATION:

There are no material legal proceedings pending to which IEC property is subject. To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

Without the admission by any party of any acts of wrongdoing of any kind, all the parties entered into a Release and Settlement Agreement, dated June 25, 2008, (the "Agreement"), which settled all the issues and disputes raised in the action commenced on August 13, 2003 by General Electric Company ("GE") in the State of Connecticut against IEC, Vishay Intertechnology, Inc., and Vishay Dale Electronics, Inc. (collectively "Vishay"). Pursuant to the terms of the Agreement, Vishay has paid GE the sum of $350,000 and IEC has paid GE the sum of $100,000 and has agreed to pay GE an additional sum of $100,000 on or before June 25, 2009, free of interest. The entire $200,000 was expensed in fiscal 2008 during the quarter ended 6/27/08.

10. COMMITMENTS AND CONTINGENCIES:

a.)Equipment leases - As of September 30, 2008, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment. These leases generally contain renewal options and provisions for payment of the lease for executory costs (taxes, maintenance and insurance). Rental expenses on equipment were $166,000, $5,000, $8,000 for fiscal 2008, 2007 and 2006, respectively. The increase in 2008 is mainly attributable to the equipment sale and lease-back transaction with M&T. Annual minimum lease obligations for manufacturing and office equipment are approximated as follows:

Year	Amount
2009	$451,664
2010	451,664
2011	451,664
2012	451,664
2013	451,664

Total minimum lease payments	$2,258,320

b.)Val-U-Tech lease - The Company leases the buildings occupied by Val-U-Tech. The building is leased under a non-cancelable operating lease which expires in December 2012. Annual minimum lease obligations on the building are approximated as follows:

Year	Amount
2009	$176,857
2010	176,857
2011	187,150
2012	187,150

Total minimum lease payments	$728,014

11. RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. This plan is for the exclusive benefit of its eligible employees and beneficiaries. Eligible employees may elect to contribute a portion of their compensation each year to the plan. The plan allows the Company to make discretionary contributions as determined by the Board of Directors. There were no discretionary contributions for fiscal 2008, 2007, or 2006.

12. SUBSEQUENT EVENTS:
There have been no material subsequent events.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	(in thousands, except per share data)

YEAR ENDED SEPTEMBER 30,2008:
Net sales		$11,160	$11,940	$11,888	$16,104
Gross profit (loss)		1,147	1,383	1,413	2,274
Net (loss) income		420	673	868	8,516

Basic earnings(loss) per share		$0.05	$0.08	$0.10	$0.99
Diluted earnings(loss) per share		$0.05	$0.07	$0.09	$0.91

YEAR ENDED SEPTEMBER 30,2007:
Net sales		$9,246	$10,899	$11,165	$9,604
Gross profit (loss)		208	1,529	1,315	825
Net (loss) income		(576)	603	553	295

Basic earnings(loss) per share	$	(0.07)	$0.08	$0.07	$0.03
Diluted earnings(loss) per share	$	(0.07)	$0.07	$0.07	$0.03

YEAR ENDED SEPTEMBER 30,2006:
Net sales		$3,607	$5,580	$5,379	$8,054
Gross profit		519	431	755	1,048
Net income		(48)	(168)	79	352

Basic earnings(loss) per share		$(0.01)	$(0.02)	$0.01	$0.05
Diluted earnings(loss) per share		$(0.01)	$(0.02)	$0.01	$0.05

VALUATION AND QUALIFYING ACCOUNTS

	September	Charged to			September
	30, 2007	Expense	Deductions		30, 2008

Allowance for doubtful accounts	100	73	(28)		145
Inventory reserves	1,005	128	48	**	1,181
Warranty reserves	115	(9)	92	*	198
Deferred tax valuation allowance	19,406	-	(16,094)		3,312

*	accrued for GE settlement
**	customer funded

	September	Charged to		September
	30, 2006	Expense	Deductions	30, 2007

Allowance for doubtful accounts	59	46	(5)	100
Inventory reserves	516	(58)	547 **	1,005
Warranty reserves	140	26	(51)	115
Deferred tax valuation allowance	19,946	-	(540)	19,406

**	customer funded

	September	Charged to			September
	30, 2005	Expense	Deductions		30, 2006

Allowance for doubtful accounts	35	4	20	*	59
Inventory reserves	343	4	169	**	516
Warranty reserves	190	-	(50)		140
Deferred tax valuation allowance		19,729	217		19,946

*	recoveries
**	customer funded