Form 10-Q
period 2008-12-26
IEC ELECTRONICS CORP
filed 2009-01-28
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2008

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

     Common Stock, $0.01 Par Value - 9,352,485 shares as of January 26, 2009.

.
Part 1. Financial Information
Item 1 — Financial Statements

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2008 AND SEPTEMBER 30, 2008
(in thousands)

	DECEMBER 26, 2008	SEPTEMBER 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for doubtful	10,088	10,345
Accounts of $99 and $145 respectively)
Inventories	6,514	6,230
Deferred income taxes	1,908	1,908
Other current assets	61	61
Total Current Assets	18,571	18,544

FIXED ASSETS:
Land and land improvements	742	742
Building and improvements	4,368	4,368
Machinery and equipment	8,790	8,567
Furniture and fixtures	4,092	4,083
Sub-Total Gross Property	17,992	17,760
Less Accumulated Depreciation	(16,950)	(16,907)
Net Fixed Assets	1,042	853

NON-CURRENT ASSETS:
Deferred income taxes	13,592	14,727
Other Non Current Assets	57	60
Total Non-Current Assets	13,649	14,787
Total Assets	$33,262	$34,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$1,072	$1,098
Accounts payable	6,782	6,125
Accrued payroll and related expenses	699	808
Other accrued expenses	547	603
Customer Deposits	255	664
Total current liabilities	9,355	9,298

Long term debt	7,304	8,910
Total Liabilities	16,659	18,208
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized
- 500,000 shares; Issued and outstanding - none	-	-
Common stock, $.01 par value, Authorized
- 50,000,000 shares; Issued - 9,345,898 and
9,326,582 shares	94	93
Treasury Shares at Cost 412,873 and 412,873 shares	(223)	(223)
Additional paid-in capital	40,218	40,124
Accumulated deficit	(23,486)	(24,018)
Total shareholders' equity	16,603	15,976
Total liabilities and shareholders’ equity	$33,262	$34,184

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 26, 2008 AND DECEMBER 28, 2007
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	DECEMBER 26, 2008	DECEMBER 28, 2007
	(Unaudited)	(Unaudited)

Net sales	$15,857	$11,160
Cost of sales	13,623	10,013
Gross profit	2,234	1,147
Selling and administrative expenses	1,287	754
Operating profit	947	393

Interest and financing expense	124	93
Net Income before income taxes	823	300

Provision for/(benefit from) income tax	291	(120)
Net Income	$532	$420

Net Income per common and common equivalent share:

Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average number of common and common equivalent shares outstanding:

Basic	8,929,429	8,284,067
Diluted	9,513,903	9,069,316

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 26, 2008 AND DECEMBER 28, 2007
(in thousands)

	3 MONTHS ENDED	3 MONTHS ENDED
	DECEMBER 26, 2008	DECEMBER 28, 2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$532	$420
Non-cash adjustments:
Compensation Expense – Stock Options	46	41
Depreciation/Amortization	47	140
Issuance of director’s fees in stock	6	10
Deferred Tax Expense	291	(120)
Changes in operating assets and liabilities:
Accounts receivable	257	(1,077)
Inventories	(284)	(444)
Other assets	-	36
Accounts payable	657	(105)
Accrued expenses	(165)	(86)
Customer Deposits	(409)	-
Net cash flows from operating activities	978	(1,185)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property & equipment	(232)	(136)
Net cash flows from investing activities	(232)	(136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements/notes payable	(273)	(78)
Borrowings/(Payments) Line of Credit	(844)	1,355
Proceeds from Equipment Financing	328	-
Proceeds from exercise of stock options	43	44
Net cash flows from financing activities	(746)	1,321

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$144	$89
Income taxes	$36	$-

Supplemental Disclosures of Non-Cash Adjustments:

Seller Notes adjusted through Deferred Tax Assets (related to acquisition agreement)	$844	$-

The accompanying notes are an integral part of these financial statements.

 IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 2008

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

     IEC Electronics Corp.,("IEC", "We", "Our", the “Company”), is a premier provider of electronic manufacturing services to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality and on-time delivery is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated manufacturing and reliability testing equipment and have created a “high intensity response culture” to react to our customer’s ever-changing needs. As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have truly set ourselves apart through an uncommon mix of unique features including:

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

Fiscal Calendar

     The Company’s fiscal quarters end on the last Friday of the final month of each quarter, except that our fiscal year ends on September 30.

Consolidation

     The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, Val-U-Tech Corp. (“Val-U-Tech”), from May 31, 2008.  All significant inter-company transactions and accounts have been eliminated.

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.  Customer deposits for raw materials, previously shown as offsets to inventory, have been reclassified on the balance sheet as Other Current Liabilities.

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

Income Tax/Deferred Tax Policy

     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which require recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.  On an annual basis we will re-evaluate the forward looking forecast of our net operating loss carry-forward utilization and adjust the deferred tax asset accordingly.

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

Unaudited Financial Statements

     The accompanying unaudited financial statements as of December 26, 2008 and for the three months ended December 26, 2008 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt this provision in the current period.  Adoption of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, did not have a significant effect on the Company’s consolidated financial statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”, did not have a significant effect on the Company’s consolidated financial statements.  The Company will defer the adoption of SFAS No. 157 for its non-financial assets and non-financial liabilities until the year ended September 30, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, did not have a significant effect on the Company’s consolidated financial statements.

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

     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

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

2. INVENTORIES

     Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):

	December 26, 2008	September 30, 2008
Raw Materials	$4,445	$3,775
Work-in-process	1,686	1,743
Finished goods	383	712
	$6,514	$6,230

3. CREDIT FACILITIES:

     The Company holds a $14.2 million senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank).  The following is a summary of the credit and sale leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory.  As of December 26, 2008, outstanding loans under the revolving credit facility were $4.1 million.  The credit facility matures on May 30, 2013.  Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios.  Our current interest rate on our revolving line balance is 2.7%.

▪	A $1.7 million term loan amortized equally over 60 months beginning June 2008. IEC’s interest rate is fixed at 6.7%. The remaining balance as of December 26, 2008 was $1.0 million.

▪
An available $1.5 million equipment line of credit.  The capital credit facility is amortized equally over 60 months and matures on May 30, 2013.  Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.  Using this capital credit line the company was able to secure additional interest rate subsidies from New York State’s Linked Deposit Program and has used a total of $328,000 of the $1.5 million available line as of December 26, 2008.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. At December 26, 2008 our remaining unpaid balance for the lease was $1.8 million.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Val-U-Tech; a pledge of all the Company’s equity interest in Val-U-Tech, a negative pledge on the Company’s real property and a guaranty by Val-U-Tech.

     In connection with the acquisition of Val-U-Tech and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Quarterly payments of principal and interest will be made in 20 equal installments.  These payments began September 1, 2008.  The Seller Notes are subject to a final reconciliation, and may be increased or decreased depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009.  As of December 26, 2008 the aggregate remaining principal balance of the Seller Notes was reduced by $0.8 million based upon reconciliations of final working capital at May 30, 2008 and gross revenues for calendar year ended December 31, 2008.  The remaining aggregate principal balance of the Seller Notes at December 26, 2008 was $2.7 million.  The offset to the Seller Notes decrease was a reduction of the Company’s deferred tax asset.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

     The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of December 26, 2008. (See Liquidity and Capital Resources section of the Management Discussion and Analysis)

     The Company has outstanding an energy loan ("NYSERDA Loan") from M&T Bank in the principal amount of $203,306. The NYSERDA Loan is a low interest loan, subsidized by New York State, to facilitate energy conservation projects. The NYSERDA Loan is for a term of 5 years and has an effective interest rate of 2.08%. The maturity date is May 1, 2013. As amended, the NYSERDA Loan is subject to the same financial covenants as those contained in the Credit Agreement.

     Annual debt maturities (in thousands) for the twelve month periods after December 26, 2008 are:

Year 1	Year 2	Year 3	Year 4	Year 5
$1,072	$1,060	$1,078	$766	$4,400	*

*includes current revolver balance of $4,148

4. INCOME TAXES:

     The provision for (benefit from) income taxes for the quarters ended December 26, 2008 and December 28, 2007 is summarized as follows (in thousands):

	3 Months	3 Months
	DEC 26, 2008	DEC 28, 2007
Current Tax Expense
Federal	0	0
State / Other	0	0

Deferred Tax Expense (Benefit)
Federal	229	(102)
State / Other	62	(18)

Provision for (benefit from)
Income taxes	291	(120)

The components of the deferred tax asset at December 26, 2008 and September 30, 2008 are as follows (in thousands):

	December 26, 2008	September 30, 2008
Net operating loss and AMT
credit carryovers	$15,307	$15,598
Accelerated depreciation	596	596
New York State investment tax credits	3,312	3,312
Inventories	140	140
Other	301	301
	19,656	19,947
Remaining Valuation allowance	(4,156)	(3,312)
	$15,500	$16,635	*

•	includes deferred tax assets acquired in Val-U-Tech acquisition

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

     SFAS 109 also requires the use of a valuation allowance in the event that available net operating losses could expire unused.  A valuation allowance of $3.3 million against deferred tax assets was kept due to the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry forwards for state taxes.  Due to a low state tax rate, it is unlikely that the Company will use 100% of its state net operating losses before 2017.

     As of December 26, 2008 the aggregate principal amount of the Seller Notes related to the Val-U-Tech acquisition were decreased by $0.8 million based upon reconciliations of final working capital at May 30, 2008 and gross revenues for calendar year ended December 31, 2008.  The offset to the Seller Note reduction was a reduction of the Company’s deferred tax asset.  Going forward, and on an annual basis, management will continue to consider what portion of the deferred tax asset is more likely than not to be realized, and the valuation allowance will be adjusted accordingly.

5. Stock Based Compensation

     In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of December 26, 2008, there were 576,301 shares remaining available for issuance under the 2001 Plan.

The Company issued no options during the three month period ended December 26, 2008.  The Company issued 7,500 options during the three month period ended December 28, 2007.  The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED
	DEC 26, 2008	DEC 28, 2007
Risk free interest rate	N/A	3.5%
Expected term	N/A	4.9
Volatility	N/A	52%
Expected annual dividends	none	none

     The weighted average fair value of options granted during the three months ended December 28, 2007 was $0.86 with an aggregate total value of $6,000.

6. MAJOR CUSTOMER CONCENTRATIONS:

     Financial instruments, which potentially subject the Company to concentrations of a significant credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable.  The Company has concentrations of credit risk due to sales to its major customers.  Five customers accounted for 65% of our revenue during the three month period ending December 26, 2008.  For the comparable period of the prior year our top five customers represented 77% of total sales.  No single customer exceeded 20% of total Company sales revenue for the three month period ending December 26, 2008.  For the comparable period of the prior year one customer represented 26% of total company sales revenue.

7. LITIGATION:

     There are no material legal proceedings pending to which IEC property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

8. COMMITMENTS AND CONTINGENCIES:

     a.)Equipment leases - As of September 30, 2008, the Company was obligated under non-cancelable operating leases, primarily for manufacturing and office equipment.  These leases generally contain renewal options and provisions for payment of the lease by the Company for executory costs (taxes, maintenance and insurance).  Annual minimum lease obligations for manufacturing and office equipment are approximated as follows:

Fiscal Year	Amount
2009	$451,664
2010	451,664
2011	451,664
2012	451,664
2013	451,664

Total minimum lease payments	$2,258,320

     b.)Val-U-Tech lease - The Company leases the buildings occupied by Val-U-Tech.  The buildings are leased under a non-cancelable operating lease which expires in December 2012.  Annual minimum lease obligations on the building are approximated as follows:

Fiscal Year	Amount
2009	$176,857
2010	176,857
2011	184,578
2012	187,150

Total minimum lease payments	$725,442

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations  -  Three Months Ended December 26, 2008,
Compared to the Three Months Ended December 28, 2007.

     The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements and the related Notes to Consolidated Financial Statements.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement found on Page 15 of this form 10-Q.

Analysis of Operations

Sales	(dollars in millions)

For Three Months Ended	December 26, 2008	December 28, 2007

Net sales	$15.9	$11.2

     IEC had a good first quarter and significantly surpassed the revenue achieved in the same quarter of the prior year.  Net Sales for the three month period ended December 26, 2008 were $15.9 million.  In the comparable period during fiscal 2007, net sales were $11.2 million.  The $4.7 million increase represents an improvement of 42%.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and despite the recessionary outlook for the economy we expect continued growth in both revenue and profitability throughout fiscal 2009.
Our five largest customers accounted for 65% of our sales for the quarter ended December 26, 2008.  For the quarter ended December 28, 2007, our five largest customers accounted for 77% of our sales.  No customer in the quarter ended December 26, 2008 represented more than 19% of the Company’s sales.  One customer represented 26% of the Company’s sales in the comparable period of the prior fiscal year.

Gross Profit	(dollars in thousands and as a % of Net Sales)

For Three Months Ended	December 26, 2008	December 28, 2007

Gross profit	$2,234	$1,147

Gross profit percent	14.1%	10.3%

     Gross profit as a percentage of sales significantly improved over the comparable quarter of the prior year.  The improvement of 3.8 percentage points of gross margin at a materially higher revenue level demonstrates an increased margin flow-thru on incremental sales and a strong improvement in the quality of earnings.  This improvement in gross margin is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, strong margins being achieved at Val-U-Tech, and lean initiatives focused on driving operational efficiencies.  IEC expects this drive for increased productivity to result in additional future improvements in gross margin.

Selling and Administrative Expense	(dollars in thousands and as a % of Net Sales)

For Three Months Ended	December 26, 2008	December 28, 2007

Selling and administrative expense	$1,287	$754

Selling and administrative expense percent	8.1%	3.5%

     Selling and administrative expenses as a percentage of sales increased to 8.1% for the three month period ended December 26, 2008 compared to 3.5% for the same period in the prior fiscal year.  However, given that we have only experienced three months of the current year, this percentage is affected strongly by the timing of spending.  Prior full fiscal year SG&A percentage was 7.5%.  Our expectation is to finish the current year with a lower total SG&A expense percentage than the prior year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. Selling and administrative expenses for the quarters ended December 26, 2008 and December 28, 2007 included $47K and $41K of non-cash stock option expense respectively.

     Interest expense was $124,000 for the three month period ended December 26, 2008, up from $93,000 in the comparable period of the prior fiscal year.  Total debt has increased due to the Val-U-Tech acquisition.  The M&T credit agreement has afforded the Company with much more competitive interest rates in comparison to prior years.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.

     Income tax expense for the three month period ended December 26, 2008 was $291,000.  In the comparable quarter of the prior fiscal year we recognized a net benefit from income taxes of $120,000 due to a reversal of a portion of the valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

     Cash Flow provided by (used in) operating activities was $1.0 million for the three month period ended December 26, 2008 compared to ($1.2) million used in operations during the same three month period in the prior fiscal year.  This represents a $2.2 million increase year over year in cash provided by operations for the first quarter.  The improvement is mainly attributable to increased focus on effective working capital management.  Accounts receivable changes were a source of cash and contributed $1.3 million toward the favorable year over year variance.  Changes in payables balances provided additional cash and are the cause of $0.8 million of the variance year over year.  Additionally, income for the first quarter of fiscal 2009 was ahead of the comparable quarter of fiscal 2007.

     Cash Flow provided by (used in) investing activities was ($0.2) million for the three month period ended December 26, 2008.  During the same period of the prior fiscal year we used ($0.1) million to invest in capital.

      Cash Flow provided by (used in) financing activities was ($0.8) million during the first quarter of fiscal 2008 as we continue to utilize our cash provided through operations to pay-down our outstanding debt ahead of schedule.  We sourced $0.3 million of cash through our available capital line of credit to finance the procurement and installation of more state-of-the-art production equipment during the first quarter.  As of December 26, 2008 the Company adjusted the Seller Notes associated with the acquisition of Val-U-Tech.  The adjustment was based upon a reconciliation of the gross revenue achieved by the Val-U-Tech business for the calendar year ended December 31, 2008 and upon a final reconciliation of working capital as of May 30, 2008.  The net adjustment was a reduction of $844,000 of the outstanding Seller Notes.  This item is a non-cash event which reduces total Company long term debt.

     At December 26, 2008, we had a $4.1 million balance outstanding under our revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $9.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

     The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of December 26, 2008.  The table below provides details on the Company’s performance relative to each of the three covenants for the quarter:

	Covenant	Requirement	Actual Performance

▪	Minimum quarterly EBITDARS	≥ $ 350,000	$1,138,000
▪	Fixed Charge Coverage	≥ 1.1x	3.0x
▪	Total Debt to EBITDARS	< 3.75x	2.6x

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. As such, the Company is required to adopt this provision in the current period.  Adoption of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, did not have a significant effect on the Company’s consolidated financial statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”, did not have a significant effect on the Company’s consolidated financial statements.  The Company will defer the adoption of SFAS No. 157 for its non-financial assets and non-financial liabilities until the year ended September 30, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, did not have a significant effect on the Company’s consolidated financial statements.

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

     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and Qualitative Disclosures about Market Risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IEC due to adverse changes in interest rates.  We are exposed to market risk in the area of interest rates.  One exposure is directly related to our Revolving Credit borrowings under the Credit Agreement, due to their variable interest rate pricing.  Management believes that interest rate fluctuations will not have a material impact on IEC's results of operations.

Item 4T — Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

     An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures associated with the “base IEC business”, excluding the recently acquired Val-U-Tech operation, as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that “base IEC business, excluding the Val-U-Tech operation, has disclosure controls and procedures which were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures. The Val-U-Tech operation will be evaluated in exactly the same manner and management will report on the effectiveness of controls of that operation as of September 30, 2009 in our Annual Report on Form 10-K for the year ended September 30, 2009.

     (b) Changes in internal control over financial reporting

     In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 26, 2008, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:  general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to assimilate acquired businesses and to achieve anticipated benefits of such acquisitions, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors.  The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

     There are no material legal proceedings pending to which IEC property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

Item 1A – Risk Factors

     There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30,2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3 — Defaults Upon Senior Securities - None

Item 4 — Submission of Matters to a Vote of Security Holders – None

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

IEC ELECTRONICS CORP.
REGISTRANT

Dated: January 28, 2009	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: January 28, 2009	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer