Form 10-Q
period 2009-03-27
IEC ELECTRONICS CORP
filed 2009-04-23
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2009

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

YES ☐ NO ☒

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (excludes treasury shares):

        Common Stock, $0.01 Par Value - 8,503,398 shares as of April 20, 2009.

Part 1. Financial Information
Item 1  — Financial Statements

 IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 27, 2009 AND SEPTEMBER 30, 2008
(in thousands)

	MARCH 27, 2009	SEPTEMBER 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Accounts RECEIVABLE (net of allowance for doubtful Accounts of $100 and $145 respectively)	9,771	10,345
Inventories	7,364	6,230
Deferred income taxes	1,908	1,908
Other current assets	162	61
Total Current Assets	19,205	18,544

FIXED ASSETS:
Land and land improvements	742	742
Building and improvements	4,339	4,368
Machinery and equipment	8,947	8,567
Furniture and fixtures	4,092	4,083
Sub-Total Gross Property	18,120	17,760
Less Accumulated Depreciation	(16,998)	(16,907)
Net Fixed Assets	1,122	853

NON-CURRENT ASSETS:
Deferred income taxes	14,042	14,727
Other Non Current Assets	54	60
Total Non-Current Assets	14,096	14,787
Total Assets	$34,423	$34,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$1,072	$1,098
Accounts payable	6,163	6,125
Accrued payroll and related expenses	611	808
Other accrued expenses	483	603
Customer Deposits (see Note #2)	708	664
Total current liabilities	9,037	9,298

Long term debt	7,148	8,910
Total Liabilities	16,185	18,208
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; Issued and outstanding - none	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 9,514,049 and 9,326,582 shares	95	93
Treasury Shares at Cost 1,012,873 and 412,873	(1,413)	(223)
Additional paid-in capital	40,423	40,124
Accumulated deficit	(20,867)	(24,018)
Total shareholders' equity	18,238	15,976
Total liabilities and shareholders’ equity	$34,423	$34,184

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	MARCH 27, 2009	MARCH 28, 2008
	(Unaudited)	(Unaudited)

Net sales	$16,335	$11,940
Cost of sales	13,728	10,557
Gross profit	2,607	1,383
Selling and administrative expenses	1,464	998
Operating profit	1,143	385

Interest and financing expense	91	84
(Gain)/Loss on disposal of fixed assets	(5)	(2)
Other (Income)/Loss	(61)	-
Net Income before income taxes	1,118	303

Provision for/(benefit from) income tax	(1,501)	(370)
Net Income	$2,619	$673

Net Income per common and common equivalent share:

Basic	$0.30	$0.08
Diluted	$0.29	$0.07

Weighted average number of common and common equivalent shares outstanding:

Basic	8,789,846	8,319,497
Diluted	9,153,384	9,002,089

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE SIX MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008
(in thousands, except share and per share data)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 27, 2009	MARCH 28, 2008
	(Unaudited)	(Unaudited)

Net sales	$32,192	$23,100
Cost of sales	27,351	20,571
Gross profit	4,841	2,529
Selling and administrative expenses	2,751	1,752
Operating profit	2,090	777

Interest and financing expense	215	176
(Gain)/Loss on disposal of fixed assets	(5)	(2)
Other (Income)/Loss	(61)	-
Net Income before income taxes	1,941	603

Provision for/(benefit from) income tax	(1,209)	(490)
Net Income	$3,150	$1,093

Net Income per common and common equivalent share:

Basic	$0.36	$0.13
Diluted	$0.34	$0.12

Weighted average number of common and common equivalent shares outstanding:

Basic	8,858,184	8,301,666
Diluted	9,341,210	9,034,332

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008
(in thousands)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 27, 2009	MARCH 28, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,150	$1,093
Non-cash adjustments:
Compensation Expense – Stock Options	95	91
Depreciation/Amortization	122	296
Issuance of director’s fees in stock	23	10
(Gain)/Loss on sales of fixed assets	(5)	(2)
Deferred Tax Expense	(1,209)	(490)
Changes in operating assets and liabilities:
Accounts receivable	574	(1,891)
Inventories	(1,134)	(1,747)
Other assets	(101)	1
Accounts payable	38	990
Accrued expenses	(317)	(52)
Customer Deposits	44	-
Net cash flows from operating activities	1,280	(1,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property & equipment	(380)	(353)
Proceeds from the sale of assets	-	2
Net cash flows from investing activities	(380)	(351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements/notes payable	(600)	(164)
Borrowings/(Payments) Line of Credit	(671)	2,160
Proceeds from Equipment Financing	328	-
Proceeds from exercise of stock options	43	56
Net cash flows from financing activities	(900)	2,052

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$244	$176
Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Adjustments:

Seller Notes adjusted through Deferred Tax Assets (related to acquisition agreement)	$844	$-

Treasury Stock Adjusted through Deferred Tax Assets (related to settlement agreement)	$1,050	$-

Return of Exercised Options to Treasury	$140	$-

   The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 27, 2009

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

Stock Based Compensation

The Company accounts for stock based compensation under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (“APIC pool”). SFAS No.123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. See Note #5 for additional information on stock-based compensation.

Income Tax/Deferred Tax Policy

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which require recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and six months ended March 27, 2009, have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for financial statements issued for fiscal years beginning after December 15, 2007. As such, the Company adopted this provision in the current period.  Adoption of EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, did not have a significant effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company adopted this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”, did not have a significant effect on the Company’s consolidated financial statements.  The Company will defer the adoption of SFAS No. 157 for its non-financial assets and non-financial liabilities until the year ended September 30, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”.  The Company is currently evaluating the impact of SFAS 157 but does not expect it to have a material effect on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company adopted this provision in the current period.  Adoption of Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, did not have a significant effect on the Company’s consolidated financial statements.

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

2. INVENTORIES

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):

	March 27, 2009	September 30, 2008
Raw Materials	$4,098	$3,775
Work-in-process	2,628	1,743
Finished goods	638	712
	$7,364	$6,230

The Company negotiates deposits from customers covering its raw material exposure when the customer significantly delays its original shipping date.  These customer deposits, when received, are carried as liabilities on the balance sheet but effectively reduce a portion of the Company’s raw material inventory.  Current customer deposits total $708,000.

3. CREDIT FACILITIES:

The Company has a $14.2 million senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank).  The following is a summary of the credit and sale leaseback agreements:

•
A revolving credit facility up to $9.0 million, available for direct borrowings.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory.  As of March 27, 2009, outstanding loans under the revolving credit facility were $4.3 million.  The credit facility matures on May 30, 2013.  Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios.  Our current interest rate on our revolving line balance is 2.77%.

•
A $1.7 million term loan amortized equally over 60 months beginning June 2008.  IEC’s interest rate is fixed at 6.7%. The remaining balance as of March 27, 2009 was $0.9 million inclusive of an accelerated payment of $0.5 million made during the fourth quarter of fiscal 2008.

•
An available $1.5 million equipment line of credit.  The capital credit facility is amortized equally over 60 months and matures on May 30, 2013.  Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.  Using this capital credit line the company was able to secure additional interest rate subsidies from New York State’s Linked Deposit Program and has used a total of $328,000 of the $1.5 million available line as of March 27, 2009.

•
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. At March 27, 2009 our remaining unpaid balance for the lease was $1.7 million.  The Company is currently evaluating a proposal to accelerate the pay-down of this operating lease facility.

•
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Val-U-Tech; a pledge of all the Company’s equity interest in Val-U-Tech, a negative pledge on the Company’s real property and a guaranty by Val-U-Tech.

In connection with the acquisition of Val-U-Tech in May 2008 and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Quarterly payments of principal and interest were to be made in 20 equal installments.  These payments began September 1, 2008.  The Seller Notes were subject to a final reconciliation to determine the total increase or decrease depending upon the sales by Val-U-Tech to its largest customer in calendar year 2009.  The Company waived its right to any further purchase price adjustment under the original acquisition agreement as part of the settlement agreement disclosed in the Company’s Current Report on Form 8-K filed on March 23, 2009.  As of March 27, 2009 the remaining aggregate principal balance of the Seller Notes was $2.5 million.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges, calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of March 27, 2009. (See Liquidity and Capital Resources section of the Management Discussion and Analysis.)

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

Annual debt maturities (in thousands) for the twelve month periods after March 27, 2009 are:

Year 1	Year 2	Year 3	Year 4	Year 5
$ 1,072	$1,060	$1,078	$689	$4,321	*

*includes current revolver balance of $4,321

4. INCOME TAXES:

The provision for (benefit from) income taxes for the quarters ended March 27, 2009 and March 28, 2008 is summarized as follows (in thousands):

	3 Months	YTD	3 Months	YTD
	MAR 27, 2009	MAR 27, 2009	MAR 28, 2008	MAR 28, 2008
Current Tax Expense
Federal	-	-	-	-
State / Other	-	-	-	-

Deferred Tax Expense/(Benefit)
Federal	(1,186)	(955)	(315)	(417)
State / Other	(315)	(254)	(55)	(73)

Provision for/(benefit from)
Income taxes	(1,501)	(1,209)	(370)	(490)

The components of the deferred tax asset at March 27, 2009 and September 30, 2008 are as follows (in thousands):

	March 27, 2009	September 30, 2008
Net operating loss and AMT credit carryovers	$14,913	$15,598
Accelerated depreciation	596	596
New York State investment tax credits	3,312	3,312
Inventories	140	140
Other	301	301
	19,262	19,947
Remaining Valuation allowance	(3,312)	(3,312)
	$15,950	$16,635	*

•	includes deferred tax assets acquired in Val-U-Tech acquisition(The cost of the acquisition in excess of the fair value of assets acquired was assigned to deferred tax assets.)

The Company has a net operating loss carry-forward of $42.7 million (expiring in years through 2025).  The Company has available approximately $5.0 million in New York State investment tax credits (expiring in years through 2017).  SFAS 109 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations.

At the end of the first quarter of fiscal 2009, and as described in the Company’s Quarterly Report on Form 10-Q for the three month period ended December 26, 2008, the Company decreased the Seller Notes by $844,000 based upon the terms and conditions of the Val-U-Tech acquisition agreement.  The offset to the Seller Note decrease was a reduction of the Company’s deferred tax asset.  Subsequently, during the second quarter of fiscal 2009, as part of its settlement agreement with Val-U-Tech, the Company received back the 500,000 shares of IEC stock, with a value of $1,050,000, that had been issued to the sellers of Val-U-Tech as part of the purchase price.  The settlement agreement with Val-U-Tech is described in the Company’s Current Report on Form 8-K, filed on March 23, 2009.  The offset to the increase in treasury stock was an additional reduction of the Company’s deferred tax asset.  SFAS 109 requires that the company establish an asset on the balance sheet to reflect the future value associated with the Company’s ability to utilize its past losses and credits against future income tax obligations.  To comply with SFAS 109 the Company performed an interim evaluation of its deferred tax asset valuation allowance and, based upon expected performance, determined that there is a high probability that the majority of the deferred tax asset would be utilized.  Accordingly, adjustments to deferred tax assets, as noted above, were credited to income tax expense in the current quarter.  A valuation allowance of $3,312,000 remains appropriate due to the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry-forwards for state taxes.  Due to a low state tax rate, it is unlikely that the Company will use 100% of its state net operating losses before 2017.

5. Stock Based Compensation

In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of March 27, 2009, there were 501,777 shares remaining available for issuance under the 2001 Plan.

The Company issued no options in the first quarter of fiscal 2009 and 58,000 options during the three and six month periods ended March 27, 2009.  The Company issued 135,000 and 142,500 options during the three and six month periods ended March 28, 2008, respectively.  The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED	6 MO. ENDED	6 MO. ENDED
	MAR 27, 2009	MAR 28, 2008	MAR 27, 2009	MAR 28, 2008
Risk free interest rate	2.0%	2.7%	2.0%	2.9%
Expected term	4.2 years	4.5 years	4.2 years	4.5 years
Volatility	49%	51%	49%	51%
Expected annual dividends	none	none	none	none

The weighted average fair value of options granted during the three months ended March 27, 2009 was $0.53 with an aggregate total value of $30,880.  The weighted average fair value of options granted during the six months ended March 27, 2009 was $0.53 with an aggregate total value of $30,880.  The weighted average fair value of options granted during the three months ended March 28, 2008 was $0.79 with an aggregate total value of $107,300.  The weighted average fair value of options granted during the six months ended March 28, 2008 was $0.80 with an aggregate total value of $113,750.

6. MAJOR CUSTOMER CONCENTRATIONS:

Five customers accounted for 78% of our revenue during the three month period and 71% during the six month period ended March 27, 2009. No single customer exceeded 24% of total Company sales revenue for the three month period ended March 27, 2009. No single customer exceeded 20% of total Company sales revenue for the six month period ended March 27, 2009.  For the comparable periods of the prior year our top five customers represented 74% of total sales for the three months ended March 28, 2008 and 72% for the six months ended March 28, 2008.  No single customer exceeded 27% of total Company sales revenue for the three month period ended March 28, 2008.  No single customer exceeded 27% of total Company sales revenue for the six month period ended March 28, 2008.  The Company’s credit risk from sales concentration has been mitigated by insurance.

7. LITIGATION:

There are no material legal proceedings pending to which IEC property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC.

8. COMMITMENTS AND CONTINGENCIES:

a.)Equipment leases - The Company is obligated under non-cancelable operating leases, primarily for manufacturing and office equipment.  These leases generally contain renewal options and provisions for payment of the lease by the Company for executory costs (taxes, maintenance and insurance).  Annual minimum lease obligations for manufacturing and office equipment are approximated as follows:

Fiscal Year	Amount
2009	$451,664
2010	451,664
2011	451,664
2012	451,664
2013	451,664

Total minimum lease payments	$2,258,320

b.)Val-U-Tech lease - The Company leases the buildings occupied by Val-U-Tech.  The buildings are leased under a non-cancelable operating lease which expires in December 2012.  Annual minimum lease obligations on the building are approximated as follows:

Fiscal Year	Amount
2009	$176,857
2010	176,857
2011	184,578
2012	187,150
2013	46,788

Total minimum lease payments	$772,230

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Results of Operations  -  Three Months Ended March 27, 2009,
Compared to the Three Months Ended March 28, 2008.

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements and the related Notes to Consolidated Financial Statements.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement found on Page 18 of this form 10-Q.

Sales (dollars in millions)

For Three Months Ended	March 27, 2009	March 28, 2008

Net sales	$16.3	$11.9

IEC had a strong second quarter and significantly surpassed the revenue achieved in the same quarter of the prior year.  The $4.4 million increase in Net Sales for the three month period ended March 27, 2009 represents an improvement of 37% over the same quarter of the prior fiscal year. While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and despite the recessionary outlook for the economy, we expect continued growth in both revenue and profitability throughout fiscal 2009.  Sales from Val-U-Tech were accretive for the quarter and IEC’s core business grew by more than 12% over the same quarter of the prior year.

Gross Profit (dollars in thousands and as a % of Net Sales)

For Three Months Ended	March 27, 2009	March 28, 2008

Gross profit	$2,607	$1,383
Gross profit percent	16.0%	11.6%

Gross profit as a percentage of sales significantly improved over the comparable quarter of the prior year.  The improvement of 4.4 percentage points of gross margin at a materially higher revenue level demonstrates an increased margin flow-thru on incremental sales and a strong improvement in the quality of earnings.  This improvement in gross margin is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, strong margins being achieved at Val-U-Tech, lean initiatives focused on driving operational efficiencies, and a favorable mix of customer shipments for the quarter.  The Val-U-Tech operation also contributed favorably to our improved gross profit along with more than a 30% increase in gross profit from IEC’s core business.  We foresee our gross profit percentage normalizing at approximately 14.5% to 15.5% over the balance of the year.

Selling and Administrative Expense (dollars in thousands and as a % of Net Sales)

For Three Months Ended	March 27, 2009	March 28, 2008

Selling and administrative expense	$1,464	$998
Selling and administrative expense percent	9.0%	8.4%

Selling and administrative expenses as a percentage of sales increased by 0.6% for the three month period ended March 27, 2009 compared to the same period of the prior fiscal year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. We continue to work toward full integration of Val-U-Tech into our consolidated business and that has required additional expense in areas of quality certifications, systems, and staffing. Selling and administrative expenses for the quarters ended March 27, 2009 and March 28, 2008 included $48K and $50K of non-cash stock option expense respectively.

Interest expense was $91,000 for the three month period ended March 27, 2009, up from $84,000 in the comparable three month period of the prior fiscal year.  Total debt has increased due to the Val-U-Tech acquisition.  The M&T credit agreement has afforded the Company with much more competitive interest rates in comparison to prior years.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.  On a pro-forma basis, prior year second quarter interest at the current year “post acquisition” level of debt, would have been $143,000.

Income tax expense for the three month period ended March 27, 2009 was $393,000 offset by a credit of $(1,894,000) for a net benefit from taxes of $(1,501,000).  In the comparable quarter of the prior fiscal year we recognized a net benefit from income taxes of $(370,000).  In both years the credits were due to a reversal of a portion of the valuation allowance against our deferred tax assets.  (See Note #4 to the accompanying Consolidated Financial Statements.)

Results of Operations  -  Six Months Ended March 27, 2009,
Compared to the Six Months Ended March 28, 2008.

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements and the related Notes to Consolidated Financial Statements.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement found on Page 18 of this form 10-Q.

Sales   (dollars in millions)

For Six Months Ended	March 27, 2009	March 28, 2008

Net sales	$32.2	$23.1

IEC has had two successive strong quarters.  Net sales for the first half of fiscal 2009 surpassed the revenue achieved in the first half of the prior year by $9.1 million or 39%.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and despite the recessionary outlook for the economy we expect continued growth in both revenue and profitability throughout fiscal 2009.  Sales from Val-U-Tech were accretive for the first half of fiscal 2009 and IEC’s core business grew by more than 12% over the same six month period of the prior year.

Gross Profit   (dollars in thousands and as a % of Net Sales)

For Six Months Ended	March 27, 2009	March 28, 2008

Gross profit	$4,841	$2,529
Gross profit percent	15.0%	10.9%

Gross profit as a percentage of sales dramatically improved over the comparable six month period of the prior year.  The improvement of 4.1 percentage points of gross margin at a materially higher revenue level demonstrates an increased margin flow-thru on incremental sales and a strong improvement in the quality of earnings.  This improvement in gross margin is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, strong margins being achieved at Val-U-Tech, and lean initiatives focused on driving operational efficiencies. The Val-U-Tech operation also contributed favorably to our improved gross profit along with more than a 40% increase in gross profit from IEC’s core business.  We foresee our gross profit percentage normalizing at approximately 14.5% to 15.5% over the balance of the year.

Selling and Administrative Expense   (dollars in thousands and as a % of Net Sales)

For Six Months Ended	March 27, 2009	March 28, 2008

Selling and administrative expense	$2,751	$1,752
Selling and administrative expense percent	8.5%	7.6%

Selling and administrative expenses as a percentage of sales increased by 0.9% over the comparable six month period of the prior fiscal year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. We continue to work toward full integration of Val-U-Tech into our consolidated business and that has required additional expense in areas of quality certifications, systems, and staffing.  Selling and administrative expenses for the six months ended March 27, 2009 and March 28, 2008 included $95K and $91K of non-cash stock option expense respectively.

Interest expense was $215,000 for the first half of fiscal 2009, up from $176,000 in the comparable six month period of the prior fiscal year.  Total debt has increased due to the Val-U-Tech acquisition.  The M&T credit agreement has afforded the Company much more competitive interest rates in comparison to prior years.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.  On a pro-forma basis, the interest expense for the first six months of the prior fiscal year, at our current year “post acquisition” level of debt, would have been $288,000.

Income tax expense for the six month period ended March 27, 2009 was a net credit of ($1,209,000).  This net benefit from income taxes was due to the $1,894,000 credit associated with the recognition of the deferred tax asset offset by year-to-date tax expense of $685,000.  In the six month period ended March 28, 2008 we recognized a net benefit from income taxes of $(490,000).  In both years the credits were due to a reversal of a portion of the valuation allowance against our deferred tax assets.  (See Note #4 to the accompanying Consolidated Financial Statements.)

Liquidity and Capital Resources

Cash Flow provided by (used in) operating activities was $1.3 million for the six month period ended March 27, 2009 compared to ($1.7) million used in operations during the same six month period in the prior fiscal year.  This represents a $3.0 million increase year over year in cash provided by operations for the first half of the year.  The improvement is mainly attributable to increased focus on effective working capital management especially very strong and consistent collection activities driving a reduction in receivables.  Accounts receivable changes were a source of cash and contributed $2.5 million toward the favorable year over year variance in cash from operations.  In addition, stronger earnings contributed to the favorable cash flow for the first six months of fiscal 2009 compared to the same period of the prior year.

Cash Flow provided by (used in) investing activities was ($0.4) million for the six month period ended March 27, 2009.  During the same six month period of the prior fiscal year we also used ($0.4) million to invest in machinery and equipment.

Cash Flow provided by (used in) financing activities was ($0.9) million during the first six months of fiscal 2009 as we continue to utilize our cash provided through operations to pay-down our outstanding debt ahead of schedule.  We sourced $0.3 million of cash through our available capital line of credit to finance the procurement and installation of more state-of-the-art production equipment during the first six months.  During the comparable six month period of fiscal 2008 we borrowed $2.1 million.

At March 27, 2009, we had a $4.3 million balance outstanding under our revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $9.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of March 27, 2009.  The table below provides details on the Company’s performance relative to each of the three covenants for the quarter:

	Covenant	Requirement			Actual Performance

•	Minimum quarterly EBITDARS	≥ $	350,000		$1,430,000
•	Fixed Charge Coverage	≥	1.1	x	2.7	x
•	Total Debt to EBITDARS	<	3.75	x	2.2	x

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

Item 4T — Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures associated with the “base IEC business”, excluding the recently acquired Val-U-Tech operation, as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that base IEC business, excluding the Val-U-Tech operation, has disclosure controls and procedures which were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures. The Val-U-Tech operation will be evaluated in exactly the same manner and management will report on the effectiveness of controls of that operation as of September 30, 2009 in our Annual Report on Form 10-K for the year ended September 30, 2009.

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 27, 2009, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3 — Defaults Upon Senior Securities – None

Item 4 — Submission of Matters to a Vote of Security Holders –

(a)	The Annual Meeting of Stockholders was held on February 4, 2009.

(b)
Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)	(i) At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

Nominee	Votes FOR	Authority Withheld

W. Barry Gilbert	8,334,014	103,157
Michael G. Brudek **	8,404,235	32,936
Eben S. Moulton	8,404,170	33,001
James C. Rowe	8,404,170	33,001
Carl E. Sassano	8,404,635	32,536
Jerold L. Zimmerman	8,404,235	32,936

**	note: Mr. Brudek resigned his board position effective March 17, 2009 as described in the Company’s Current Report on Form 8-K filed on March 23, 2009.

(ii)
 At the Annual Meeting, the stockholders also voted upon a proposal to approve an amendment to the Company’s Certificate of Incorporation to effect a one, up to four, reverse stock split at any time before the Company's 2010 Annual Meeting of stockholders.  The tabulation of votes with respect to such matter was as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINING	Broker NON-VOTES

7,003,900	1,393,378	39,893	-0-

Item 5 — Other Information - None

Item 6 — Exhibits

The following documents are filed as exhibits to this Report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC ELECTRONICS CORP.
REGISTRANT

Dated: April 23, 2009	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: April 23, 2009	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer