Form 10-Q
period 2009-06-26
IEC ELECTRONICS CORP
filed 2009-07-23
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2009

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐  NO ☐

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

Common Stock, $0.01 Par Value - 8,549,113 shares as of July 21, 2009.

		Page
		Number

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of:
	June 26, 2009(Unaudited) and September 30, 2008	3

	Consolidated Statements of Operations for the three months
	ended: June 26, 2009(Unaudited) and June 27, 2008
	(Unaudited)	4

	Consolidated Statements of Operations for the nine months
	ended: June 26, 2009(Unaudited) and June 27, 2008
	(Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months
	ended: June 26, 2009(Unaudited) and June 27, 2008
	(Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

Part 1. Financial Information
Item 1 — Financial Statements

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 26, 2009 AND SEPTEMBER 30, 2008
(in thousands)

	JUNE 26, 2009	SEPTEMBER 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash (see note #9 page 13)	$-	$-
Accounts receivable (net of allowance for doubtful Accounts of $128 and $145 respectively)	9,976	10,345
Inventories	6,592	6,230
Deferred income taxes	1,908	1,908
Other current assets	116	61
Total Current Assets	18,592	18,544

FIXED ASSETS:
Land and land improvements	742	742
Building and improvements	4,339	4,368
Machinery and equipment	9,846	8,567
Furniture and fixtures	4,105	4,083
Sub-Total Gross Property	19,032	17,760
Less Accumulated Depreciation	(17,088)	(16,907)
Net Fixed Assets	1,944	853

NON-CURRENT ASSETS:
Deferred income taxes	13,557	14,727
Other Non Current Assets	50	60
Total Non-Current Assets	13,607	14,787
Total Assets	$34,143	$34,184

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Short term borrowings	$1,197	$1,098
Accounts payable	4,214	6,125
Accrued payroll and related expenses	970	808
Other accrued expenses	398	603
Customer Deposits (see Note #2)	292	664
Total current liabilities	7,071	9,298

Long term debt	7,864	8,910
Total Liabilities	14,935	18,208
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; Issued and outstanding - none	-	-
Common stock, $.01 par value, Authorized - 50,000,000 shares; Issued - 9,549,420 and 9,326,582 shares	95	93
Treasury Shares at Cost 1,012,873 and 412,873	(1,413)	(223)
Additional paid-in capital	40,490	40,124
Accumulated deficit	(19,964)	(24,018)
Total shareholders' equity	19,208	15,976
Total liabilities and shareholders’ equity	$34,143	$34,184

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	JUNE 26, 2009	JUNE 27, 2008
	(Unaudited)	(Unaudited)

Net sales	$17,346	$11,888
Cost of sales	14,556	10,475
Gross profit	2,790	1,413
Selling and administrative expenses	1,463	828
Operating profit	1,327	585

Interest and financing expense	90	106
Other (Income)/Expense	(151)	302
Net Income before income taxes	1,388	177

Provision for/(benefit from) income tax
(see tax expense comment page 14)	485	(691)

Net Income	$903	$868

Net Income per common and common equivalent share:

Basic	$0.11	$0.10
Diluted	$0.10	$0.09

Weighted average number of common and common equivalent shares outstanding:

Basic	8,524,317	8,708,537
Diluted	9,322,368	9,455,970

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008
(in thousands, except share and per share data)

	9 MONTHS ENDED	9 MONTHS ENDED
	JUNE 26, 2009	JUNE 27, 2008
	(Unaudited)	(Unaudited)

Net sales	$49,538	$34,988
Cost of sales	41,908	31,046
Gross profit	7,630	3,942
Selling and administrative expenses	4,214	2,580
Operating profit	3,416	1,362

Interest and financing expense	304	281
(Gain)/Loss on disposal of fixed assets	(5)	(2)
Other (Income)/Expense	(212)	301
Net Income before income taxes	3,329	782

Provision for/(benefit from) income tax
(see tax expense comment page 15)	(724)	(1,181)

Net Income	$4,053	$1,963

Net Income per common and common equivalent share:

Basic	$0.46	$0.23
Diluted	$0.43	$0.21

Weighted average number of common and common equivalent shares outstanding:

Basic	8,745,240	8,437,789
Diluted	9,386,616	9,194,454

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008
(in thousands)

	9 MONTHS ENDED	9 MONTHS ENDED
	JUNE 26, 2009	JUNE 27, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,053	$1,963
Non-cash adjustments:
Compensation Expense – Stock Options	121	143
Depreciation/Amortization	215	404
Issuance of director’s fees in stock	27	15
(Gain)/Loss on sales of fixed assets	(5)	(2)
Deferred Tax Expense	(724)	(1,181)
Changes in operating assets and liabilities:
Accounts receivable	369	(1,337)
Inventories	(361)	(1,968)
Other assets	(55)	32
Accounts payable	(1,911)	(812)
Accrued expenses	(42)	177
Customer Deposits	(373)	-
Net cash flows from operating activities	1,314	(2,566)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash investment into Subsidiary	-	(5,500)
Cash received from Subsidiary	-	544
Purchases of plant, property & equipment	(1,301)	(1,185)
Proceeds from the sale of property	11	2,002
Capitalized acquisition costs paid	-	(54)
Net cash flows from investing activities	(1,290)	(4,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements/notes payable	(852)	(729)
Borrowings/(Payments) Line of Credit	(79)	5,485
Proceeds from Equipment Financing	828	2,000
Proceeds from exercise of stock options	79	67
Capitalized financing costs paid	-	(64)
Net cash flows from financing activities	(24)	6,759

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$337	$281
Income taxes	$18	$2

Supplemental Disclosures of Non-Cash Adjustments:

Seller Notes adjusted through Deferred Tax Assets
(related to acquisition agreement)	$844	$-

Treasury Stock Adjusted through Deferred Tax Assets
(related to settlement agreement)	$1,050	$-

Return of Exercised Options to Treasury	$140	$-

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 26, 2009

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

     IEC Electronics Corp.,("IEC", "We", "Our", the “Company”), is a premier provider of electronic manufacturing services to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality and on-time delivery is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated manufacturing and reliability testing equipment and have created a “high intensity response culture” to react to our customers’ ever-changing needs. As a true extension of our customers’ operations, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customers’ total cost of ownership. While many EMS services are viewed as a commodity, we have truly set ourselves apart through an uncommon mix of unique features including:

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

Change of Name of Wholly Owned Subsidiary

     Effective June 17, 2009 the name of IEC Electronics’ wholly owned subsidiary, formerly known as Val-U-Tech Corp., was changed to IEC Electronics Wire and Cable, Inc. (“Wire and Cable”)

Consolidation

     The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”), from May 31, 2008.  All significant inter-company transactions and accounts have been eliminated.

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

Unaudited Financial Statements

     The accompanying unaudited financial statements for the three and nine months ended June 26, 2009, have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 Annual Report on Form 10-K.  Subsequent events were evaluated through July 23, 2009, the date these financial statements were issued.

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

     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.165, "Subsequent Events" (“SFAS 165”).  SFAS 165 establishes requirements for subsequent events. SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company is required to adopt this standard in the current period.  Adoption of SFAS 165 did not have a significant effect on the Company’s consolidated financial statements.

     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS 157 but does not expect it to have a material effect on its consolidated financial statements.

2. INVENTORIES:

     Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):

	June 26, 2009	September 30, 2008
Raw Materials	$3,611	$3,775
Work-in-process	2,541	1,743
Finished goods	440	712
	$6,592	$6,230

     The Company negotiates deposits from customers covering its raw material exposure when the customer significantly delays its original shipping date.  These customer deposits, when received, are carried as other current liabilities on the balance sheet but effectively reduce a portion of the Company’s raw material inventory.  Current customer deposits total $292,000.

3. CREDIT FACILITIES:

     The Company has a $14.2 million senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank).  The following is a summary of the credit and sale leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory.  As of June 26, 2009, outstanding loans under the revolving credit facility were $4.9 million.  The credit facility matures on May 30, 2013.  Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios.  Our current interest rate on our revolving line balance is 2.49%.

▪
A $1.7 million term loan amortized equally over 60 months beginning June 2008.  IEC’s interest rate is fixed at 6.7%. The remaining balance as of June 26, 2009 was $0.9 million inclusive of an accelerated payment of $0.5 million made during the fourth quarter of fiscal 2008.

▪
An available $1.5 million equipment line of credit.  The capital credit facility is amortized equally over 60 months and matures on May 30, 2013.  Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.  Using this capital credit line the company was able to secure additional interest rate subsidies from New York State’s Linked Deposit Program and has used a total of $0.8 million of the $1.5 million available line as of June 26, 2009.  For the quarter ended June 26, 2009 the weighted average interest rate on capital financing was 3.26%.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. At June 26, 2009 our remaining unpaid balance for the lease was $1.5 million.

▪	All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company including IEC Electronics Wire and Cable, Inc.

     In connection with the acquisition of “Wire and Cable” in May 2008 and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Quarterly payments of principal and interest were to be made in 20 equal installments.  These payments began September 1, 2008.  The Seller Notes were subject to a final reconciliation to determine the total increase or decrease depending upon the sales by “Wire and Cable” to its largest customer in calendar year 2009.  The Company waived its right to any further purchase price adjustment under the original acquisition agreement as part of the settlement agreement disclosed in the Company’s Current Report on Form 8-K filed on March 23, 2009. As of June 26, 2009 the remaining aggregate principal balance of the Seller Notes was $2.4 million.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

     The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges, calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of June 26, 2009. (See Liquidity and Capital Resources section of the Management Discussion and Analysis.)

     The Company has outstanding an energy loan ("NYSERDA Loan") from M&T Bank in the principal amount of $0.2 million. The NYSERDA Loan is a low interest loan, subsidized by New York State, to facilitate energy conservation projects. The NYSERDA Loan is for a term of 5 years and has an effective interest rate of 2.08%. The maturity date is May 1, 2013. As amended, the NYSERDA Loan is subject to the same financial covenants as those contained in the Credit Agreement.

     Annual debt maturities (in thousands) for the twelve month periods after June 26, 2009 are:

Year 1	Year 2	Year 3	Year 4*
$1,197	$1,197	$1,127	$5,540

*  includes current revolver balance of $4,913

4. INCOME TAXES:

     The provision for (benefit from) income taxes for the quarters ended June 26, 2009 and June 27, 2008 is summarized as follows (in thousands):

	3 Months	3 Months	YTD	YTD
	JUN 26, 2009	JUN 27, 2008	JUN 26, 2009	JUN 27, 2008
Current Tax Expense
Federal	28	60	66	281
State / Other	2	11	4	47

Deferred Tax Expense/(Benefit)
Federal	444	(648)	(549)	(1,282)
State / Other	11	(114)	(245)	(227)

Provision for/(Benefit from)
Income taxes	485	(691)	(724)	(1,181)

The components of the deferred tax asset at June 26, 2009 and September 30, 2008 are as follows (in thousands):

	June 26, 2009	September 30, 2008
Net operating loss and AMT
credit carryovers	$14,428	$15,598
Accelerated depreciation	596	596
New York State investment tax credits	3,312	3,312
Inventories	140	140
Other	301	301
	18,777	19,947
Remaining Valuation allowance	(3,312)	(3,312)
Current and Long Term Deferred Tax Asset	$15,465	$16,635	*

*	includes deferred tax assets acquired in “Wire and Cable” acquisition (The cost of the acquisition in excess of the fair value of assets acquired was assigned to deferred tax assets.)

     The Company has a net operating loss carry-forward of $41.3 million (expiring in years through 2025).  The Company has available approximately $5.0 million in New York State investment tax credits (expiring in years through 2017).  SFAS 109 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations.

     At the end of the first quarter of fiscal 2009, and as described in the Company’s Quarterly Report on Form 10-Q for the three month period ended December 26, 2008, the Company decreased the Seller Notes by $844,000 based upon the terms and conditions of the “Wire and Cable” acquisition agreement.  The offset to the Seller Note decrease was a reduction of the Company’s deferred tax asset.  Subsequently, during the second quarter of fiscal 2009, as part of its settlement agreement with “Wire and Cable”, the Company received back the 500,000 shares of IEC stock, with a value of $1,050,000, that had been issued to the sellers of “Wire and Cable” as part of the purchase price.  The settlement agreement with “Wire and Cable” is described in the Company’s Current Report on Form 8-K, filed on March 23, 2009.  The offset to the increase in treasury stock was an additional reduction of the Company’s deferred tax asset.  SFAS 109 requires that the company establish an asset on the balance sheet to reflect the future value associated with the Company’s ability to utilize its past losses and credits against future income tax obligations.  To comply with SFAS 109 the Company performed an interim evaluation of its deferred tax asset valuation allowance and, based upon expected performance, determined that there is a high probability that the majority of the deferred tax asset would be utilized.  Accordingly, adjustments to deferred tax assets, as noted above, were credited to income tax expense in the current quarter.  A valuation allowance of $3,312,000 remains appropriate due to the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry-forwards for state taxes.  Due to a low allocation of income to New York,  our effective state tax rate is minimal.  Therefore it is unlikely that the Company will use 100% of its state net operating losses before 2017.

5. STOCK BASED COMPENSATION:

     In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of June 26, 2009, there were 476,004 shares remaining available for issuance under the 2001 Plan.  The Company issued 20,000 and 78,000 options during the three and nine month periods ending June 26, 2009, respectively.  The Company issued 25,000 and 167,500 options during the three and nine month periods ended June 27, 2008, respectively.  The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED	9 MO. ENDED	9 MO. ENDED
	JUN 26, 2009	JUN 27, 2008	JUN 26, 2009	JUN 27, 2008
Risk free interest rate	2.5%	2.5%	2.3%	2.7%
Expected term	4.9 years	4.9 years	4.7 years	4.7 years
Volatility	63%	50%	54%	51%
Expected annual dividends	none	none	none	none

Options Granted:

Wgt.Avg. fair value per share	$2.04	$0.91	$0.92	$0.82

Aggregate total value	$40,800	$22,800	$71,680	$136,550

6. MAJOR CUSTOMER CONCENTRATIONS:

     Five customers accounted for 65% of our revenue during the three month period and 69% during the nine month period ended June 26, 2009. No single customer exceeded 19% of total Company sales revenue for the three month period ended June 26, 2009. No single customer exceeded 18% of total Company sales revenue for the nine month period ended June 26, 2009.  For the comparable periods of the prior year our top five customers represented 75% of total sales for the three months ended June 27, 2008 and 68% for the nine months ended June 27, 2008.  No single customer exceeded 26% of total Company sales revenue for the three month period ended June 27, 2008.  No single customer exceeded 23% of total Company sales revenue for the nine month period ended June 27, 2008.

7. LITIGATION:

     There are no legal proceedings pending to which IEC or its subsidiary is a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiary.

8. COMMITMENTS AND CONTINGENCIES:

a.)Equipment leases - The Company is obligated under non-cancelable operating leases, primarily for manufacturing and office equipment.  These leases generally contain renewal options and provisions for payment of the lease by the Company for executory costs (taxes, maintenance and insurance).  Annual minimum lease obligations for manufacturing and office equipment are approximated as follows:

Fiscal Year	Amount
2009	$451,664
2010	451,664
2011	451,664
2012	451,664
2013	321,920

Total minimum lease payments	$2,128,576

b.)”Wire and Cable” lease - The Company leases the buildings occupied by “Wire and Cable”.  The buildings are leased under a non-cancelable operating lease which expires in December 2012.  Annual minimum lease obligations on the building are approximated as follows:

Fiscal Year	Amount
2009	$176,857
2010	176,857
2011	184,578
2012	187,150
2013	46,788

Total minimum lease payments	$772,230

9.  CASH:

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

Results of Operations  -  Three Months Ended June 26, 2009,
Compared to the Three Months Ended June 27, 2008.

Sales (dollars in millions)

For Three Months Ended	June 26, 2009	June 27, 2008

Net sales	$17.3	$11.9

IEC had a strong third quarter and significantly surpassed the revenue achieved in the same quarter of the prior year.  This quarter’s $5.4 million increase in Net Sales over the same three month period ended June 27, 2008 represents an improvement of 45%.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and despite the current recessionary forces in the economy, we expect continued growth in both revenue and profitability through the remainder of fiscal 2009.  Sales from “Wire and Cable” were accretive for the quarter and IEC’s core business grew by more than 33% over the same quarter of the prior year.

Gross Profit (dollars in thousands and as a % of Net Sales)

For Three Months Ended	June 26, 2009	June 27, 2008

Gross profit	$2,790	$1,413
Gross profit percent	16.1%	11.9%

     Gross profit as a percentage of sales significantly improved over the comparable quarter of the prior year.  The improvement of 4.2 percentage points of gross profit at a higher revenue level demonstrates an increased margin flow-thru on incremental sales and a strong improvement in the quality of earnings.  This improvement in gross profit is continued evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, and lean initiatives focused on driving operational efficiencies.  We foresee our gross profit percentage normalizing at approximately 15.0% to 16.0% over the balance of the year.

Selling and Administrative Expense (dollars in thousands and as a % of Net Sales)

For Three Months Ended	June 26, 2009	June 27, 2008

Selling and administrative expense	$1,463	$828
Selling and administrative expense percent	8.4%	7.0%

Selling and administrative expenses as a percentage of sales increased by 1.4% for the three month period ended June 26, 2009 compared to the same period of the prior fiscal year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. We continue to work toward full integration of “Wire and Cable” into our consolidated business and that effort has required additional expense in areas of quality certifications, systems, and staffing. Selling and administrative expenses for the quarters ended June 26, 2009 and June 27, 2008 included $26K and $52K of non-cash stock option expense respectively.

Interest expense was $90K for the three month period ended June 26, 2009, compared to $106K in the comparable three month period of the prior fiscal year.  Total debt has decreased significantly since the acquisition of “Wire and Cable”.  Additionally, the M&T credit agreement has afforded the Company with much more competitive interest rates in comparison to prior years.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.  Due to our success in managing debt and our performance relative to bank financial covenants, the Company qualified for an additional 0.25% interest rate reduction with M%T.

Other Income includes a $150K refund of sales tax, penalties and accrued interest from the State of Alabama and the City of Arab, Alabama in settlement of a long standing dispute over a previous use tax assessment.

Income tax expense for the three month period ended June 26, 2009 was $485K. In the comparable quarter of the prior fiscal year we recognized a net benefit from income taxes of $(691K).  The credit in the prior year was due to a reversal of a portion of the valuation allowance against our deferred tax assets.  GAAP accounting requires the Company to record a tax provision, however, due to our net operating loss carryforward, we will pay minimal taxes for the foreseeable future.  Our pre-tax fully diluted earnings per share was $0.15 for the quarter ended June 26, 2009.

Results of Operations  -  Nine Months Ended June 26, 2009,
Compared to the Nine Months Ended June 27, 2008.

Sales (dollars in millions)

For Nine Months Ended	June 26, 2009	June 27, 2008

Net sales	$49.5	$35.0

IEC has had three successive strong quarters.  Net sales for the nine months ended June 26, 2009 exceeded the revenue achieved in the comparable period of the prior fiscal year by $14.5 million or 41%.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and despite the recessionary outlook for the economy we expect continued growth in both revenue and profitability through the end of fiscal 2009.  Consistent with the narrative for the three months ended June 26, 2009, sales from “Wire and Cable” were accretive for the first nine months of fiscal 2009 and IEC’s core business grew by 20% over the same nine month period of the prior year.

Gross Profit (dollars in thousands and as a % of Net Sales)

For Nine Months Ended	June 26, 2009	June 27, 2008

Gross profit	$7,630	$3,942
Gross profit percent	15.4%	11.3%

Gross profit as a percentage of sales dramatically improved over the comparable nine month period of the prior year.  The improvement of 4.1 percentage points of gross profit at a higher revenue level demonstrates an increased margin flow-thru on incremental sales and a strong improvement in the quality of earnings.  This improvement in gross profit is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, strong margins being achieved at “Wire and Cable”, and lean initiatives focused on driving operational efficiencies. The “Wire and Cable” operation contributed favorably to our improved gross profit along with a 65% increase in gross profit from IEC’s core business.  We foresee our gross profit percentage normalizing at approximately 15.0% to 16.0% over the balance of the year.

Selling and Administrative Expense   (dollars in thousands and as a % of Net Sales)

For Nine Months Ended	June 26, 2009	June 27, 2008

Selling and administrative expense	$4,214	$2,580
Selling and administrative expense percent	8.5%	7.4%

Selling and administrative expenses, as a percentage of sales, increased by 1.1% over the comparable nine month period of the prior fiscal year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. We continue to work toward full integration of “Wire and Cable” into our consolidated business and that effort has required additional expense in areas of quality certifications, systems, and staffing.  Selling and administrative expenses for the nine months ended June 26, 2009 and June 27, 2008 included $121K and $143K of non-cash stock option expense respectively.

Interest expense was $304K for the first nine months of fiscal 2009, up from $281K in the comparable nine month period of the prior fiscal year.  Total average debt over the comparable nine month periods has increased due to the “Wire and Cable” acquisition.  The M&T credit agreement has afforded the Company much more competitive interest rates in comparison to prior years.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.  Due to our success in managing debt and our performance relative to bank financial covenants, the Company qualified for an additional 0.25% interest rate reduction with M%T.

Other Income includes a $150K refund of sales tax, penalties and accrued interest from the State of Alabama and the City of Arab, Alabama in settlement of a long standing dispute over a previous use tax assessment.

Income tax expense for the nine month period ended June 26, 2009 was a net credit of ($724K).  This net benefit from income taxes is attributable to the ($1,894K) credit associated with the recognition of the deferred tax asset, offset by year-to-date tax expense of $1,170K. In the nine month period ended June 27, 2008 we recognized a net benefit from income taxes of $(1,181K).  In both years the credits were due to a reversal of a portion of the valuation allowance against our deferred tax assets.  (See Note #4 to the accompanying Consolidated Financial Statements.)

Liquidity and Capital Resources

Cash Flow provided by (used in) operating activities was $1.3 million for the nine month period ended June 26, 2009 compared to ($2.6) million used in operations during the same nine month period in the prior fiscal year.  This represents a $3.9 million increase, year over year, in cash provided by operations for the first nine months.  The increase in cash from operations is mainly attributable to significantly improved earnings.  Stronger earnings contributed $2.1 million to the favorable cash flow for the first nine months of fiscal 2009 compared to the same period of the prior year. Additionally, increased focus on effective working capital management contributed to the improved cash from operations.  In particular, very strong and consistent collection activities drove a reduction in receivables which provided cash from operations of $1.7 million.  Inventory used cash through the first nine months of this year albeit $1.7 million less cash used than the same nine month period of fiscal 2008.  Payables decreased due to the Company’s decision to pay suppliers earlier and take advantage of the earnings improvement from vendor prompt payment discounts.  The payables decrease was the equivalent of a $1.6 million use of cash.

Cash Flow provided by (used in) investing activities was ($1.3) million for the nine month period ended June 26, 2009.  During the same nine month period of the prior fiscal year we used ($4.2) million to invest.  The 2008 investment included our net cash investment in our subsidiary, IEC Electronics Wire and Cable, Inc. as well as investments in machinery and equipment.

Net Cash Flow provided by (used in) financing activities was negligible during the first nine months of fiscal 2009.  We continue to utilize our cash provided through operations to pay down our outstanding debt.  The net debt pay down of ($0.8) million was offset by our capital asset financing which supplied $0.8 million of cash through our available capital line of credit.  The financing, which was obtained at very favorable interest rates due to subsidies from the NY State Linked Deposit Program, enabled the procurement and installation of more state-of-the-art production equipment during the first nine months.  During the comparable period of fiscal 2008 we borrowed $6.8 million which included the financing which enabled the acquisition of IEC Electronics Wire and Cable, Inc.

At June 26, 2009, we had a $4.9 million balance outstanding under our revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $9.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of June 26, 2009.  The table below provides details on the Company’s performance relative to each of the three covenants for the quarter:

	Covenant	Requirement	Actual Performance

▪	Minimum quarterly EBITDARS	≥ $ 350,000	$1,693,000
▪	Fixed Charge Coverage	≥ 1.10x	2.73	x
▪	Total Debt to EBITDARS	< 3.75x	1.96	x

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

Impact of Inflation

To date the impact has been minimal due to the fact that we have been able to adjust many of our bids to reflect inflationary increases in costs; however it is not clear this will continue and in turn could affect our margins.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.165, "Subsequent Events" (“SFAS 165”).  SFAS 165 establishes requirements for subsequent events. SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company is required to adopt this standard in the current period.  Adoption of SFAS 165 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS 157 but does not expect it to have a material effect on its consolidated financial statements.

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

Item 4T — Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures which were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 26, 2009, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material, legal proceedings pending to which IEC or its subsidiary is a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiary.

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

IEC ELECTRONICS CORP.
REGISTRANT

Dated: July 23, 2009	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: July 23, 2009	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer