Form 10-K
period 2009-09-30
IEC ELECTRONICS CORP
filed 2009-11-13
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009 or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission file number 0-6508

IEC ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3458955
(State or other jurisdiction of	(IRS Employer ID No.)
incorporation or organization)

105 Norton Street, Newark, New York  14513
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 315-331-7742

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NYSE Amex
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                 Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.              Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐ No  ☒

At March 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock held by non-affiliates for the registrant was $ 9,558,887(based on the closing price of the registrant’s Common Stock on The Over-the-Counter Bulletin Board on such date).  Shares of Common Stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding Common Stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate.  Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 9, 2009, there were outstanding 8,750,455 shares of Common Stock.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

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

PART I
ITEM 1.  BUSINESS

Overview

IEC Electronics Corp.,("IEC", "we", "our", “us” the “Company”), is a premier provider of electronic manufacturing services,(“EMS”), to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment coupled with a full complement of high reliability manufacturing stress testing technologies.  We have created a “high intensity response culture” to react and adapt to our customer’s ever-changing needs.  Our customer focused approach offers a high degree of flexibility while simultaneously complying with the industry’s rigorous quality and on-time delivery standards.  As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have set ourselves apart through an uncommon mix of features including:

▪
A world class Technology Center that combines a dedicated prototype manufacturing center with an on-site Materials Analysis Lab (headed by two staff PhD’s) for the seamless introduction of complex electronics

▪	A sophisticated Lean/Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results

▪	Industry-leading Web Portal providing real-time access to a wide array of critical customer data

▪	In-house custom functional test development to support complex system-level assembly, test, troubleshoot and end-order fulfillment

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was organized in 1966.  On May 30, 2008, IEC acquired all of the stock of Val-U-Tech Corp., a wire and cable-harness inter-connect business, located in Victor, New York.  Val-U-Tech was renamed IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) during 2009.  IEC Electronics Wire and Cable, Inc. is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors.  Wire and Cable manufactures a diverse portfolio of custom cable/wire harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds with an emphasis on perfect quality delivered precisely on time.

IEC is a world-class ISO 9001-2000, AS9100 and ISO13485 certified company. The AS9100 certification enables IEC to service the military and commercial aerospace markets.  The ISO13485 certification supports the quality requirements of the medical device markets.  We are also ITAR registered and NSA approved under the COMSEC standard.  Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. Many customers consider these certifications crucial when qualifying an EMS provider.  Our state-of-the-art Technology Center includes prototype assembly, design engineering services, and an Advanced Materials Technology Laboratory.

We continually evaluate emerging technologies and maintain a technology road map to ensure relevant processes and advances in new equipment are available to our customers when commercial and design factors so indicate.  The current generation of interconnection technologies includes chip scale packaging and ball grid array (BGA) assembly techniques.  We have placed millions of plastic and ceramic BGA's since 1994. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory and our Design Engineering Group.

Our experienced workforce has a high level of technical expertise.  Our emphasis is on building the most challenging complex systems serving original equipment manufacturers (“OEMs”) with advanced electronics technology.  IEC has positioned itself as a leader of lead-free solder assembly technology through early development and technical publications.  Lead-free was mandated by July 2006 for many electronic products sold in Europe.

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

IEC's Strategy

Our strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs in the ruggedized industrial, communications, medical, homeland security, and military and aerospace industries that require high reliability final assemblies.  These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, we offer our customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.

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

Products and Services

We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for wireless communication systems, test diagnostic equipment, military and defense systems, transportation products, and medical systems and instrumentation.  During the fiscal year ended September 30, 2009 we provided electronics and cable harness manufacturing services to approximately 80 different customers. We provide our services to multiple divisions and product lines of many of our customers and typically manufacture successive product generations for our customers.  In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through box build and functional test.

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

Marketing and Sales

Our sales increased during 2009, primarily due to the addition of several new customers, and increased market share with existing customers.  These customers, along with the customers we anticipate adding, are expected to generate further revenue growth during 2010.  We utilize a direct sales force as well as a nationwide network of Manufacturers Representatives.  Through this hybrid sales approach, we execute a focused sales strategy targeting only those customers with product profiles aligned with our core areas of expertise.  For example, we focus on customers developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications, medical, military and ruggedized industrial.

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

Backlog

During fiscal 2009 our backlog remained solid, an excellent result given the commercial turbulence of the last year.  We closed the year with backlog of $41.4 million as compared to a fiscal 2008 closing backlog of $43.9 million.  Backlog consists of two categories; orders, and firm forecasted commitments.  We also receive orders during the quarter, to ship in the same period, that do not appear in our backlog information.  Substantially, the entire current backlog is expected to be shipped within our current fiscal year.  Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in fluctuations in backlog from period to period.

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

Employees

The Company added 18 employees during fiscal 2009. IEC's employees numbered 368 at September 30, 2009, including 295 employees engaged in manufacturing and manufacturing support, 38 in engineering, and 35 in administrative and marketing functions.  None of our employees are covered by a collective bargaining agreement.  We have not experienced any work stoppages and believe that our employee relations are good.  We have access to a large work force by virtue of our northeast location midway between Rochester and Syracuse, two upstate New York industrial cities.  IEC's employees numbered 350 at September 30, 2008, including 300 employees engaged in manufacturing and manufacturing support, 28 in engineering, and 22 in administrative and marketing functions.

Patents and Trademarks

We hold patents unrelated to electronics manufacturing services and also employ various registered trademarks.  We do not believe that either patent or trademark protection is material to the operation of our business.

ITEM 1A. RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Our annual and quarterly results may vary significantly depending on various factors, including, but not limited to, the following:

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

A small number of customers are responsible for a significant portion of our net sales.  During fiscal 2009, 2008, and 2007, our five largest customers accounted for 55%, 62%, and 61% of net sales, respectively.  During fiscal 2009, 2008, and 2007, our single largest customer in each year accounted for 15%, 21%, and 26% of net sales, respectively.   The percentage of IEC's sales to its major customers may fluctuate from period to period.  Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at the current levels, or at all.

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

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKETS CONDITIONS.

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition.  These conditions may also materially impact our customers and suppliers.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future.  We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables.  Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.  Adverse economic and financial credit terms our suppliers extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us could have an adverse effect on our results of operations and financial condition.  Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition.  If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION.

Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control.  Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results.  Such cancellations, reductions or delays have occurred and may continue to occur.  The volume and timing of sales to our customers may vary due to:

▪	variation in demand for our customers' products in their end markets
▪	our customers' attempts to manage their inventory
▪	electronic design changes
▪	changes in our customers' manufacturing strategy
▪	recessionary conditions in customers' industries

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR REDUCED PRICES FOR OUR SERVICES.

     The EMS industry is highly fragmented and is characterized by intense competition.  We may be operating at a cost disadvantage compared to other EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location.  As a result, competitors may have a competitive advantage.  Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing.  Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

THE INTEGRATION OF ACQUIRED OPERATIONS MAY POSE DIFFICULTIES FOR US.

In May 2008, we completed our acquisition of Wire and Cable.  We may continue to acquire additional businesses in the future.  This acquisition and future acquisitions involve risks, including:

▪	integration and management of the operations;
▪	retention of key personnel;
▪	integration of information systems, internal procedures, accounts receivable and management, financial and operational controls;
▪	retention of customer base of acquired businesses;
▪	diversion of management’s attention from other ongoing business concerns; and
▪	exposure to unanticipated liabilities of acquired companies.

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

In addition, we are starting to provide managed inventory programs for some of our customers under which we hold and manage finished goods inventories.  This managed inventory program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial exposure with such customers.  Even though they will generally have contractual obligations to purchase such inventories from us, we may remain subject to the risk of enforcing those obligations.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development.  The continued success of our business will depend upon our ability to:

▪	hire and retain our qualified engineering and technical personnel;
▪	maintain and enhance our technological leadership; and
▪	develop and market manufacturing services that meet changing customer needs.

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

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED EMPLOYEES COULD HURT OUR OPERATIONS.

Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees.  The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us.  While we do have an employment agreement with W. Barry Gilbert, our Chief Executive Officer, we do not have employment agreements or non-competition agreements with any of our other key employees.

COMPLIANCE OR THE FAILURE TO COMPLY WITH CURRENT AND FUTURE ENVIRONMENTAL REGULATIONS COULD CAUSE US SIGNIFICANT EXPENSE.

We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process.  If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.  While we are not currently aware of any violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.

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

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT THE OPERATION OF OUR BUSINESS.

The agreements and instruments governing our existing debt and our secured credit facility contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios including, among others, limitations on the amount available under the revolving line of credit relative to the borrowing base, capital expenditures and minimum earnings before interest, taxes, depreciation and amortization, rent and lease payments and stock option expense(EBITDARS) and restrict our ability to:

▪	incur debt;
▪	incur or maintain liens;
▪	make acquisitions of businesses or entities;
▪	make investments, including loans, guarantees and advances;
▪	engage in mergers, consolidations or certain sales of assets;
▪	engage in transactions with affiliates; and
▪	pay dividends or engage in stock redemptions or repurchases.

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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

Our Common Stock is traded on the NYSE AMEX.  The market price of our Common Stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, government regulations, litigation, fluctuations in quarterly operating results, or general conditions in the EMS industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2009, no matters were submitted to vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2009, were as follows:

Name	Age	Position

W. Barry Gilbert	63	Chairman of the Board, and Chief Executive Officer

Jeffrey T. Schlarbaum	43	Executive Vice President and President of IEC Contract Manufacturing

Donald S. Doody	43	Senior Vice President of Operations

Michael R. Schlehr	47	Vice President and Chief Financial Officer

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

Donald S. Doody, was promoted to Senior Vice President of Operations in May 2008. He joined IEC in November 2004 as Vice President of Operations.  Before joining IEC, he had more than 8 years of experience in the contract electronics manufacturing industry. He started his career with GE Transportation and Industrial Systems and became a Master Black Belt/Supplier Quality Engineer. Mr. Doody was a senior manufacturing engineer at Plexus Corporation, then became VP/GM of MCMS’s North Carolina facility. When Plexus acquired MCMS he became responsible for leading Lean Manufacturing and Six Sigma initiatives throughout the company. Mr. Doody holds a Bachelor’s degree in Engineering from the State University of New York, College at Buffalo and a M.S. degree in Industrial Sciences from Colorado State University.

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

(a)   Market Information.

IEC's Common Stock began trading on the NYSE Amex on June 9, 2009 under the symbol "IEC".  Prior to that, IEC's Common Stock was traded on The Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IECE.OB".

The following table sets forth, for the fiscal quarter indicated, the high and low closing sales prices for the Common Stock as reported on the OTCBB or NYSE Amex, as applicable.  The quotations on the OTCBB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter	High	Low
October 1, 2007 – December 28, 2007	$2.50	$1.60
December 29, 2007 – March 28, 2008	$1.90	$1.60
March 29, 2008 – June 27, 2008	$2.20	$1.50
June 28, 2008 – September 30, 2008	$2.20	$1.76
October 1, 2008 – December 26, 2008	$1.90	$1.40
December 27, 2008 – March 27, 2009	$1.60	$1.19
March 28, 2009 – June 26, 2009	$3.98	$1.35
June 27, 2009 – September 30, 2009	$7.45	$3.30

The closing price of IEC's Common Stock on the NYSE Amex on November 9, 2009, was $ 4.57 per share.

(b)   Holders.

As of November 9, 2009, there were approximately 165 holders of record of IEC's Common Stock, which does not include shareholders whose stock is held through securities position listings.  Many of our shares of Common Stock are held in street name by brokers and other institutions, and we are unable to estimate the number of their beneficial stockholders.

(c)   Dividends.

IEC has never paid dividends on its Common Stock.  It is the current policy of the Board of Directors of IEC to retain earnings for use in our business.  Certain financial covenants set forth in IEC's current loan agreement prohibit IEC from paying cash dividends.  We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information concerning IEC's equity compensation plans as of September 30, 2009.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)(2)	(b)	(c)(3)

Equity compensation plans:

approved by security holders(1)	971,988	$1.10	602,786
not approved by security holders	-0-	N/A	-0-

Total	971,988	$1.10	602,786

(1)  Consists of IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan")
(2)  Under the 2001 Plan, in addition to options, we have granted share-based compensation awards to outside directors, restricted stock awards, other stock-based awards and stock purchase programs.  As of September 30, 2009, there were 545,602 such awards under the 2001 Plan, all of which shares were issued and outstanding.
(3)  These shares may be issued in the form of stock options, restricted stock, performance shares or other share-based awards.

Issuance of Unregistered Securities:	Not Applicable

Repurchases of IEC Securities:	We repurchased no shares during the last quarter of Fiscal 2009.

Item 6. SELECTED FINANCIAL DATA

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
SELECTED FINANCIAL DATA
(in thousands, except per share data)

Years Ended September 30,	2009(#1)	2008(#1)	2007	2006	2005

INCOME STATEMENT DATA

Net sales	$67,811	$51,092	$40,914	$22,620	$19,066

Gross profit	$10,826	$6,217	$3,877	$2,753	$2,630
Percent of net sales	16.0%	12.2%	9.5%	12.2%	13.8%

Operating income	$4,819	$2,392	$985	$598	$346
Percent of net sales	7.1%	4.7%	2.4%	2.6%	1.8%

Net income before tax	$4,718	$1,634	$503	$215	$257

Net income	$4,956	$10,477	$875	$215	$285

Net income (loss) per common and common equivalent share:
Basic	$0.57	$1.22	$0.11	$0.03	$0.03
Diluted	$0.52	$1.12	$0.10	$0.03	$0.03

Common and common equivalent shares
Basic	8,729	8,554	8,114	7,973	8,261
Diluted	9,554	9,337	8,896	8,276	8,571

BALANCE SHEET DATA

Working capital(#2)	$11,295	$9,247	$3,985	$5,775	$2,038

Total assets	$34,469	$34,184	$12,344	$11,894	$5,538

Long-term debt, including current maturities(#3)	$7,747	$10,008	$1,751	$4,164	$937

Shareholders' equity	$20,254	$15,976	$4,163	$3,092	$3,020

Notes:
#1.) Comparability of 2009 to prior year is affected by 2008 late-year acquisition of Wire and Cable.
#2.) 2009 Customer deposits included in current liabilities.  Previously an offset to assets.
#3.) Revolving Line of Credit categorized as Long Term Debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements, the related Notes to Consolidated Financial Statements and the Five-Year Summary of Financial Data.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K.

Overview

During 2004, we refocused our sales efforts on high technology products that are less likely to migrate to offshore suppliers due to proprietary technology content, governmental restriction or volume considerations.  Since then we have continued to expand our business adding new customers and new markets.  Our customer base is stronger and more diverse than ever.  We continue to expand in areas we view as important for our continued growth.  IEC is ISO-9001:2000 registered, and an NSA approved supplier under the COMSEC standard.  Both IEC and Wire and Cable, our cable harness and interconnect business, are AS9100 certified to service the military and commercial aerospace market sector and ISO13485 certified to service the medical market sector.  We have identified and gained entry into advantageous markets by leveraging our ability to provide products of the highest quality and reliability, including significantly complex, low-run volume assemblies.  Currently, the markets we serve include military, governmental agencies, aerospace, communications, medical, computing and a variety of industrial sectors.  During fiscal 2009 our backlog remained solid, an excellent result given the commercial turbulence of the last year.  We closed the year with backlog of $41.4 million as compared to a fiscal 2008 closing backlog of $43.9 million.  Backlog consists of two categories; orders, and firm forecasted commitments.  We also receive orders during the quarter, to ship in the same period, that do not appear in our backlog information.  Substantially, the entire current backlog is expected to be shipped within our current fiscal year.  Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in fluctuations in backlog from period to period.  We continue to improve our internal bench strength and skills, our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage the steady growth in volume and complexity that we are experiencing.   Despite the recessionary outlook for the economy, based upon cautiously optimistic comments from our customers in the military and aerospace sectors, we expect continued growth in both revenue and profitability throughout fiscal 2010.

Analysis of Operations

Sales (dollars in millions)

For Year Ended September 30,	2009	2008	2007

Net sales	$67.8	$51.1	$40.9

IEC continues to experience strong top-line growth.  Revenue has increased 33% over 2008 and 66% over the sales achieved in 2007.  While the current fiscal year included twelve months of Wire and Cable revenues compared to four months in the previous fiscal year, the Company also enjoyed healthy organic growth in its core business.  This significant growth has been fueled by the expansion of product offerings and by market segment diversification as discussed above.  Because of our execution, our customers have rewarded us with ongoing programs and additional business.  The ongoing programs have become a stable core of our operation. The most significant revenue growth in recent years has occurred for IEC in the aerospace, medical and industrial market sectors.

Gross Profit (dollars in thousands and as a % of Net Sales)

For Year Ended September 30,	2009	2008	2007

Gross profit	$10,826	$6,217	$3,877

Gross profit percent	16.0%	12.2%	9.5%

IEC continues to show an increasing Gross Profit measured as a percentage of Net Sales.  Versus the prior year, fiscal 2009 gross profit as a percentage of net sales improved over 2008 by 3.8%.  Since fiscal 2007, the Company has increased its gross profit as a percentage of net sales by 6.5%.  This trend of significant increase, at a materially higher revenue level, further demonstrates the strength of our Company.  This improvement in gross margin was expected and was discussed in the 2007 year end SEC filing.  In fiscal 2007 IEC transitioned from low volume prototype work to new programs with larger production volumes.  The associated learning curves for new employees and for new products affected our efficiency and therefore our profitability.  In fiscal 2008 and 2009 labor efficiency improved through effective training of production employees, investments in capital equipment that served to modernize some processes, and through further implementation of continuous improvement and lean manufacturing principles.  Our workforce has expanded in size and in capability.  Our continued increases in productivity and improvements in execution have resulted in further penetration into profitable market sectors.

Selling and Administrative Expense (dollars in thousands and as a % of Net Sales)

For Year Ended September 30,	2009	2008	2007

Selling and administrative expense	$6,007	$3,825	$2,892

Selling and administrative expense percent	8.9%	7.5%	7.1%

Selling and administrative expenses as a percentage of sales increased to 8.9% in fiscal 2009. Fiscal 2009 included twelve months of Wire and Cable SG&A costs as compared to fiscal 2008 which included only four months of Wire and Cable SG&A costs.  This accounts for $618 of the increase in SG&A costs.  Incremental costs were also incurred in fiscal 2009 to strengthen our sales and marketing team.  Sales commissions, advertising, public relations and travel costs were higher as would be expected with incremental sales efforts and our efforts to expand into newer markets.  Additionally, costs were incurred to improve our information systems and technology infrastructure.  We also have accrued for plant-wide performance-based incentives which includes a provision for the next segment of Mr. Gilbert’s contractual incentives.

Other Income and Expense (dollars in millions)

For Year Ended September 30,	2009	2008	2007

Interest and financing expense	$0.4	$0.5	$0.4
Other (income)/expense	$(0.3)	$0.3	$-

Interest and financing expense was reduced in 2009.  Favorable interest rates and reduced debt levels resulted in lower financing costs.  The Company has consistently remained ahead of schedule with respect to the reduction of debt associated with its acquisition of the Wire and Cable business. From fiscal year end 2008 to fiscal year end 2009 the Company’s debt was reduced by $2.3 million. Total cash available to reduce debt was offset by $1.8 million of capital investments and $2.0 million of payments to suppliers to capture discounts.

We had “Other income” of $0.3 million during fiscal 2009 versus $0.3 million of “Other expense” in fiscal 2008.  Other Income for the current year is comprised mainly of a refund of sales tax, penalties and accrued interest from the State of Alabama and the City of Arab, Alabama in settlement of a long standing dispute over a previous sales tax assessment.  Additionally, we received a rebate on utilities associated with our recent capital project to reduce electricity usage for plant lighting.

Income Taxes (dollars in thousands)

For Year Ended September 30,	2009	2008	2007

Effective tax (benefit)	$(238)	$(8,843)	$(372)

Our 2009 tax benefit included a $1.9 million reversal of the valuation allowance against our deferred tax asset.  Our 2008 tax benefit included an $8.9 million reversal of the valuation allowance against our deferred tax asset.  (See Note #4 in Notes to Consolidated Financial Statements)

Liquidity and Capital Resources

Cash Flow provided by (used in) operating activities was $3.0 million for the fiscal year ended September 30, 2009 compared to $0.1 million for fiscal 2008.  The principal reason for this variance of $2.9 million versus prior year is the improvement in Net Income Before Tax.  Improved cash inflows from collections on customer receivables was offset by cash used to reduced payables and capture vendor discounts which was a benefit to earnings.

Cash Flow provided by (used in) investing activities was ($1.8) million for the fiscal year end versus ($4.4) million for fiscal 2008.  The prior year’s investing activities included the cash investment in Wire and Cable.  During fiscal 2009 we invested ($1.8) million in new production equipment to improve efficiency and capacity.

Cash Flow provided by (used in) financing activities was a use of ($1.2) million in fiscal 2009 versus a net source of cash of $4.4 million in fiscal 2008.  In fiscal 2009 we reduced our term debt and our revolving debt by an aggregate total of $2.2 million.  We also borrowed $0.8 million on our capital financing line of credit.  The prior year included the funding from our new credit facility which enabled the acquisition of Wire and Cable.

At September 30, 2009 we had a $3.9 million balance under our revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $9.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  On September 30, 2009, the remaining availability under the collateralized portion of our line of credit was $5.1 million.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.

The Company entered into a $14.2 million senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank) on May 30, 2008.  The following is a summary of the Credit and Sale Leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory.  As of September 30, 2009, outstanding loans under the revolving credit facility were $3.9 million.  The credit facility matures on May 30, 2013.  Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios.  On September 30, 2009 the interest rate on our revolving line balance was 1.75%.

▪
A $1.7 million term loan amortized equally over 60 months beginning July 2008.  IEC’s interest rate is fixed at 6.7%.  The outstanding balance at September 30, 2009 was $0.8 million.  One year prior, at September 30, 2008, the outstanding balance of our term loan was $1.1 million.

▪
An available $1.5 million equipment line of credit.  The capital credit facility is amortized equally over 60 months and matures on May 30, 2013.  Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.  Using this capital credit line the Company was able to secure additional interest rate subsidies from New York State’s Linked Deposit Program and has used a total of $0.8 million of the $1.5 million available line as of September 30, 2009.  New equipment was purchased to continue driving our increased operating efficiencies.  For the year ended September 30, 2009 the weighted average interest rate on capital financing was 3.08%. The outstanding balance at September 30, 2009 was $0.7 million.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. Assets sold had a cost of $15.6 million inclusive of $1.2 million of assets purchased during the nine months ended June 27, 2008, and an accumulated depreciation of $13.6 million.  A minimal loss will be amortized over the five year period of the lease.  At September 30, 2009 our remaining unpaid balance for the lease was $1.5 million compared to $1.8 million at September 30, 2008.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Wire and Cable; a pledge of all the Company’s equity interest in Wire and Cable, a negative pledge on the Company’s real property and a guaranty by Wire and Cable.

In connection with the acquisition of Wire and Cable and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.9 million with interest at the rate of 4% per annum.  The remaining balance at September 30, 2009 is $2.2 million.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of September 30, 2009.  The table below provides details on the Company’s performance relative to each of the three covenants as of September 30, 2009:

	Covenant	Requirement			Actual Performance

▪	Minimum quarterly EBITDARS	≥	$350,000		$1,641,000
▪	Fixed Charge Coverage	≥	1.1	x	3.03	x
▪	Total Debt to EBITDARS	<	3.75	x	1.56	x

If evaluated on an annual basis rather than quarterly, the Company’s performance with respect to the “Minimum EBITDARS Covenant” was $5,902,000 versus a four-quarter aggregate required minimum of $1,400,000.

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

FASB ASC 605-10 (Prior Authoritative Literature: Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements.").  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

FASB ASC 450-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"), requires that when, from time to time, we are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty, an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.  We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position or our results of operations.

FASB ASC 740 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"), establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences could impact our financial position or our results of operations.

Impact of Inflation

To date, the impact of inflation has been minimal due to the fact that we have been able to adjust many of our bids to reflect most inflationary increases in costs; however it is not clear this will continue and in turn could affect our margins.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 805 but does not expect it to have a material effect on its consolidated financial statements.

FASB ASC 810-10-65 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”), establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Company is currently evaluating the impact of FASB ASC 810-10-65 but does not expect it to have a material effect on its consolidated financial statements.

FASB ASC 855-10 (Prior Authoritative Literature: Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.165, "Subsequent Events"), establishes requirements for subsequent events. FASB ASC 855-10 is effective for interim or annual periods ending after June 15, 2009.  The Company is required to adopt this standard in the current period.  Adoption of FASB ASC 855 did not have a significant effect on the Company’s consolidated financial statements.

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

ITEM 9A(T) CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures that were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal year ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

An evaluation, based on the framework entitled Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO), was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of September 30, 2009.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement issued in connection with the 2010 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.  The information regarding Executive Officers of the Registrant is found in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors – Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement issued in connection with the 2010 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the section entitled “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be filed with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is presented under the caption entitled  "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2010 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.  Information relating to Equity Compensation Plans is found in Item 5 of Part II of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors” contained in the definitive proxy statement issued in connection with the 2010 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Ratification of Selection of Independent Registered Public Accounting Firm” contained in the definitive proxy statement issued in connection with the 2010 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report and as response to Item 8:

		Page
(1)	Consolidated Financial Statements and Supplementary Schedules
	Report of Independent Registered Public Accounting Firm	23
	Consolidated Balance Sheets as of
	September 30, 2009 and 2008	24
	Consolidated Statements of Operations for the years
	ended September 30, 2009, 2008 and 2007	25
	Consolidated Statements of Comprehensive Income and Shareholders'
	Equity for the years ended September 30, 2009, 2008 and 2007	26
	Consolidated Statements of Cash Flows for the years
	ended September 30, 2009, 2008 and 2007	27
	Notes to Consolidated Financial Statements	28
	Selected Quarterly Financial Data (unaudited	35

	All other schedules are either inapplicable or the information is included in
	the consolidated financial statements and, therefore, have been omitted.

(2)	Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
	Valuation of Qualifying Accounts	36

(3)	Exhibits

Exhibit No.	Title	Page

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
10.1
Credit Facility Agreement dated as of May 30, 2008 by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form  10-Q for the quarter ended June 27, 2008)

10.2
First Amendment to Credit Facility Agreement made July 29, 2008 to be effective as of May 30, 2008 between IEC Electronics Corp. and  Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8  to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.3*
Form of Indemnity Agreement between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.4*	IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009
10.5*	Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan
10.6*	Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan
10.7*	Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan
10.8*
Form of Challenge Award Option Agreement granted to senior management in Fiscal 2005 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)

10.9*
Form of First Amendment to Challenge Award Option Agreement dated as of September 29, 2006 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007)

10.10*
Form of Second Amendment to Challenge Award Option Agreement dated as of  January 23, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.11*
Form of Sales Restriction Agreement between IEC Electronics Corp. and certain option holders, dated as of August 24,2005 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)

10.12*
Option Award Agreement between the Company and W. Barry Gilbert dated as of August 12, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.13*
First Amendment to Option Award Agreement between the Company and W. Barry Gilbert dated as of August 4, 2006 (incorporated by reference to Exhibit 10.14 to the Company's  Annual Report on Form 10-K for the year ended September 30, 2008)

10.14*
Restricted Stock Award Agreement between the Company and Jeffrey T. Schlarbaum dated as of May 14, 2008 (incorporated by reference to Exhibit 10.15 to the Company's  Annual Report on Form 10-K for the year ended September 30, 2008)

10.15*
Restricted Stock Award Agreement between the Company and Donald S. Doody dated as of May 14, 2008 (incorporated by reference to Exhibit 10.16 to the Company's  Annual Report on Form 10-K for the year ended September 30, 2008)

10.16*
Separation Agreement between the Company and Brian Davis dated February 15, 2008 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on  Form 10-K for the year ended September 30, 2008)

10.17*
Independent Consulting Agreement between the Company and Brian Davis dated February 15, 2008 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.18*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)
10.19*	Summary of the Company's Fiscal 2009 Management Incentive Plan
10.20*	Summary of the Company's Long-Term Incentive Plan
10.21*	IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009
10.22*	IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009
10.23
Settlement Agreement dated March 17, 2009 by and among the Company, Val-U-Tech Corp.,  Kathleen Brudek, Michael Brudek and Nicholas Vaseliv (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2009)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on September 1, 2004)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of EFP Rotenberg, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2009.

IEC Electronics Corp.

By:/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/W. Barry Gilbert	Chief Executive Officer and
(W. Barry Gilbert)	Chairman of the Board	November 12, 2009

/s/Michael R. Schlehr	Vice President and
(Michael R. Schlehr)	Chief Financial Officer	November 12, 2009

/s/Carl E. Sassano	Director	November 12, 2009
(Carl E. Sassano)

/s/Jerold L. Zimmerman	Director	November 12, 2009
(Jerold L. Zimmerman)

/s/Eben S. Moulton	Director	November 12, 2009
(Eben S. Moulton)

/s/Amy L. Tait	Director	November 12, 2009
(Amy L. Tait)

/s/James C. Rowe	Director	November 12, 2009
(James C. Rowe)

Certified Public Accountants | 1870 Winton Road S., Suite 200 | Rochester, New York 14618 | 585.295.2400 | EFPRotenberg.com

EFP ROTENBERG LLP
what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
IEC Electronics Corp. and Subsidiaries
Newark, New York

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive income and shareholders' equity, and cash flows for each of the years in the three -year period ended September 30, 2009. The company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 12, 2009

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008
(in thousands)

ASSETS

	2009	2008

CURRENT ASSETS:
Cash	$-	$-
Accounts receivable (net of allowance for doubtful	10,354	10,345
Accounts of $85 and $145 respectively)
Inventories	6,491	6,230
Deferred income taxes	2,050	1,908
Other current assets	110	61

Total Current Assets	19,005	18,544

FIXED ASSETS:
Land and land improvements	742	742
Building and improvements	4,339	4,368
Machinery and equipment	10,335	8,567
Furniture and fixtures	4,131	4,083

Sub-Total Gross Property	19,547	17,760
Less Accumulated Depreciation	(17,156)	(16,907)

Net Fixed Assets	2,391	853

NON-CURRENT ASSETS:
Deferred income taxes	13,026	14,727
Other Non Current Assets	47	60

Total Non-Current Assets	13,073	14,787

Total Assets	$34,469	$34,184

LIABILITIES AND SHAREHOLDERS' EQUITY

	2009	2008

CURRENT LIABILITIES:
Short term borrowings	$1,147	$1,098
Accounts payable	4,183	6,125
Accrued payroll and related expenses	1,564	808
Other accrued expenses	531	603
Customer deposits	190	664

Total current liabilities	7,615	9,298

Long term debt	6,600	8,910

Total Liabilities	14,215	18,208

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized
- 500,000 shares; Issued and outstanding - none	-	-
Common stock, $.01 par value, Authorized
- 50,000,000 shares; Issued - 9,747,283 and
9,326,582 shares	97	93
Treasury Shares at Cost 1,012,873 and 412,873 shares	(1,413)	(223)
Additional paid-in capital	40,632	40,124
Accumulated deficit	(19,062)	(24,018)

Total shareholders' equity	20,254	15,976

Total liabilities and shareholders’ equity	$34,469	$34,184

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(in thousands, except per share and share data)

	2009	2008	2007

Net sales	$67,811	$51,092	$40,914

Cost of sales	56,985	44,875	37,037

Gross profit	10,826	6,217	3,877

Selling and administrative expenses	6,007	3,825	2,892

Operating income	4,819	2,392	985

Interest and financing expense	389	452	440
Other (income)/expense	(287)	306	42

Net income before income taxes	4,718	1,634	503

(Benefit from) income taxes (footnote #4)	(238)	(8,843)	(372)

Net income	$4,956	$10,477	$875

Net income per common and common equivalent share:

Basic Income available to common shareholders	$0.57	$1.22	$0.11

Diluted Income available to common shareholders	$0.52	$1.12	$0.10

Weighted average number of common and common equivalent shares outstanding:

Basic	8,728,930	8,553,635	8,114,491

Diluted	9,553,526	9,337,097	8,895,819

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(in thousands)

				Additional	Retained	Total
	Comprehensive	Common	Treasury	Paid-In	Earnings	Shareholders
	Income	Stock	Stock	Capital	(Deficit)	Equity

BALANCE, September 30, 2006		$84	$(223)	$38,601	$(35,370)	$3,092

Shares issued and expensed Under Directors and Employee Stock Plan		$3	-	$193	-	$196

Net Income	$875	-	-	-	$875	$875

Comprehensive income	$875

BALANCE, September 30, 2007		$87	$(223)	$38,794	$(34,495)	$4,163

Shares issued and expensed Under Directors and Employee Stock Plan		$1	-	$285	-	$286

Shares Issued for Wire and Cable Acquisition		$5	-	$1,045	-	$1,050

Net Income	$10,477	-	-	-	$10,477	$10,477
Comprehensive income	$10,477

BALANCE, September 30, 2008		$93	$(223)	$40,124	$(24,018)	$15,976

Shares issued and expensed Under Directors and Employee Stock Plan		$4	-	$508	-	$512

Acquisition of Treasury Stock			$(1,190)			$(1,190)

Net Income	$4,956	-	-	-	$4,956	$4,956
Comprehensive income	$4,956

BALANCE, September 30, 2009		$97	$(1,413)	$40,632	$(19,062)	$20,254

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,956	$10,477	$875
Non-cash adjustments:
Compensation Expense - Stock Options	131	195	80
Depreciation and amortization (See Note#3)	282	378	410
(Gain) loss on sale of fixed assets	(5)	1	17
Issuance of directors fees in stock	44	35	41
Changes in operating assets and liabilities:
Accounts receivable	(9)	(2,497)	(1,244)
Inventories	(260)	(595)	1,788
Deferred income taxes	(335)	(9,014)	(390)
Other assets	(46)	(23)	62
Accounts payable	(1,942)	761	1,084
Accrued expenses	685	333	385
Customer Deposits	(475)	-	-
Net cash flows from operating activities	3,026	51	3,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	11	2,002	17
Cash Paid for Acquisition of Subsidiary	-	(5,500)	-
Cash Received upon Acquisition of Subsidiary	-	544	-
Purchases of property, plant and equipment	(1,816)	(1,434)	(787)
Capitalized acquisition costs paid	-	(54)	-
Net cash flows from investing activities	(1,805)	(4,442)	(770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Revolver	(1,110)	3,964	(2,558)
Repayments on Term Debt	(1,135)	(1,501)	(305)
Borrowings from Capital and Term Debt	828	1,903	450
Proceeds from exercise of stock options	196	89	75
Capitalized financing costs	-	(64)	-
Net cash flows from financing activities	(1,221)	4,391	(2,338)

Change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$419	$452	$427
Income taxes, net of refunds received	26	3	3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Wire and Cable Assets and Liabilities acquired:

Net Accounts Receivable	$-	$1,663	$-
Net Inventories	-	1,645	-
Net Fixed Assets	-	175	-
Deferred Tax Assets	-1,894	6,981	-
Other Assets	-	489	-
Accounts Payable	-	-428	-
Accrued Expenses	-	-83	-
Seller Notes	844	-3,892	-
Stock issued to Sellers	1,050	-1,050	-
Cash Paid to Sellers	-	5,500	-

Return Exercised Option to Treasury	140	-	-

The accompanying notes are an integral part of these financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, 2008 AND 2007

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

IEC Electronics Corp.,("IEC", "we", "our", “us” the “Company”), is a premier provider of electronic manufacturing services,(“EMS”), to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment coupled with a full complement of high reliability manufacturing stress testing technologies.  We have created a “high intensity response culture” to react and adapt to our customer’s ever-changing needs.  Our customer focused approach offers a high degree of flexibility while simultaneously complying with the industry’s rigorous quality and on-time delivery standards.  As an extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have set ourselves apart through an uncommon mix of features including:

▪
A world class Technology Center that combines a dedicated prototype manufacturing center with an on-site Materials Analysis Lab (headed by a staff PhD) for the seamless introduction of complex electronics

▪	A sophisticated Lean/Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results

▪	Industry-leading Web Portal providing real-time access to a wide array of critical customer data

▪	In-house custom functional test development to support complex system-level assembly, test, troubleshoot and end-order fulfillment

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

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiary, Wire and Cable, from May 31, 2008.  All significant inter-company transactions and accounts have been eliminated.

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

Depreciation and amortization was $0.3 million, $0.4 million, and $0.4 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The principal depreciation and amortization lives used are as follows:

Description	Estimated Useful Lives

Land improvements	10 years
Buildings and improvements	5 to 40 years
Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 7 years

Long-Lived Assets

FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value.  The fair value of the Company's debt is estimated based upon similar market rate debt issues.

Revenue Recognition

FASB ASC 605-10 (Prior Authoritative Literature: Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements.").  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company’s net revenue is derived from the sale of electronic products built to customer specifications.  The Company also derives revenue from design services and repair work.  Revenue from sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recovery is reasonable assured.  Service related revenues are recognized upon completion of the services.  The Company assumes no significant obligations after product shipment.

Stock Based Compensation

FASB ASC 718 (Prior Authoritative Literature: SFAS No. 123(R), Share-Based Payment), requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Income Tax/Deferred Tax Policy

FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.

Earnings Per Share

FASB ASC 260 (Prior Authoritative Literature: SFAS No. 128, "Earnings Per Share").  Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per common share are calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 805 but does not expect it to have a material effect on its consolidated financial statements.

FASB ASC 810-10-65 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”), establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Company is currently evaluating the impact of FASB ASC 810-10-65 but does not expect it to have a material effect on its consolidated financial statements.

FASB ASC 855-10 (Prior Authoritative Literature: Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.165, "Subsequent Events"), establishes requirements for subsequent events. FASB ASC 855-10 is effective for interim or annual periods ending after June 15, 2009.  The Company is required to adopt this standard in the current period.  Adoption of FASB ASC 855 did not have a significant effect on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):
	2009	2008

Raw Materials	$3,365	$3,775
Work-in-process	2,555	1,743
Finished goods	571	712
	$6,491	$6,230

The Company negotiates deposits from customers covering its raw material exposure when the customer significantly delays its original shipping date.  These customer deposits, when received, are carried as other current liabilities on the balance sheet.  Current customer deposits total $190,000 and $664,000 at September 30, 2009 and 2008, respectively.

3. CREDIT FACILITIES:

Debt consists of the following at September 30 (in thousands):

	2009	2008
Short Term Portion	$1,147	$1,098
Long Term Portion	6,600	8,910
	$7,747	$10,008

The Company entered into a $14.2 million new senior secured loan agreement (Credit Agreement) and Sale Leaseback agreement with Manufacturers and Traders Trust Company (M&T Bank) on May 30, 2008.  The following is a summary of the Credit and Sale Leaseback agreements:

▪
A revolving credit facility up to $9.0 million, available for direct borrowings.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventory.  As of September 30, 2009, outstanding loans under the revolving credit facility were $3.9 million.  The credit facility matures on May 30, 2013.  Interest on the revolver is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios.  On September 30, 2009 the interest rate on our revolving line balance was 1.75%.

▪
A $1.7 million term loan amortized equally over 60 months beginning July 2008.  IEC’s interest rate is fixed at 6.7%.  The outstanding balance at September 30, 2009 was $0.8 million.  At September 30, 2008, the outstanding balance of our term loan was $1.1 million.

▪
An available $1.5 million equipment line of credit.  The capital credit facility is amortized equally over 60 months and matures on May 30, 2013.  Interest on the equipment line is either prime or a stated rate over LIBOR, whichever is lower based on certain ratios at the time of borrowing.  Using this capital credit line the company was able to secure additional interest rate subsidies from New York State’s Linked Deposit Program and has used a total of $0.8 million of the $1.5 million available line as of September 30, 2009.  For the year ended September 30, 2009 the weighted average interest rate on capital financing was 3.08%. The outstanding balance at September 30, 2009 was $0.7 million.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $388,800 per year with a total for the five years of $1.9 million. Assets sold had a cost of $15.6 million inclusive of $1.2 million of assets purchased during the nine months ended June 27, 2008, and an accumulated depreciation of $13.6 million.  A minimal loss will be amortized over the five year period of the lease.  At September 30, 2009 our remaining unpaid balance for the lease was $1.5 million compared to $1.8 million at September 30, 2008.

▪
All loans and the Sale-Leaseback are secured by a security interest in the assets of the Company and Wire and Cable; a pledge of all the Company’s equity interest in Wire and Cable, a negative pledge on the Company’s real property and a guaranty by Wire and Cable.

In connection with the acquisition of Wire and Cable in May 2008 and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.9 million with interest at the rate of 4% per annum. Quarterly payments of principal and interest were to be made in 20 equal installments. These payments began September 1, 2008. The Seller Notes were subject to a final reconciliation to determine the total increase or decrease depending upon the sales by Wire and Cable to its largest customer in calendar year 2009. The Company waived its right to any further purchase price adjustment under the original acquisition agreement as part of the settlement agreement disclosed in the Company’s Current Report on Form 8-K filed on March 23, 2009. As of September 30, 2009 the remaining aggregate principal balance of the Seller Notes was $2.2 million. Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

The Company’s financing agreements contain various affirmative and negative covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $350,000 per individual quarter.   The Company was compliant with these covenants as of September 30, 2009.  The table below provides details on the Company’s performance relative to each of the three covenants as of September 30, 2009:
	Covenant	Requirement			Actual Performance

▪	Minimum quarterly EBITDARS	≥	$350,000		$1,641,000
▪	Fixed Charge Coverage	≥	1.1	x	3.03	x
▪	Total Debt to EBITDARS	<	3.75	x	1.56	x

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

Annual maturities of debt (in thousands) for the five years following September 30, 2009 are:

Year 1	Year 2	Year 3	Year 4		Year 5
$1,147	$1,170	$948	$4,482	*	$-

*includes revolver of $3,881

4. INCOME TAXES:

The provision for (benefit from) income taxes in fiscal 2009, 2008 and 2009 is summarized as follows (in thousands):

	2009	2008	2007

Current
Federal	$95	$38	$15
State/Other	2	2	3

Deferred Tax Expense (Benefit)
Federal	(325)	(8,617)	(370)
State/Other	(10)	(266)	(20)

Provision for (Benefit from)
Income taxes, net	$(238)	$(8,843)	$(372)

The components of deferred tax assets at September 30 are as follows (in thousands):

	2009		2008		2007
Net operating loss and AMT credit carryovers	$13,939		$15,598		$15,848
Accelerated depreciation	546		596		500
New York State investment tax credits	3,265		3,312		3,276
Inventories	140		140		95
Other	292		301		327
	18,182		19,947		20,046
Remaining Valuation allowance	(3,107)		(3,312)		(19,406)

	$15,076	*	$16,635	*	$640

*  includes deferred tax assets acquired in the Wire and Cable acquisition.(The cost of the acquisition in excess of the fair value of assets acquired was assigned to deferred tax assets.)

The Company has a net operating loss carry-forward of $39.1 million (expiring in years through 2025).  The Company has available approximately $5.0 million in New York State investment tax credits (expiring in years through 2017).  FASB ASC 740 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations.

At the end of the first quarter of fiscal 2009, and as described in the Company’s Quarterly Report on Form 10-Q for the three month period ended December 26, 2008, the Company decreased the Seller Notes by $844,000 based upon the terms and conditions of the Wire and Cable acquisition agreement.  The offset to the Seller Note decrease was a reduction of the Company’s deferred tax asset.  Subsequently, during the second quarter of fiscal 2009, as part of its settlement agreement with Wire and Cable, the Company received back the 500,000 shares of IEC stock, with a value of $1,050,000, that had been issued to the sellers of Wire and Cable as part of the purchase price.  The settlement agreement with Wire and Cable is described in the Company’s Current Report on Form 8-K, filed on March 23, 2009.  The offset to the increase in treasury stock was an additional reduction of the Company’s deferred tax asset.  FASB ASC 740 requires that the company establish an asset on the balance sheet to reflect the future value associated with the Company’s ability to utilize its past losses and credits against future income tax obligations.  To comply with FASB ASC 740 the Company performed an interim evaluation of its deferred tax asset valuation allowance and, based upon expected performance, determined that there is a high probability that the majority of the deferred tax asset would be utilized.  Accordingly, adjustments to deferred tax assets, as noted above, were credited to income tax expense in the current quarter.  A valuation allowance of $3,107,000 remains appropriate due to the Company's probable inability to realize the majority of the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry-forwards for state taxes.  Due to a low allocation of income to New York, our effective state tax rate is minimal.  Therefore it is unlikely that the Company will use 100% of its state net operating losses before 2017.

The differences between the effective tax rates and the statutory federal income tax rates for fiscal years 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007

Federal Tax at statutory rates	34.0%	34.0%	34.0%
State tax, net of Federal Benefit	1.0	1.0	5.0
Carryforwards	-	-	-
Valuation Allowance	(40.0)	(576.2)	(39.0)
	(5.0)%	(541.2)%	-%

5. Stock Based Compensation

a.) Stock Option Plan

Under IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan"), officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  The option price for incentive options must be at least 100 percent of the fair market value at date of grant, or if the holder owns more than 10 percent of total common stock outstanding at the date of grant, then not less than 110 percent of the fair market value at the date of grant.  Stock options issued to employees under the 2001 Plan generally terminate seven years from date of grant.

Generally, incentive stock options granted during the period between July 2002 through January 2007 vest in annual increments of 25 percent.  Starting in March 2007, some incentive stock options were granted that vest 50% after three years from the date of grant, and 50% after four years from the date of grant.  In fiscal 2005, the Board of Directors granted certain incentive stock options that vest on the attainment of certain performance goals rather than on the basis of time.  Nonqualified stock options granted to directors during fiscal years 2002 through 2009 vest in increments of 33 1/3 percent six months, one year, and two years from the date of grant.

The fair value of options issued during fiscal years 2007 through 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk free interest rate	2.25%	2.7%	4.8%
Expected term	4.5 years	4.7 years	5.0 years
Volatility	66%	50%	52%
Expected annual dividends	none	none	none

The weighted average fair value of options granted during 2009 was $0.92 with an aggregate value of $71,680.  The weighted average fair value of options granted during 2008 was $0.81 with an aggregate total value of $163,410.  The weighted average fair value of options granted during 2007 was $0.81 with an aggregate total value of $113,980.  There were no dividends.

The Company’s expensing of stock-based compensation decreased both our basic and diluted net income per share by less than $0.02 for the fiscal years ended September 30, 2009 and by less than $0.01 for fiscal year ended September 30, 2008.

Changes in options status under the 2001 Plan at September 30 are summarized as follows:

		Weighted
	Shares	Average
	Under	Exercise	Available
September 30,	Option	Price	for Grant	Exercisable

2006 (fiscal year end)	1,459,459		363,440	700,580

Options granted	141,250	1.68
Options exercised	(239,007)	0.32
Options forfeited	(13,625)	1.79

2007 (fiscal year end)	1,348,077		203,930	704,447

Options granted	201,500	1.80
Options exercised	(111,720)	0.80
Options forfeited	(25,320)	0.73

2008 (fiscal year end)	1,412,537		582,118	587,549

Options granted	78,000	1.80
Options exercised	(380,917)	0.82
Options forfeited	(137,632)	0.97

2009 (fiscal year end)	971,988		602,786	622,734

The following table summarizes stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2009	Life	Price	2009	Price

$0.40 - $ 0.73	445,236	1.65	$0.54	442,736	$0.54
$0.95 - $ 1.29	177,000	2.17	$1.08	148,332	$1.05
$1.43 - $ 2.19	329,752	4.94	$1.74	31,666	$1.55
$2.25 - $ 3.50	20,000	6.73	$3.27	-	-
	971,988			622,734

   b.) Restricted Stock Awards - The Company granted 10,000 shares of restricted stock during fiscal 2009.  The stock vests 50% in 2012 and 50% in 2013.

6. MAJOR CUSTOMER CONCENTRATIONS and CREDIT RISK:

Five customers accounted for 55% of our revenue during the fiscal year ended September 30, 2009.  No single customer exceeded 15% of total Company sales revenue for the current fiscal year.  Comparatively, five customers accounted for 62% and 61% of our revenue during the fiscal years ended September 30, 2008 and September 30, 2007 respectively.  For fiscal 2008 and 2007, no single customer exceeded 25% of total Company sales revenue.

At September 30, 2009, amounts due from two customers represented 14 percent and 10 percent of trade accounts receivable.  At September 30, 2008, amounts due from two customers represented 24 and 14 percent of trade accounts receivable.  At September 30, 2007, amounts due from two customers represented 28 and 19 percent of trade accounts receivable.  The Company performs ongoing credit evaluations of its customers' financial positions payment history and generally does not require collateral.

7. LITIGATION:

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

8. COMMITMENTS AND CONTINGENCIES:

a.) Operating Leases - The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings, and office equipment.  The buildings are leased under a non-cancelable operating lease which expires in December 2012.  These operating leases generally contain renewal options and provisions for payment of the lease by the Company for executory costs (taxes, maintenance and insurance).  Annual minimum lease obligations are approximated as follows:

Fiscal Year	Amount
2010	628,521
2011	636,242
2012	638,814
2013	368,708

Total minimum lease payments	$2,272,285

9. RETIREMENT PLAN:

The Company has a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code.  This plan is for the exclusive benefit of its eligible employees and beneficiaries.  Eligible employees may elect to contribute a portion of their compensation each year to the plan.  The plan allows the Company to make discretionary contributions as determined by the Board of Directors.  There were no discretionary contributions for fiscal 2009, 2008, or 2007.

10. SUBSEQUENT EVENTS:

There have been no material subsequent events.  Subsequent events were evaluated through November 12, 2009, the date these financial statements were issued.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	(in thousands, except per share data)

YEAR ENDED SEPTEMBER 30,2009:
Net sales		$15,857	$16,335	$17,346	$18,273
Gross profit		2,233	2,607	2,790	3,196
Net income		532	2,618	903	903

Basic earnings per share		$0.06	$0.30	$0.11	$0.10
Diluted earnings per share		$0.06	$0.29	$0.10	$0.09

YEAR ENDED SEPTEMBER 30,2008:
Net sales		$11,160	$11,940	$11,888	$16,104
Gross profit		1,147	1,383	1,413	2,274
Net income		420	673	868	8,516

Basic earnings per share		$0.05	$0.08	$0.10	$0.99
Diluted earnings per share		$0.05	$0.07	$0.09	$0.91

YEAR ENDED SEPTEMBER 30,2007:
Net sales		$9,246	$10,899	$11,165	$9,604
Gross profit		208	1,529	1,315	825
Net income		(576)	603	553	295

Basic earnings per share	$	(0.07)	$0.08	$0.07	$0.03
Diluted earnings per share	$	(0.07)	$0.07	$0.07	$0.03

VALUATION AND QUALIFYING ACCOUNTS
	September	Charged to			September
	30, 2008	Expense	Deductions		30, 2009

Allowance for doubtful accounts	145	9	(69	)**	85
Inventory reserves	564	66	(51)		579
Warranty reserves	198	52	(139	)*	111
Deferred tax valuation allowance	3,312	-	(205)		3,107

*	final payment for GE settlement
**	A/R collections success

	September	Charged to		September
	30, 2007	Expense	Deductions	30, 2008

Allowance for doubtful accounts	100	73	(28)	145
Inventory reserves	506	128	(70)	564
Warranty reserves	115	(9)	92 *	198
Deferred tax valuation allowance	19,406	-	(16,094)	3,312

*	accrued for GE settlement

	September	Charged to		September
	30, 2006	Expense	Deductions	30, 2007

Allowance for doubtful accounts	59	46	(5)	100
Inventory reserves	516	(58)	48	506
Warranty reserves	140	26	(51)	115
Deferred tax valuation allowance	19,946	-	(540)	19,406