Form 10-Q
period 2009-12-25
IEC ELECTRONICS CORP
filed 2010-02-05
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (excludes treasury shares):

Common Stock, $0.01 Par Value - 8,939,421 shares as of February 3, 2010.

Part 1.  Financial Information
Item 1   — Financial Statements

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 2009 AND SEPTEMBER 30, 2009
(in thousands)

	DECEMBER 25, 2009	SEPTEMBER 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash (see note #9 page 12)	$-	$-
Accounts receivable (net of allowance for doubtful accounts of $119 and $85 respectively)	15,242	10,354
Inventories	11,188	6,491
Deferred income taxes	2,050	2,050
Other current assets	193	110
Total Current Assets	28,673	19,005

FIXED ASSETS:
Land and land improvements	1,555	742
Buildings and improvements	9,426	4,339
Machinery and equipment	12,981	10,335
Furniture and fixtures	4,590	4,131
Sub-Total Gross Property	28,552	19,547
Less Accumulated Depreciation	(17,288)	(17,156)
Net Fixed Assets	11,264	2,391

NON-CURRENT ASSETS:
Intangible asset	360	-
Deferred income taxes	12,646	13,026
Other non-current assets	118	47
Total Non-Current Assets	13,124	13,073
Total Assets	$53,061	$34,469

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short term borrowings	$2,414	$1,147
Accounts payable	7,299	4,183
Accrued payroll and related expenses	1,313	1,564
Other accrued expenses	1,245	531
Customer deposits (see Note #2 page 9)	413	190
Total Current Liabilities	12,684	7,615

Long term debt	19,301	6,600
Total Liabilities	31,985	14,215
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized
- 500,000 shares; Issued and Outstanding - none	-	-
Common stock, $.01 par value, Authorized
- 50,000,000 shares; Issued and Outstanding
- 9,901,930 and 9,747,283 shares	98	97
Treasury Shares at Cost - 1,012,873 shares	(1,413)	(1,413)
Additional paid-in capital	40,699	40,632
Accumulated deficit	(18,308)	(19,062)
Total Shareholders' Equity	21,076	20,254
Total Liabilities and Shareholders’ Equity	$53,061	$34,469

The accompanying notes are an integral part of these consolidated financial statements.

 IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED DECEMBER 25, 2009 AND DECEMBER 26, 2008
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	DECEMBER 25, 2009	DECEMBER 26, 2008
	(Unaudited)	(Unaudited)

Net sales	$18,060	$15,857
Cost of sales	15,247	13,623
Gross profit	2,813	2,234
Selling and administrative expenses	1,500	1,287
Operating profit	1,313	947

Other (income)/expense	59	-
Interest and financing expense	95	124
Net Income before income taxes	1,159	823

Provision for/(benefit from) income tax	406	291
(see tax expense comment page 14)

Net Income	$753	$532

Net Income per common and common equivalent share:

Basic	$0.09	$0.06
Diluted	$0.08	$0.06

Weighted average number of common and common equivalent shares outstanding:

Basic	8,828,604	8,929,429
Diluted	9,526,342	9,513,903

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 25, 2009 AND DECEMBER 26, 2008
(in thousands)

	3 MONTHS ENDED	3 MONTHS ENDED
	DECEMBER 25, 2009	DECEMBER 26, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$753	$532
Non-cash adjustments:
Compensation expense – Stock Options	34	46
Depreciation/Amortization	137	47
Issuance of directors’ fees in stock	5	6
(Gain)/Loss on sales of fixed assets	(10)	-
Acquisition costs paid	17	-
Deferred tax expense	380	291
Changes in operating assets and liabilities:
Accounts receivable	(944)	257
Inventories	(253)	(284)
Other assets	(13)	-
Accounts payable	2,005	657
Accrued expenses	(469)	(165)
Customer deposits	-	(409)
Net cash flows from operating activities	1,642	978
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property & equipment	(345)	(232)
Proceeds from the sale of property	10	-
Acquisition costs paid	(17)	-
Net cash flows from investing activities	(352)	(232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements/notes payable	(285)	(273)
Borrowings/(payments) on line of credit	(958)	(844)
Proceeds from equipment financing	-	328
Proceeds from exercise of stock options	28	43
Capitalized financing costs paid	(75)	-
Net cash flows from financing activities	(1,290)	(746)
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$92	$144
Income taxes	$107	$36

Supplemental Disclosures of Non-Cash Adjustments:

Seller Notes adjusted through Deferred Tax Assets	$-	$844
(related to Wire and Cable acquisition agreement)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Summary of Assets Acquired and Liabilities Assumed from Acquisition of GTC:

Net accounts receivable	$3,945	$-
Net inventories	$4,444	$-
Other assets	$429	$-
Net fixed assets	$8,661	$-
Accounts payable	$1,111	$-
Accrued expenses & other payables	$1,157	$-
Long term bond debt	$100	$-
Debt assumed to fund acquisition	$(15,111)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 2009

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

     IEC Electronics Corp.,("IEC", "we", "our", “us”, the “Company”), is a premier provider of electronic manufacturing services,(“EMS”), to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment coupled with a full complement of high reliability manufacturing stress testing technologies.  We have created a “high intensity response culture” to react and adapt to our customer’s ever-changing needs.  Our customer focused approach offers a high degree of flexibility while simultaneously complying with the industry’s rigorous quality and on-time delivery standards.  As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we have set ourselves apart through an uncommon mix of features including:
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

Acquisition

     On December 16, 2009, the Company acquired all of the stock of General Technology Corporation (GTC) from Crane International Holdings, Inc.  The acquired business employs complementary technologies and serves similar markets compared with IEC.  GTC occupies an important niche in the military and defense market, helping its customers manage their legacy products and programs.  The acquisition broadens IEC’s product mix and further diversifies our customer base.  The facility is located in Albuquerque, New Mexico and is supported by a solid management team.

     The purchase price for the GTC acquisition was $15.1 million, which includes a post closing working capital adjustment of approximately $.9 million, funded by senior bank debt.  The purchase price may be increased or decreased depending upon a final working capital reconciliation.

     Under the acquisition method of accounting, the company is required to measure and recognize the fair value of assets acquired and liabilities assumed.  The company is then required to measure and recognize goodwill or a gain from a bargain purchase, as the excess of consideration transferred at the acquisition date over the fair values of identifiable net assets acquired.  The fair value of acquired equipment and identifiable intangible assets, if any, is provisional pending receipt of the final valuations for those assets.  The fair value of land, building and equipment was based in part on reports from a certified general real estate appraiser and a certified manufacturing equipment appraiser.  The following table represents the fair value of each identifiable asset acquired and liability assumed as of December 16, 2009:

(Dollars in thousands)	At December 16, 2009

Current Assets	$8,458
Land	813
Building	5,087
Equipment	2,761
Other/Intangible Assets	360
Total assets acquired	17,479

Current Liabilities	$2,268
Long Term Liabilities	100
Total Liabilities Acquired	$2,368

Net assets acquired	$15,111

Cash paid to Sellers via acquisition of debt	$15,111

     The following table represents IEC’s proforma consolidated results of operations as if the acquisition of GTC had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical IEC results to include GTC results of operations and incremental interest and other expenses related to the acquisition debt.  The proforma results do not include any cost savings or additional sales that may result from the combination of IEC and GTC operations.  The proforma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessary indicative of future results.

	(Dollars in thousands, except per-share amounts)

	Three Months Ended
	December 25, 2009	December 26, 2008

Net Sales	$23,698	$20,819
Net Earnings Before Tax	1,629	563
Net Income	$1,059	$363

Basic earnings per share	$.12	$.04
Diluted earnings per share	$.11	$.04

Weighted average number of common and common equivalent shares outstanding:

Basic	8,828,604	8,929,429
Diluted	9,526,342	9,513,903

Fiscal Calendar

     The Company’s fiscal quarters end on the last Friday of the final month of each quarter, except that our fiscal year ends on September 30.

Consolidation

     The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) and General Technology Corporation (“GTC”) since December 16, 2009.  All significant inter-company transactions and accounts have been eliminated.

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

Intangible Asset

     The building and land acquired from the GTC acquisition, included an Industrial Revenue Bond ("IRB") which exempts the property from real estate taxes. The IRB was treated as an intangible asset at the date of acquisition and will be amortized straight-line over its useful life. The useful life of the intangible will correspond with the maturity date assigned to the IRB which is March 1, 2019.

Long-Lived Assets

     FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Financial Instruments

     Financial instruments consist of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value.  The fair value of the Company's debt is estimated based upon similar market rate debt issues.

     FASB ASC 820 (Prior Authoritative Literature: SFAS No. 157, “Fair Value Measurements”) defines fair value and establishes a framework for measurement and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:   Quoted prices for identical assets or liabilities in active markets.

Level 2:   Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.  Fair values assigned to GTC’s acquired fixed assets have been determined using Level 2.

Level 3:   Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

     The inputs to determine fair value require significant management judgment or estimation.

Revenue Recognition

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
     FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2005 – 2008.  There are no material uncertain positions.

Earnings Per Share

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

Unaudited Financial Statements

     The accompanying unaudited financial statements for the three months ended December 25, 2009, have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 Annual Report on Form 10-K.  Subsequent events were evaluated through February 5, 2010, the date these financial statements were issued.

RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the current period.  The GTC acquisition was recorded in accordance with FASB ASC 805.

2. INVENTORIES:

     Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):
	December 25, 2009	September 30, 2009
Raw Materials	$6,015	$3,365
Work-in-process	4,746	2,555
Finished goods	427	571
	$11,188	$6,491

     The Company negotiates deposits from customers covering its raw material exposure when the customer significantly delays its original shipping date.  These customer deposits, when received, are carried as other current liabilities on the balance sheet but effectively reduce a portion of the Company’s raw material inventory.  Current customer deposits totaled $413,000 and were $190,000 at December 25, 2009 and September 30, 2009, respectively.

3. CREDIT FACILITIES:

     On December 16, 2009, the Company entered into an Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company, a New York banking corporation (the “Lender”).  The Lender has agreed to provide the Company $25,000,000 in aggregate senior secured credit facilities.  These facilities modify and replace the existing Revolving Credit Facility, modify and replace the existing Equipment Line continuing the term debt outstanding, and are in addition to the existing Energy Loan, the existing Term Loan and the existing M&T Sale-Leaseback as outlined in the original Credit Facility Agreement dated May 30, 2008 between the Company and the Lender (the “Prior Agreement”).

The following summarizes the new senior secured credit facilities:

▪
A $15,000,000 Revolving Credit Facility available for direct borrowings.  Borrowings under this facility cannot exceed the lesser of the Borrowing Base or $15,000,000.  The Borrowing Base is the sum of 85% of eligible receivables plus 35% of eligible inventories.  Loans under this facility bear interest at LIBOR plus the Applicable Margin which is based on the Company's Total Debt/EBITDARS.  On the date of closing, the interest rate was 4.25%.  The revolving credit facility terminates on December 16, 2012. The Company will incur quarterly commitment fees based on the unused amount of the revolving credit facility.  As of December 25, 2009, outstanding loans under the revolving credit agreement were $9.0 million.

▪	A $5,000,000 Term Loan (the “GTC Term Loan”) amortized equally over 60 months beginning December, 2009. The GTC Term Loan bears interest at 4.5%. The GTC Term Loan matures on December 16, 2014.

▪
A $4,000,000 Commercial Mortgage Term Loan.  The Mortgage Loan bears interest at 4.5%.  The principal amount of the Mortgage Loan will be paid in equal monthly installments of $22,222 each and matures on December 16, 2014.

▪
A $1,500,000 Equipment Line of Credit.  Amounts under this facility are available to the Company in the discretion of Lender until December 16, 2010 or such later date as agreed by Lender.  Such facility is in the aggregate amount of $1,500,000 less the amount of Equipment Line Loans made under the Prior Agreement.  As of December 25, 2009, the Company had used $0.7 million of the $1.5 million.  Amounts borrowed under the Equipment Line of Credit will be repaid in sixty equal monthly principal payments plus interest, on the first day of the month following the date borrowed.  Interest on the New Equipment Line of Credit accrues at 4.5%.

The following summarizes the pre-acquisition and remaining credit facilities and other debt:

▪
A $1.7 million term loan amortized equally over 60 months beginning June 2008.  IEC’s interest rate is fixed at 6.7%. The remaining balance as of December 25, 2009 was $0.7 million inclusive of an accelerated payment of $0.5 million made during the fourth quarter of fiscal 2008.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $389,236 per year. At December 25, 2009 our remaining unpaid balance for the lease was $1.3 million.

All loans and the Sale-Leaseback are secured by, among other things, a security interest in the assets of the Company including IEC Electronics Wire and Cable, Inc. and GTC and a mortgage covering GTC’s interest in property and improvements located in Albuquerque, New Mexico.

The Credit Agreement also contains various affirmative and negative covenants including financial covenants requiring the Company to maintain:

•
A Debt to EBITDARS Ratio (as defined in the Credit Agreement), on a consolidated basis, no greater than 3.50 to 1.00 at closing through September 29, 2010; no greater than 3.00 to 1.00 at September 30, 2010 through September 29, 2011; and no greater than 2.50 to 1.00 at September 30, 2011 and thereafter.  The covenant shall be reported at the end of each fiscal quarter commencing on March 26, 2010; and

•
A minimum quarterly EBITDARS (as defined in the Credit Agreement), on a consolidated basis, equal to or greater than $1,000,000, measured at the end of each fiscal quarter commencing with the fiscal quarter ending on March 26, 2010; and

•
A minimum annual EBITDARS (as defined in the Credit Agreement), on a consolidated basis, equal to or greater than $5,000,000, measured at the end of each fiscal year commencing with the fiscal year ending on September 30, 2010; and

•
At all times a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), on a consolidated basis, equal to or greater than 1.25 to 1.00, reported at the end of each fiscal quarter commencing with the fiscal quarter ending March 26, 2010.

     The Company was compliant with these covenants as of December 25, 2009. (See Liquidity and Capital Resources section of the Management Discussion and Analysis.)

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

     In connection with the acquisition of “Wire and Cable” in May 2008 and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Quarterly payments of principal and interest are over 20 installments beginning September 1, 2008.  As of December 25, 2009 the remaining aggregate principal balance of the Seller Notes was $2.1 million.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

     As part of the GTC purchase, the Company acquired a “Bond Due” to the City of Albuquerque, with a remaining balance of $0.1 million maturing in 2019.

     Annual debt maturities (in thousands) for the twelve month periods after December 25, 2009 are:

Year 1	Year 2	Year 3*	Year 4	Year 5
$2,414	$2,414	$11,163	$1,657	$4,067

                         *  includes current revolver balance of $9,034

4.  INCOME TAXES:

     The provision for (benefit from) income taxes for the quarters ended December 25, 2009 and December 26, 2008 is summarized as follows (in thousands):

	3 Months	3 Months
	December 25, 2009	December 26, 2008
Current Tax Expense
Federal	23	0
State / Other	3	0

Deferred Tax Expense/(Benefit)
Federal	369	229
State / Other	11	62

Provision for/(Benefit from)
Income taxes	406	291

The following table displays the components of the deferred tax asset as of December 25, 2009 and September 30, 2009 (in thousands):

	December 25, 2009	September 30, 2009
Net operating loss and AMT
credit carryovers	$13,560	$13,940
Accelerated depreciation	546	546
New York State investment tax credits	3,265	3,265
Inventories	140	140
Other	292	292
	17,803	18,183
Remaining Valuation allowance	(3,107)	(3,107)
Current and Long Term Deferred Tax Asset	$14,696	$15,076

     The Company has a net operating loss carry-forward of $38.0 million (expiring in years through 2025).  The Company has available approximately $5.0 million in New York State investment tax credits (expiring in years through 2017).  FASB ASC 740 requires the Company to establish an asset on the balance sheet to reflect the future value associated with the ability to utilize these losses and credits against future income tax obligations.

     A valuation allowance of $3,107,000 remains appropriate due to the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry-forwards for state taxes.

5.  STOCK BASED COMPENSATION:

     a.)  Stock Option Plan

     In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of December 25, 2009, there were 463,032 shares remaining available for issuance under the 2001 Plan.  The Company issued 43,882 options during the three month period ending December 25, 2009.  The Company issued no options during the three month period ended December 26, 2008.  The fair value of each option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

3 MO. ENDED
DECEMBER 25, 2009

Risk free interest rate	2.25%
Expected term	4.9 years
Volatility	54%
Expected annual dividends	none

Options Granted:

Wgt.Avg. fair value per share	$2.26

Aggregate total value	$99,180

     b.)  Restricted Stock Awards

     The Company granted 123,761 shares of restricted stock during the fiscal quarter ended December 25, 2009.  Of that total, 68,000 shares were awarded to the GTC management team for retention purposes.  These shares were awarded on December 18, 2009, at a share price of $3.49, and will vest 10% in fiscal 2011, 20% in fiscal 2012, 30% in fiscal 2013, and 40% in fiscal 2014.  The remaining 55,761 shares were part of the Company’s senior management incentive plan and were awarded between November 6, 2009 and November 18, 2009 at a share price between $4.32 and $4.70.  These shares vest 0% in fiscal 2011, 0% in fiscal 2012, 50% in fiscal 2013, and 50% in fiscal 2014.

6.  MAJOR CUSTOMER CONCENTRATIONS:

     Five customers accounted for 53% of our revenue during the three month period ended December 25, 2009. No single customer exceeded 18% of total Company sales revenue for the three month period ended December 25, 2009. For the comparable periods of the prior year our top five customers represented 56% of total sales for the three months ended December 26, 2008.  No single customer exceeded 18% of total Company sales revenue for the three month period ended December 26, 2008.  One customer’s open receivables totaled 13% of the total Company receivables at December 25, 2009.

7.  LITIGATION:

     There are no legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

8.  COMMITMENTS AND CONTINGENCIES:

     Operating Leases - The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings, and office equipment.  The Wire and Cable buildings are leased under a non-cancelable operating lease which expires in December 2012.  These operating leases generally contain renewal options and provisions for payment of the lease by the Company for executory costs (taxes, maintenance and insurance).  Annual minimum lease obligations are approximated as follows:

Fiscal Year	Amount
2010	649,617
2011	657,338
2012	659,910
2013	389,804

Total minimum lease payments	$2,356,669

9.  CASH:

     The Company’s cash received is applied against its revolving line of credit on a daily basis reducing interest expense.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement found on Page 16 of this form 10-Q.

Results of Operations  -  Three Months Ended December 25, 2009,
Compared to the Three Months Ended December 26, 2008.

   Sales   (dollars in millions)

For Three Months Ended	December 25, 2009	December 26, 2008

Net sales	$18.1	$15.9

     IEC had a good first quarter and significantly surpassed the revenue achieved in the same quarter of the prior year.  Net sales for the three month period were 14% higher than net sales for the same quarter of the prior fiscal year.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and expects continued growth in both revenue and profitability through 2010.

    Gross Profit   (dollars in thousands and as a % of Net Sales)

For Three Months Ended	December 25, 2009	December 26, 2008

Gross profit	$2,813	$2,234
Gross profit percent	15.6%	14.1%

     Gross profit as a percentage of sales improved over the comparable three month period of the prior year.  The improvement of 1.5 percentage points of gross profit at a higher revenue level demonstrates an increased margin flow-thru on incremental sales and a continued track record of improvement in the Company’s quality of earnings.  This improvement in gross profit is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, and lean initiatives focused on driving operational efficiencies.

    Selling and Administrative Expense   (dollars in thousands and as a % of Net Sales)

For Three Months Ended	December 25, 2009	December 26, 2008

Selling and administrative expense	$1,500	$1,287
Selling and administrative expense percent	8.3%	8.1%

     Selling and administrative expenses, as a percentage of sales, increased slightly over the comparable three month period of the prior fiscal year.  Costs added to SG&A have been focused on strengthening our Sales and Marketing team, our Finance department and our Information Systems and Technology group. Wire and Cable has been fully integrated into our consolidated business and that effort required additional expense.  Selling and administrative expenses for the three months ended December 25, 2009 and December 26, 2008 included $34K and $46K of non-cash stock option expense respectively.

     Interest expense was $95K for the first three months of fiscal 2010, down from $124K in the comparable three month period of the prior fiscal year.  Total average debt during the comparable three month period was less than prior year and our interest rate on our revolving credit line was very favorable, averaging approximately 1.75% over the three months ended December 25, 2009.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.  The acquisition of GTC on December 16, 2009 added debt, as described in note #3 to the consolidated financial statements on pages 9 and 10, but this debt had minimal impact on interest expense for the current quarter.

     Other Expense includes $69K of acquisition costs associated with the purchase of GTC.

     Income tax expense for the three month period ended December 25, 2009 was $406K, up from $291K for the comparable quarter of the previous year, due to higher pretax earnings.

Liquidity and Capital Resources

     Cash Flow provided by operating activities was $1.6 million for the three month period ended December 25, 2009 compared to $1.0 million provided from the same three month period in the prior fiscal year.  The cash provided from the most recent three months of operations was mainly derived from healthy earnings and an increase in payables.  The Company remains very focused on effective working capital management.

     Cash Flow utilized in investing activities was ($0.4) million during the three months ended December 25, 2009.  IEC remains committed to modernization, efficiency and providing products of the highest quality and continues to invest in state of the art production and quality testing equipment.

     Net Cash Flow utilized by financing activities was ($1.3) million during the first three months of fiscal 2010 which represents a net total debt reduction, excluding the impact of the new credit facility associated with the GTC acquisition.  We continue to utilize our cash provided through operations to pay down our outstanding debt and reduce interest expense.

     At December 25, 2009, we had a $9.0 million balance outstanding under our new revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $15.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.  Our new credit facility is described in detail in note #3 to the consolidated financial statements on page 9 and 10.

     The Company’s financing agreements contain various affirmative and negative covenants including financial covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $1,000,000 per individual quarter.   The Company was compliant with these covenants as of December 25, 2009.  The table below provides details on the Company’s performance relative to each of the three covenants for the quarter:

	Covenant	Requirement			Actual Performance

▪	Minimum quarterly EBITDARS	≥ $	1,000,000		$1,495,000
▪	Fixed Charge Coverage	≥	1.25	x	3.21	x
▪	Total Debt to EBITDARS	≤	3.50	x	2.40	x

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

     FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the current period.  The GTC acquisition was recorded in accordance with the provisions of FASB ASC 805.

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

Item 4T — Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

     An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures associated with the “base IEC business”, excluding the recently acquired GTC operation, as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures which were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.   The GTC operation will be evaluated in exactly the same manner and management will report on the effectiveness of controls of that operation in the 10-Q filing for the first quarter of fiscal 2011.

     (b)  Changes in internal control over financial reporting

     In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 25, 2009, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Forward-looking Statements

     Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:  general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to assimilate acquired businesses and to achieve anticipated benefits of such acquisitions, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors.  The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and in other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

     There are no material, legal proceedings pending to which IEC or its subsidiaries is a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficiary owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

Item 1A – Risk Factors

     There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30,2009.

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

IEC ELECTRONICS CORP.
REGISTRANT

Dated: February 5, 2010	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: February 5, 2010	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer