Form 10-Q
period 2010-03-26
IEC ELECTRONICS CORP
filed 2010-04-28
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2010

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

YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (excludes treasury shares):

Common Stock, $0.01 Par Value - 9,035,165 shares as of April 27, 2010.

Part 1.  Financial Information
Item 1   — Financial Statements

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 26, 2010 AND SEPTEMBER 30, 2009
(in thousands)

	MARCH 26, 2010	SEPTEMBER 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash (see note #9 page 13)	$-	$-
Accounts receivable (net of allowance for doubtful accounts of $157 and $85 respectively)	14,669	10,354
Inventories	12,061	6,491
Deferred income taxes	2,050	2,050
Other current assets	372	110
Total Current Assets	29,152	19,005

FIXED ASSETS:
Land and land improvements	1,556	742
Buildings and improvements	9,594	4,339
Machinery and equipment	13,118	10,335
Furniture and fixtures	4,609	4,131
Sub-Total Gross Property	28,877	19,547
Less Accumulated Depreciation	(17,559)	(17,156)
Net Fixed Assets	11,318	2,391

NON-CURRENT ASSETS:
Intangible asset	360	-
Deferred income taxes	12,088	13,026
Other non-current assets	111	47
Total Non-Current Assets	12,559	13,073
Total Assets	$53,029	$34,469

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
Short term borrowings	$2,477	$1,147
Accounts payable	8,224	4,183
Accrued payroll and related expenses	1,667	1,564
Other accrued expenses	1,077	531
Customer deposits (see Note #2 page 10)	252	190
Total Current Liabilities	13,697	7,615

Long term debt	17,100	6,600
Total Liabilities	30,797	14,215
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized - 500,000 shares; Issued and Outstanding - none	-	-
Common stock, $.01 par value - 50,000,000 shares authorized - 10,007,371 and 9,747,283 shares issued	100	97
Treasury Shares at Cost - 1,012,873 shares	(1,413)	(1,413)
Additional paid-in capital	40,817	40,632
Accumulated deficit	(17,272)	(19,062)
Total Shareholders' Equity	22,232	20,254
Total Liabilities and Shareholders’ Equity	$53,029	$34,469

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009
(in thousands, except share and per share data)

	3 MONTHS ENDED	3 MONTHS ENDED
	MARCH 26, 2010	MARCH 27, 2009
	(Unaudited)	(Unaudited)

Net sales	$25,232	$16,335
Cost of sales	21,214	13,728
Gross profit	4,018	2,607
Selling and administrative expenses	2,035	1,464
Operating profit	1,983	1,143

Other (income)/expense	129	(66)
Interest and financing expense	261	91
Net Income before income taxes	1,593	1,118

Provision for income taxes
Currently payable	36	-
Offset by NOL carryforwards	521	-
Change in valuation allowance	-	(1,501)

Net Income	$1,036	$2,619

Net Income per common and common equivalent share:

Basic	$0.12	$0.30
Diluted	$0.11	$0.29

Weighted average number of common and common equivalent shares outstanding:

Basic	8,974,796	8,789,846
Diluted (see MD&A page 14)	9,651,921	9,153,384

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009
(in thousands, except share and per share data)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 26, 2010	MARCH 27, 2009
	(Unaudited)	(Unaudited)

Net sales	$43,292	$32,192
Cost of sales	36,461	27,351
Gross profit	6,831	4,841
Selling and administrative expenses	3,535	2,751
Operating profit	3,296	2,090

Other (income)/expense	188	(66)
Interest and financing expense	355	215
Net Income before income taxes	2,753	1,941

Provision for income taxes
Currently payable	62	-
Offset by NOL carryforwards	902	-
Change in valuation allowance	-	(1,209)

Net Income	$1,789	$3,150

Net Income per common and common equivalent share:

Basic	$0.20	$0.36
Diluted	$0.19	$0.34

Weighted average number of common and common equivalent shares outstanding:

Basic	8,903,765	8,858,184
Diluted	9,593,155	9,341,210

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009
(in thousands)

	6 MONTHS ENDED	6 MONTHS ENDED
	MARCH 26, 2010	MARCH 27, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,789	$3,150
Non-cash adjustments:
Compensation expense – Stock Options	68	95
Depreciation/Amortization	413	122
Issuance of directors’ fees in stock	16	23
(Gain)/Loss on sales of fixed assets	(10)	(5)
Acquisition costs paid	17	-
Deferred tax expense	938	(1,209)
Changes in operating assets and liabilities:
Accounts receivable	(370)	574
Inventories	(1,125)	(1,134)
Other assets	(193)	(101)
Accounts payable	2,930	38
Accrued expenses	(285)	(317)
Customer deposits	(162)	44
Net cash flows from operating activities	4,026	1,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property & equipment	(669)	(380)
Proceeds from the sale of property	10	-
Acquisition costs paid	(17)	-
Net cash flows from investing activities	(676)	(380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under loan agreements/notes payable	(898)	(600)
Repayments on line of credit	(2,799)	(671)
Proceeds from equipment financing	316	328
Proceeds from exercise of stock options	106	43
Capitalized financing costs paid	(75)	-
Net cash flows from financing activities	(3,350)	(900)
Cash and cash equivalents at end of period	$-	$-
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$306	$244
Income taxes	$107	$-

Supplemental Disclosures of Non-Cash Adjustments:

Seller Notes adjusted through Deferred Tax Assets	$-	$844
Treasury Stock adjusted through Deferred Tax Assets	$-	$1,050
Return of exercised options to Treasury Stock	$-	$140

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Summary of Assets Acquired and Liabilities Assumed from Acquisition of GTC:

Net accounts receivable	$3,945	$-
Net inventories	$4,444	$-
Other assets	$429	$-
Net fixed assets	$8,661	$-
Accounts payable	$1,111	$-
Accrued expenses & other payables	$1,157	$-
Long term bond debt	$100	$-
Debt assumed to fund acquisition	$(15,111)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 26, 2010

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

IEC Electronics Corp.,("IEC", "we", "our", “us”, the “Company”), is a premier provider of electronic manufacturing services,(“EMS”), to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality is paramount and where low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment coupled with a full complement of high reliability manufacturing stress testing technologies.  We have created a “high intensity response culture” to react and adapt to our customer’s ever-changing needs.  Our customer focused approach offers a high degree of flexibility while simultaneously complying with the industry’s rigorous quality and on-time delivery standards.  As a true extension of our customer’s operation, we have applied industry leading Six Sigma and Lean Manufacturing principles to eliminate waste and lower our customer’s total cost of ownership. While many EMS services are viewed as a commodity, we believe we have set ourselves apart through an uncommon mix of features including:

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

Acquisition

On December 16, 2009, the Company acquired all of the stock of General Technology Corporation (GTC) from Crane International Holdings, Inc.,(“Seller”).  The acquired business employs complementary technologies and serves similar markets compared with IEC.  GTC occupies an important niche in the military and defense market, helping its customers manage their legacy products and programs.  The acquisition broadens IEC’s product mix and further diversifies our customer base.  The facility is located in Albuquerque, New Mexico and is supported by a solid management team.

The purchase price for the GTC acquisition was $15.1 million, which includes a post closing working capital adjustment of approximately $.9 million, funded by senior bank debt.  The purchase price may be increased or decreased depending upon a final working capital reconciliation.  We expect the final working capital reconciliation to be resolved prior to the end of fiscal 2010.

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

(Dollars in thousands)	At December 16, 2009

Current Assets	$8,458
Land	813
Building	5,087
Equipment	2,761
Other/Intangible Assets	360
Total assets acquired	17,479

Current Liabilities	$2,268
Long Term Liabilities	100
Total Liabilities Acquired	$2,368

Net assets acquired	$15,111
Cash paid to Seller via acquisition of debt	$15,111

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

(Dollars in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	Mar 26, 2010	Mar 27, 2009	Mar 26, 2010	Mar 27, 2009

Net Sales	$25,232	$21,779	$48,930	$42,596
Net Earnings Before Tax	1,593	1,638	3,222	2,205
Net Income	$1,036	$2,957	2,094	$3,322

Basic earnings per share	$.12	$.34	$.24	$.37
Diluted earnings per share	$.11	$.32	$.22	$.36

Weighted average number of common and common equivalent shares outstanding:

Basic	8,974,796	8,789,846	8,903,765	8,858,184
Diluted (See MD&A page 14)	9,651,921	9,153,384	9,593,155	9,341,210

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

Intangible Asset

The building and land acquired from the GTC acquisition included an Industrial Revenue Bond ("IRB"), which exempts the property from real estate taxes. The IRB was treated as an intangible asset at the date of acquisition and will be amortized straight-line over its useful life. The useful life of the intangible will correspond with the maturity date assigned to the IRB which is March 1, 2019.

Long-Lived Assets

FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that the Company tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded during the three and six month periods ending March 26, 2010 and March 27, 2009.

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

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little to no market activity for assets and liabilities.

The inputs to determine fair value require significant management judgment or estimation.

Revenue Recognition

Revenue from sales is recognized when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recovery is reasonable assured.  Service revenues are recognized upon completion of the services. The Company’s net revenue is derived from the sale of electronic products built to customer specifications.  The Company also derives revenue from design services and repair work.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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
FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2006 – 2009.  There are no material uncertain tax positions.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and six months ended March 26, 2010, have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist solely of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the current fiscal year. The GTC acquisition was recorded in accordance with FASB ASC 805.

2. INVENTORIES:

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve against these risks.  The major classifications of inventories are as follows at period end (in thousands):
	March 26, 2010	September 30, 2009
Raw Materials	$6,908	$3,365
Work-in-process	4,594	2,555
Finished goods	559	571
	$12,061	$6,491

The Company negotiates deposits from customers covering its raw material exposure when the customer significantly delays its original shipping date.  These customer deposits, when received, are carried as other current liabilities on the balance sheet but effectively reduce a portion of the Company’s raw material inventory.  Current customer deposits totaled $252,000 and $190,000 at March 26, 2010 and September 30, 2009, respectively.

3. CREDIT FACILITIES:

On December 16, 2009, the Company entered into an Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), a New York banking corporation (the “Lender”).  The Lender has agreed to provide the Company $25,500,000 in aggregate senior secured credit facilities.  These facilities modify and replace the prior Revolving Credit Facility, modify and replace the prior Equipment Line continuing the term debt outstanding, and are in addition to the existing Energy Loan, the existing Term Loan and the existing M&T Sale-Leaseback as outlined in the original Credit Facility Agreement dated May 30, 2008 between the Company and the Lender (the “Prior Agreement”).

The following summarizes the new senior secured credit facilities:

▪
A $15,000,000 Revolving Credit Facility available for direct borrowings.  Borrowings under this facility cannot exceed the lesser of the Borrowing Base or $15,000,000.  The Borrowing Base is the sum of 85% of eligible receivables plus 35% of eligible inventories.  Loans under this facility bear interest at LIBOR plus the Applicable Margin which is based on the Company's Total Debt/EBITDARS.  On the date of closing, the interest rate was 4.25%.  The revolving credit facility terminates on December 16, 2012. The Company will incur quarterly commitment fees based on the unused amount of the revolving credit facility.  As of March 26, 2010, outstanding loans under the revolving credit agreement were $7.2 million.

▪
A $5,000,000 Term Loan (the “GTC Term Loan”) amortized equally over 60 months beginning December, 2009.  The principal amount of the term loan will be paid in equal monthly payments of $83,333 each.  The GTC Term Loan bears interest at 4.5%.  The remaining principal balance was $4.8 million as of March 26, 2010.  The GTC Term Loan matures on December 16, 2014.

▪
A $4,000,000 Commercial Mortgage Term Loan that bears interest at 4.5%.  The principal amount of the Mortgage Loan will be paid in equal monthly installments of $22,222 each.  The mortgage matures on December 16, 2014.  The remaining balance was $3.9 million as of March 26, 2010.

▪
A $1,500,000 Equipment Line of Credit.  Amounts under this facility are available to the Company in the discretion of Lender until December 16, 2010 or such later date as agreed by Lender.  Such facility is in the aggregate amount of $1,500,000 less the amount of Equipment Line Loans made under the Prior Agreement.  As of March 26, 2010 the Company had used $0.9 million of the $1.5 million.  Amounts borrowed under the Equipment Line of Credit will be repaid in sixty equal monthly principal payments plus interest, on the first day of the month following the date borrowed.  Interest on the New Equipment Line of Credit accrues at 4.5%.

The following summarizes the remaining credit facilities and other debt:

▪
A $1.7 million term loan amortized equally over 60 months beginning June 2008.  IEC’s interest rate is fixed at 6.7%. The remaining balance as of March 26, 2010 was $0.6 million inclusive of an accelerated payment of $0.5 million made during the fourth quarter of fiscal 2008.

▪
A $2.0 million Sale Leaseback of the Company’s fixed assets amortized equally over 60 months beginning June 27, 2008.  Annual payments are fixed and are $389,236 per year. At March 26, 2010 our remaining unpaid balance for the lease was $1.2 million.

All loans and the Sale-Leaseback are secured by, among other things, a security interest in the assets of the Company including IEC Electronics Wire and Cable, Inc. and GTC and a mortgage covering GTC’s interest in property and improvements located in Albuquerque, New Mexico.

The Credit Agreement also contains various affirmative and negative covenants including financial covenants.  The financial covenants include a quarterly and annual “minimum EBITDARS” requirement, a maximum “debt to EBITDARS” ratio, and a minimum “fixed charge coverage” ratio.  The Company was compliant with these covenants as of March 26, 2010. (See Liquidity and Capital Resources section of the Management Discussion and Analysis.)

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

In connection with the acquisition of “Wire and Cable” in May 2008 and the payment of the purchase price to the sellers, a portion of the purchase price was paid in the form of subordinated promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million with interest at the rate of 4% per annum.  Quarterly payments of principal and interest are over 20 installments beginning September 1, 2008.  As of March 26, 2010 the remaining aggregate principal balance of the Seller Notes was $1.9 million.  Each Seller Note is subordinated to the indebtedness of the Company under the Credit Agreement.

As part of the GTC purchase, the Company acquired a “Bond Due” to the City of Albuquerque, with a remaining balance of $0.1 million maturing in 2019.

Annual debt maturities (in thousands) for the twelve month periods after March 26, 2010 are:

Year 1	Year 2	Year 3 (1)	Year 4	Year 5
$2,477	$2,437	$9,493	$1,532	$3,638

(1) includes current revolver balance of $7,193

4. INCOME TAXES:

The provision for (benefit from) income taxes for the quarters ended March 26, 2010 and March 27,  2009 is summarized as follows (in thousands):

	3 Months	YTD	3 Months	YTD
	Mar 26, 2010	Mar 26, 2010	Mar 27, 2009	Mar 27, 2009
Current Tax Expense
Federal	32	55	-	-
State / Other	4	7	-	-

Deferred Tax Expense/(Benefit)
Federal	506	875	(1,186)	(955)
State / Other	15	27	(315)	(254)

Provision for/(Benefit from)
Income taxes	557	964	(1,501)	(1,209)

The following table displays the components of the deferred tax asset as of March 26, 2010 and September 30, 2009 (in thousands):

	March 26, 2010	September 30, 2009
Net operating loss and AMT credit carryovers	$13,002	$13,940
Accelerated depreciation	546	546
New York State investment tax credits	3,265	3,265
Inventories	140	140
Other	292	292
	17,245	18,183
Remaining Valuation allowance	(3,107)	(3,107)
Current and Long Term Deferred Tax Asset	$14,138	$15,076

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

A valuation allowance of $3,107,000 reflects the Company's probable inability to realize the tax benefits from New York State investment tax credits.  These credits fully expire in 2017 and cannot be used until the Company exhausts all of its NY State net operating loss carry-forwards for state taxes.

5. STOCK BASED COMPENSATION:

a.)Stock Option Plan

In February 2002, the Company's stockholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the 2001 Plan is 3,100,000 shares.  Pursuant to the 2001 Plan, officers, key employees, directors and other key individuals may be granted various types of equity awards, including stock options, restricted stock and other stock awards.  As of March 26, 2010, there were 457,271 shares remaining available for issuance under the 2001 Plan.

The Company issued 7,500 and 51,382 options during the three and six month periods ending March 26, 2010, respectively.  The Company issued no options during the first quarter of fiscal 2009. The company issued 58,000 options during the six month period ending March 27, 2009. The fair value of each option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	3 MO. ENDED	3 MO. ENDED	6 MO. ENDED	6 MO. ENDED
	MAR 26, 2010	MAR 27, 2009	MAR 26, 2010	MAR 27, 2009
Risk free interest rate	2.35%	2.00%	2.35%	2.00%
Expected term	4.9 years	4.2 years	4.9 years	4.2 years
Volatility	54%	49%	54%	49%
Expected annual dividends	none	none	none	none

Options Granted:
Wgt.Avg. fair value per share	$2.84	$0.53	$2.35	$0.53

Aggregate total value	$21,300	$30,880	$120,480	$30,880

b.)Restricted Stock Awards

The Company granted 9,090 and 132,851 shares of restricted stock during the three and six month periods ending March 26, 2010, respectively. Of that total, 68,000 shares were awarded to the GTC management team for retention purposes. These shares were awarded on December 18, 2009, at a share price of $3.49, and will vest 10% in fiscal 2011, 20% in fiscal 2012, 30% in fiscal 2013, and 40% in fiscal 2014. Restricted stock grants totaling 55,761 shares were part of the Company’s senior management incentive plan and were awarded between November 6, 2009 and November 18, 2009 at a share price between $4.32 and $4.70.  These shares vest 0% in fiscal 2011, 0% in fiscal 2012, 50% in fiscal 2013, and 50% in fiscal 2014. The remaining 9,090 shares were granted to the board of directors on February 4, 2010 at a share price of $4.76. These shares vest 33.33% in fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

6. MAJOR CUSTOMER CONCENTRATIONS:

The Company’s top two customers represented 22.2% of total sales for the current quarter ended March 26, 2010.  Sales to General Electric accounted for 12.1% of total revenues and ViaSat Inc. accounted for 10.1% of total revenues for the quarter.  For the comparable period of the prior year our top two customers represented 36.3% of total sales.  ViaSat, Inc. accounted for 19.2% of total revenues and General Electric accounted for 17.1% of total revenues for that quarter.

The Company’s top two customers represented 24.0% of total sales for the first six months of fiscal 2010.  Sales to General Electric accounted for 14.0% of total revenues and ViaSat Inc. accounted for 10.0% of total revenues for the six months ended March 26, 2010.  For the comparable period of the prior year our top two customers represented 32.7% of total sales.  General Electric accounted for 17.1% of total revenues, and ViaSat, Inc. accounted for 15.6% of total revenues for the six month period ended March 27, 2009.

On March 26, 2010, receivables from one customer accounted for 10.9% of total Company accounts receivable.

At mid-year fiscal 2010, sales by market sector expressed as a percent of total Company sales were as follows:  Military and Aerospace sector sales were 51%;Industrial market sector sales were 22%; Medical, Communications and all other sectors combined represented 27%.

7. LITIGATION:

There are no legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements and their related notes.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement found on Page 18.

Results of Operations  -  Three Months Ended March 26, 2010,
Compared to the Three Months Ended March 27, 2009.

    Sales   (dollars in millions)

For Three Months Ended	March 26, 2010	March 27, 2009

Net sales	$25.2	$16.3

IEC had a strong second quarter and significantly surpassed the revenue achieved in the same quarter of the prior year.  Net sales for the three month period were 54% higher than net sales for the same quarter of the prior fiscal year.  Included in the current quarter’s revenue figures are three months sales from GTC.  On a comparable basis with the prior year’s second quarter, excluding the sales of GTC, net sales grew by 22.7%. While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company has experienced solid new orders and expects continued growth in both revenue and profitability through 2010.

The Company’s top two customers represented 22.2% of total sales for the current quarter ended March 26, 2010.  Sales to General Electric accounted for 12.1% of total revenues and ViaSat Inc. accounted for 10.1% of total revenues for the quarter.  For the comparable period of the prior year our top two customers represented 36.3% of total sales.  ViaSat, Inc. accounted for 19.2% of total revenues and General Electric accounted for 17.1% of total revenues for that quarter.

Gross Profit   (dollars in thousands and as a % of Net Sales)

For Three Months Ended	March 26, 2010	March 27, 2009

Gross profit	$4,018	$2,607
Gross profit percent	15.9%	16.0%

Gross profit increased by $1.4 million over the same quarter of the prior year and as a percentage of sales remained virtually static.  The Company continues to emphasize quality of earnings as revenues grow.  Strong gross margins are being maintained through efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, and lean initiatives focused on driving operational efficiencies.

    Selling and Administrative Expense   (dollars in thousands and as a % of Net Sales)

For Three Months Ended	March 26, 2010	March 27, 2009

Selling and administrative expense	$2,035	$1,464
Selling and administrative expense percent	8.1%	9.0%

Selling and administrative expenses, as a percentage of sales, decreased in comparison to the same three month period of the prior fiscal year.  Three month’s revenues from GTC were included with lower selling and administrative costs than IEC traditionally incurs.  Selling and administrative expenses for the current quarter included $34K and $49K of non-cash stock option expense respectively.

Interest expense was $261K for the quarter ended March 26, 2010, up from $91K for the comparable quarter of the prior fiscal year.  Debt increased due to the recent acquisition of GTC.  Additionally, during the second quarter of the prior year, the Company’s interest rate on its revolving line of credit was extremely favorable. Details regarding current total debt and applicable interest rates are included in note #3 to the consolidated financial statements on pages 10 and 11. We continue to actively manage our working capital to maximize cash flow to reduce debt and interest expense.

Other Expense during the three months ending March 26, 2010 was $129K for legal and professional services associated with the acquisition of GTC.  The Company posted $66K of Other Income during the comparable period of the prior fiscal year associated with a New York State “Power for Jobs” program.

Income tax expense for the three month period ended March 26, 2010 was $557K.  During the comparable quarter of the prior year the Company posted a credit of $1,501K.  The prior year’s net benefit from income taxes was mainly due to a reversal of a portion of the valuation allowance against our deferred tax asset.  Excluding the impact of tax expense and tax benefits resulting from the accounting treatment of deferred tax assets, the Company’s income increased by 42% when comparing the current three month period ending March 26, 2010 with the same three month period in fiscal 2009.

Diluted shares for the three month period ended March 26, 2010 increased.  During the three month period ended March 27, 2009, the Company’s average stock price was $1.33 per share.  During the current three month period ended March 26, 2010, the Company’s average stock price was $5.17 per share.  The resulting impact on the weighted average diluted shares caused by the price increase is 372,000 shares.

Results of Operations  -  Six Months Ended March 26, 2010,
Compared to the Six Months Ended March 27, 2009.

    Sales   (dollars in millions)

For Six Months Ended	March 26, 2010	March 27, 2009

Net sales	$43.3	$32.2

IEC has had two successive strong quarters to start fiscal 2010.  Net sales for the first half of fiscal 2010 surpassed the revenue achieved in the first half of the prior year by $11.1 million or 34%.  While the soft economy has impacted some of IEC’s customers, others continue to grow.  The Company expects continued growth throughout fiscal 2010.  Excluding the impact of GTC sales, IEC’s contract manufacturing and wire and cable business grew by more than 16% over the same six month period of the prior year.

The Company’s top two customers represented 24.0% of total sales for the first six months of fiscal 2010.  Sales to General Electric accounted for 14.0% of total revenues and ViaSat Inc. accounted for 10.0% of total revenues for the six months ended March 26, 2010.  For the comparable period of the prior year our top two customers represented 32.7% of total sales.  General Electric accounted for 17.1% of total revenues, and ViaSat, Inc. accounted for 15.6% of total revenues for the six month period ended March 27, 2009.

Gross Profit   (dollars in thousands and as a % of Net Sales)

For Six Months Ended	March 26, 2010	March 27, 2009

Gross profit	$6,831	$4,841
Gross profit percent	15.8%	15.0%

Gross profit increased $2.0 million compared to the first half of fiscal 2009.  Gross profit as a percentage of sales also improved over the comparable six month period of the prior year.  The improvement of 0.8% at a materially higher revenue level demonstrates an increased margin flow-thru on incremental sales and an improvement in the quality of earnings.  This improvement in gross margin is evidence of more efficient labor utilization, a more highly trained workforce, realization of benefits associated with investments in capital equipment, and lean initiatives focused on driving operational efficiencies. The GTC operation also contributed favorably to our improved gross profit.

Selling and Administrative Expense   (dollars in thousands and as a % of Net Sales)

For Six Months Ended	March 26, 2010	March 27, 2009

Selling and administrative expense	$3,535	$2,751
Selling and administrative expense percent	8.2%	8.5%

Selling and administrative expenses, as a percentage of sales, decreased by 0.3% versus the comparable six month period of the prior fiscal year.  Selling and administrative expenses for the six months ended March 26, 2010 and March 27, 2009 included $68K and $95K of non-cash stock option expense respectively.

Interest expense was $355,000 for the first half of fiscal 2010, up from $215,000 in the comparable six month period of the prior fiscal year.  Total debt has increased due to the GTC acquisition which was completed in mid-December 2009.  Additionally, during the prior fiscal year the Company’s interest rate on its revolving line of credit was extremely favorable. Details regarding current total debt and applicable interest rates are included in note #3 to the consolidated financial statements on pages 10, 11, and 12.  We continue to actively manage our debt to reduce interest expense.  Strong earnings and prudent working capital management have enabled accelerated reduction of our overall debt.

Other Expense during the six month period ending March 26, 2010 was $188K mainly for legal and professional services associated with the acquisition of GTC.  During the comparable period of the prior fiscal year the Company posted $66K of Other Income associated with a New York State “Power for Jobs” program.

Income tax expense for the six month period ended March 26, 2010 was $964K.  During the comparable six month period of the prior fiscal year the Company posted a net credit of $1,209K.    The prior year’s net benefit from income taxes was associated with the reversal of a portion of the valuation allowance against our deferred tax asset.  Excluding the impact of tax expense and tax benefits resulting from the accounting treatment of deferred tax assets, the Company’s income increased by 42% when comparing the current six month period ending March 26, 2010 with the same six month period in fiscal 2009.

Liquidity and Capital Resources

Cash Flow provided by operating activities was $4.0 million for the six month period ended March 26, 2010 compared to $1.3 million provided from the same six month period in the prior fiscal year.  The cash provided from the most recent six months of operations was mainly derived from higher earnings and a net favorable change in overall working capital driven by an increase in payables.  The Company remains very focused on effective working capital management.

Cash Flow utilized in investing activities was ($0.7) million during the six months ended March 26, 2010.  IEC remains committed to modernization, improving efficiency and providing products of the highest quality.  The Company continues to invest in state of the art production and quality testing equipment.

Net Cash Flow utilized by financing activities was ($3.4) million during the first six months of fiscal 2010 which represents a net total debt reduction, excluding the impact of the new credit facility associated with the GTC acquisition.  We continue to utilize our cash provided through operations to pay down our outstanding debt as expediently as possible and reduce interest expense.

At March 26, 2010, we had a $7.2 million balance outstanding under our new revolving credit facility.  The maximum borrowing limit under our revolving credit facility is limited to the lesser of (i) $15.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  We believe that our liquidity is adequate to cover operating requirements for the next 12 months.  Our new credit facility is described in detail in note #3 to the consolidated financial statements on page 10, 11 and 12.

The Company’s financing agreements contain various affirmative and negative covenants including financial covenants concerning the ratio of “EBITDARS” (Earnings Before Interest, Taxes, Depreciation, Amortization, Rent Expense under the Sale Leaseback and Stock Option Expense) to total debt and to fixed charges.  These are calculated on a twelve month rolling basis.  The Company must also maintain a minimum EBITDARS level of $1,000,000 per individual quarter.   The Company was compliant with these covenants as of March 26, 2010.  The table below provides details on the Company’s performance relative to each of the three covenants for the quarter:

	Covenant	Requirement	Actual Performance

▪	Minimum quarterly EBITDARS	≥ $ 1,000,000	$ 2,262,000
▪	Fixed Charge Coverage	≥ 1.25x	2.9x
▪	Total Debt to EBITDARS	≤ 3.50x	2.1x

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

Impact of Inflation

To date the impact of inflation has been minimal due to the fact that we have been able to adjust many of our bids to reflect increases in costs; however it is not clear this will continue and in turn could affect our margins.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”), establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company adopted these provisions at the beginning of the current fiscal year. The GTC acquisition was recorded in accordance with the provisions of FASB ASC 805.

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

(b) Changes in internal control over financial reporting

In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 26, 2010, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material, legal proceedings pending to which IEC or its subsidiaries is a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

Item 1A – Risk Factors

There are no material changes to the Risk Factors described in Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30,2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3 — Defaults Upon Senior Securities – None

Item 4 – (Removed and Reserved)

Item 5 — Other Information

(a)
(1)           Submission of Matters to a Vote of Security Holders

a)           The Annual Meeting of Stockholders ("Annual Meeting") of IEC Electronics Corp. (the "Company") was held on February 3, 2010.

b)           Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management’s nominees for Director as listed in the proxy statement and all of such nominees were elected.

c)
( i )      At the Annual Meeting, the tabulation of the votes with respect to each nominee was as follows:

Nominee	Votes FOR	Authority Withheld

W. Barry Gilbert	4,103,251	194,615
Eben S. Moulton	4,109,185	188,681
James C. Rowe	3,994,615	303,251
Carl E. Sassano	4,104,233	193,633
Amy L. Tait	4,102,051	195,815
Jerold L. Zimmerman	4,109,185	188,681

( ii )     At the Annual Meeting, the stockholders also voted upon a proposal to ratify the selection of EFP Rotenberg, LLP as the independent registered public accounting firm of the Company for the fiscal year ending September 30, 2010.  The tabulation of votes with respect to such matter was as follows:

Votes FOR	Votes AGAINST	Votes ABSTAINING

8,099,714	14,555	42,054

(2)           Amendment of Credit Agreement

Effective as of February 26, 2010, the Company entered into Amendment 1 (the "Amendment") to the Amended and Restated Credit Facility Agreement dated December 16, 2009 (the "Agreement") with Manufacturers and Traders Trust Company (the "Lender").  The Amendment covers certain mortgage related matters with respect to the Lender's mortgage covering General Technology Corporation's ("GTC") interest in real property located at 1450 Mission Avenue NE, Albuquerque, New Mexico.

A copy of the Amendment to the Agreement is attached as Exhibit 10.1 hereto and incorporated herein by reference.

(b)          Not applicable

Item 6 — Exhibits

The following documents are filed as exhibits to this Report:

10.1
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company.

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

IEC ELECTRONICS CORP.
REGISTRANT

Dated: April 28, 2010	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: April 28, 2010	/s/ Michael Schlehr
Michael Schlehr
Vice President and Chief Financial Officer