Form 10-Q
period 2010-06-25
IEC ELECTRONICS CORP
filed 2010-07-28
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2010

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

Common Stock, $0.01 Par Value – 9,087,029 shares as of July 23, 2010.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 25, 2010 AND SEPTEMBER 30, 2009
(in thousands, except share and per share data)

	June 25,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash (see cash note)	$1,274	$-
Accounts receivable (net of allowance for doubtful accounts of $130 and $85, respectively)	16,070	10,354
Inventories	10,281	6,491
Deferred income taxes	2,050	2,050
Other current assets	273	110
Total current assets	29,948	19,005

Non-current assets:
Fixed assets:
Land and land improvements	1,556	742
Buildings and improvements	9,594	4,339
Machinery and equipment	13,461	10,335
Furniture and fixtures	4,601	4,131
Total fixed assets, at cost	29,212	19,547
Less: Accumulated depreciation	(17,844)	(17,156)
Net fixed assets	11,368	2,391
Intangible asset (net of $20 accumulated amortization)	340	-
Deferred income taxes	11,473	13,026
Other assets	104	47
Total non-current assets	23,285	15,464
Total assets	$53,233	$34,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,494	$1,147
Accounts payable	6,495	4,183
Accrued payroll and related expenses	1,926	1,564
Other accrued expenses	1,245	531
Customer deposits (see inventories note)	115	190
Total current liabilities	12,275	7,615
Long-term debt	17,278	6,600
Total liabilities	29,553	14,215
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 500,000 shares authorized; Issued and outstanding-none	-	-
Common Stock, $.01 par value: 50,000,000 shares authorized; 10,103,759 and 9,747,283 shares issued	101	97
Treasury stock, at cost: 1,012,873 shares	(1,413)	(1,413)
Additional paid-in capital	41,027	40,632
Accumulated deficit	(16,035)	(19,062)
Total shareholders' equity	23,680	20,254
Total liabilities and shareholders' equity	$53,233	$34,469

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009
(in thousands, except share and per share data)

	3 Months Ended
	June 25,	June 26,
	2010	2009
	(Unaudited)

Net sales	$26,095	$17,346
Cost of sales	21,439	14,556
Gross profit	4,656	2,790
Selling and administrative expenses	2,388	1,463
Operating profit	2,268	1,327

Interest and financing expense	238	90
Other (income)/expense	17	(151)
Income before provision for income taxes	2,013	1,388

Provision for income taxes:
Currently payable	124	30
Tax expense/(offset by NOL carryforwards)	651	455
Total provision for income taxes	775	485

Net income	$1,238	$903

Net income per common and common equivalent share:
Basic	$0.14	$0.11
Diluted	$0.13	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	9,055,280	8,524,317
Diluted	9,629,326	9,322,368

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR NINE MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009
(in thousands, except share and per share data)

	9 Months Ended
	June 25,	June 26,
	2010	2009
	(Unaudited)

Net sales	$69,387	$49,538
Cost of sales	57,900	41,908
Gross profit	11,487	7,630
Selling and administrative expenses	5,922	4,214
Operating profit	5,565	3,416

Interest and financing expense	594	304
Other (income)/expense	205	(217)
Income before provision for income taxes	4,766	3,329

Provision (benefit) for income taxes:
Currently payable	186	70
Tax expense/(offset by NOL carryforwards)	1,553	(794)
Total provision (benefit) for income taxes	1,739	(724)

Net income	$3,027	$4,053

Net income per common and common equivalent share:
Basic	$0.34	$0.46
Diluted	$0.32	$0.43

Weighted average number of common and common equivalent shares outstanding:
Basic	8,955,212	8,745,240
Diluted	9,606,748	9,386,616

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009
(thousands)

	9 Months Ended
	June 25,	June 26,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,027	$4,053
Non-cash adjustments:
Stock-based compensation	183	121
Depreciation and amortization	725	215
Directors' fees paid in stock	21	27
(Gain)/loss on sale of fixed assets	(10)	(5)
Deferred tax expense	1,553	(724)
Change in operating assets and liabilities:
Accounts receivable	(1,771)	369
Inventories	654	(361)
Other current assets	(94)	(55)
Accounts payable	1,201	(1,911)
Accrued expenses	(81)	(42)
Customer deposits	(75)	(373)
Net cash flows from operating activities	5,333	1,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,004)	(1,301)
Proceeds from sale of fixed assets	10	11
Acquisition of GTC (see acquisition note)	(15,111)	-
Net cash flows from investing activities	(16,105)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings under line of credit	4,127	(79)
Repayments under loan agreements and notes	(1,518)	(852)
Borrowings under loan agreements	9,316	828
Proceeds from exercise of stock options	195	79
Financing costs capitalized	(74)	-
Net cash flows from financing activities	12,046	(24)

Net cash flows for the period	1,274	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$1,274	$0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$543	$337
Income taxes	116	18
Supplemental disclosure of non-cash adjustments:
Deferred tax adjustment relating to seller notes	$-	$844
Deferred tax adjustment relating to shares returned	-	1,050
Return of exercised options to treasury stock	-	140

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 25, 2010

NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp.("IEC", "we", "our", “us”, the “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies and a wide array of custom cable/wire harness assemblies.  We excel where quality is of paramount importance and when low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment together with a full complement of high reliability manufacturing stress testing technologies.  With our customers at the center of everything we do, we have created a high intensity, responsive culture capable of reacting and adapting to their ever-changing needs.  Our customer centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  As a true extension of our customer’s operation, we have applied industry-leading Six Sigma and Lean Manufacturing principles to eliminate waste and reduce our customers’ total cost of ownership. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:
•
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab (headed by two staff PhD’s) enabling the seamless transition of complex electronics from design to production

•	In-house custom functional test development supporting complex system-level assembly, test, troubleshooting and end-order fulfillment
•	A sophisticated Lean/Six Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results
•	An industry-leading Web Portal providing customers real-time access to a wide array of critical data

Acquisition

On December 16, 2009 the Company acquired all of the stock of General Technology Corporation (“GTC”) from Crane International Holdings, Inc.  The acquired business employs complementary technologies and serves markets similar to IEC’s.  GTC occupies an important niche in the military and defense market, helping its customers manage their legacy products and programs.  The acquisition broadens IEC’s product mix and further diversifies our customer base.  The operation is located in Albuquerque, New Mexico and is led by a solid management team.

The purchase price for the GTC acquisition was $15.1 million, and the transaction was funded by senior bank debt.  The purchase price may be increased or decreased subject to a final working capital reconciliation.  That final reconciliation is the subject of a dispute between IEC and the seller, and has been referred to binding arbitration for resolution.

Under the acquisition method of accounting the Company is required to measure and record the fair value of assets acquired and liabilities assumed, and any excess of purchase price over the fair value of net assets would be recorded as goodwill.  Based on information available as of June 2010, we do not expect a goodwill asset to be recorded in connection with this acquisition.  Fair values as of the acquisition date are indicated in the following table:

December 16, 2009
(thousands)
Accounts receivable, net	$3,945
Inventories	4,444
Other current assets	69
Land	813
Building	5,087
Equipment	2,761
Intangible asset	360
Total assets acquired	17,479

Accounts payable	$1,111
Accruals and other liabilities	1,157
Long-term debt	100
Total liabilities acquired	2,368

Net assets acquired/purchase price (Purchase price funded with bank debt)	$15,111

The following table represents IEC’s pro forma consolidated results of operations as if the acquisition of GTC had occurred at the beginning of each period presented.  These pro forma results have been prepared by adjusting the historical IEC results to include GTC results of operations, as well as incremental interest and other expenses related to the acquisition debt.  The pro forma results do not include any cost savings or additional sales that may result from the combination of IEC and GTC operations.  The pro forma results may not necessarily reflect the consolidated operations that would have resulted from consummating the acquisition at the beginning of such periods, nor are they necessarily indicative of future results.

	3 Months Ended		9 Months Ended
	June 25,	June 26,	June 25,	June 26,
(Proforma)	2010	2009	2010	2009
	(in thousands, except share and per share data)

Net sales	$26,095	$24,090	$75,025	$66,686
Income before income taxes	2,013	1,852	4,976	3,534
Net income	1,238	1,196	3,160	4,183

Earnings per share:
Basic	$0.14	$0.14	$0.35	$0.48
Diluted	0.13	0.13	0.33	0.45

Weighted average common and common equivalent shares:
Basic	9,055,280	8,524,317	8,955,212	8,745,240
Diluted	9,629,326	9,322,368	9,606,748	9,386,616

Fiscal Calendar

The Company’s fiscal year begins on October 1st and each quarter ends on the last Friday of the final month of such quarter, with the exception of the fourth quarter, which ends on September 30th.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) and, since December 16, 2009, GTC.  All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The Company's cash and cash equivalents are principally in deposits with M&T Bank Corp.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful or uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.  Maintenance and repairs are charged to expense as incurred; renewals and improvements are capitalized.  At the time of retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Depreciable lives generally used for various assets are as follows:

Estimated
Useful Lives
(years)
Land improvements	10
Building and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Intangible Asset

GTC’s building and land were acquired subject to an Industrial Revenue Bond ("IRB") that exempts the property from real estate taxes for the term of the IRB.  At date of acquisition, the $360 thousand estimated value of the tax abatement was recorded as an intangible asset that is being amortized on a straight-line basis over the remaining term of the IRB, which matures March 1, 2019.

Long-Lived Assets

FASB ASC 360-10 (prior authoritative literature, Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”) requires that the Company test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded during the three or nine month periods ending June 25, 2010 and June 26, 2009.

Fair Value of Financial Assets and Liabilities

Under FASB ASC 825 (prior authoritative literature, FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  IEC believes that the carrying amounts approximate fair value for all such instruments.

FASB ASC 820 (prior authoritative literature: SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:
Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs are unobservable for the assets and liabilities, including situations in which there is little to no market activity.

Fair values assigned to GTC’s acquired fixed assets were determined using Level 2, and the fair value associated with GTC’s intangible asset was based on Level 3 inputs.  The inputs used to determine fair value require significant management judgment and estimation.

Revenue Recognition

Revenue from sales is recognized when goods are shipped or title and risk of ownership have passed, the price to the buyer is fixed or determinable, and realization is reasonably assured.  Service revenues are recognized upon completion of the services. The Company’s net revenue is principally derived from the sale of electronic products built to customer specifications.  The Company also derives revenue from design services and repair work.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the period the related sales are booked.

Stock-Based Compensation

FASB ASC 718 (prior authoritative literature, FASB SFAS No. 123(R) “Share-Based Payment”), requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award. Such costs are recorded over the periods employees are required to render services in exchange for the awards.

Income Tax/Deferred Tax Policy

FASB ASC 740 (prior authoritative literature, FASB SFAS No. 109, “Accounting for Income Taxes”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differing treatment of certain items between the Company’s financial records and tax returns.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates by tax jurisdiction that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2007 – 2009.  The Company does not believe it has any material uncertain tax positions.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per common share are calculated by adding to weighted-average shares outstanding the incremental shares resulting from the assumed exercise of all potentially dilutive stock options.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from management’s estimates.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and nine months ended June 25, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standard

FASB ASC 805 (prior authoritative literature: FASB SFAS No. 141(R), “Business Combinations”), establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 was effective for fiscal years, as well as interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted these provisions at the beginning of the current fiscal year, and the GTC acquisition was recorded in accordance with FASB ASC 805.

NOTE 2. INVENTORIES

Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains a balance sheet reserve to adjust the value of its inventories as needed.  The major classifications of inventories are as follows at period end:

	June 25,	September 30,
	2010	2009
	(thousands)
Raw materials	$6,049	$3,365
Work-in-process	3,819	2,555
Finished goods	413	571

	$10,281	$6,491

From time to time the Company receives deposits from customers to mitigate inventory risk resulting from the customer’s delay of shipping date.  When received, the deposits are carried as other current liabilities but relate to a portion of the Company’s raw material inventory.  Customer deposits totaled $.1 million and $.2 million at June 25, 2010 and September 30, 2009, respectively.

NOTE 3.  CREDIT FACILITIES

M&T Bank Credit Facilities

On December 16, 2009 the Company entered into an Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), a New York banking corporation (the “Lender”).  The Lender has agreed to provide the Company $25.5 million in aggregate senior secured credit facilities (the “2009 Senior Secured Credit Facilities”). These facilities modify and replace the prior Revolving Credit Facility, modify and replace the prior Equipment Line while continuing the term debt outstanding, and are in addition to the existing energy loan, the existing Term Loan and the existing M&T Sale-Leaseback as outlined in the original Credit Facility Agreement dated May 30, 2008 between the Company and the Lender (the “Prior Credit Agreement”).

The following summarizes the various tranches of the 2009 Senior Secured Credit Facilities:

▪
A $15 million Revolving Credit Facility (the “Revolver”) available for direct borrowings. Borrowings under the Revolver cannot exceed the lesser of the Borrowing Base or $15 million. The Borrowing Base is the sum of 85% of eligible receivables plus 35% of eligible inventories, as those terms are defined in the Credit Agreement. Borrowings under the Revolver bear interest at LIBOR plus the Applicable Margin, which varies based on the Company's ratio of Debt/EBITDARS (as that ratio is defined in the Credit Agreement). The Credit Agreement prescribes a minimum threshold for the LIBOR component of interest, which is above the current market level of LIBOR. As a result, variable interest rates paid by the Company do not at present fluctuate with a decrease in LIBOR interest rates. At inception, the Revolver interest rate was 4.25% and interest is paid monthly. The Company incurs a small quarterly commitment fee based on the unused portion of the Revolver. As of June 25, 2010, outstanding borrowings under the Revolver were $8.0 million, and the interest rate was 4.25%. The Revolver matures on December 16, 2012.

▪
A $5 million Term Loan (the “GTC Term Loan”) amortized over 60 months beginning December 16, 2009. The principal amount of the term loan is being repaid in equal monthly installments of $83,333. Borrowings under the GTC Term Loan bear interest at LIBOR plus the Applicable Margin, which varies based on the Company's ratio of Debt/EBITDARS. The Credit Agreement prescribes a minimum threshold for the LIBOR component of interest, which is above the current market level of LIBOR. As a result, variable interest rates paid by the Company do not at present fluctuate with a decrease in LIBOR. The GTC Term Loan currently bears interest at the rate of 4.5%. The outstanding principal balance was $4.5 million as of June 25, 2010. The GTC Term Loan matures on December 16, 2014.

▪
A $4 million Commercial Mortgage Term Loan (the “Mortgage Loan”). The principal amount of the Mortgage Loan is being repaid in 60 equal monthly installments of $22,222, plus a balloon payment due at maturity on December 16, 2014. Similar to the other M&T credit facilities, borrowings under the Mortgage Loan bear interest at LIBOR plus the Applicable Margin, which varies based on the Company's ratio of Debt/EBITDARS. Because the minimum LIBOR threshold is above the current market level of LIBOR, variable interest rates paid by the Company do not fluctuate at present with a decrease in LIBOR. The Mortgage Loan currently bears interest at the rate of 4.5%. The outstanding principal balance was $3.9 million as of June 25, 2010.

▪
A $1.5 million Equipment Line of Credit (the “Equipment Line”). Borrowings under this facility are available to the Company at the discretion of the Lender until December 16, 2010 or such later date as may be agreed upon by the Company and the Lender. Borrowings under the Equipment Line cannot exceed $1.5 Million in aggregate, including any borrowings under the Prior Credit Agreement. Of the $1.5 million, as of June 25, 2010 the Company had borrowed $0.8 million under the Prior Credit Agreement in three tranches: $.1 million in November, 2008, $.2 million in November 2008, and $.5 million in June 2009. These three tranches bear interest at the rate of 3.83%, 3.25%, and 2.85% respectively, and borrowings are being repaid in 48 equal monthly installments plus interest. Any new borrowings under the Equipment Line would currently bear interest at 4.5%.

In addition to the Senior Secured Credit Facilities, the Company’s other outstanding credit facilities with M&T are summarized as follows:

▪
A $1.7 million term loan amortized in equal monthly installments over 60 months beginning June, 2008. The interest rate is fixed at 6.7%. As a result of a $.5 million partial prepayment in September, 2008, the remaining balance as of June 25, 2010 was $0.5 million.

▪
A $2.0 million sale-leaseback of a portion of the Company’s fixed assets, with the five year lease commencing June 27, 2008. Annual lease payments are fixed at $.39 million, and, as of June 25, 2010, the aggregate remaining lease payments were $1.1 million. While this transaction is reported as an operating lease in the Company’s financial statements, it is included with debt for the purposes of calculating covenant compliance under the Senior Secured Credit Facilities.

The Credit Agreement is secured by, among other things, a security interest in the assets of the Company, including Wire and Cable and GTC, and a mortgage encumbering GTC’s interest in property and improvements located in Albuquerque, New Mexico. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain quarterly and annual minimum EBITDARS (defined as net income plus interest expense, tax expense, depreciation, amortization of intangible assets, sale-leaseback rent payments, and non-cash stock option expense, minus cash taxes paid) thresholds, a maximum debt-to-EBITDARS ratio, and a minimum fixed charge coverage ratio. These are calculated on a three and twelve month trailing basis, as applicable. The Company was in compliance with all these covenants as of June 25, 2010. (See Liquidity and Capital Resources section of Management’s Discussion and Analysis.)

The Company has an energy loan (the "NYSERDA Loan") from M&T in the original principal amount of $0.2 million. The NYSERDA Loan is a low interest loan, subsidized by New York State, to facilitate energy conservation projects. The NYSERDA Loan bears interest at 2.08% and is being repaid in 60 equal monthly installments of $3,400 until maturity in April 2013.  The outstanding principal balance was $.1 million as of June 25, 2010.  The NYSERDA Loan is subject to the same financial covenants as those contained in the Credit Agreement.

Other Credit Facilities

As part of the GTC purchase, the Company assumed responsibility for an Industrial Revenue Bond (the “IRB”) issued by the City of Albuquerque.  The IRB matures in March, 2019, bears interest at a rate of 5.625%, and had an outstanding principal balance of $0.1 million as of June 25, 2010.

A portion of the May, 2008 acquisition of Wire and Cable was financed by three subordinated promissory notes (the "Seller Notes") in the aggregate principal amount of $3.8 million.  The Seller Notes bear interest at 4% and are being repaid in 20 equal quarterly installments of $.5 million through April, 2013.  As a result of a $.16 million partial prepayment in March 2008 the aggregate principal balance of the Seller Notes outstanding at June 25, 2010 was $1.8 million.  Each of the Seller Notes is subordinated to the indebtedness of the Company under the Credit Agreement.

Aggregate debt maturities for the five twelve-month periods subsequent to June 25, 2010 are provided below.

Years ending	Debt
in June,	Maturities
(thousands)
2011	$2,494
2012	2,357
2013*	10,154
2014	1,330
2015	3,437

*Includes Revolver balance of $8.0 million as of June 25, 2010.

NOTE 4.   INCOME TAXES

The provisions for (benefits from) income taxes for the three and nine-month periods ended June 25, 2010 and June 26, 2009 are summarized as follows.

	3 Months Ended		9 Months Ended
	June 25,	June 26,	June 25,	June 26,
(thousands)	2010	2009	2010	2009
Current tax expense:
Federal	$40	$28	$95	$66
State/other	84	2	91	4

Deferred tax expense (benefit):
Federal	697	444	1,572	(549)
State/other	(46)	11	(19)	(245)

Total income tax provision	$775	$485	$1,739	$(724)

The following table displays deferred tax assets by category as of June 25, 2010 and September 30, 2009.

	June 25,	September 30,
	2010	2009
	(thousands)
Net operating loss and AMT credit carryovers	$12,593	$13,940
Accelerated depreciation	527	546
New York State investment tax/other credits	2,676	3,265
Inventories	110	140
Other	252	292
Total before allowance	16,158	18,183
Valuation allowance	(2,635)	(3,107)

Deferred tax asset (current and deferred)	$13,523	$15,076

IEC has a net operating loss carryforward for income tax purposes of approximately $34.5 million (estimated tax benefit is $12.3 million), expiring in various years through 2025.  In addition, $2.7 million of New York State investment tax and other credits are available to the Company through various expiration dates ending in 2017.  FASB ASC 740 requires the Company to establish an asset on the balance sheet to reflect the future value associated with these tax loss and tax credit carryforwards.

At June 25, 2010, a valuation allowance of $2.6 million offsets deferred tax assets established for New York State investment tax and other credits.  These credits expire in 2017 and cannot be utilized until the New York net operating loss carryforward is fully exhausted.

NOTE 5.  STOCK-BASED COMPENSATION

Stock Option Plan

In February 2002, shareholders approved IEC's 2001 Stock Option and Incentive Plan (the "2001 Plan").  As amended from time to time, the number of shares of common stock authorized for issuance under the Plan is 3,100,000.  Under the 2001 Plan, officers, key employees, directors and other key individuals may be granted stock options, restricted stock and other types of equity awards.  As of June 25, 2010, there were 466,712 shares available for issuance under the 2001 Plan.

The Company issued 54,000 and 105,382 options during the three and nine-month periods ending June 25, 2010, respectively, and 20,000 and 78,000 options during similar periods ending June 26, 2009.  The fair value of each option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	3 Months Ended		9 Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Assumptions for Black-Scholes:
Risk-free interest rate	2.42%	2.53%	2.35%	2.30%
Expected term in years	4.9%	4.9%	4.9%	4.7%
Volatility	54%	54%	54%	54%
Expected annual dividends	none	none	none	none

Value of options granted:
Number of options granted	54,000	20,000	105,382	78,000
Weighted average fair value/share	$2.16	$1.59	$2.27	$0.80
Fair value of options granted	$116,640	$31,800	$239,217	$62,400

Restricted Stock Awards

The Company granted 12,500 and 145,351 shares of restricted stock during the three and nine month periods ending June 25, 2010, respectively.  Of the 145,351, 68,000 shares were awarded to the GTC management team for retention purposes, 68,261 shares were part of the Company’s senior management incentive plan, and the remaining 9,090 shares were granted to the board of directors. As a result of subsequent management changes 20,000 shares of the GTC management awards and 5,753 of senior management awards were forfeited. The range of share prices and vesting periods are as follows:

	3 Months Ended June 25, 2010
	# Shares	Share Price	Vesting
Restricted Shares Granted:
GTC management retention	-
Senior management incentive plan	12,500	$4.42-$5.02	2011-2014
Board of Directors	-
	12,500

	9 Months Ended June 25, 2010
	# Shares	Share Price	Vesting
Restricted Shares Granted:
GTC management retention	68,000	$3.49	2011-2014
Senior management incentive plan	68,261	$4.32-$5.02	2011-2014
Board of Directors	9,090	$4.76	2011-2013
	145,351
Prior year grants outstanding	10,000
Grants forefeited	(25,753)
Grants outstanding at June 25, 2010	129,598

NOTE 6. MAJOR CUSTOMER CONCENTRATIONS

The Company’s top two customers represented 23.7% and 28.6% of total sales for the quarters ended June 25, 2010 and June 26, 2009, respectively.

For the nine months ended June 25, 2010 and June 26, 2009, the Company’s top two customers represented 22.1% and 29.8% of total sales, respectively.

On June 25, 2010, receivables from one customer accounted for 12.4% of total Company accounts receivable.  For the nine months ended June 25, 2010, sales by market sector expressed as a percent of total Company sales were as follows:  Military/Aerospace – 49%; Industrial & Communications - 27%; and Medical/Other - 24%.  For the same nine-month period ending June 26, 2009, sales by market sector expressed as a percent of total Company sales were: Military/Aerospace – 55%; Industrial & Communications – 31%; and Medical/Other - 14%.

NOTE 7. LITIGATION

With the exception of the binding arbitration proceeding discussed in the Acquisition section of Note 1., there are no legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent (5%) of common stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings, and office equipment.  The Wire and Cable buildings are leased under a non-cancelable operating lease which expires in December 2012.  These operating leases generally contain renewal options and provide for payment of executory costs by the lessee (the Company).  Executory costs typically include taxes, maintenance and insurance.  Approximate annual minimum lease obligations are as follows:

Year ending	Annual lease
September 30,	obligations
(thousands)
2010	$685
2011	693
2012	693
2013	460

Total minimum lease payments	$2,531

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements and their related notes.

Forward-looking statements in this Form 10-Q include, without limitation, statements relating to the Company's plans, future prospects, strategies, objectives, expectations, intentions and adequacy of resources and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements may be identified by their use of words like "plans", "expects", "aims", "believes", "projects", "anticipates", "intends", "estimates", "will", "should", "could", and other expressions that indicate future events and trends.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These factors include, among others, the following:  general economic and business conditions, the timing of orders and shipments, availability of material, product mix, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, the ability of the Company to assimilate acquired businesses and to achieve anticipated benefits of such acquisitions, the ability of the Company to control manufacturing and operating costs, and satisfactory relationships with vendors.  The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of these and other factors, including factors set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 and in other filings with the Securities and Exchange Commission.

Results of Operations - Three Months Ended June 25, 2010,
Compared to the Three Months Ended June 26, 2009

		3 Months Ended
	% Increase	June 25,	June 26,
	(Decrease)	2010	2009
		($ in thousands)

Net sales	50.4%	$26,095	$17,346
Gross profit	66.9%	$4,656	$2,790
Gross margin	1.8%	17.8%	16.1%
Selling & administrative expense	63.2%	$2,388	$1,463
S&A expense as % of sales	0.7%	9.2%	8.4%

IEC’S sales for the third quarter of 2010 significantly surpassed those for the same quarter of the prior year.  Net sales for the 2010 period were 50% higher due partly to the acquisition of GTC in December, 2009.  Sales advanced 15% without the effect of GTC.  The inconsistent national economy has impacted some of IEC’s customers, others have continued to grow, and the Company continues to experience solid new orders.  IEC anticipates continued growth during the remainder of 2010.

The Company’s top two customers represented 24% of total sales for the quarter ended June 25, 2010, with General Electric and DRS Technologies accounting for approximately 12% each.  For the comparable period ended June 26, 2009, Ultralife accounted for 15% and General Electric accounted for 13% of total revenues. For the three months ended June 25, 2010 the military/aerospace sector represented 56% of sales, the medical/other sector represented 22% of sales, and the industrial & communications sector represented 22% of Company sales. On June 24, 2010 the Company announced that it received an order from one of its military customers valued at more than $6.1 million. Deliveries will commence December 1, 2010 and will be completed by December 2012.

Gross profit increased by $1.9 million over the same quarter of the prior year and was significantly ahead of 2009 as a percentage of sales.  As revenues continue to grow, the Company maintains its focus on producing strong gross margins through efficient labor utilization, a highly trained workforce, realization of benefits associated with investments in capital equipment, and Lean initiatives focused on driving operational efficiencies.

Selling and administrative expenses increased as a percentage of sales in comparison to the same three-month period of the prior fiscal year.  This increase is attributable to higher stock compensation expense in the current quarter, as well as fees associated with our CFO transition.  For additional information about stock compensation expense, see “Stock-based Compensation” Note 5 to the financial statements.  Absent higher stock compensation expense and expenses associated with transition of our CFO, the Company’s selling and administrative costs would have remained constant as a percentage of sales at 8.4%.

Interest expense was $238 thousand for the quarter ended June 25, 2010, up from $90 thousand for the comparable 2009 quarter.  Higher expense in 2010 reflects new borrowings to fund the GTC acquisition in the first quarter, and the favorable interest rate realized in 2009 on IEC’s former revolving line of credit.  Further information regarding borrowings and applicable interest rates is provided in the “Credit Facilities” Note 3 to the financial statements.  We continue to focus on managing working capital to maximize cash flow, and reduce debt and interest expense.

Other expense during the three months ending June 25, 2010 was $17 thousand, including some final legal and professional services associated with the acquisition of GTC. The Company recorded $150 thousand of other income during the comparable period of the prior fiscal year due to a refund of sales tax, penalties and accrued interest from the State of Alabama and one of its municipalities in settlement of a long standing dispute over a previous use tax assessment.

Income tax expense for the 2010 quarter increased to $775 thousand from $485 thousand in the prior year, due mainly to growth in the Company’s pretax earnings.  However, as a result of our net operating loss carryforwards, we expect tax payments to be only a modest percentage of our related financial statement expense for the foreseeable future.  Excluding income tax expense in both periods, pretax income grew by 45.0%.

Basic and diluted shares increased during the third quarter of 2010 versus the 2009 quarter as the result of the issuance of additional stock options and restricted shares.  In addition, IEC’s average stock price nearly doubled (1.9x) as compared with the year-ago period.  In computing diluted earnings per share, a rising stock price increases the number of shares added to the denominator to take into account the assumed exercise of options.

Results of Operations - Nine Months Ended June 25, 2010,
Compared to the Nine Months Ended June 26, 2009

		9 Months Ended
	% Increase	June 25,	June 26,
	(Decrease)	2010	2009
		($ in thousands)

Net sales	40.1%	$69,387	$49,538
Gross profit	50.6%	$11,487	$7,630
Gross margin	1.2%	16.6%	15.4%
Selling & administrative expense	40.5%	$5,922	$4,214
S&A expense as % of sales	0.0%	8.5%	8.5%

IEC produced three strong quarters in fiscal 2010, as net sales for the first nine months of the year surpassed the revenue achieved in the same period of 2009 by $19.8 million, or 40.1%. Net sales for the period advanced 16% without the effect of GTC.   While challenging economic conditions have impacted some of IEC’s customers, others have continued to grow, and the Company in turn continues to generate solid new orders and expects growth in both revenue and profitability through the remainder of 2010.

For the nine months ended June 25, 2010, General Electric accounted for 13.3% of the Company’s total sales.  For the comparable period ended June 26, 2009, General Electric accounted for 16% and ViaSat, Inc. accounted for 14% of total revenues. The military/aerospace sector remains strong.  While it has declined slightly in relative terms to 49% of sales for the first nine months of this year versus 55% at fiscal year-end 2009 the military/aerospace sector continues to grow in absolute terms, and we expect it to gain strength over the balance of the year. The medical/other sector has increased from 14% at the close of fiscal 2009 to 24% of total Company sales for the first nine months of fiscal 2010.  Although the challenging economy generally impacts the industrial & communications sector more than the others, it has performed well representing 27% of sales for the first nine months of this year compared with 31% at fiscal year-end 2009, and the sector continues to grow modestly in absolute terms.

Gross profit increased by $3.9 million compared to the first nine months of fiscal 2009 and increased to 16.6% of sales during the period, a gain of 1.2 percentage points.  The improvement in the gross profit ratio at a materially higher level of revenue demonstrates the Company’s success in generating incremental sales with favorable margins.  The improvement is also attributable to realization of benefits associated with investments in capital equipment, and Lean initiatives focused on driving operational efficiencies. The addition of GTC has contributed favorably to our gross profit percentage.

Selling and administrative expenses, as a percentage of sales were constant in comparison to the same nine-month period of the prior fiscal year.  Absent higher stock compensation expense and fees associated with our CFO transition in the current quarter, selling and administrative expenses would have decreased by 0.2% versus the comparable nine-month period of the prior year.

Interest expense was $594 thousand for the first nine months of fiscal 2010, up from $304 thousand in the comparable nine-month period of the prior fiscal year.  Total debt increased due to the GTC acquisition, which was completed in mid-December 2009.  Additionally, during the prior fiscal year the Company benefited from a favorable interest rate on its former revolving line of credit.  Further information regarding debt and applicable interest rates is included in the “Credit Facilities” Note 3 to the consolidated financial statements.  We continue to focus on working capital management to limit our debt and related interest expense.

Other expense during the nine-month period ending June 25, 2010 was $205 thousand, principally comprised of legal and professional services associated with the acquisition of GTC.  The Company recorded $150 thousand of other income during the comparable period of the prior fiscal year due to a refund of sales tax, penalties and accrued interest from the State of Alabama and one of its municipalities in settlement of a long standing dispute over a previous use tax assessment.

Income tax expense for the nine-month period ended June 25, 2010 was $1.7 million.  During the prior year, the Company recorded a net tax benefit of $724 thousand mainly as a result of eliminating a portion of the valuation allowance carried for deferred tax assets.  The Company’s pretax income increased by 43.2% in 2010 compared to the prior year nine-month period.

Liquidity and Capital Resources

Cash flow provided by operating activities was $5.3 million for the nine-month period ended June 25, 2010 compared to $1.3 million in the same period of 2009.  The increase in cash was principally derived from substantially higher pretax earnings and more favorable trends in the components of working capital.  The Company remains focused on effective working capital management.

Cash used in investing activities amounted to $16.1 million during the nine months ended June 25, 2010, primarily as a result of the $15.1 million GTC acquisition.  Another $1.0 million was utilized to invest in state-of-the-art production and quality testing equipment, compared with $1.3 million committed to similar investment in equipment during the 2009 nine-month period.  IEC remains committed to modernization, improving efficiency and providing products of the highest quality.

Financing activities generated $12.0 million of positive cash flow in the 2010 nine-month period as the Company drew on bank term loans and its Revolver to fund the purchase of GTC.  IEC’s favorable operating environment enabled it to pay down some of its outstanding debt as the year progressed.  Absent the GTC acquisition in 2009, repayments and new borrowings nearly offset one another.  The Company continues to utilize cash generated by operations to reduce outstanding debt and the associated interest charges.

At June 25, 2010, the Company had $8.0 million of borrowings outstanding under the Revolver.  The maximum borrowing under this credit facility is limited to the lesser of (i) $15.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  Based on that metric, at June 25, 2010 the maximum borrowing limit under the Revolver was $14.9 million.  Credit facilities are described in detail in the related Note 3 to the consolidated financial statements.  The Company believes it has adequate liquidity to support its operating requirements for the next 12 months.

The Company’s financing agreements contain various affirmative and negative covenants, including financial covenants.  The Company is required to maintain quarterly and annual minimum EBITDARS (defined as net income plus interest expense, tax expense, depreciation, amortization of intangible assets, sale-leaseback rent payments, and non-cash stock option expense, minus cash taxes paid) thresholds, a maximum debt to EBITDARS ratio, and a minimum fixed charge coverage ratio.  These are calculated on a three and twelve month trailing basis as applicable.  The Company was in compliance with all these covenants as of June 25, 2010.  The table below provides details on the Company’s performance relative to each of the four covenants for the quarter:

		Actual at
Covenant	Limit	June 25, 2010

Quarterly EBITDARS (minimum, in thousands)	$1,000	$2,773
Annual EBITDARS (minimum, in thousands)	$5,000	$9,494
Total debt to EBITDARS (maximum)	3.50x	2.20x
Fixed charge coverage (minimum)	1.25x	1.78x

Application of Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles that are generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of the Company’s accounting policies.  Critical accounting policies for IEC and relevant financial accounting standards are discussed below.

FASB ASC 605-10 (prior authoritative literature, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements").  Revenue is recognized when title transfers or a service is completed, which is generally upon shipment to the customer.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the same period the related sales are recorded.

FASB ASC 360-10 (prior authoritative literature, FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”) requires the evaluation of long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale when a change in circumstances indicates that the carrying value may not be recoverable. Such changes in circumstances may include: a significant decrease in the market price of similar long-lived assets; a significant change in the extent or manner in which long-lived assets are being used; or a change in legal factors or in the business climate that could affect the value of such assets.  If warranted by a change in circumstances, the carrying values of long-lived assets are compared to the estimated undiscounted future cash flows associated with them.  If testing indicates the carrying amount is not recoverable, the assets are adjusted to fair value.

FASB ASC 450-10 (prior authoritative literature, FASB SFAS No. 5, "Accounting for Contingencies") requires that when, from time to time, the Company is subject to various claims or legal proceedings, the outcomes of which may be subject to significant uncertainty, an estimated loss should be accrued if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a contingency is required if there is a reasonable possibility that a loss has been incurred.  We evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position or our results of operations.

FASB ASC 740 (prior authoritative literature, FASB SFAS No. 109, "Accounting for Income Taxes") establishes financial accounting and reporting standards for the effect of income taxes.  The objectives are (a) to recognize the amount of taxes payable or refundable for the current year and (b) to record deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  If actual outcomes differ from management’s judgments, there may be an impact on the Company’s financial position or results of operations.

Impact of Inflation

To date the impact of inflation has been minimal due to the fact that we have been able to adjust many of our bids to reflect increases in costs.  However, it is not clear this will continue and inflation could affect our margins.

Recently Issued Accounting Standard

FASB ASC 805 (prior authoritative literature, FASB SFAS No. 141(R), “Business Combinations”) establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 was effective for fiscal years, as well as interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted these provisions at the beginning of the current fiscal year, and the GTC acquisition was recorded in accordance with FASB ASC 805.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its financing activities, is exposed to changes in interest rates that may adversely affect its results of operations and financial position.  As of June 25, 2010 the Company had $19.8 million of debt. Interest rates are fixed for $3.1 million of that debt and variable for the remaining $16.7 million.  However, the Credit Agreement prescribes a minimum threshold for the LIBOR component of interest.  That minimum threshold is above the current market level of LIBOR rates, and as a result variable interest rates do not at present fluctuate with a change in LIBOR.  However, at any time that market LIBOR is above the minimum threshold prescribed in our Credit Agreement, interest rates will vary with the market.  A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that, providing the market LIBOR rate is sufficiently above the LIBOR threshold in our Credit Agreement, a one-percentage point decrease in interest rates, which represents a greater than 10% change, would decrease the Company's annual net financing expense by approximately $167 thousand as of June 25, 2010.

The Company is exposed to credit risk to the extent of non-performance of M&T Bank Corp. under the Credit Agreement. As such, the credit rating of M&T Bank Corp. is monitored by the Company.  Credit loss arising from M&T Bank non-performance is not anticipated.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures associated with our business excluding the recently acquired GTC operation (the “IEC Base Business”), as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures which were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.   The GTC operation will be evaluated in the same manner and management will report on the effectiveness of controls for that operation in the Form 10-Q filing for the first quarter of fiscal 2011.

(b) Changes in Internal Control over Financial Reporting

During the three months ended June 25, 2010, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings - With the exception of the binding arbitration proceeding discussed in the Acquisition section of Note 1. and Litigation Note 7., there are no material, legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party which would be adverse to IEC or its subsidiaries.

Item 1A.  Risk Factors - There are no material changes to the Risk Factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30,2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.  Defaults Upon Senior Securities – None

Item 4.  (Removed and Reserved)

Item 5.  Other Information - None

Item 6.  Exhibits - The following documents are filed as exhibits to this Report:

10.1 Separation Agreement between the Company and Michael Schlehr dated May 24, 2010 and Appendix A thereto (Independent Consulting Agreement).

10.2 Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010.

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

IEC ELECTRONICS CORP.
REGISTRANT

Dated: July 28, 2010	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and
Chief Executive Officer

Dated: July 28, 2010	/s/ Susan E. Topel-Samek
Susan E. Topel-Samek
Vice President and Chief Financial Officer