Form 10-K
period 2010-09-30
IEC ELECTRONICS CORP
filed 2010-11-19
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010 or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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
Yes  ☐    No  ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No  ☒

At March 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates for the registrant was $40,802,628 (based on the closing price of the registrant’s common stock on NYSE Amex on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

 As of November 15, 2010, there were 9,109,324 shares of Common Stock outstanding.

Documents incorporated by reference:

 Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers' industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions, unforeseen product failures and the potential product liability claims that may be associated with such failures, the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document. All forward-looking statements included in this Report on Form-10-K are made only as of the date of this Report on Form 10-K. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I
ITEM 1.  BUSINESS

Overview
 IEC Electronics Corp. ("IEC", "we", "our", “us”, the “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies, a wide array of custom cable and wire harness assemblies, and precision sheet metal.  We excel where quality and reliability are of paramount importance and when low to medium volume, high-mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment together with a full complement of high reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high intensity, rapid, responsive culture capable of reacting and adapting to their ever-changing needs.  Our customer centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  As a true extension of our customers' operation, we have applied industry-leading Six Sigma and Lean Manufacturing principles to eliminate waste and reduce our customers’ total cost of ownership. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

➢
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab (headed by two staff PhD’s), enabling the seamless transition of complex electronics from design to production

➢	In-house custom, functional test development supporting complex system-level assembly, test, troubleshooting and end-order fulfillment

➢	An authentic Lean/Six Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results

➢	An industry-leading Web Portal providing customers real-time access to a wide array of critical data

 IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was originally organized in 1966.

 On July 30, 2010 the Company acquired the assets of Celmet Co., Inc. (“Celmet”), a privately held manufacturer of metal chassis and assemblies located in Rochester, New York. IEC outsources millions of dollars of chassis assemblies annually, at times encountering quality and delivery issues. The acquisition of this well managed, small business, serving customers similar to those of IEC in the military and industrial markets enables us to extend our capabilities in terms of the products and services we can offer to our customers, as well as assuring flawless quality and improved assurance of supply for a key purchased commodity. This business is now operating as a division of IEC known as Celmet, an IEC Company.

 On December 16, 2009 the Company acquired all of the stock of General Technology Corporation (“GTC”) from Crane International Holdings, Inc. The acquired business employs complementary technologies and serves markets similar to IEC’s. GTC occupies an important niche in the military and defense market, helping its customers manage their legacy products and programs. The acquisition, located in Albuquerque, New Mexico, broadens IEC’s product mix and further diversifies our customer base.

 On May 30, 2008, IEC acquired all of the stock of Val-U-Tech Corp., a wire and cable-harness interconnect business, located in Victor, New York. Val-U-Tech was renamed IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) during 2009. IEC Electronics Wire and Cable, Inc. is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors. The company manufactures a diverse portfolio of custom cable and wire harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds with an emphasis on perfect quality delivered precisely on time.

 IEC is a world-class ISO 9001:2008, AS9100 and ISO13485 certified company. The AS9100 certification enables IEC to serve the military and commercial aerospace markets. The ISO13485 certification supports the quality requirements of the medical device markets. We are also ITAR registered and NSA approved under the COMSEC standard. Our manufacturing processes encompass the best aspects of Lean Manufacturing and Six Sigma Principles. Many customers consider these certifications crucial when qualifying an EMS provider. Our state-of-the-art Technology Center includes prototype assembly, design engineering services, and an Advanced Materials Technology Laboratory.

 We continually evaluate emerging technologies and maintain a technology road map to ensure that relevant processes and advances in new equipment are available to our customers when commercial and design factors so indicate. The current generation of interconnection technologies includes chip scale packaging and ball grid array (BGA) assembly techniques. We have placed millions of plastic and ceramic BGA's since 1994. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory and our Design Engineering Group.

     Our experienced workforce has a high level of technical expertise.  Our emphasis is on building the most challenging and complex advanced electronics and wire & cable technology systems serving original equipment manufacturers (“OEMs”).

     Our executive offices are located at 105 Norton Street, Newark, New York 14513.  Our telephone number is (315)331-7742, and our Internet address is www.iec-electronics.com.

The Electronics Manufacturing Services Industry
The EMS industry specializes in providing the program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing. In addition, EMS providers allow OEMs to bring new products to market more rapidly and to adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and determine known unit costs over the life of a contract. Many OEMs now consider EMS providers valued partners in execution of their business and manufacturing strategy.

     OEMs increasingly require EMS providers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis, in which the OEM supplies all materials and the EMS provider supplies labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing and distribution.

IEC's Strategy
 Our strategy is to cultivate strong manufacturing partnerships with established and emerging OEMs that require high reliability final assemblies in the industrial, communications, medical, homeland security, military, and aerospace industries. These long-term business partnerships involve the joint development of manufacturing and support strategies with OEM customers and promote customer satisfaction. In implementing this strategy, we offer our customers a full range of manufacturing solutions through flexibility in production, high quality and fast-turnaround manufacturing services and computer-aided testing.
 We generally enter into formal agreements with our OEM customers. These agreements with significant customers can provide fixed pricing for one year, subject to customer changes that impact cost of labor or material, and rolling forecasts of customer requirements. After establishing an OEM relationship, we provide our customers consultation services with respect to the manufacturability and testability of the product design. Our objective is to maximize our customer’s value proposition by identifying design changes to reduce their total cost of ownership and improve the quality and reliability of their finished assemblies.

Products and Services
     We manufacture a wide range of assemblies, which are incorporated into many different products. We provide electronic manufacturing services primarily for wireless communication systems, military and defense systems, transportation products, and medical systems and instrumentation.  During the fiscal year ended September 30, 2010, we provided electronics and cable harness manufacturing services to approximately 90 different customers. We support multiple divisions and product lines for many of our customers and typically manufacture successive generations of product for our customers.  In some cases, we are the sole contract manufacturer for the customer site or division, providing all services, prototype through final assembly and functional testing.

Materials Management
     We generally procure material to meet specific contract requirements.  In addition, many of our agreements with significant customers provide for reimbursement of costs incurred by us as a result of a customer's cancellation of contracted quantities. Our internal systems provide controls for all materials, whether purchased by us or provided by a customer, through all stages of the manufacturing process, from receiving to final shipment.

Availability of Components
     Our net sales are principally derived from turnkey manufacturing services in which we provide both materials procurement and assembly services.  We are well positioned with supplier relationships and material procurement expertise to acquire needed materials.  However, availability of customer-consigned parts and unforeseen shortages of components on the world market are beyond our control and could adversely affect revenue levels and operating efficiencies.

Suppliers
     We view our key distribution suppliers as strategic partners.  As such, we have developed automated trading methodologies with them that  provide benefits such as better payment terms, consignment or bonded inventories, reduced procurement lead-time, competitive pricing, reduced quotation processing time, some protection during periods of supply allocation and access to global resources.  We also have preferred supplier partnership agreements in place for custom commodities such as printed circuit boards.

Marketing and Sales
     Our sales increased during 2010, due to the addition of several new customers, increased market share with existing customers, and the acquisitions of GTC and Celmet.  We utilize a direct sales force as well as a nationwide network of Manufacturers Representatives.  Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise.  For example, we focus on customers developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

     Typically, the demand profiles associated with these customers are in the low to moderate volume range with high variability of quantity and mix requirements for end-item configurations.  These products often represent emerging technologies requiring high-intensity manufacturing support to transfer them from the early product development stage through prototyping and on to volume manufacturing. As these products exit the development phase, specialized capabilities are required to support rapid response prototyping requirements in a dynamic engineering environment.  As a result, these customers rarely rely on the more common industry outsourcing model associated with lower cost labor regions.

The Company made progress during 2010 in its efforts to reduce dependency on large customers as shown in the market sector and customer data below.

	Year ended September 30,
Industry Sectors and Large Customers	2010	2009
% of Sales by Sector
Military & Aerospace	58%	55%
Industrial & Communications	29%	37%
Medical & Other	13%	8%
	100%	100%

Customers Representing Over 10% of Sales
General Electric	14%	15%
Ultralife	< 10%	13%
ViaSat, Inc.	< 10%	12%

Percent of 9/30 receivables owed by customers with balances exceeding 10% of total	11%	24%

Backlog
     During fiscal 2010 our backlog more than doubled, an excellent result given the continuing economic challenges of the last year.  We closed the year with backlog of $91.4 million as compared to a fiscal 2009 closing backlog of $41.4 million.  Backlog consists of two categories: purchase orders and firm forecasted commitments.  In addition to working through the backlog, in the ordinary course we also receive orders during a quarter, to ship within the same period.  These intra-quarter orders and shipments will not appear in our backlog reports.   Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period.  In general, the majority of our current backlog is expected to be shipped within our current fiscal year, though a small portion of orders may be expected to ship out into 2014.

Governmental Regulation
     Our operations are subject to certain United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters.  Management believes that our business is operated in substantial compliance with all applicable laws and governmental regulations.  Current costs of compliance are not material to us.  However, new or modified requirements, not at present anticipated, could create additional expense for us if adopted.

Employees
     Our employees are our single greatest resource, and the Company added 199 during fiscal 2010. IEC's employees numbered 567 at September 30, 2010, including 476 employees engaged in manufacturing and manufacturing support, 57 in engineering, and 34 in administrative and marketing functions.  None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages.  We make a concerted effort to engage our employees in initiatives that improve our business and their contributions to it, and believe that our employee relations are good.  We have access to a large and technically qualified work force in our three northeast locations between Rochester and Syracuse, two upstate New York industrial cities, as well as our location in Albuquerque, New Mexico.

Patents and Trademarks
     We do not hold any patents related to electronics manufacturing services, but do employ various registered trademarks.  We do not believe that either patent or trademark protection is material to the operation of our business.

ITEM 1A. RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.  Our annual and quarterly operating results may vary significantly depending on various factors, many of which may be beyond our control.  These factors may include, but are not necessarily limited to:

➢	adverse changes in general economic conditions

➢	the level and timing of customer orders and the accuracy of their forecasts

➢	the level of capacity utilization of our manufacturing facilities and associated fixed costs

➢	price competition

➢	market acceptance of our customers' products

➢	business conditions in our customers' end markets

➢	our level of experience manufacturing a particular product

➢	change in the sales mix of our customers

➢	the efficiencies achieved in managing inventories and fixed assets

➢	fluctuations in cost and availability of materials

➢	the timing of expenditures in anticipation of future orders

➢	changes in cost and availability of labor and components

➢	our effectiveness in managing the manufacturing process.

     The EMS industry is affected by the condition of the United States and global economies, both of which are influenced by world events.  An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts.  The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results.  Historically, we have seen periods, such as in fiscal 2002-2003, when EMS industry sales were adversely affected by a slowdown in wireless/networking and wireless infrastructure sectors as a result of reduced end-market demand and in 2008-2010 when reduced availability of capital to fund existing and emerging technologies forced some firms to contract and some industry consolidation.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.   A relatively small number of customers is responsible for a significant portion of our net sales.  During fiscal 2010, 2009 and 2008, our five largest customers accounted for 45%, 55% and 62% of net sales, respectively.  During fiscal 2010, 2009 and 2008, our single largest customer in each year accounted for 14%, 15% and 21% of net sales, respectively.   The percentage of IEC's sales to its major customers may fluctuate from period to period, and our principal customers have varied from period to period.  Going forward our principal customers may not continue to purchase services from us at the current levels.

WE DEPEND ON THE ELECTRONICS INDUSTRY, WHICH HISTORICALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.   Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us.  These factors may include, but may not be limited to:

➢	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles

➢	the inability of our customers to develop and market their products, some of which are new and untested

➢	the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance

➢	periods of significantly decreased demand in our customers' markets

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKET CONDITIONS. Current global economic and financial market conditions, including the continued threat of disruption in the credit markets and the potential for a lagging recovery from the global economic recession, may materially and adversely affect our results of operations and financial condition.  These conditions may also materially impact our customers and suppliers.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future.  We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectability of those receivables.  Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.  Adverse economic and financial credit terms extended to us by our suppliers, such as shortening the required payment period for outstanding accounts payable or reducing the maximum amount of trade credit available to us could significantly affect our liquidity and therefore have an adverse effect on our results of operations and financial condition.  If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our operating results could be adversely affected.

FAILURE TO MANAGE GROWTH AND CONTRACTION, IF ANY, MAY ADVERSELY AFFECT OUR BUSINESS.  Since late 2006, we have been focused on expanding our operations and have added many new employees.  These actions have resulted in additional costs and start-up inefficiencies.  If we are unable to effectively manage the currently anticipated growth or if the anticipated net sales are not realized, our operating results could be adversely affected.

ENERGY PRICE INCREASES MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.  Certain of the components used in our manufacturing activities are petroleum-based.  In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities.  Over the past several years, energy prices have experienced significant volatility.  Increasing energy prices have resulted in an increase to our raw material costs and transportation costs.  In addition, the transportation costs of certain of our suppliers and customers have increased, and some of these increased costs may be passed along to us.  We may not be able to increase our product prices enough to offset these increased costs.  In addition, any increase in our product prices may reduce our future customer orders and profitability.

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE.  Start-up costs, the management of labor and equipment resources in connection with establishing new programs and new customer relationships, the need to estimate required resources, and the timing of obtaining those resources in advance of production, can adversely affect our operating results. If new programs or new customer relationships are terminated or delayed, our operating results may be adversely affected, particularly in the near term, as we may not be able to recoup our start-up costs or quickly replace anticipated new program revenues.

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION.   Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our control.  Cancellations, reductions or delay by a significant customer or by a group of customers could adversely affect our operating results and working capital levels.  Such cancellations, reductions or delays have occurred and may occur again.  The volume and timing of sales to our customers may vary due to:

➢	variation in demand for our customers' products in their end markets

➢	actions taken by our customers to manage their inventory

➢	product design changes by our customers

➢	changes in our customers' manufacturing strategy

➢	reduced demand for our customers' products

     Due in part to these factors, most of our customers do not commit to firm, long-term production schedules. We make significant decisions based on our estimates of customer requirements, including:

➢	deciding on the levels of business that we will seek

➢	production schedules

➢	component procurement commitments

➢	equipment requirements

➢	personnel needs

➢	other resource requirements

The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate and forecast the future requirements of those customers. Since many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our revenue and operating results.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR REDUCED PRICES FOR OUR PRODUCTS AND SERVICES. The EMS industry is highly fragmented and characterized by intense competition.  We may be operating at a cost disadvantage compared to other EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location.  As a result, other EMS providers may have a competitive advantage.  Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the price of their products or services and to introduce new products or services that may offer greater performance and improved pricing.  Any of these may cause a decline in our sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

THE INTEGRATION OF ACQUIRED OPERATIONS MAY POSE DIFFICULTIES FOR US.  We completed acquisitions of GTC and Celmet in December 2009 and July 2010, respectively.  We may continue to acquire additional businesses in the future.  These acquisitions and future acquisitions involve risks, which may include, but not be limited to:

➢	integration and management of operations

➢	retention of key personnel

➢	integration of information systems, internal procedures, accounts receivable as well as management, financial and operational controls

➢	retention of customer base of acquired businesses

➢	diversion of management’s attention from other ongoing business concerns

➢	exposure to unanticipated liabilities of acquired companies

These and other factors could harm our ability to achieve expected levels of profitability or realize other anticipated benefits of an acquisition and could adversely affect our operating results.

IF WE DO NOT MANAGE OUR BUSINESS EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.  To manage our business effectively we must continually improve our operational, financial and management information systems; develop the skills of our managers and supervisors; and train, motivate and manage our other employees.  Our failure to effectively do so could adversely affect our operating results.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES.  A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR OPERATING RESULTS.  Much of our net revenue is derived from turnkey manufacturing for which we provide materials procurement.  Some of our customer agreements permit periodic adjustments to pricing based on increases or decreases in component prices and other factors.  However, we typically bear the risk of component price increases that occur between any such re-pricing dates or, if such re-pricing is not permitted, during the balance of the term of a particular customer agreement.  As a result, certain component price increases could adversely affect our operating results.

     Many of the products we manufacture require one or more components that are available from a limited number of suppliers. In response to supply shortages, some of these components are from time to time subject to allocation limits. In some cases, supply shortages or delayed deliveries could substantially curtail production of those assemblies requiring a limited component which could contribute to an increase in our inventory levels.  There have been times when component shortages have been prevalent in our industry, and such shortages may recur.  An increase in economic activity could result in shortages if manufacturers of components do not adequately anticipate increased order volume or have previously cut back their production capabilities excessively in response to reduced activity.  World events, armed conflict, governmental regulation and epidemics could also affect our supply chain, leading to an inability to obtain sufficient components on a timely basis, adversely affecting relationships with our customers.

     In addition, due to the specialized nature of some components and our customers’ products specifications, we may be required to use sole source suppliers for certain components.  Such sole source suppliers may encounter financial difficulties, which could preclude them from delivering components on time, or at all.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK.   Most of our services are provided on a turnkey basis, whereby we purchase some or all of the materials required for product assembly and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides materials. For example, in our turnkey operations, we must frequently order parts and supplies in minimum lot sizes that may be larger than the quantity of product ultimately ordered for our customers. Customers' cancellation or reduction of orders could result in additional expense to us. While most of our customer agreements typically include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, if we are not reimbursed, we could have excess inventory and/or cancellation or return charges from our suppliers. Accordingly, for turnkey products various component price increases and inventory obsolescence could adversely affect our operating results.

          In addition, we provide inventory management programs for some of our customers under which we reduced required to hold and manage finished goods inventories.  This inventory management program may lead to higher finished goods inventory levels, reduced inventory turns and increased financial exposure to some customers.  These customers will generally have contractual obligations to purchase such managed inventories from us, however, we may remain subject to the risk of enforcing those obligations.

PRODUCTS WE MANUFACTURE MAY CONTAIN DEFECTS IN WORKMANSHIP, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND PRODUCT LIABILITY CLAIMS AGAINST US.  We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures.  Despite our quality control and quality assurance efforts, defects may occur. Defects in the products we manufacture, whether caused by a customer design, workmanship or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders and we may suffer adverse reputational effects as a result of these circumstances.  In addition, these defects may result in product liability claims against us.  Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for any costs associated with product failure.

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING COMPETITVE ADVANTAGE.  The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development.  The continued success of our business will depend upon our ability to:

➢	hire and retain qualified engineering and technical personnel

~~➢~~	maintain and enhance our technological leadership

~~➢~~	develop and market manufacturing services that meet changing customer needs

     Although we believe that our operations provide the assembly and testing technologies, equipment and processes that are currently required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future.  The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive; or we may have to acquire new assembly and testing technologies and equipment to remain competitive.  The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could adversely affect our operating results, as could our failure to anticipate and adapt to our customers' changing technological requirements.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND OTHER SKILLED EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS. Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees.  The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us.  We have employment agreements with W. Barry Gilbert, our Chief Executive Officer, Jeffrey T. Schlarbaum, our President and Donald S. Doody, our Executive Vice President. We do not have employment agreements or non-competition agreements with any of our other key employees.

THE FAILURE TO COMPLY WITH CURRENT AND FUTURE GOVERNMENTAL REGULATIONS COULD IMPARE OUR OPERATIONS OR CAUSE US TO INCUR SIGNIFICANT EXPENSE.  We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to conflict metals and environmental, waste management, health and safety matters relating to the use, storage, discharge and disposal of hazardous chemicals used in our manufacturing process.  If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production.  While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance related expenses.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.  Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (ICFR) and to report our evaluation on effectiveness in Form 10-K.

     We continue our ongoing efforts to comply with Section 404(a) of the Sarbanes-Oxley Act.  If we are unable to maintain effective internal control over financial reporting, this could lead to a loss of confidence in the reliability of our financial statements, adversely affecting the value of our common stock.

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT THE OPERATION OF OUR BUSINESS.  The agreements and instruments governing our secured bank credit facility and other existing debt contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios including, among others, limitations on the amount available under our Revolver relative to the borrowing base, limits on capital expenditures, and minimum earnings before interest, taxes, depreciation and amortization, rent payments and stock compensation expense (“EBITDARS”) and restrict our ability to:

➢	incur debt

➢	incur or maintain liens

➢	make acquisitions of businesses or entities

➢	make investments, including loans, guarantees and advances

➢	engage in mergers, consolidations or certain sales of assets

➢	engage in transactions with affiliates

➢	pay dividends or engage in stock redemptions or repurchases

     Our bank credit facilities are secured by a general security agreement attached to the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries.

     Our ability to comply with covenants contained in our secured bank credit facilities and other existing debt may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  While we are currently in compliance with all of our debt covenants, our failure to comply in the future could result in an acceleration of our primary indebtedness and cross-defaults under subordinate indebtedness, causing a material adverse effect on our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable

ITEM 2.  PROPERTIES

     We own or lease properties in four locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) capabilities, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned
Victor, New York	M,W,D	19,000	Leased	December 31, 2012
Rochester, New York	M,W,D	47,500	Leased	July 30, 2014
Albuquerque, New Mexico	AO,M,W,D	72,000	Owned

We believe that our properties are generally in good condition, well maintained, and are suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in an arbitration proceeding being conducted to resolve IEC's claim that the price paid for GTC should be reduced by $238 thousand.  The claim relates to the value assigned by the seller to certain current assets acquired.  We are unable to predict the outcome of the arbitration.

     With the exception of the claim discussed in the preceding paragraph, there are no legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent of common stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

ITEM 4.  (Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2010, were as follows:

	Age
W. Barry Gilbert	64	Chief Executive Officer and Chairman of the Board
Jeffrey T. Schlarbaum	44	Executive Vice President
Donald S. Doody	43	Senior Vice President
Susan E. Topel-Samek	52	Vice President and Chief Financial Officer

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

     Jeffrey T. Schlarbaum served as Executive Vice President of IEC until October 1, 2010 when he was promoted to President of the Company.  He joined IEC in May 2004 as Vice President of Sales and Marketing, in November 2006 he was appointed Executive Vice President of Sales and Marketing, and was promoted to Executive Vice President and President of IEC Contract Manufacturing in May 2008.  Before joining IEC, Mr. Schlarbaum had over 15 years of progressive sales management experience in the electronics industry.  Most recently, he served as Regional Vice President of Sales for Plexus Corp., a contract manufacturer of electronics products, in Neenah, Wisconsin.  Prior to that, he worked as Vice President of Sales, Eastern Region for MCMS as well as holding various senior sales and marketing management positions with MACK Technologies and Conner Peripherals. He holds an MBA from Pepperdine University.

     Donald S. Doody served as Senior Vice President of IEC until October 1, 2010 when he was named Executive Vice President of Operations.  He joined IEC in November 2004 as Vice President of Operations, and was appointed Senior Vice President of Operations in May 2008.  Before joining IEC, Mr. Doody had more than 8 years of experience in the contract electronics manufacturing industry. He began his career with GE Transportation and Industrial Systems and became a Master Black Belt/Supplier Quality Engineer.  He was a senior manufacturing engineer at Plexus Corporation, then became Vice President and General Manager of MCMS’s North Carolina facility. When Plexus acquired MCMS, Mr. Doody was appointed to lead Lean Manufacturing and Six Sigma initiatives throughout the company.  Mr. Doody holds an M.S. degree in Industrial Sciences from Colorado State University.

     Susan E. Topel-Samek joined IEC in June 2010 as Vice President and Chief Financial Officer.  Prior to joining the Company, Ms. Topel-Samek held a variety of positions of increasing responsibility at Bausch & Lomb, including most recently Vice President & Treasurer.  Prior to that she had served as Vice President of Treasury Operations where Ms. Topel-Samek had responsibility for global oversight of the company’s risk management/insurance, real estate, environment health & safety organizations.  Ms. Topel-Samek holds an MBA from the Simon School at the University of Rochester, and is a member of the Beta Gamma Sigma Honor Society.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

     IEC's Common Stock began trading on the NYSE Amex on June 9, 2009 under the symbol "IEC".  Prior to that, IEC's Common Stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IECE.OB".

     The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for IEC's common stock as reported on the OTCBB or NYSE Amex.  The quotations on the OTCBB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

IEC Stock Prices	Low	High

Fiscal Quarters
First 2009	$1.40	$1.90
Second 2009	1.19	1.60
Third 2009	1.35	3.98
Fourth 2009	3.30	7.45

First 2010	$3.42	$5.55
Second 2010	4.15	6.18
Third 2010	4.30	5.49
Fourth 2010	4.57	5.26

IEC's closing price on the NYSE Amex on November 15, 2010, was $5.80 per share.

(b)  Holders

     As of November 15, 2010, there were approximately 185 holders of record of IEC's common stock, which does not include shareholders whose stock is held through securities position listings.  Many of our common shares are held in street name by brokers and other institutions for which we are unable to estimate the number of beneficial stockholders.

(c)  Dividends

     IEC does not pay dividends on its common stock.  It is the current policy of the Board of Directors to retain earnings for use in our business, and certain covenants set forth in IEC's loan agreement restrict the Company from paying cash dividends.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

     The table that follows sets forth information concerning IEC's equity compensation plans as of September 30, 2010.  Under the 2001 Stock Option and Incentive Plan, the following types of equity awards have been made: stock options; share-based compensation for outside directors; restricted stock; and other stock-based awards.  In addition, stock purchase programs have been administered.

			Shares
Stock Plan Shares	Shares to be	Wgtd average	available for
(as of September 30, 2010)	issued under	exercise price	issuance under
	outstanding	of outstanding	equity compen-
Category	options	options	sation plans
			(a,b)

Under plans approved by shareholders (c)	764,595	1.66	461,106
Under plans not approved by shareholders	-	-	-
Total	764,595		461,106

Total shares authorized under the plan (d)			3,100,000
Shares issued under plan through 9/30/10			1,874,299

(a)	Excluding shares reflected in first column of this table.
(b)	These shares may be issued in the form of stock options, restricted stock, performance shares or other share-based awards.
(c)	IEC's 2001 Stock Option and Incentive Plan was approved by shareholders in February 2002.
(d)	Includes plan amendments through September 30, 2010.

(e)  Issuance of Unregistered Securities

     Not Applicable

(f) Repurchases of IEC Securities

     The Company did not repurchase any shares during the fiscal year ended September 30, 2010.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended September 30,
(amounts in thousands,	2010	2009	2008	2007	2006
except per share)	(b)		(a)

Net sales	$96,674	$67,811	$51,092	$40,914	$22,620
Gross profit	16,263	10,826	6,217	3,877	2,753
Operating income	7,687	4,820	2,392	985	598
Income before taxes	7,055	4,718	1,634	503	215
Tax provision/(benefit)	2,400	(238)	(8,843)	(372)	-
Net income	$4,655	$4,956	$10,477	$875	$215

Gross margin	16.8%	16.0%	12.2%	9.5%	12.2%
Operating income as % of sales	8.0%	7.1%	4.7%	2.4%	2.6%

Income before taxes, per share:
Basic	$0.78	$0.54	$0.19	$0.06	$0.03
Diluted	0.73	0.49	0.18	0.06	0.03
Net income per share:
Basic	$0.52	$0.57	$1.22	$0.11	$0.03
Diluted	0.48	0.52	1.12	0.10	0.03

Common and equivalent shares:
Basic	8,990.2	8,728.9	8,553.6	8,114.5	7,973.2
Diluted	9,608.2	9,553.5	9,337.1	8,895.8	8,276.0

Working capital (c)	$17,712	$11,390	$9,246	$3,985	$5,775
Total assets (d)	55,682	34,469	34,184	12,344	11,894
Long-term debt (c)	15,999	6,600	8,910	1,441	3,972
Shareholders' equity	25,419	20,254	15,976	4,163	3,092

(a)	IEC acquired Val-U-Tech Corp. (now IEC Electronics Wire and Cable) on May 30, 2008.
(b)	IEC acquired General Technology Corporation on December 16, 2009, and purchased assets of Celmet Co., Inc. on July 30, 2010.
(c)	Revolver borrowings for 2006 and 2007, originally reported as current liabilities, have been reclassified to long term based on maturity date stated in loan agreement.
(d)	Customer deposits for 2006-2008, originally reported as inventory reserves, have been reclassified to current liabilities.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS 0F OPERATIONS

     The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying financial statements, the related Notes to Consolidated Financial Statements and the five-year summary of Selected Financial Data.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K and the risk factors identified in Item 1A.

Overview

     Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products that are unlikely to migrate to offshore suppliers due to proprietary technology content, governmental restriction or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse than ever.  We continue to invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 registered; a NSA approved supplier under the COMSEC standard; and ISO 13485 certified to service the medical market sector.  Three units of our consolidated group, IEC in Newark, Wire and Cable in Victor (our cable harness and interconnect business), and GTC in Albuquerque, are AS9100 certified to service the military and commercial aerospace market sector.  Celmet is ISO 9001:2008 registered.

     We have identified and gained entry into advantageous markets by leveraging our ability to provide products of the highest quality and reliability, including significantly complex, low-run volume assemblies.  Currently, the markets we serve include military, aerospace, communications, medical, and a variety of industrial sectors.

     During fiscal 2010, our backlog more than doubled, an excellent result given the continuing economic challenges of last year.  We closed the year with backlog of $91.4 million as compared to a fiscal 2009 closing backlog of $41.4 million.  Backlog consists of two categories: purchase orders and firm forecasted commitments.  In addition to working through the backlog, in the ordinary course we also receive orders during a quarter to ship within the same period.  These intra-quarter orders and shipments will not appear in our backlog reports.   Variations in the magnitude and duration of contracts received by us, and customer delivery requirements may result in fluctuations in backlog from period to period.

     We continue to improve our internal bench strength and employee skills, our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage the steady growth in volume and complexity that we are experiencing.   Despite a weak economy, based upon cautiously optimistic comments from our customers in the military, aerospace, and medical sectors, we anticipate continued growth in both revenue and profitability during fiscal 2011.

Analysis of Operations

    A summary of information from IEC's 2010 income statement follows:

	Year ended September 30,		% Increase
Summary Income Statement Data	2010	2009	(Decrease)
	($ in thousands)

Net sales	$96,674	$67,811	42.6%
Gross profit	16,263	10,826	50.2%
Selling & administrative expense	8,576	6,006	42.8%
Interest & financing expense	814	389	109.3%
Other (income)/expense	(182)	(287)	(36.6%)
Income before taxes	7,055	4,718	49.5%
Provision (benefit) for income taxes	2,400	(238)	nm
Net income	$4,655	$4,956	(6.1%)

Gross margin	16.8%	16.0%
S&A expense as % of sales	8.9%	8.9%
Pretax income as % of sales	7.3%	7.0%
Income taxes as % of pretax income	34.0%	(5.0%)
Net income as % of sales	4.8%	7.3%

nm - not meaningful.

     IEC continues to experience strong top-line growth.  2010 revenue has increased 43% over 2009 and 89% over the sales achieved in 2008.  While the current fiscal year included nine months of GTC revenues and two months of Celmet revenues that were not present in the prior fiscal year, the Company also enjoyed a healthy 15% growth in its core business.  This significant growth has been fueled by the expansion of product offerings and by market segment diversification as previously discussed.  As a result of our emphasis on “absolutely positively perfect” execution, our customers have rewarded us with ongoing programs and additional business.  The ongoing programs represent a stable core of our business, and our most significant revenue growth in recent years has come from the aerospace, medical and industrial market sectors. The industrial sector has declined as a percentage of our total sales this year, as aerospace and medical have continued to ramp.  However, in absolute dollars our 2010 industrial sector sales continued to improve over the prior year.

     IEC continues to realize increasing gross profit measured as a percentage of net sales.  Compared with the prior year, fiscal 2010 gross profit as a percentage of net sales improved to 16.8% from 16.0%.  Since fiscal 2007 when we began to focus on transitioning from low volume prototype work to new programs with higher volumes, the Company has increased its gross profit as a percentage of net sales by over 700 basis points, from 9.5% to 16.8%.  This consistent trend of increasing gross profit as a percentage of net sales, at significantly higher revenue levels, further demonstrates the strength of our Company.    We have continued to focus on improving labor efficiency through effective training of production employees, investments in capital equipment that serve to modernize some processes, and through ongoing implementation of continuous improvement and lean manufacturing principles.  As a result, our workforce has expanded in size and in capability.  Our continued increases in productivity and excellence in execution have resulted in further penetration into profitable market sectors.

     Selling and administrative expenses as a percentage of sales were held constant in fiscal 2010 at 8.9%, in spite of the increasing size and scope of our organization and the integration of two acquired companies.  We also invested in initiatives to strengthen our sales and marketing team, as would be expected with our continuing efforts to expand into new markets.

     Interest expense was $0.8 million for the year ended September 30, 2010, up from $0.4 million for fiscal 2009.  Higher interest expense in 2010 reflects new borrowings of $15 million to fund the GTC acquisition in the first quarter and $2.0 million to fund the Celmet acquisition in the fourth quarter, as well as a 2009 interest rate on IEC’s former revolving line of credit that was more favorable than the Company's current borrowing rate.  We continue to focus on managing working capital to maximize cash flow, thereby reducing debt and interest expense, and apart from the acquisition related borrowings we repaid approximately $6.2 million of debt during the year.  We reduced outstanding balances on our term loans and notes by $2.2 million, and paid down $4.0 million of Revolver borrowings used to fund the purchase of GTC.  Total cash available to reduce debt was offset by $2.2 million of capital investments made during the year.  Further information regarding borrowings and applicable interest rates is provided in the Credit Facilities note to the consolidated financial statements referenced in Item 8 of this report.

    We had Other Income of $0.2 million during fiscal 2010 versus $0.3 million in fiscal 2009.  Other Income for the current year is principally comprised of a $0.4 million gain on our acquisition of GTC, partially offset by $0.2 million of costs related to our GTC and Celmet acquisitions.  The $0.3 million of Other Income in 2009 is primarily associated with a refund of sales tax, penalties and accrued interest received in settlement of a dispute over a previous Alabama sales tax assessment.

     Our 2010 income tax expense increased to $2.4 million from a tax benefit of ($0.2) million in the prior year.  This increase is principally attributable to growth in the Company’s pretax earnings, which grew 50% from fiscal 2009 to fiscal 2010.  However, as a result of our net operating loss carryforwards, actual tax payments are expected to be only a modest percentage of our related financial statement expense for some time into the future.  Our 2009 tax benefit included a $1.9 million reversal of the valuation allowance maintained for IEC's deferred tax assets.  (See Income Taxes note to the consolidated financial statements referenced in Item 8 of this report).

Liquidity and Capital Resources

      Cash Flow provided by operating activities was $7.8 million for the fiscal year ended September 30, 2010, compared to $3.0 million for fiscal 2009.  The principal drivers of this $4.8 million improvement were a $2.3 million increase in income before taxes and more favorable trends in the components of working capital which contributed $2.0 million.  Improved cash flows from growth in payables were partially offset by higher receivables and inventories.

      Cash Flow used in investing activities was $19.0 million for the fiscal year ending September 30, 2010, compared with $1.8 million for fiscal 2009.  2010’s investing activities included the cash investments in GTC and Celmet as well as $2.2 million that we principally invested in new production equipment to improve efficiency and capacity.  During fiscal 2009 we invested $1.8 million in new production equipment.

      Cash Flow provided by financing activities in 2010 was $11.2 million compared with cash used in financing activities of $1.2 million during fiscal 2009.  During fiscal 2010 we borrowed $17 million in connection with our acquisitions of GTC and Celmet, which was partially offset by debt repayments of $6.2 million as mentioned in the above discussion of interest expense. In 2009 we reduced our term and revolver debt by an aggregate total of $2.2 million, which was partially offset by $0.8 million borrowed in capital equipment loans.

       At September 30, 2010, the Company had $5.8 million of borrowings outstanding under its Revolver, with an additional $9.2 million of undrawn borrowing capacity available.  The maximum borrowing under this credit facility is limited to the lesser of (i) $15.0 million or (ii) an amount equal to the sum of 85% of the receivables borrowing base and 35% of the inventory borrowing base.  Based on that metric, at September 30, 2010 the maximum borrowing limit under the Revolver was $15.0 million.  The Company believes it has adequate liquidity to support its operating requirements for the next 12 months.

     The Company’s financing agreements contain various affirmative and negative covenants, including financial covenants.  The Company is required to maintain quarterly and annual minimum EBITDARS (defined as net income plus interest expense, tax expense, depreciation, amortization of intangible assets, sale-leaseback rent payments, and non-cash stock option expense, minus cash taxes paid) thresholds, a maximum debt to EBITDARS ratio, and a minimum fixed charge coverage ratio.  These are calculated on a three and twelve month trailing basis as applicable.  The Company was in compliance with all these covenants as of September 30, 2010.  The table below provides details on the Company’s performance relative to each of the four covenants:

	Type		Actual at
Covenant	of limit	Limit	September 30, 2010
	($ in thousands)
Fourth quarter EBITDARS	Lower	$1,000	$3,208
Annual EBITDARS	Lower	$5,000	$10,629
Total debt to EBITDARS	Upper	3.00x	1.88x
Fixed charge coverage	Lower	1.25x	1.98x

     Our credit facilities are described in detail in the related note to the consolidated financial statements referenced in Item 8 of this report.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America as presented in the Accounting Standards Codification.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  Critical accounting policies for us include revenue recognition, provisions for doubtful accounts, provisions for inventory obsolescence, impairment of long-lived assets, accounting for legal contingencies and accounting for income taxes, all of which are discussed below.

     Under FASB ASC 605-10 ("Revenue Recognition"), revenue from sales is recognized when (a) goods are shipped or title and risk of ownership have passed, (b) the price to the buyer is fixed or determinable, and (c) realization is reasonably assured.  Service revenues are recognized when services are rendered.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the period the related sales are recognized.

     FASB ASC 310-10-35 ("Receivables") requires us to establish allowances for doubtful accounts when it is probable that losses have been incurred in the collection of accounts receivable and the amount of loss can reasonably be estimated.  If losses are probable and estimable, they are to be accrued even though the particular customer accounts on which losses will be incurred cannot yet be identified.

     FASB ASC 330-10-35 ("Inventory") requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes.  Inventory balances are generally reduced to the lower of cost or market value by means of reserves.

     FASB ASC 360-10 ("Property, Plant and Equipment") requires that we evaluate our long-lived assets for financial impairment on a regular basis.  We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with the assets.  If carrying value exceeds undiscounted cash flows, we are required to reduce carrying value to fair value, often determined by analyzing discounted cash flows.

     FASB ASC 450-10 ("Contingencies") requires that when, from time to time, we are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty, an estimated loss should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

     Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.  We evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  Changes in these factors could materially impact our financial position or results of operations.

     FASB ASC 740 ("Income Taxes") establishes financial accounting and reporting standards for the effect of income taxes.  The objective is to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax assets and liabilities for the future tax consequences of events that have been reported in an entity's financial statements or tax returns.  Significant judgments are required.  Variations in the actual outcomes could impact our financial position or results of operations.

Recently Issued Accounting Standards

     FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" was issued in July 2010.  The update requires entities to describe methods used to estimate the allowance for doubtful accounts; disclose policies for charging off uncollectible receivables; and present a summary of provisions, charge offs and recoveries recorded in the allowance during each period.  No changes in accounting methods are required.  Period-end disclosures must be provided beginning in IEC's first fiscal quarter of 2011, and transaction-oriented disclosures are required in subsequent periods.  IEC has implemented the requirements of this update as of September 30, 2010.

     FASB ASC 805 (“Business Combinations”) establishes principles and requirements for the manner in which an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired or the gain from bargain purchase; and provides disclosures designed to enable financial statement users to evaluate the nature and financial effects of the combination.  FASB ASC 805 was effective for fiscal years, as well as interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this standard at the beginning of the current fiscal year and accounted for both 2010 acquisitions in accordance with the new rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, as a result of its financing activities, is exposed to changes in interest rates that may adversely affect its operating results.  As of September 30, 2010, the Company had $18.9 million of debt.  Interest rates are fixed for $2.8 million of that debt and variable for the remaining $16.1 million.  However, the Credit Agreement prescribes a minimum threshold for the LIBOR component of interest.  That minimum threshold is above the current market level of LIBOR rates, and as a result variable interest rates do not at present fluctuate with a change in LIBOR.  However, at any time that market LIBOR is above the minimum threshold prescribed in our Credit Agreement, interest rates will vary with the market.  A sensitivity analysis to measure the potential impact that a change in interest rates would have on the Company's net income indicates that, providing the market LIBOR rate is sufficiently above the LIBOR threshold in our Credit Agreement, a one-percentage point increase or decrease in interest rates, which represents a greater than 10% change, would increase or decrease the Company's annual net financing expense by approximately $161 thousand as of September 30, 2010.

     The Company is exposed to credit risk to the extent of non-performance by Manufacturers and Traders Trust Company ("M&T") under the Credit Agreement. As such, the credit rating of M&T is monitored by the Company.  Credit loss arising from M&T non-performance is not anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to the page numbers provided in response to Item 15(a)(1) and (2) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures.  An evaluation was performed under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures that were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.

     Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

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

     An evaluation of the effectiveness of the design and operation of our procedures and internal control over financial reporting, based on the framework entitled “Internal Controls - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer.  Based on this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, as of September 30, 2010.  The GTC and Celmet units acquired during fiscal 2010 were excluded from this evaluation.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     Inherent Limitations of Internal Controls.  In designing and evaluating our internal control system, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives.  The effectiveness of any such control system has inherent limitations including, but not limited to: the possibility of human error and the intentional circumvention or overriding of controls and procedures. Management, including the Chief Executive Officer and the Chief Financial Officer, is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, internal control over financial reporting may not prevent or detect misstatements. Although we consider it unlikely, misstatements due to error or fraud may occur and may not be detected in a timely manner.

     Changes in internal control over financial reporting.   In connection with the evaluation described above, our management, including our Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during our fiscal year ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this item is presented under the captions entitled "Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement issued in connection with the 2011 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.  The information regarding Executive Officers of the Registrant is found in Part I of this report.

     IEC has adopted a Code of Business Conduct and Ethics (the “Code”), which applies to all of its directors, officers (including IEC’s Chief Executive Officer, Chief Financial Officer, and other senior officers), and employees.  The Code, a copy of which was filed as Exhibit 14 to IEC’s Current Report on Form 8-K filed on September 1, 2004, may be viewed on IEC’s website, www.iec-electronics.com, under its “Investor Relations – Corporate Governance” captions, and is available in print (free of charge) to any person upon request to Chief Financial Officer, IEC Electronics Corp., 105 Norton Street, Newark, NY  14513, telephone (315) 331-7742.  Any amendment to, or waiver of, a provision of the Code which applies to IEC’s Chief Executive Officer, Chief Financial Officer, or other senior officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the website.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors - Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement issued in connection with the 2011 Annual Meeting of Stockholders and is incorporated in this report by reference thereto, except, however, the section entitled “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be filed with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2011 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.  Information relating to Equity Compensation Plans is found in Item 5 of Part II of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors” contained in the definitive proxy statement issued in connection with the 2011 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is presented under the caption "Ratification of Selection of Independent Registered Public Accounting Firm” contained in the definitive proxy statement issued in connection with the 2011 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report and in response to Item 8:

     (1)  Consolidated Financial Statements and Supplementary Schedules

     (2)  Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
None

     (3)  Exhibits

Exhibit No.	Title	Page
2.1
Agreement and Plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

2.2
Stock Purchase Agreement, dated December 16, 2009, by and among IEC Electronics Corp, Crane International Holdings, Inc. and General Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2	Amended and Restated By-Laws of the Company as of October 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 7, 2010)
3.3	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.4
Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.5
Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. - Delaware (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

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

Exhibit No.	Title	Page
3.8
Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998 (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

4.1	Specimen of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.1
Credit Facility Agreement dated as of May 30, 2008 by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

10.2
First Amendment to Credit Facility Agreement made July 29, 2008 to be effective as of May 30, 2008 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.3
Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

10.4
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

10.5
Second amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2010)

10.6*
Form of Indemnity Agreement between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.7*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.8*
Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.9*
Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and  Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.10*
Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.11*
Form of Challenge Award Option Agreement granted to senior management in Fiscal 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005)

10.12*
Form of First Amendment to Challenge Award Option Agreement dated as of September 29, 2006 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2007)

10.13*
Form of Second Amendment to Challenge Award Option Agreement dated as of January 23, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.14*
Restricted Stock Award Agreement between the Company and Jeffrey T. Schlarbaum dated as of May 14, 2008 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.15*
Restricted Stock Award Agreement between the Company and Donald S. Doody dated as of May 14, 2008 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.16*
Separation Agreement between the Company and Brian Davis dated February 15, 2008 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

Exhibit No.	Title	Page
10.17*
Independent Consulting Agreement between the Company and Brian Davis dated February 15, 2008 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 2008)

10.18*
Separation Agreement between the Company and Michael Schlehr dated May 24, 2010 and Appendix A thereto (Independent Consulting Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.19*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)
10.20*
First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between the Company and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2010)

10.21*
Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.22*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Jeffrey T. Schlarbaum
10.23*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Donald S. Doody
10.24*	Summary of the Company's 2010 Management Incentive Plan
10.25*	Summary of the Company's 2010 Long-Term Incentive Plan
10.26*
IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.27*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.28
Settlement Agreement dated March 17, 2009 by and among the Company, Val-U-Tech Corp., Kathleen Brudek, Michael Brudek and Nicholas Vaseliv (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2009)

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed on September 1, 2004)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2010

IEC Electronics Corp.

By: /s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Barry Gilbert	Chief Executive Officer and	November 19, 2010
W. Barry Gilbert	Chairman of the Board
(Principal executive officer and Director)

/s/ Susan E. Topel-Samek	Vice President and	November 19, 2010
Susan E. Topel-Samek	Chief Financial Officer
(Principal financial and accounting officer)

/s/ Eben S. Moulton	Director	November 19, 2010
Eben S. Moulton

/s/ James C. Rowe	Director	November 19, 2010
James C. Rowe

/s/ Carl E. Sassano	Director	November 19, 2010
Carl E. Sassano

/s/ Amy L. Tait	Director	November 19, 2010
Amy L. Tait

/s/ Jerold L. Zimmerman	Director	November 19, 2010
Jerold L. Zimmerman

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of IEC Electronics Corp.

     We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income and shareholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2010.  IEC Electronics Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 19, 2010

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 and 2009
(in thousands, except share and per share data)

	September 30,
	2010	2009

ASSETS
Current assets:
Cash (see Cash note)	$-	$-
Accounts receivable, net	16,315	10,354
Inventories	12,068	6,491
Deferred income taxes	3,359	2,050
Other current assets	234	110
Total current assets	31,976	19,005

Fixed assets:
Land and improvements	1,556	742
Buildings and improvements	9,581	4,339
Machinery and equipment	15,434	10,335
Furniture and fixtures	4,833	4,131
Total fixed assets, at cost	31,404	19,547
Less: Accumulated depreciation	(18,306)	(17,156)
Net fixed assets	13,098	2,391
Intangible asset (net of $29 amortization)	331	-
Deferred income taxes	10,113	13,026
Other assets (Goodwill: $58 in 2010, none in 2009)	164	47

Total assets	$55,682	$34,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,899	$1,147
Accounts payable	8,145	4,183
Accrued payroll and related expenses	2,279	1,564
Other accrued expenses	941	531
Customer deposits	-	190
Total current liabilities	14,264	7,615
Long-term debt	15,999	6,600
Total liabilities	30,263	14,215
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 500,000 shares authorized; Issued and outstanding-none	-	-
Common Stock, $.01 par value: 50,000,000 shares authorized; 10,100,589 and 9,747,283 shares issued	101	97
Treasury stock, at cost: 1,012,873 shares	(1,413)	(1,413)
Additional paid-in capital	41,138	40,632
Accumulated deficit	(14,407)	(19,062)
Total shareholders' equity	25,419	20,254
Total liabilities and shareholders' equity	$55,682	$34,469

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR YEARS ENDED SEPTEMBER 30, 2010 and 2009
(in thousands, except share and per share data)

	Year ended September 30,
	2010	2009

Net sales	$96,674	$67,811
Cost of sales	80,411	56,985
Gross profit	16,263	10,826
Selling and administrative expenses	8,576	6,006
Operating profit	7,687	4,820

Interest and financing expense	814	389
Other (income)/expense	(182)	(287)
Income before provision for income taxes	7,055	4,718

Provision (benefit) for income taxes:
Currently payable	249	97
Tax expense (offset by NOL carryforwards)	2,151	(335)
Total provision (benefit) for income taxes	2,400	(238)

Net income	$4,655	$4,956

Net income per common and common equivalent share:
Basic	$0.52	$0.57
Diluted	0.48	0.52

Weighted average number of common and common equivalent shares outstanding:
Basic	8,990,180	8,728,930
Diluted	9,608,174	9,553,526

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME and SHAREHOLDERS' EQUITY
FOR YEARS ENDED SEPTEMBER 30, 2010 and 2009
(thousands, except per share)

	Common	Treasury	Additional	Retained	Total
	Stock,	Stock,	Paid-In	Earnings	Shareholders'
	par $.01	at cost	Capital	(Deficit)	Equity

Balances, September 30, 2008	$93	$(223)	$40,124	$(24,018)	$15,976

Stock compensation accruals			131		131
Directors' fees paid in stock			44		44
Restricted (non-vested) stock grants	-				-
Exercise of stock options	4		333		337
Acquisition of treasury shares		(1,190)			(1,190)

Net income/ Comprehensive income				4,956	4,956

Balances, September 30, 2009	97	(1,413)	40,632	(19,062)	20,254

Stock compensation accruals			282		282
Directors' fees paid in stock			32		32
Restricted (non-vested) stock grants	1				1
Exercise of stock options	3		192		195

Net income/ Comprehensive income				4,655	4,655
Balances, September 30, 2010	$101	$(1,413)	$41,138	$(14,407)	$25,419

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED SEPTEMBER 30, 2010 and 2009
(thousands)

	Year ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,655	$4,956
Non-cash adjustments:
Stock-based compensation	282	131
Depreciation and amortization	1,224	282
Directors' fees paid in stock	32	44
(Gain)/loss on sale of fixed assets	(8)	(5)
Gain on corporate acquisition	(418)	-
Deferred tax expense (benefit)	2,151	(335)
Changes in current assets and liabilities:
Accounts receivable	(1,453)	(9)
Inventories	(937)	(260)
Other current assets	(32)	(46)
Accounts payable	2,620	(1,942)
Accrued expenses	(96)	685
Customer deposits	(190)	(475)
Net cash flows from operating activities	7,830	3,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,173)	(1,816)
Proceeds from sale of fixed assets	10	11
Acquisition of GTC (see Acquisitions note)	(14,932)	-
Acquisition of Celmet (see Acquisitions note)	(1,898)	-
Net cash flows from investing activities	(18,993)	(1,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings under revolving line *	1,942	(1,110)
Borrowings under other loan agreements	11,316	828
Repayments under loan agreements and notes	(2,207)	(1,135)
Proceeds from exercise of stock options	196	196
Financing costs capitalized	(84)	-
Net cash flows from financing activities	11,163	(1,221)

Net cash flows for the period	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$769	$419
Income taxes	297	26
Supplemental disclosure of non-cash adjustments:
Deferred tax adjustment relating to seller notes	$-	$844
Deferred tax adjustment relating to shares returned	-	1,050
Stock option exercise paid for by delivering common shares	-	140

*  Revolver borrowings of $5,932 were utilized to partially fund December 2009 purchase of GTC.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 1.	OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

     IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards, system level assemblies, a wide array of custom cable and wire harness assemblies, and precision sheet metal.  We excel where quality and reliability are of paramount importance and when low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid, responsive culture capable of reacting and adapting to their ever-changing needs.  Our customer centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  As a true extension of our customers' operations, we have applied industry-leading Six Sigma and Lean Manufacturing principles to eliminate waste and reduce our customers’ total cost of ownership.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:
▪
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab (headed by two staff PhD’s) enabling the seamless transition of complex electronics from design to production.

▪	In-house custom, functional test development supporting complex system-level assembly, test, troubleshooting and end-order fulfillment.
▪	An authentic Lean/Six Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results.
▪	An industry-leading Web Portal providing customers real-time access to a wide array of critical data.

Fiscal Calendar

     The Company’s fiscal year begins on October 1st and each quarter ends on the Friday closest to the end of the final month of the quarter, with the exception of the fourth quarter, which ends on September 30th.

Consolidation

     The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) and since December 16, 2009, General Technology Corporation ("GTC").  The Celmet unit acquired on July 30, 2010 operates as a division of IEC.  All significant intercompany transactions and accounts have been eliminated.

Reclassifications

     Certain amounts in prior year financial statements are reclassified, as appropriate, to conform to the current year presentation.

Cash and Cash Equivalents

     The Company's cash and cash equivalents are maintained principally in deposit and highly liquid investment accounts with Manufacturers and Traders Trust Company ("M&T").  Cash receipts are generally applied on a daily basis to IEC's revolving credit borrowing, resulting in minimal cash balances at period end.

Allowance for Doubtful Accounts

     The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management's evaluation of collectability.  Accounts are written off after all reasonable efforts to collect have been exhausted and management concludes that likelihood of collection is remote.

Inventory Valuation
     Inventories are stated at the lower of cost or market (first-in, first-out).  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to lower of cost or market.

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

     Depreciable lives generally used for PP&E are presented in the table below.  Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement.

Estimated
Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Leases

     At the inception of a lease covering equipment or real estate, the Company evaluates the lease under criteria discussed in FASB ASC 840-10-25 ("Leases").  Leases meeting one of the four key criteria are accounted for as capital leases and all others are treated as operating leases.  Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest.  Under operating leases, payments are recorded as rent expense.  Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal at least 90 percent of fair value of the property.

     In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T at a minimal loss and were leased back under a five year operating lease.  The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Intangible Asset

     GTC’s building and land were acquired subject to an Industrial Revenue Bond ("IRB") that exempts the property from real estate taxes for the term of the IRB.  At date of acquisition, the $360 thousand estimated value of tax abatement was recorded as an intangible asset that is being amortized on a straight-line basis to March 1, 2019, the maturity date of the bond.

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill is reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value.  The goodwill recorded during 2010 relates to the July 30, 2010 Celmet acquisition (see Acquisitions note), for which no impairment has occurred at September 30, 2010.

Long-Lived Assets

     FASB ASC 360-10 ("Property, Plant and Equipment”) requires the Company to test long-lived assets for recoverability whenever events or circumstances indicate that carrying amount may not be recoverable. No impairment charges were recorded during 2010 or 2009.

Fair Value of Financial Assets and Liabilities

     Under FASB ASC 825 ("Financial Instruments”), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  IEC believes that carrying amounts approximate fair value for all such instruments.

     FASB ASC 820 (“Fair Value Measurements and Disclosures”) defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as the exit price).  Inputs used to measure fair value are categorized under the following hierarchy:

Level 1:   Quoted prices for identical assets or liabilities in active markets.
Level 2:   Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3:   Model-derived valuations using inputs that are not observable, including situations in which there is little or no market activity.

     Fair values assigned to fixed assets in the GTC and Celmet acquisitions were determined using Level 2 inputs; GTC’s intangible asset was based on Level 3 inputs.  Subsequent to the Company's initial valuation, the only change related to the intangible asset was amortization as detailed in the Intangible Asset note.  Inputs used to determine fair value require significant management judgment.

Revenue Recognition

     The Company’s net revenue is principally derived from the sale of electronic products built to customer specifications. IEC also derives revenue from design services and repair work. Revenue from sales is recognized when (a) goods are shipped or title and risk of ownership have passed, (b) the price to the buyer is fixed or determinable, and (c) realization is reasonably assured. Service revenues are recognized when services are rendered. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

     FASB ASC 718 ("Stock Compensation”) requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award.  Such costs are recorded over the periods employees render services in exchange for the awards.  Compensation cost relating to awards of stock options and restricted (non-vested) stock is credited directly to the common stock and paid-in capital accounts.

Income Tax/Deferred Tax Policy

     FASB ASC 740 ("Income Taxes”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

     FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained following examination by taxing authorities, based on technical merits of the position.

     Tax benefits recognized in the financial statements from uncertain positions would equal the largest amount that has a greater than 50% likelihood of ultimately being realized.  Interest and penalties, if incurred, are included in interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions, and open years run from fiscal 2007 through 2009.  The Company believes that it has no material uncertain tax positions.

Earnings Per Share

     Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period.  Diluted earnings per common share are calculated by adding to weighted-average shares outstanding the incremental shares resulting from the assumed exercise of all potentially dilutive stock options, those with an exercise price below the average market price during the period.  Restricted (non-vested) shares are reported as outstanding from date of grant.  A summary of shares used in the earnings per share calculations follows.

	Year ended September 30,
Shares for EPS Calculation	2010	2009

Weighted avg. shares outstanding	8,990,180	8,728,930
Incremental shares from assumed exercise of stock options	617,994	824,596
Diluted shares	9,608,174	9,553,526

Options excluded from diluted shares due to exercise price being higher than average market price	34,000	20,000

Dividends

     Since it is the Company's current policy to retain earnings for use in the business, IEC does not pay dividends on its common stock.  Furthermore, certain covenants in IEC's Credit Agreement restrict the Company from paying cash dividends.  The Company does not expect to pay cash dividends on common stock in the foreseeable future.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from management’s estimates.

Statement of Cash Flows

The Company prepares the Consolidated Statement of Cash Flows utilizing the indirect method of reporting.  Amounts reported in net cash flows from operating activities reflect the impact of assets acquired and liabilities assumed as a result of business acquisitions transacted during the period (see Acquisitions note).  The resulting net changes as presented reflect activity subsequent to the acquisitions, combined with annual activity for the recurring operations.  The effects due to the acquisitions of these assets and liabilities are reported under investing activities.

Recently Issued Accounting Standards

     FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" was issued in July 2010.  The update requires entities to describe methods used to estimate the allowance for doubtful accounts; disclose policies for charging off uncollectible receivables; and present a summary of provisions, charge offs and recoveries recorded in the allowance during each period.  No changes in accounting methods are required.  Period-end disclosures must be provided beginning in IEC's first fiscal quarter of 2011, and transaction-oriented disclosures are required in subsequent periods.  IEC has implemented the requirements of this update as of September 30, 2010.

     FASB ASC 805 (“Business Combinations”) establishes principles and requirements for the manner in which an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired or the gain from bargain purchase; and provides disclosures designed to enable financial statement users to evaluate the nature and financial effects of the combination.  FASB ASC 805 was effective for fiscal years, as well as interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted these standards at the beginning of the current fiscal year and accounted for both 2010 acquisitions in accordance with the new rules.

NOTE 2.	ACQUISITIONS

     On December 16, 2009, the Company acquired all of the stock of General Technology Corporation from Crane International Holdings, Inc.  The acquired business, located in Albuquerque, New Mexico, employs complementary technologies and serves markets similar to IEC’s.

     The purchase price of $14.9 million, funded entirely with senior bank debt, may be reduced if IEC's $238 thousand claim is upheld in an arbitration proceeding.  The claim relates to the value assigned by the seller to certain current assets acquired.  We are unable to predict the outcome of the arbitration.

     Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed.  If the purchase price is greater than the value of net assets acquired, the difference is recorded as goodwill.  If the net asset value exceeds the amount paid, the excess is recorded in other income as a gain.  The GTC acquisition resulted in a gain of $418 thousand.

     Fair values of GTC's assets and liabilities on the acquisition date are summarized as follows:

GTC Opening Balance Sheet	December 16, 2009
(thousands)
Accounts receivable, net	$3,931
Inventories	4,276
Other current assets	69
Land	813
Building	5,074
Equipment	2,761
Intangible asset	360
Deferred income taxes	485
Total assets acquired	17,769

Accounts payable	$1,128
Accruals and other liabilities	1,191
Gain on acquisition	418
Long-term debt	100
Total liabilities assumed	2,837
Net assets acquired/purchase price	$14,932
(Purchase price funded with bank debt)

     On July 30, 2010, the Company acquired certain assets and assumed certain liabilities of Celmet, a privately held, precision sheet metal fabrication, component assembly and metal stamping company located in Rochester, New York.  The acquired business is being operated as the Celmet division of IEC.

     The purchase price for the Celmet acquisition was $1.9 million, subject to adjustment for final acquisition-date values of certain acquired assets and liabilities.  The purchase was funded with senior bank debt.  Concurrent with the acquisition, the Company entered into a 48 month operating lease for the operating premises of the business.  Annual base rent for the Celmet leased premises is $190 thousand.

     Fair values of the assets acquired and liabilities assumed in connection with the Celmet acquisition are summarized below.  The price paid exceeded the fair value of net assets acquired, so a goodwill asset of $58 thousand was recorded.

Celmet Division Opening Balance Sheet	July 30, 2010
(thousands)
Accounts receivable, net	$577
Inventories	364
Other current assets	23
Equipment	1,058
Goodwill	58
Deferred income taxes	62
Total assets acquired	2,142

Accounts payable	$214
Accruals and other liabilities	30
Total liabilities assumed	244
Net assets acquired/purchase price	$1,898
(Purchase price funded with bank debt)

     The table that follows presents the combined revenue and earnings of GTC and Celmet from the respective dates the businesses were acquired through the end of fiscal 2010.  Such amounts are included in IEC's consolidated income statement.

     In addition, the summary below shows IEC's unaudited pro forma consolidated results as if the two acquisitions had occurred at the beginning of each year.  These pro forma results have been prepared by adjusting IEC's historical results to include GTC and Celmet's pre-merger operations as well as incremental depreciation and interest resulting from the mergers.  The pro forma results do not include cost savings or additional sales that may result from the combination of IEC, GTC and Celmet.  The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the acquisitions at the beginning of the periods, nor are they necessarily indicative of future results.

GTC and Celmet Actual 2010 Results
and IEC Pro Forma Results for 2010 and 2009	Year ended September 30,
	2010	2009
(in thousands, except share and per share data)

Acquiree results from dates of acquistion
Net sales	$18,537	$-
Income before income taxes	2,437	-
Net income	1,502	-

IEC results, as if acquisitions on October 1	(Unaudited)
Net sales	$104,877	$96,934
Income before income taxes	7,133	6,365
Net income	4,696	5,975

Earnings per share:
Basic	$0.52	$0.68
Diluted	0.49	0.63

Weighted average common and common equivalent shares:
Basic	8,990,180	8,728,930
Diluted	9,608,174	9,553,526

NOTE 3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the two most recent years:

	Year ended September 30,
Allowance for Doubtful Accounts	2010	2009
	(thousands)
Allowance, beginning of year	$85	$145

Allowances of acquired companies	17	-
Provision for doubtful accounts	254	15
Write-offs	(106)	(75)
Recoveries	-	-
Allowance, end of year	$250	$85

NOTE 4.	INVENTORIES

The major classifications of inventory at period end are as follows:

	September 30,
Inventories	2010	2009
	(thousands)
Raw materials	$7,993	$3,944
Work-in-process	3,974	2,555
Finished goods	1,012	571
Total inventories	12,979	7,070
Reserve for excess and obsolete inventory	(911)	(579)
Inventories, net	$12,068	$6,491

NOTE 5.	CREDIT FACILITIES

A summary of IEC's outstanding borrowings follows:

	Fixed/		Interest Rate
	Variable		September 30,		September 30,
Debt	Rate	Maturity	2010	2009	2010	2009
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/16/12	3.50	1.75	$5,823	$3,881
GTC term loan	v	12/16/14	3.75	-	4,250
Mortgage loan	v	12/16/14	3.75	-	3,800
Celmet term loan	v	07/30/15	3.75	-	1,933
Equipment loan, variable	v	12/16/12	3.75	-	273
Equipment loans (3), fixed	f	11/01/12	3.07	3.08	521	728
Term loan	f	01/01/12	6.70	6.70	435	775
Energy loan	f	04/02/13	2.08	2.08	105	146

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	4.00	4.00	1,658	2,217
GTC industrial revenue bond	f	03/01/19	5.63	-	100
Total debt					18,898	7,747
Less: current portion					(2,899)	(1,147)
Long-term debt					$15,999	$6,600

Note: Sale-leaseback agreement with M&T is treated as an operating lease.

M&T Credit Facilities

On December 16, 2009 the Company entered into an Amended and Restated Credit Facility Agreement with M&T, a New York banking corporation, under which M&T agreed to provide $25.5 million in aggregate senior secured credit facilities.  The agreement modified and replaced the prior revolving credit facility and the prior equipment line, while continuing the term debt outstanding.  The facilities and term debt were in addition to the existing energy loan, term loan and sale-leaseback as outlined in the original Credit Facility Agreement dated May 30, 2008.

On July 30, 2010, IEC entered into the Second Amended and Restated Credit Facility Agreement under which M&T agreed to provide the Company with a new term loan in the principal amount of $2.0 million to be used primarily to fund the Celmet acquisition.  The new loan was added to the $25.5 million facility described above, and the related agreement was amended and restated in its entirety.  Key terms and conditions were carried over unchanged from the December agreement.

The following summarizes the various tranches of the Senior Secured Credit Facilities:

(a) A $15 million Revolving Credit Facility (the “Revolver”) available for direct borrowings.  Borrowings under the Revolver cannot exceed the lesser of the Borrowing Base or $15 million.  The Borrowing Base is the sum of 85% of eligible receivables plus 35% of eligible inventories, as those terms are defined in the Credit Agreement, and the limit is $15.0 million at September 30, 2010.  Average balances outstanding under the Revolver amounted to $6.2 million in 2010 and $4.8 million in 2009.

Borrowings under the Revolver bear interest at LIBOR plus the Applicable Margin, which varies based on the Company's ratio of Debt to EBITDARS (as that ratio is defined in the Credit Agreement; EBITDARS is defined in a paragraph below).  The Credit Agreement prescribes a minimum threshold for the LIBOR component of interest that is above the current market level of LIBOR.  As a result, variable interest rates paid by the Company do not at present fluctuate with a decrease in LIBOR interest rates.  The Company incurs a small quarterly commitment fee based on the unused portion of the Revolver.

(b) A $5 million Term Loan (the “GTC Term Loan”) amortized over 60 months beginning December 16, 2009.  The principal amount of the term loan is being repaid in equal monthly installments of $83,333.  Borrowings under the GTC Term Loan bear interest at LIBOR plus an Applicable Margin that varies based on the Company's ratio of Debt to EBITDARS, as discussed above.

(c) A $4 million Commercial Mortgage Term Loan (the “Mortgage Loan”) effectively secured by GTC property in Albuquerque, NM.  The principal amount of the Mortgage Loan is being repaid in 60 equal monthly installments of $22,222, plus a balloon payment due at maturity.  Similar to the other secured M&T credit facilities, borrowings under the Mortgage Loan bear interest at LIBOR plus an Applicable Margin that varies based on the Company's ratio of Debt to EBITDARS.

(d) A $2 million Term Loan (the “Celmet Term Loan”) amortized over 60 months beginning July 30, 2010.  The principal amount of the term loan is being repaid in equal monthly installments of $33,333.  Borrowings under this loan too bear interest at LIBOR plus an Applicable Margin that varies based on the ratio of Debt to EBITDARS.

(e) A $1.5 million Equipment Line of Credit (the “Equipment Line”).  Borrowings under this facility are available to the Company at the discretion of the Lender until December 16, 2010 or such later date as may be agreed upon by the Company and M&T.  Borrowings under the Equipment Line cannot exceed $1.5 million in the aggregate, including any borrowings under the prior credit agreement.  As of September 30, 2010, the Company had three borrowings outstanding under the prior agreement, totaling $521 thousand, and one borrowing under the current agreement amounting to $273 thousand.  The three notes under the prior agreement are being repaid in 48 equal monthly installments plus interest, and the newest note is due in 60 equal installments plus interest.  Any new borrowings under the Equipment Line would currently bear interest at 3.75% and would mature on December 16, 2012.

In addition to the Senior Secured Credit Facilities, the Company’s other outstanding credit facilities with M&T are summarized as follows:

(f) A $1.7 million term loan amortized in equal monthly installments over 60 months beginning June 2008.  The interest rate is fixed at 6.70%.

(g) A $0.2 million energy loan (the "NYSERDA Loan") at an interest rate that is subsidized by New York State.  It is subject to the same financial covenants as those contained in the Credit Agreement.

(h) A $2.0 million sale-leaseback pertaining to a portion of the Company’s fixed assets.  The five-year lease originated on June 27, 2008, requiring annual rental payments of $0.39 million.  At September 30, 2010, aggregate remaining lease payments totaled $1.0 million.  While this agreement is reported as an operating lease in the Company’s financial statements, it is treated as debt for purposes of calculating covenant compliance under the Senior Secured Credit Facilities.

The Credit Agreement is secured by, among other things, a security interest in the assets of the Company, including Wire and Cable, GTC and Celmet, and a mortgage encumbering GTC property, as mentioned above.  The Agreement also contains various affirmative and negative covenants including financial covenants.  For covenants based on EBITDARS, the term is defined as: net income plus interest expense, tax expense, depreciation, amortization of intangible assets, sale-leaseback rent payments, and non-cash stock option expense, minus cash taxes paid.

The Company is required to maintain (a) minimum quarterly EBITDARS, (b) minimum trailing, twelve-month EBITDARS, (c) a maximum debt-to-EBITDARS ratio, and (d) a minimum fixed charge coverage ratio.  The Company was in compliance with these covenants at September 30, 2010, as shown in the table that follows.

	Type		Actual at
Covenant	of limit	Limit	September 30, 2010
		($ in thousands)
Fourth quarter EBITDARS	Lower	$1,000	$3,208
Annual EBITDARS	Lower	$5,000	$10,629
Total debt to EBITDARS	Upper	3.00x	1.88x
Fixed charge coverage	Lower	1.25x	1.98x

Other Credit Facilities

(i) A portion of the May 2008 acquisition of Wire and Cable was financed by three subordinated promissory notes ("Seller Notes") in the aggregate principal amount of $3.8 million.  The Seller Notes are being repaid in quarterly installments of $0.16 million, including interest, through June 1, 2013.  Each of the Seller Notes is subordinated to indebtedness of the Company under the Credit Agreement.

(j) As part of the GTC purchase, the Company assumed responsibility for an Industrial Revenue Bond issued by the City of Albuquerque.  Principal is due in full at maturity.

Aggregate debt maturities for the five twelve-month periods subsequent to September 30, 2010 are summarized below.

Years ending	Debt
September 30,	Maturities
(thousands)
2011	$2,899
2012	2,678
2013*	8,154
2014	1,730
2015	3,437

*Includes Revolver balance of $5,823 as of September 30, 2010.

NOTE 6.	INCOME TAXES

The provision (benefit) for income taxes for the years ended September 30, 2010 and 2009 is summarized below.

Income Tax Provision	Year ended September 30,
	2010	2009
Current tax expense:	(thousands)
State	$107	$2
Federal	142	95

Deferred tax expense (benefit):
State	(20)	(10)
Federal	2,171	(325)
Total income tax provision (benefit)	$2,400	$(238)

The differences between the federal statutory rate and IEC's effective rates of tax for 2010 and 2009 are explained by the following reconciliation.

	Year ended September 30,
Taxes as Percent of Pretax Income	2010	2009

Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	0.8	1.0
Untaxed gain on corporate acquisition	(2.0)
Reduction in deferred tax valuation allowance		(40.0)
Other	1.2

Income tax provision (benefit) as percent of pretax income	34.0%	(5.0)%

The following table displays deferred tax assets by category as of September 30, 2010 and 2009.  Recorded amounts are affected by deferred tax provisions and the establishment of deferred taxes for acquired companies (see Acquisitions note).

	September 30,
Deferred Tax Assets	2010	2009
	(thousands)
Net operating loss carryover	$11,862	$13,702
Alternative minimum tax credit carryover	373	238
Depreciation and fixed assets	287	546
New York State investment tax & other credits	1,765	3,265
Inventories	367	140
Other	583	292
Total before allowance	15,237	18,183
Valuation allowance	(1,765)	(3,107)
Deferred tax asset (current and deferred)	$13,472	$15,076

IEC has a net operating loss carryforward for income tax purposes of approximately $33.2 million, expiring mainly in years 2020 through 2025.  It is estimated that the NOL carryforward will produce future tax benefits totaling $11.9 million on the Company's income tax returns.  Those estimated benefits have been fully recognized in IEC's financial statements.

In addition, $1.8 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2017.  Since these credits cannot be utilized until the New York net operating loss carryforward is exhausted, they are fully reserved for in the Company's deferred tax valuation allowance.  Expiring credits resulted in a $1.5 million reduction in related deferred tax assets and a $1.3 million decrease in the valuation allowance during 2010.

NOTE 7.	WARRANTY RESERVES

IEC provides warranties covering its products and workmanship, generally for up to twelve months from date of shipment.  As an offset, the Company is sometimes able to file claims with suppliers of component parts and obtain reimbursement for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products shipped through the balance sheet date.  An analysis of activity through IEC's warranty reserve during the last two years is provided below.

	Year ended September 30,
Warranty Reserve	2010	2009
	(thousands)
Reserve, beginning of year	$111	$198

Reserves of acquired companies	376	-
Provision for warranty obligations	21	54
Warranty costs	(205)	(141)
Reserve, end of year	$303	$111

NOTE 8.	STOCK-BASED COMPENSATION

Under IEC's 2001 Stock Option and Incentive Plan, officers, key employees, directors and other key individuals may be granted stock options, restricted (non-vested) stock and other types of equity awards.  The plan was approved by shareholders in February 2002.  As the plan has been amended from time to time, a total of 3,100,000 common shares have been authorized for issuance.  Shares remaining available for grant totaled 461,106 and 602,786 at September 30, 2010 and 2009, respectively.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes model and then subsequently amortizes that value as compensation cost over the vesting period.  A summary follows of grants during the two most recent years and the weighted average assumptions utilized in the model.

Valuation of Options	Year ended September 30,
	2010	2009
Assumptions for Black-Scholes:
Risk-free interest rate	2.16%	2.25
Expected term in years	4.9	4.5
Volatility	54%	51
Expected annual dividends	none	none

Value of options granted:
Number of options granted	128,682	78,000
Weighted average fair value/share	$2.24	$0.92
Fair value of options granted	$288,248	$71,760

A summary follows of options outstanding at the end of 2010 and 2009, together with activity during the years and the number exercisable at year end.

	Year ended September 30,
	2010		2009
		Wgtd Avg		Wgtd Avg
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding at beginning of year	973,722	$1.10	1,411,937	$0.97

Granted	128,682	4.69	78,000	1.80
Exercised	(231,467)	0.82	(378,583)	0.82
Forfeited	(106,342)	2.02	(137,632)	0.97
Outstanding at end of year	764,595	$1.66	973,722	$1.10

For exercisable options at year end:
Number exercisable	474,868	$0.80	622,734	$0.71
Wgtd. avg. remaining term, in years	2.7		3.0

Restricted (Non-vested) Stock

Restricted stock is granted subject to a vesting period at the end of which the holder has all the rights and privileges of any other IEC common shareholder.  The fair value of shares granted is amortized as compensation cost over the vesting period.  A summary of restricted shares outstanding at the end of 2010 and 2009 follows, together with activity during the years and the amount of compensation cost yet to be recognized.

	Year ended September 30,
	2010		2009
	Number of	Wgtd Avg	Number of	Wgtd Avg
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	10,000	$3.41	27,000	$2.10

Granted	145,351	4.10	10,000	3.41
Vesting	-		(27,000)	2.10
Forfeited	(33,253)	3.63	-	-
Outstanding at end of year	122,098	$4.10	10,000	$3.41

For non-vested shares at year end:
Compensation not yet recognized (000s)		$395		$34
Wgtd. avg. remaining years for vesting		3.5		3.8

NOTE 9.	MAJOR CUSTOMERS AND CREDIT RISK

 A summary follows indicating the percentage of our sales by industry sector and the percentage of our sales made to customers representing at least 10% of each year's total sales.  Management of credit risk associated with all customers includes ongoing evaluations of payment history and customer financial condition.  IEC generally does not require customers to post collateral.

Industry Sectors and Large Customers	Year ended September 30,
	2010	2009
% of Sales by Sector
Military & Aerospace	58%	55%
Industrial & Communications	29%	37%
Medical & Other	13%	8%
	100%	100%

Customers Representing Over 10% of Sales
General Electric	14%	15%
Ultralife	< 10%	13%
ViaSat, Inc.	< 10%	12%

Percent of 9/30 receivables owed by customers
with balances exceeding 10% of total	11%	24%

NOTE 10.	LITIGATION

With the exception of the arbitration proceeding mentioned in the Acquisitions note, there are no legal proceedings pending to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent of common stock, or any associate of any of the foregoing, is a party adverse to IEC or its subsidiaries.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings, and office equipment.  The Wire and Cable buildings are leased under a non-cancelable operating lease that expires in December 2012, and the Celmet lease expires in July 2014.  These operating leases generally contain renewal options and provide for payment of executory costs by the lessee (the Company).  Executory costs typically include taxes, maintenance and insurance.  Approximate annual minimum lease obligations are as follows, together with rent expense incurred during the two most recent years.

Year ending	Annual lease
September 30,	obligations
(thousands)

2011	$953
2012	953
2013	619
2014	210
2015	6
Total minimum lease obligation	$2,741

Total rent expense:
2009	$707
2010	774

NOTE 12.	RETIREMENT PLAN

The Company administers a retirement savings plan, established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code.  This plan is for the exclusive benefit of its eligible employees and beneficiaries.  Eligible employees may elect to contribute a portion of their compensation to the plan.  The plan allows the Company to make discretionary contributions as determined by the Board of Directors.  Company contributions in 2010 were $0.03 million for GTC employees under the terms of the acquisition agreement.  There were no discretionary contributions in 2009.

NOTE 13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial information for IEC is presented below.  Since earnings per share are calculated separately for each quarter and are rounded to the nearest cent, the sum of the quarterly amounts may not equal full year earnings per share.

				Basic	Diluted
		Gross	Net	Earnings	Earnings
	Net sales	Profit	Income	Per Share	Per Share
	(in thousands, except per share)
Fiscal Quarters
First 2009	$15,857	$2,233	$532	$0.06	$0.06
Second 2009	16,335	2,607	2,618	0.30	0.29
Third 2009	17,346	2,790	903	0.11	0.10
Fourth 2009	18,273	3,196	903	0.10	0.09

First 2010	$18,060	$2,813	$753	$0.09	$0.08
Second 2010	25,232	4,018	1,036	0.12	0.11
Third 2010	26,095	4,656	1,238	0.14	0.13
Fourth 2010	27,287	4,776	1,628	0.18	0.17