Form 10-Q
period 2010-12-31
IEC ELECTRONICS CORP
filed 2011-02-08
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
or
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (exclude treasury shares):

Common Stock, $0.01 par value - 9,517,018 shares as of February 4, 2011

PART I - FINANCIAL INFORMATION

		Page
		Number
Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2010 (Unaudited) and
	September 30, 2010	3

	Consolidated Income Statements for the three months ended December 31, 2010
	and December 25, 2009 (Unaudited)	4

	Consolidated Statements of Comprehensive Income and Shareholders' Equity for
	the three months ended December 31, 2010 and December 25, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended December 31,
	2010 and December 25, 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31 AND SEPTEMBER 30, 2010
(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash (see Cash note)	$-	$-
Accounts receivable, net of allowance	18,855	16,315
Inventories (see Inventories note)	18,841	12,068
Deferred income taxes	4,329	3,359
Other current assets	1,156	234
Total current assets	43,181	31,976

Fixed assets, net of accumulated depreciation (see Fixed Assets note)	14,832	13,098
Intangible assets, net of accumulated amortization (Intangibles note)	420	331
Goodwill	21,147	58
Deferred income taxes (see Income Taxes note)	8,679	10,113
Other assets	221	106
Total assets	$88,480	$55,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,905	$2,899
Accounts payable	10,105	8,145
Accrued payroll and related expenses	1,591	2,279
Other accrued expenses	1,186	941
Customer deposits	1,093	-
Total current liabilities	20,880	14,264
Long-term debt (see Credit Facilities note)	40,392	15,999
Total liabilities	61,272	30,263
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 500,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value: 50,000,000 shares authorized; 10,359,057 and 10,100,589 shares issued, respectively	103	101
Additional paid-in capital	41,876	41,138
Accumulated deficit	(13,358)	(14,407)
Treasury stock, at cost: 1,012,873 shares	(1,413)	(1,413)
Total shareholders' equity	27,208	25,419
Total liabilities and shareholders' equity	$88,480	$55,682

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 and DECEMBER 25, 2009
(in thousands, except share and per share data)

	Three months ended
	December 31,	December 25,
	2010	2009
	(Unaudited)

Net sales	$28,644	$18,060
Cost of sales	24,061	15,247
Gross profit	4,583	2,813
Selling and administrative expenses	2,620	1,500
Operating profit	1,963	1,313

Interest and financing expense	244	95
Other (income)/expense	13	58
Income before provision for income taxes	1,706	1,160

Provision for income taxes	657	406
Net income	$1,049	$754

Net income per common and common equivalent share:
Basic	$0.11	$0.09
Diluted	0.11	0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	9,224,877	8,828,604
Diluted	9,766,022	9,526,342

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME and SHAREHOLDERS' EQUITY
THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 and DECEMBER 25, 2009
(thousands, except per share)
(Unaudited)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2009	$97	$40,632	$(19,062)	$(1,413)	$20,254

Stock compensation accruals		34			34
Directors' fees paid in stock		5			5
Restricted (non-vested) stock grants	-				-
Exercise of stock options	1	28			29

Net income/ Comprehensive income			754		754
Balances, December 25, 2009	$98	$40,699	$(18,308)	$(1,413)	$21,076

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Stock compensation accruals		76			76
Directors' fees paid in stock		11			11
Restricted (non-vested) stock grants	1				1
Exercise of stock options		32			32
Shares issued in SCB acquisition	1	608			609
Employee stock plan purchases		11			11

Net income/ Comprehensive income			1,049		1,049
Balances, December 31, 2010	$103	$41,876	$(13,358)	$(1,413)	$27,208

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED DECEMBER 31, 2010 and DECEMBER 25, 2009
(thousands, except shares)

	Three months ended
	December 31,		December 25,
	2010		2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,049		$754
Non-cash adjustments:
Stock-based compensation	76		34
Depreciation and amortization	500		135
Directors' fees paid in stock	11		5
(Gain)/loss on sale of fixed assets	-		(10)
Deferred tax expense	570		380
Changes in current assets and liabilities:
Accounts receivable	(920)		(943)
Inventories	(3,983)		(253)
Other current assets	59		(14)
Accounts payable	1,457		2,005
Accrued expenses	(505)		(470)
Customer deposits	1,093		(1)
Net cash flows from operating activities	(593)		1,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(713)		(344)
Proceeds from sale of fixed assets	-		10
Acquisition of SCB, cash portion (see Acquisitions note)	(27,011	) (a)	-
Acquisition of GTC (see Acquisitions note)	-		(15,111	) (b)
Net cash flows from investing activities	(27,724)		(15,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings under revolving line	9,121	(c)	5,153	(d)
Borrowings under other loan agreements	20,000		9,000
Repayments under loan agreements and notes	(722)		(285)
Proceeds from exercise of stock options	32		29
Proceeds from shares issued under employee purchase plan	11		-
Financing costs capitalized	(125)		(74)
Net cash flows from financing activities	28,317		13,823

Net cash flows for the period	0		0
Cash and cash equivalents, beginning of period	0		0
Cash and cash equivalents, end of period	$0		$0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$197		$92
Income taxes	27		107
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$609		$-

(a) Funds advanced at closing of which $981 were repaid to purchaser based on post-closing cash reconciliation.
(b) During year following acquisition date, adjustments from seller reduced purchase price to $14,761.
(c) Revolver borrowings of $6,030 were utilized to partially fund December 2010 purchase of SCB.
(d) Revolver borrowings of $6,111 were utilized to partially fund December 2009 purchase of GTC.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE 1.  OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

     IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards and system level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal.  We excel where quality and reliability are of paramount importance and when low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid, responsive culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  As a true extension of our customers' operations, we have applied industry-leading Six Sigma and Lean Manufacturing principles to eliminate waste and reduce our customers’ total cost of ownership.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:
▪
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab (headed by two PhD’s) enabling the seamless transition of complex electronics from design to production.

▪	In-house custom, functional test development supporting complex system-level assembly, test, troubleshooting and end-order fulfillment.
▪	An authentic Lean/Six Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results.
▪	An industry-leading Web Portal providing customers real-time access to a wide array of critical data.

Fiscal Calendar

     The Company’s fiscal year begins on October 1st and quarters generally end on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on September 30th.

Consolidation

     The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); General Technology Corporation ("GTC") since December 16, 2009; and Southern California Braiding, Inc. (“SCB”) since December 17, 2010.  The Celmet unit acquired on July 30, 2010 operates as a division of IEC.  See further discussion of SCB, GTC and Celmet in the Acquisitions note.  All significant intercompany transactions and accounts have been eliminated.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 Annual Report on Form 10-K.

Reclassifications

     Amounts in prior year financial statements are reclassified as necessary to conform to the current year presentation.

Cash and Cash Equivalents

     The Company's cash and cash equivalents are maintained principally in deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation with headquarters in Buffalo, NY.  Since cash receipts and disbursements repay or draw on IEC’s revolving loan balance with M&T, cash balances are typically de minimis.

Allowance for Doubtful Accounts

     The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management's evaluation of collectability.  Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote.

Inventory Valuation

     Inventories are stated at the lower of cost or market under the first-in, first-out method.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to lower of cost or market.

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

Leases

     At the inception of a lease covering equipment or real estate, the Company evaluates the lease under criteria discussed in FASB ASC 840-10-25 (Leases).  Leases meeting one of the four key criteria are accounted for as capital leases and all others are treated as operating leases.  Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest.  Under operating leases, payments are recorded as rent expense.  Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal at least 90 percent of fair value of the property.

     In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T at a minimal loss and were leased back under a five year operating lease.  The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Intangible Assets

     In December 2010, IEC entered into a five-year non-compete agreement with SCB's selling shareholders and assigned a $100 thousand value to a corresponding intangible asset.  The intangible is being amortized over five years.

     GTC’s building and land were acquired in December 2009 subject to an Industrial Revenue Bond that exempts the property from real estate taxes for the term of the IRB.  At date of acquisition, the $360 thousand estimated value of the tax abatement was recorded as an intangible asset that is being amortized under the straight-line method to the maturity date of the borrowing.

Goodwill

     Under FASB ASC 805 (Business Combinations), goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.  While income tax rules allow fifteen-year, straight-line amortization, ASC 350 (Intangibles & Goodwill) does not permit amortization for financial reporting purposes.  In lieu of amortizing, ASC 350 requires that goodwill be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails estimating the overall fair value of the unit to which the goodwill relates and comparing that value to the unit's carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill should be written down to a lower value.

     Most of IEC's recorded goodwill relates to the SCB unit acquired in the current quarter and a small portion relates to Celmet, which was acquired in July 2010 (see Acquisitions note).  No goodwill impairment has occurred to date in connection with either unit.

Long-Lived Assets

     FASB ASC 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recorded during the quarters ended December 2010 or 2009.

Fair Value of Financial Assets and Liabilities

     Under FASB ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and mainly floating-rate debt.  IEC believes that carrying amounts approximate fair value for all such instruments.

     FASB ASC 820 (Fair Value Measurements and Disclosures) defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  ASC 820 defines fair value as the price that would be received upon sale of an asset or would be paid to transfer a liability in an orderly transaction.  Inputs used to measure fair value are categorized under the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:	Quoted prices for similar assets or liabilities in markets whether active or not, and model-derived valuations based on observable inputs or value drivers.
Level 3:	Model-derived valuations using inputs that are not observable, including situations in which there is little or no market activity.

     Level 2 inputs were used in valuing fixed assets acquired in connection with IEC's fiscal 2010 business combinations and will be used to value fixed assets acquired with SCB in fiscal 2011.  Intangible asset valuations performed in connection with the Company's corporate acquisitions have been based on level 3 inputs.  Significant judgments are required in all such valuation procedures.  Asset and liability values assigned to the SCB unit acquired in December 2010 are preliminary and subject to change in amounts that could be material.

Revenue Recognition

     The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value added support services and repair work.  Revenue from product sales is recognized when (a) goods are shipped or title and risk of ownership have passed, (b) the price to the buyer is fixed or determinable, and (c) realization is reasonably assured.  Service revenues are recognized when services are rendered.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

     FASB ASC 718 (Stock Compensation) requires that the cost of employee services received in exchange for equity instruments be based on the grant-date fair value of the instruments.  Such costs are recorded over periods employees render services to the Company and earn vested rights in the instruments.  Compensation cost relating to stock options and restricted (non-vested) stock is credited directly to the common stock and paid-in capital accounts.

Income Taxes and Deferred Taxes

     FASB ASC 740 (Income Taxes) requires recognition of "deferred" tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset for which realization is not likely.

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

     Tax benefits from uncertain positions, that are recognized in the financial statements, would be recorded at the largest amount having a greater than 50% likelihood of ultimately being realized.  Interest and penalties, if incurred, are included in interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2007 through 2009.  The Company believes that it has no material uncertain tax positions.

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

	Three months ended
	December 31,	December 25,
Shares for EPS Calculation	2010	2009

Weighted avg. shares outstanding	9,224,877	8,828,604
Incremental shares from assumed exercise of stock options	541,145	697,738
Diluted shares	9,766,022	9,526,342

Options excluded from diluted shares due to exercise price being higher than average market price	10,000	22,500

Dividends

     IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business.  Furthermore, certain covenants in the Credit Agreement with M&T restrict the Company from paying cash dividends.  The Company does not expect to pay cash dividends on common stock in the foreseeable future.

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

Statement of Cash Flows

     The Company prepares the Consolidated Statement of Cash Flows utilizing the indirect method of reporting.  For companies acquired during the periods, cash flows mainly represent activity subsequent to the acquisition date.  The net cash outflow attributable to the net cost of assets acquired and liabilities assumed is presented as an investing cash flow.

Recently Issued Accounting Standards

     FASB Accounting Standards Update 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," was issued in December 2010 for application to business combinations occurring no later than IEC's 2012 fiscal year and beyond.  The update clarifies that when prior period financial statements are presented, the assumed acquisition date for preparing pro forma information should be the start of the year preceding the year of acquisition.  As a result, the current period pro forma information is then prepared excluding any one-time acquisition related expenses that are included in the pro forma information for the preceding year period.  The update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments that affect the information presented.  IEC implemented this update during the quarter ended December 31, 2010.

     FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" was issued in July 2010.  The update requires entities to describe methods used to estimate the allowance for doubtful accounts; disclose policies for charging off uncollectible receivables; and present a summary of provisions, charge offs and recoveries recorded in the allowance during each period.  No changes in accounting methods are required.  Period-end disclosures must be provided beginning in IEC's December 2010 quarter, and transaction-oriented disclosures are required in subsequent periods.  IEC implemented the requirements of this update at September 30, 2010.

NOTE 2.  ACQUISITIONS

     On December 17, 2010, IEC’s subsidiary, SCB acquired substantially all of the assets of Southern California Braiding Company, Inc. in Bell Gardens, CA, formerly a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets.  The purchase price was $25.0 million, subject to adjustment up or down if closing date working capital is greater or less, respectively, than a target of $2.7 million.  The final working capital adjustment will be based upon post-closing verification of working capital as provided in the asset purchase agreement.  The final purchase price is also subject to potential downward adjustment based on the level of SCB’s gross sales and backlog for calendar year 2011.  Cash paid at closing was $27.0 million, which included an estimated working capital adjustment of $1.6 million, and of which $981 thousand was returned to purchaser on January 6, 2011 following a post-closing reconciliation of cash disbursements.

A portion of the acquisition price, $609 thousand, was funded with 100,000 shares of newly issued IEC common stock, and the remaining $26.0 million of net cash paid was funded with bank debt.  $3.1 million of the cash paid and shares issued was deposited in escrow to be released to seller or returned to purchaser under certain specified circumstances occurring at varying times through March 31, 2012.  The selling shareholders entered into a five-year agreement not to compete with SCB, and the president of Southern California Braiding Company, Inc. continues in that capacity with SCB under IEC ownership.  Concurrent with the acquisition, the Company assumed leases for operating premises of the business, with aggregate annual base rent obligations of approximately $350 thousand.

     Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed.  If the purchase price is greater than the value of identifiable net assets acquired, as in the case of SCB, the difference is recorded as goodwill.  If net asset value exceeds the amount paid, the excess is recorded in other income as a gain.

     Estimated fair values of the assets acquired and liabilities assumed in the SCB acquisition are summarized below.  The estimates may be revised as working capital balances are verified and appraisals and valuations of fixed assets, intangibles and other assets and liabilities are completed.  Due to the limited period of ownership, required appraisals and valuations are pending at December 31, 2010, and potential adjustments could be material.

SCB Opening Balance Sheet	December 17, 2010
(thousands, except shares)
Accounts receivable, net	$1,620
Inventories	2,790
Leasehold improvements	814
Machinery & equipment	510
Furniture & fixtures	176
Intangible asset	100
Goodwill	21,088
Deferred income taxes	106
Total assets acquired	27,204

Accounts payable	$503
Accruals and other liabilities	62
Total liabilities assumed	565
Net assets acquired/purchase price	$26,639

Funded with bank debt	$26,030
Funded with 100,000 shares of IEC common stock	609
Total funding for SCB acquisition	$26,639

     On July 30, 2010, the Company acquired certain assets and assumed certain liabilities of Celmet, a privately held, precision sheet metal fabrication, component assembly and metal stamping company located in Rochester, NY.  The purchase price of $1.9 million for the business, which is being operated as the Celmet division of IEC, was funded with senior bank debt.  Concurrent with the acquisition, the Company entered into a 48-month lease for the operating premises of the business.  Annual base rent under the operating lease is $190 thousand.

     Fair values of the assets acquired and liabilities assumed in connection with the Celmet acquisition are summarized below.  Since the price paid exceeded fair value of net assets acquired, $58 thousand of goodwill was recorded.

Celmet Division Opening Balance Sheet	July 30, 2010
(thousands)
Accounts receivable, net	$577
Inventories	364
Other current assets	23
Equipment	1,058
Goodwill	58
Deferred income taxes	62
Total assets acquired	2,142

Accounts payable	$214
Accruals and other liabilities	30
Total liabilities assumed	244
Net assets acquired/purchase price	$1,898
(Purchase price funded with bank debt)

     On December 16, 2009, the Company acquired all the stock of General Technology Corporation from Crane International Holdings, Inc.  The acquired business, located in Albuquerque, NM, employs complementary technologies and serves markets similar to IEC’s.  The purchase price of $14.8 million was funded entirely with senior bank debt.

     The GTC acquisition resulted in a gain of $588 thousand, $418 thousand of which was recognized during fiscal 2010.  The remaining $170 thousand was recorded in December 2010 upon IEC’s receipt of a purchase price refund from the seller.  The December payment resolved a dispute over working capital values that had been referred to arbitration.

     During the twelve-month period following the GTC acquisition, certain adjustments were made to purchase price and to the valuation of assets and liabilities acquired as refunds were received and new information became available.  The summary of GTC’s acquisition-date balance sheet provided below displays preliminary balances recorded in December 2009 and final balances reflected in the December 2010 financial statements.

	As of December 16, 2009
	Final	Preliminary
GTC Opening Balance Sheet	December 2010	December 2009
	(thousands)
Accounts receivable, net	$3,931	$3,945
Inventories	4,275	4,444
Other current assets	69	69
Land	813	813
Building	5,074	5,087
Equipment	2,761	2,761
Intangible asset	360	360
Deferred income taxes	485	-
Total assets acquired	17,768	17,479

Accounts payable	$1,128	$1,111
Accruals and other liabilities	1,191	1,157
Gain on acquisition	588	-
Long-term debt	100	100
Total liabilities assumed	3,007	2,368
Net assets acquired/purchase price	$14,761	$15,111
(Purchase price funded with bank debt)

     The table that follows displays the revenue and earnings of SCB in 2010 and GTC in 2009 for the brief periods from the respective dates of acquisition to the ends of the two quarters.  The amounts presented are included in IEC's consolidated income statements for the periods.

     The summary below also presents IEC's unaudited pro forma consolidated results for the two quarters as if the SCB, Celmet and GTC acquisitions had occurred on October 1, 2009.  The pro forma results combine IEC's actual consolidated amounts for the quarters with revenue and earnings generated by SCB, Celmet and GTC for any time-periods within the quarters that they were not members of the IEC consolidated group.  While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB, Celmet, GTC and IEC.  The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the acquisitions on October 1, 2009, nor are they necessarily indicative of future results.

SCB and GTC Actual Results within IEC	Three months ended
and IEC Pro Forma Results for the Quarters	December 31,	December 25,
	2010	2009
(in thousands, except share and per share data)	(Unaudited)

SCB results in 2010 and GTC results in 2009 from respective dates of acquisition
Net sales	$235	$679
Income (loss) before income taxes	(120)	111
Net income (loss)	(71)	72

IEC results as if GTC, Celmet and SCB were acquired on October 1, 2009
Net sales	$32,575	$27,361
Income before income taxes	2,480	1,757
Net income	1,513	1,111

Earnings per share:
Basic	$0.16	$0.12
Diluted	0.15	0.12

Weighted average common and common equivalent shares:
Basic	9,308,573	8,928,604
Diluted	9,849,718	9,626,342

Significant pro forma adjustments: (increase(decrease) in pretax income)
Compensation adjustments	$458	$498
Change in sales commission program	49	(9)
Other sales/marketing expense reductions	227	-
Insurance expense reduction	62	87
Contract staff cost changes	82	(22)
Depreciation on fixed asset adjustments	9	(85)
Reduction in legal/professional fees	154	64
Interest expense on acquisition debt	(202)	(366)
Eliminate former parent's management fee	-	55
IEC's acquisition expenses	109	(159)

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary follows of activity in the allowance for doubtful accounts for the three-month periods ending in December 2010 and December 2009:

	Three months ended
	December 31,	December 25,
Allowance for Doubtful Accounts	2010	2009
	(thousands)
Allowance, beginning of period	$250	$85

Allowances of acquired companies	25	-
Provision (reversal)	(86)	40
Write-offs	-	(6)
Allowance, end of period	$189	$119

NOTE 4.  INVENTORIES

     A summary of inventory by category follows:

	December 31,	September 30,
Inventories	2010	2010
	(thousands)
Raw materials	$11,378	$7,993
Work-in-process	7,471	3,974
Finished goods	1,263	1,012
Total inventories	20,112	12,979
Reserve for excess and obsolete inventory	(1,271)	(911)
Inventories, net	$18,841	$12,068

NOTE 5.  FIXED ASSETS

     Fixed assets and accumulated depreciation consist of the following:

	December 31,	September 30,
Fixed Assets	2010	2010
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,730	9,581
Leasehold improvements	827	-
Machinery and equipment	16,354	15,434
Furniture and fixtures	5,150	4,833
Total fixed assets, at cost	33,617	31,404
Accumulated depreciation	(18,785)	(18,306)
Net fixed assets	$14,832	$13,098

NOTE 6.  INTANGIBLE ASSETS

     Intangible assets and accumulated amortization are as follows:

	December 31,	September 30,
Intangible Assets	2010	2010
	(thousands)
Property tax abatement	$360	$360
Non-compete agreement	100	-
Total intangibles, at cost	460	360
Accumulated amortization	(40)	(29)
Net intangible assets	$420	$331

NOTE 7.  CREDIT FACILITIES

     A summary of borrowings at December 31 and September 30, 2010 follows:

	Fixed/
	Variable		Interest Rate		December 31,	September 30,
Debt	Rate	Maturity	12/31/10	9/30/10	2010	2010
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.56	3.50	$14,944	$5,823
SCB term loan	v	12/17/15	3.81	-	20,000	-
GTC term loan	v	12/16/14	3.81	3.75	4,000	4,250
GTC mortgage loan	v	12/16/14	3.81	3.75	3,733	3,800
Celmet term loan	v	07/30/15	3.81	3.75	1,833	1,933
Equipment loan, variable	v	12/17/13	3.81	3.75	258	273
Equipment loans (3), fixed	f	11/01/12	3.06	3.07	470	521
Term loan	f	01/01/12	6.70	6.70	350	435
Energy loan	f	04/02/13	2.08	2.08	95	105

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	4.00	4.00	1,514	1,658
GTC industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					47,297	18,898
Less: current portion					(6,905)	(2,899)
Long-term debt					$40,392	$15,999

Note: Sale-leaseback agreement with M&T is treated as an operating lease, not as debt.

M&T Credit Facilities

     On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010.  The new arrangement added a $20.0 million term loan to be used for the SCB acquisition; increased the revolving credit facility by $5.0 million to $20.0 million; eliminated a minimum threshold for variable interest tied to LIBOR (London Interbank Offered Rate); and modified certain other provisions as discussed below.  The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement.  Except as otherwise noted below, Revolver and Term Loan borrowings under the Credit Agreement bear interest at LIBOR plus a margin that varies based on the Company's ratio of debt to EBITDARS, as defined. Individual facilities provided under the agreement are as follows:

(a) $20 million Revolving Credit Facility (“Revolver”) available through December 17, 2013:  The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories up to $3.75 million, as defined, or (ii) $20 million.  Overline advances of 70% of inventories up to $4.75 million are permitted for limited periods at an increased interest rate.  At December 31, 2010, the maximum amount then available for borrowing was $19.2 million.  Average balances outstanding amounted to $8.3 million and $5.1 million, during IEC's fiscal quarters ending December 2010 and 2009, respectively.

The Company currently incurs a fee of 0.375% on any unused portion of the revolver commitment, which amounted to $5 thousand for the quarter ended December 2010.  This fee also varies based on IEC's ratio of debt to EBITDARS.

(b) $20 million SCB Term Loan originated December 17, 2010:  Principal is repaid in sixty equal monthly installments.  A $125 thousand commitment fee is being amortized over life of the loan.

(c) $2 million Celmet Term Loan originated July 30, 2010: Principal is repaid in sixty equal monthly installments.

(d) $5 million GTC Term Loan originated December 16, 2009: Principal is repaid in sixty equal monthly installments.

(e) $4 million GTC Mortgage Loan originated December 16, 2009: The loan is effectively secured by GTC property in Albuquerque, NM and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment at maturity.

(f) $1.5 million Equipment Line of Credit, reduced by prior borrowings under the line, and available through December 17, 2011: This line is utilized for purchases of capital equipment, and individual borrowings under the line are supported by separate notes that specify fixed or variable interest, as selected by the Company, and principal repayment terms.  Monthly principal repayments of each note are one-sixtieth of the loan amount plus any remaining balance at termination date of the Revolver.  Three fixed-rate loans outstanding at December 31, 2010 were funded under a prior agreement that requires level principal payments over 48 months, plus interest.

(g) $1.7 million Term Loan originated on May 30, 2008: Interest rate on this loan is fixed at 6.70%, and principal is being repaid in monthly installments of $28 thousand plus the remainder at maturity.  The loan's original repayment period of 60 months was shortened to account for a $0.5 million accelerated payment made in the fourth quarter of fiscal 2008.

(h) $0.2 million Energy Loan (also referred to as the "NYSERDA Loan"): Interest on this loan is subsidized by New York State, and principal is being repaid in sixty equal monthly installments.

     The Credit Agreement is secured by, among other things, a security interest in the assets of IEC, Wire and Cable, GTC, Celmet, and SCB and a mortgage encumbering GTC property, as mentioned above.  The Agreement also contains various affirmative and negative covenants including financial covenants.  The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio as described below.

     For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold and leased back on June 27, 2008, is treated as debt.  Rental payments amount to $389 thousand per year, and payments remaining at December 31, 2010 total $941 thousand.  The Company was in compliance with the three covenants at December 31, 2010, as shown in the table at the end of this note.

Other Credit Facilities

(i) The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes totaling $3.8 million given to the sellers ("Seller Notes").  These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments amounting to $160 thousand, including interest, through maturity.

(j) When IEC acquired GTC, the Company assumed responsibility for an Industrial Revenue Bond issued by the City of Albuquerque.  Interest on the bond is paid semiannually and principal is due in its entirety at maturity.

     Compliance with covenants under the Credit Agreement, and aggregate debt maturities on all IEC borrowings for the next five years are summarized in the tables that follow:

Covenant Compliance:

	Type		Actual at
Covenant	of limit	Limit	December 31, 2010

Quarterly EBITDARS (000's)	Lower	$1,500	$2,612
Total debt to EBITDARS	Upper	3.50x	2.79x
Fixed charge coverage (a)	Lower	1.25x	3.95x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) fixed charges that include interest, principal payments, sale-leaseback payments and dividends, if any.

Debt Maturities:

Years ending	Debt
December 31,	Maturities
(thousands)
2011	$6,905
2012	6,592
2013*	21,065
2014	5,730
2015	6,905
2016 and thereafter	100
$47,297

*Includes Revolver balance of $14,944 as of December 31, 2010.

NOTE 8.  INCOME TAXES

The provision for income taxes for the periods ended December 31, 2010 and December 25, 2009 is summarized below:

	Three months ended
	December 31,	December 25,
Income Tax Provision	2010	2009
	(thousands)
Current tax expense:
State	$51	$3
Federal	36	23

Deferred tax expense:
State	29	11
Federal	541	369
Total income tax provision	$657	$406

The following table displays deferred tax assets by category as of December 31 and September 30, 2010, respectively.  Recorded amounts are affected by deferred tax provisions and the establishment of deferred taxes for acquired companies (see Acquisitions note).

	December 31,	September 30,
Deferred Tax Assets	2010	2010
	(thousands)
Net operating loss carryforward	$11,269	$11,862
Alternative minimum tax credit carryforward	406	373
Depreciation and fixed assets	266	287
New York State investment tax & other credits	1,691	1,765
Inventories	402	367
Other	665	583
Total before allowance	14,699	15,237
Valuation allowance	(1,691)	(1,765)
Deferred tax asset (current and deferred)	$13,008	$13,472

IEC has a net operating loss carryforward (“NOL”) for income tax purposes of approximately $33.2 million as of September 30, 2010, expiring mainly in years 2020 through 2025.  It is estimated that the NOL will produce future tax benefits totaling $11.9 million, as reflected in the Company's income tax returns.  Those estimated benefits have been fully recognized in IEC's financial statements.

In addition, $1.7 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2017.  Since these credits cannot be utilized until the New York net operating loss carryforward is exhausted, they are fully reserved for in the Company's deferred tax valuation allowance.  As the credits expire unused, the deferred tax asset and offsetting valuation allowance are reduced.

NOTE 9.  WARRANTY RESERVES

IEC provides warranties covering its products and workmanship, generally for up to twelve months from date of shipment.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement for warranty-related costs or losses from suppliers.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products shipped through the balance sheet date.  An analysis of additions to and charges against IEC's warranty reserve during the three-month periods ended December 2010 and December 2009 is provided below.

	Three months ended
	December 31,	December 25,
Warranty Reserve	2010	2009
	(thousands)
Reserve, beginning of period	$303	$111

Reserves of acquired companies	62	376
Provision for warranty obligations	124	23
Warranty costs	(85)	(11)
Reserve, end of period	$404	$499

NOTE 10.  STOCK-BASED COMPENSATION

Under IEC's 2001 Stock Option and Incentive Plan, as amended from time to time, officers, key employees, directors and other individuals may be granted stock options, restricted (non-vested) stock and other types of equity awards.  The plan was approved by shareholders in February 2002.  A total of 3,100,000 common shares has been authorized for issuance.  Shares remaining available for grant totaled 306,648 and 461,106 at December 31 and September 30, 2010, respectively.

At the January 19, 2011 Annual Meeting of Shareholders, the 2010 Omnibus Incentive Compensation Plan was approved by shareholders.   The plan will be administered by the compensation committee of the Company's Board of Directors and will involve the grant of the following types of potential awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Over a term of ten years, up to 2,000,000 common shares may be issued under the plan.

Stock Options

When options are granted, IEC estimates fair value using a Black-Scholes model and then subsequently amortizes that value as compensation cost over the vesting period.  A summary follows of assumptions utilized in the model and the estimated value of options granted during the quarters ended in December 2010 and 2009, respectively.

	Three months ended
Valuation of Options	December 31,	December 25,
	2010	2009
Assumptions for Black-Scholes:
Risk-free interest rate	1.50%	2.25%
Expected term in years	4.9	4.9
Volatility	52%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	51,500	43,882
Weighted average fair value/share	$2.51	$2.26
Fair value of options granted (000's)	$129	$99

 Changes in options outstanding during the two December quarters are summarized below, together with the number exercisable at each quarter end.

	Three months ended
	December 31,		December 25,
	2010		2009
		Wgtd Avg		Wgtd Avg
Stock Options	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding at beginning of period	764,595	$1.66	973,722	$1.10

Granted	51,500	5.49	43,882	4.70
Exercised	(53,750)	0.56	(28,776)	0.76
Forfeited	(4,000)	5.17	(30,000)	1.35
Outstanding at end of period	758,345	$1.98	958,828	$1.27

For exercisable options at period end:
Number exercisable	422,993	$0.84	594,708	$0.71
Wgtd. avg. remaining term, in years	2.4		2.5

Restricted (Non-vested) Stock

     At the end of the vesting period, holders of IEC's restricted stock have all the rights and privileges of any other IEC common shareholder.  Therefore, the fair value of a share of restricted stock is its market value on the day of grant, and that value is amortized as stock compensation expense over the vesting period.  A summary of restricted shares outstanding at the end of the two three-month periods follows, together with activity during the periods and the amount of expense yet to be recognized.

	Three months ended
	December 31,		December 25,
	2010		2009
Restricted (Non-vested) Stock	Number of	Wgtd Avg	Number of	Wgtd Avg
	Non-vested	Grant Date	Non-vested	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	122,098	$4.10	10,000	$3.41

Granted	100,250	5.70	123,761	3.94
Vesting	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	222,348	$4.82	133,761	$3.90

For non-vested shares at period end:
Expense not yet recognized (000s)		$918		$389
Wgtd. average remaining years for vesting		2.5		2.5

NOTE 11.  INDUSTRY SECTORS AND MAJOR CUSTOMERS

     Sales by industry sector and to customers who account for ten percent or more of total sales are summarized below.  Management of credit risk associated with all customers includes ongoing evaluations of payment history and customer financial condition.  IEC generally does not require customers to post collateral.

	Three months ended
Industry Sectors	December 31,	December 25,
	2010	2009
% of Sales by Sector
Military & Aerospace	54%	49%
Industrial & Communications	29%	40%
Medical & Other	17%	11%
	100%	100%

The Company had three customers to whom sales exceeded 10% of total revenue during the quarter ended December 31, 2010 and two customers to whom sales exceeded that 10% threshold in the prior year comparable period.  For the 2010 quarter  there were two customers at 12% each and a third at 11% of revenues.  For the prior year quarter ended December 25, 2009, the two customers represented 17% and 10% of revenues, respectively.

Receivables from one customer accounted for 11% of total Company accounts receivable on December 31, 2010.  There was no one customer representing more than 10% of total Company accounts receivable for the prior year comparable period.

NOTE 12.  LITIGATION

There are no pending material legal proceedings that involve IEC, its subsidiaries or their properties.  From time to time the Company may be involved in legal actions in the ordinary course of its business; however management does not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment.  Leases for buildings occupied by IEC's subsidiaries expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB mainly in September 2013.  These operating leases generally contain renewal options and provide for payment of executory costs by the lessee (the Company).  Executory costs typically include taxes, maintenance and insurance.  Approximate annual minimum lease obligations, together with rent expense incurred during the quarters ending in December 2010 and 2009 are as follows:

Years ending	Annual lease
December 31,	obligations
(thousands)

2011	$1,167
2012	1,289
2013	1,291
2014	230
2015	13
Total minimum lease obligation	$3,990

Total rent expense for 3-month periods ended:
December 25, 2009	$187
December 31, 2010	245

NOTE 14.  RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries, under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  Company contributions on behalf of GTC employees totaled $7 thousand during the December 2010 quarter, while there were no such contributions in the 2009 quarter.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements and notes.  Forward-looking statements in Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 in the Company's Form 10-K for the year ended September 30, 2010 and the risk factors identified in Item 1A of that Form 10-K.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products that are unlikely to migrate to offshore suppliers due to proprietary technology content, governmental restriction or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse than ever.  We continue to invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 registered; a NSA approved supplier under the COMSEC standard; and ISO 13485 certified to service the medical market sector.  Four of our major units (IEC in New York, Wire and Cable in New York, GTC in New Mexico, and SCB in California) are AS9100 certified to service the military and commercial aerospace market sector.

We have identified and gained entry into advantageous markets by leveraging our ability to provide products of the highest quality and reliability, including significantly complex, low-run-volume assemblies.  Currently, the markets we serve include military, aerospace, communications, medical, and a variety of industrial sectors.

We continue to invest in improving our management bench strength and employee skills, our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage the steady growth in volume and complexity that we are experiencing.   Based upon cautiously optimistic comments from our customers in the military, aerospace, and medical sectors, we anticipate continued growth in both revenue and profitability during the balance of the current fiscal year.

Analysis of Operations

A summary of selected income statement amounts and percentages follows:

	Three months ended
	December 31,	December 25,	% Increase/
Income Statement Data	2010	2009	-Decrease
	($ in thousands)

Net sales	$28,644	$18,060	58.6%
Gross profit	4,583	2,813	62.9%
Selling & administrative expense	2,620	1,500
Interest & financing expense	244	95
Other (income)/expense	13	58
Income before taxes	1,706	1,160	47.1%
Provision for income taxes	657	406
Net income	$1,049	$754	39.1%

IEC continues to experience strong top-line growth.  First quarter revenue increased 59% over the prior year and 81% from two years ago.  While the current quarter included GTC, Celmet and SCB revenues that were not present in the prior fiscal year, the Company also achieved 27% organic growth in its business.  This significant increase was fueled by the expansion of IEC's product offerings and by diversification among market sectors.  As a result of our emphasis on “Absolutely Positively Perfect” execution, our customers have rewarded us with ongoing programs and additional business.  While ongoing programs represent a stable core of our business, significant revenue growth in recent periods has come from the military/aerospace and medical/other market sectors.  Sales to the industrial/communications sector have also increased, but at a more modest pace reflective of U.S. economic conditions.

Our first quarter gross profit has improved as a percent of sales from 10.3% in fiscal 2008 to 14.1% in 2009, 15.6% last year and now 16.0% in 2011.  The progress made in recent years is a direct result of our focus on improving efficiency through training, investing in cost-effective capital equipment, and adopting continuous improvement and lean manufacturing principles.

Selling and administrative expenses remain under 10% of sales, but were 0.8% higher during the first three months of fiscal 2011 than in the prior year period.  Approximately one half of the increase results from the rising cost of providing healthcare and other benefits to our employees.  We view these increases as important to maintaining a top flight workforce.  The remainder of the increase is attributable to adding the appropriate talent to support the size and scope of a growing organization, today’s company and the larger company of the future.  Investments in our sales and marketing team have accompanied our expansion into new markets, and lastly some of these increased costs are associated with the integration of SCB.

Interest expense was $244 thousand for the quarter, up from $95 thousand in the prior year.  This higher level of expense is associated with incremental borrowings to fund the acquisition of GTC, Celmet and SCB that were reflected in the current quarter, while only a few days of the GTC borrowing was reflected in the quarter ended December 2009.  We continue to focus on managing working capital to maximize cash flow, with the objective of reducing the level of our debt and related interest expense.  Further information regarding borrowings and interest rates is provided in NOTE 7. CREDIT FACILITIES to the consolidated financial statements.

IEC recorded net other expense (non-operating) of $13 thousand during the quarter ended December 2010 versus $58 thousand in the year-ago quarter.  Expenses classified in the "other" category in both periods primarily represent pre-merger costs incurred in arranging, analyzing and executing acquisitions.  In the current quarter, "other" expenses are offset by an additional gain of $170 thousand realized on the GTC acquisition as a result of an adjustment of purchase price received in December 2010.  The adjustment settled a dispute concerning the seller’s valuation placed on acquisition-date working capital, discussed further in the balance sheet reconciliation related to the GTC acquisition contained in NOTE 2. ACQUISITIONS to the consolidated financial statements.

The trend in income tax expense reflects a substantial increase in pretax income for the current quarter.  However, it should be noted that a majority of the liability is offset by the Company's NOL, such that payments to the taxing authorities are significantly less than the expense recorded, as can be seen in the difference between Current tax expense and Deferred tax expense in NOTE 8. INCOME TAXES to the consolidated financial statements.  Estimated future cash tax benefits associated with the NOL as of September 30, 2010 amounted to $11.9 million.  The 3.5% increase in tax expense as a percent of pretax income, over the year ago quarter, is largely attributable to IEC's expansion into states that do not permit tax deductions for pre-existing NOL's.

Liquidity and Capital Resources

Cash flow of $0.6 million was used in operating activities during the December 2010 quarter, compared to $1.6 million of cash provided by operations in the 2009 quarter.  Principal factors responsible for this $2.2 million change were a $3.1 million increase in cash invested in working capital, offset by $0.3 million improvement in net income and a $0.4 million increase in the non-cash adjustment for depreciation.  Inventories in particular have increased from $11.2 million one year ago to $18.8 million at December 2010.  Approximately $3 million of this increase is associated with the acquisition of Southern California Braiding and $0.5 million is attributable to Celmet.  The remaining $4.1 million represents a 37% increase in our inventories to support a 59% increase in sales over the same period.

Cash flow used in investing activities was $27.7 million for the December 2010 quarter, compared to $15.4 million in 2009.  In December 2010, we acquired SCB for cash of $26.0 million plus stock, while in the prior year, $15.1 million was disbursed to acquire GTC. The $26.0 million is the net of $27.0 million paid at closing for SCB and a post-closing reconciliation of cash disbursements in connection with the acquisition that resulted in a return payment due IEC of $981 thousand, received on January 6, 2011.  In both quarters ended December 2010 and December 2009, IEC also invested several hundred thousand dollars in the addition of capital equipment designed to enhance productivity.

Bank funding for acquisitions represented most of the cash generated from financing activities in both three-month periods.  During the 2010 quarter, the Company also drew on its Revolver to fund working capital, fixed asset additions and payment to acquire SCB.  In the quarter ended December 25, 2009, favorable operating cash flows enabled us to partially pay down the Revolver prior to drawing on it to fund the GTC acquisition.

At December 31, 2010, borrowings under the Revolver amounted to $14.9 million, and IEC had additional borrowing capacity of $4.3 million under the Revolver.  The Revolver and all of IEC's credit facilities are discussed in NOTE 7. CREDIT FACILITIES to the consolidated financial statements.  The Company believes it has adequate liquidity to support its operating requirements for the next twelve months.

The Company’s financing agreements contain various affirmative and negative covenants, including financial covenants.  We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio.    The Company was in compliance with each of the covenants at December 31, 2010.  NOTE 7. CREDIT FACILITIES also contains more detailed information concerning these financial covenants.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2010 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2010.  During the quarter ended December 31, 2010 there have been no material changes to these policies.

Recently Issued Accounting Standards

See NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further information concerning new accounting pronouncements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  As of December 31, 2010, the Company had $44.8 million of debt with variable interest rates and $2.5 million with fixed rates.  Interest rates on variable loans (which are based on LIBOR) change frequently, causing interest on such loans to vary from period to period.  A sensitivity analysis to measure the potential impact that a change in rates would have on the Company's earnings indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $448 thousand as of December 31, 2010.

The Company is exposed to credit risk to the extent of non-performance by M&T under the Credit Agreement.  The bank's credit rating is monitored by the Company, and credit loss arising from M&T's non-performance is not anticipated.

Item 4.         Controls and Procedures

Evaluation of disclosure controls and procedures:  An evaluation was performed, under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures that were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.  The Celmet operation will be evaluated and management will report on the effectiveness of controls for that operation in the 10-K filing for the year ended September 30, 2011.  The SCB operation will be evaluated and management will report on the effectiveness of controls for that operation in the 10-Q filing for the first quarter of fiscal 2012.

Changes in internal control over financial reporting:   During the three months ended December 31, 2010, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control systems:  IEC's management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  Because of inherent limitations in any such control system (e.g. faulty judgments, simple human error, or intentional circumvention), none can provide absolute assurance that the objectives of the control system are met.  Moreover, the benefits of a control system must be considered relative to the costs of the control system.  The design of any system is based in part upon management’s judgment of the likelihood of future events, and the implications those judgments have on the cost/benefit of various controls.  Simply stated, there can be no assurance that any control will succeed in achieving its goal under all possible future conditions and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings:

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

Item 1A.      Risk Factors:

     There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds:

     Information relating to the issuance of 100,000 shares of IEC's common stock in connection with the Company's acquisition of substantially all of the assets of Southern California Braiding Company, Inc. on December 17, 2010 is contained in the Acquisitions note to our consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and is incorporated herein by reference.  The issuance of such shares is exempt from registration requirements under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.  Neither the Company nor any person acting on its behalf has offered or sold the securities by any form of general solicitation or general advertising.

Item 3.         Defaults Upon Senior Securities: None

Item 4.         (Removed and Reserved)

Item 5.         Other Information: None

Item 6.         Exhibits: The following documents are filed as exhibits to this report.

Exhibit No.		Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

February 8, 2011	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

February 8, 2011	/s/ Susan E. Topel-Samek
Susan E. Topel-Samek
Vice President and Chief Financial Officer