Form 10-Q
period 2011-04-01
IEC ELECTRONICS CORP
filed 2011-05-09
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2011
or
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

Common Stock, $0.01 par value - 9,743,186 shares as of May 4, 2011

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 1, 2011 and SEPTEMBER 30, 2010
(in thousands, except share and per share data)

	April 1,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash (see Cash note)	$-	$-
Accounts receivable, net of allowance	19,466	16,315
Inventories (see Inventories note)	19,823	12,068
Deferred income taxes	3,940	3,359
Other current assets	275	234
Total current assets	43,504	31,976

Fixed assets, net of accumulated depreciation (see Fixed Assets note)	19,678	13,098
Intangible assets, net of accumulated amortization (Intangibles note)	5,363	331
Goodwill	13,009	58
Deferred income taxes (see Income Taxes note)	8,084	10,113
Other assets	206	106
Total assets	$89,844	$55,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,017	$2,899
Accounts payable	11,179	8,145
Accrued payroll and related expenses	2,158	2,279
Other accrued expenses	970	941
Customer deposits	553	-
Total current liabilities	21,877	14,264
Long-term debt (see Credit Facilities note)	38,759	15,999
Total liabilities	60,636	30,263
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 500,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value: 50,000,000 shares authorized; 10,634,910 and 10,100,589 shares issued, respectively	106	101
Additional paid-in capital	42,126	41,138
Accumulated deficit	(11,611)	(14,407)
Treasury stock, at cost: 1,012,873 shares	(1,413)	(1,413)
Total shareholders' equity	29,208	25,419
Total liabilities and shareholders' equity	$89,844	$55,682

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE-MONTH and SIX-MONTH PERIODS ENDED APRIL 1, 2011 and MARCH 26, 2010
(in thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	April 1,	March 26,	April 1,	March 26,
	2011	2010	2011	2010

Net sales	$35,085	$25,232	$63,729	$43,292
Cost of sales	28,141	21,214	52,202	36,461
Gross profit	6,944	4,018	11,527	6,831
Selling and administrative expenses	3,621	2,035	6,241	3,535
Operating profit	3,323	1,983	5,286	3,296

Interest and financing expense	480	260	723	355
Other (income)/expense	115	130	130	188
Income before provision for income taxes	2,728	1,593	4,433	2,753

Provision for income taxes	981	557	1,637	963
Net income	$1,747	$1,036	$2,796	$1,790

Net income per common and common equivalent share:
Basic	$0.18	$0.12	$0.30	$0.20
Diluted	0.17	0.11	0.28	0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	9,576,152	8,974,796	9,399,555	8,903,765
Diluted	9,996,928	9,651,921	9,887,922	9,593,155

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME and SHAREHOLDERS' EQUITY
SIX-MONTH PERIODS ENDED APRIL 1, 2011 and MARCH 26, 2010
(thousands, except per share)
(Unaudited)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2009	$97	$40,632	$(19,062)	$(1,413)	$20,254

Stock compensation accruals		68			68
Directors' fees paid in stock		16			16
Restricted (non-vested) stock grants	1				1
Exercise of stock options	2	101			103

Net income/ Comprehensive income			1,790		1,790
Balances, March 26, 2010	$100	$40,817	$(17,272)	$(1,413)	$22,232

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Stock compensation accruals		204			204
Directors' fees paid in stock		21			21
Restricted (non-vested) stock grants	1				1
Exercise of stock options	3	144			147
Shares issued in SCB acquisition	1	608			609
Employee stock plan purchases		11			11

Net income/ Comprehensive income			2,796		2,796
Balances, April 1, 2011	$106	$42,126	$(11,611)	$(1,413)	$29,208

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX-MONTH PERIODS ENDED APRIL 1, 2011 and MARCH 26, 2010
(thousands, except shares)
(Unaudited)

	Six months ended
	April 1,	March 26,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,796	$1,790
Non-cash adjustments:
Stock-based compensation	204	68
Depreciation and amortization	1,311	413
Directors' fees paid in stock	21	16
(Gain)/loss on sale of fixed assets	2	(10)
Deferred tax expense	1,554	938
Changes in current assets and liabilities:
Accounts receivable	(1,531)	(370)
Inventories	(4,965)	(1,126)
Other current assets	(41)	(193)
Accounts payable	2,531	2,930
Accrued expenses	(154)	(284)
Customer deposits	553	(162)
Net cash flows from operating activities	2,281	4,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,163)	(669)
Proceeds from sale of fixed assets	-	10
Acquisition of SCB, cash portion (see Acquisitions note)	(26,030)	-
Acquisition of Albuquerque (see Acquisitions note)	-	(15,111	) (a)
Net cash flows from investing activities	(29,193)	(15,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings under revolving line	9,028 (b)	3,312	(c)
Borrowings under other loan agreements	20,840	9,316
Repayments under loan agreements and notes	(2,990)	(898)
Proceeds from exercise of stock options	148	104
Proceeds from shares issued through employee purchase plan	11	-
Financing costs capitalized	(125)	(74)
Net cash flows from financing activities	26,912	11,760

Net cash flows for the period	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$745	$306
Income taxes	49	107
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$609	$-

(a) During year following acquisition date, adjustments from seller reduced purchase price to $14,761.
(b) Revolver borrowings of $6,030 were utilized to partially fund December 2010 purchase of SCB.
(c) Revolver borrowings of $6,111 were utilized to partially fund December 2009 purchase of Albuquerque.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2011
(Unaudited)

NOTE 1.  OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal fabrication.  We excel where quality and reliability are of paramount importance and when low to medium volume, high mix production is the norm.  We utilize state-of-the art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  As a true extension of our customers' operations, we have applied industry-leading Six Sigma and Lean Manufacturing principles to eliminate waste and reduce our customers’ total cost of ownership.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

▪
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab (headed by two PhD’s), enabling the seamless transition of complex electronics from design to production.

▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end market system level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by five certified Six Sigma Blackbelts delivering best-in-class results.
▪	An industry-leading Web Portal providing customers real-time access to a wide array of critical data.

Fiscal Calendar

The Company’s fiscal year begins on October 1st and quarters generally end on the Friday closest to the end of the calendar quarter, with the exception of the fourth quarter, which ends on September 30th.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); since December 16, 2009 IEC Electronics Corp.-Albuquerque (herein "Albuquerque") formerly known as General Technology Corporation (see Note 2 for discussion of name change); and Southern California Braiding, Inc. (“SCB”) since December 17, 2010.  The Celmet unit acquired on July 30, 2010 operates as a division of IEC.  See further discussion of SCB, Albuquerque and Celmet in the Acquisitions note.  All significant intercompany transactions and accounts are eliminated in the consolidation process.

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended April 1, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's September 30, 2010 Annual Report on Form 10-K.

Reclassifications

Amounts in prior year financial statements are reclassified as necessary to conform to the current year presentation.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation with headquarters in Buffalo, NY.  Since cash receipts and disbursements repay or draw on IEC's revolving loan balance with M&T, cash balances are typically de minimis.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.  Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.  At the time of retirement or other disposition of property, plant and equipment, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Depreciable lives generally used for PP&E are presented in the table below.  Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement.
Estimated
Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 7
Furniture and fixtures	3 to 7

Leases

At the inception of a lease covering equipment or real estate, the Company evaluates the lease under criteria discussed in FASB ASC 840-10-25 (Leases).  Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases.  Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest.  For operating leases, payments are recorded as rent expense.  Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal at least 90 percent of the fair value of the property.

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T at a minimal loss and were leased back under a five-year operating lease.  The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Intangible Assets

One of SCB’s key attributes as an acquisition candidate was the favorable reputation it had established with a number of contractors in military and defense markets.  The anticipated profitability of relationships with customers in those markets was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related intangible asset.  Based upon several assumptions and certain detailed calculations, the amount allocated to customer intangible was $5.1 million.  The asset is being amortized over its fifteen-year estimated life under the straight-line method.

IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  That intangible is being amortized evenly over each year of its contractual life.

While valuations of SCB’s assets are preliminary at this point and purchase price allocations are subject to change, any potential adjustment would primarily affect recorded goodwill rather than earnings.  The expected earnings impact of any such adjustment would be limited to changes in previously recorded amortization.

Albuquerque’s building and land were acquired in December 2009 subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  At date of acquisition, the $360 thousand estimated value of the tax abatement was recorded as an intangible asset that is being amortized under the straight-line method over the remaining term of the borrowing.

Goodwill

Under FASB ASC 805 (Business Combinations), goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.  While income tax rules allow fifteen-year, straight-line amortization, ASC 350 (Intangibles & Goodwill) does not permit amortization of goodwill for financial reporting purposes.  In lieu of amortizing, ASC 350 requires that goodwill be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill should be written down to a lower value.

Most of IEC's recorded goodwill relates to the SCB unit acquired in December 2010 and a small portion relates to Celmet, which was acquired in July 2010 (see Acquisitions note).  No goodwill impairment has been experienced to date by either unit.

Reviewing Long-Lived Assets for Potential Impairment

FASB ASC 360-10 and 350-30 (Property, Plant and Equipment, and Intangibles) require the Company to test long-lived assets (PP&E and amortizing intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to the asset, it is considered impaired and carrying amount must be reduced to fair value. No impairment charges were recorded by IEC during the first half of fiscal 2011 or 2010.

Fair Value Measurements

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
Level 3:   Model-derived valuations using inputs not derived from active markets, including situations in which there is little or no market activity.

Level 2 inputs were used in valuing fixed assets acquired in connection with IEC's fiscal 2011 and 2010 business combinations.  Intangible asset valuations performed in connection with the Company's corporate acquisitions have been based on level 3 inputs.  Significant judgments are required in all such valuation procedures.

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

Service revenues are generally recognized once the service has been rendered.  Through one of its subsidiaries, IEC enters into agreements with certain defense contractors to provide material management services that may include some or all of: design, bid, procurement, testing, storage or other services relating to materials the customer expects to incorporate into equipment that it manufactures.  Through the term of these material management agreements, no manufacturing services are provided by IEC.  For these types of arrangements, which represented less than 5% of revenue and gross profits through the first half of fiscal 2011, the Company recognizes revenues in proportion to the service provided to date as compared to the total projected services to be completed under the agreement.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

FASB ASC 718 (Stock Compensation) requires that equity awards granted to employees be accounted for at “fair value.” This fair value is measured at grant date.  Costs associated with these equity awards are recorded over periods the employees render services to the Company and earn vested rights in the instruments.

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

ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position.

Tax benefits from uncertain positions that are recognized in the financial statements, would be recorded at the largest amount having a greater than 50% likelihood of ultimately being realized.  Interest and penalties, if incurred, are included in interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2007 through 2010.  The Company believes that it has no material uncertain tax positions.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding for each period.  Diluted earnings per common share are calculated by adding to weighted-average shares outstanding the incremental shares resulting from the assumed exercise of all potentially dilutive stock options, those with an exercise price below the average market price during the period.  Restricted (non-vested) shares are reported as outstanding from date of grant.  A summary of shares used in earnings per share calculations follows.

	Three months ended		Six months ended
	April 1,	March 26,	April 1,	March 26,
Shares for EPS Calculation	2011	2010	2011	2010

Weighted average shares outstanding	9,576,152	8,974,796	9,399,555	8,903,765
Incremental shares from assumed exercise of stock options	420,776	677,125	488,367	689,390
Diluted shares	9,996,928	9,651,921	9,887,922	9,593,155

Options excluded from diluted shares due to exercise price being higher than average market price	-	30,000	-	30,000

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

Statement of Cash Flows

The Company prepares the Consolidated Statement of Cash Flows utilizing the indirect method of reporting.  For companies acquired during the periods, reported cash flows include cash disbursed to the sellers and normal business activity occurring subsequent to the acquisition date.

Recently Issued Accounting Standards

FASB Accounting Standards Update 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," was issued in December 2010 for application to business combinations occurring in 2011 and beyond.  The update clarifies that when prior period financial statements are presented, the assumed acquisition date for preparing pro forma information should be the start of the year preceding the year of acquisition.  The update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments that affect the information presented.  IEC implemented this update during the quarter ended December 31, 2010.

FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," was issued in July 2010.  The update requires entities to describe methods used to estimate the allowance for doubtful accounts; disclose policies for charging off uncollectible receivables; and present a summary of provisions, charge offs and recoveries recorded in the allowance during each period.  No changes in accounting methods are required.  Period-end disclosures must be provided beginning in IEC's December 2010 quarter, and transaction-oriented disclosures are required in subsequent periods.  IEC implemented the requirements of this update at September 30, 2010.

NOTE 2.  ACQUISITIONS

On December 17, 2010, IEC acquired substantially all of the assets of Southern California Braiding Company, Inc. of Bell Gardens, CA, a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets.  The purchase price was $25.0 million, subject to increase or decrease based on the relationship of closing-date working capital to a target of $2.7 million.  Cash paid at closing was $27.0 million, which included an estimated working capital adjustment of $1.6 million, and of which $981 thousand was returned to purchaser on January 6, 2011 following a post-closing reconciliation of cash disbursements.  As required by the asset purchase agreement, IEC has presented the seller with a summary of actual closing-date working capital which, if accepted, will result in a refund to IEC of approximately $250 thousand.  The agreement also calls for a further potential refund of purchase price if SCB’s gross sales and backlog for calendar year 2011 do not reach specified targets.

A portion of the acquisition price, $609 thousand, was funded with 100,000 shares of newly issued IEC common stock, and the remaining $26.0 million of net cash paid was funded with bank debt.  $3.1 million of the cash paid and shares issued was deposited in escrow to be released to the seller or returned to purchaser under certain specified circumstances occurring at varying times through March 31, 2012.  On February 3, 2011, $623 thousand of that $3.1 million escrow was released to seller upon satisfaction of the applicable provisions of the asset purchase agreement.  The remaining $2.5 million remains in escrow subject to seller’s further performance under the terms of the asset purchase agreement. The selling shareholders entered into a five-year agreement not to compete with SCB, and the company’s president continues in that capacity under IEC ownership.  Concurrent with the acquisition, the Company assumed leases covering SCB's operating premises for annual rent of approximately $350 thousand.

Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed.  If the purchase price is greater than the value of identifiable net assets acquired, as in the case of SCB, the difference is recorded as goodwill.  If net asset value exceeds the amount paid, the excess is recorded in other income as a gain.

Our current estimates of fair value for the assets acquired and liabilities assumed in the SCB acquisition are summarized below.  The estimates are subject to further revision in amounts that could be material as the working capital analysis, appraisals and valuations continue to be reviewed by the Company and its advisors and auditors.

SCB Opening Balance Sheet	December 17,
(thousands, except shares)	2010

Accounts receivable, net	$1,620
Inventories	2,790
Leasehold improvements	1,169
Machinery & equipment	3,177
Furniture & fixtures	236
Intangible assets	5,156
Goodwill	12,950
Deferred income taxes	106
Total assets acquired	27,204

Accounts payable	$503
Accruals and other liabilities	62
Total liabilities assumed	565
Net assets acquired/purchase price	$26,639

Funded with bank debt	$26,030
Funded with 100,000 shares of IEC common stock	609
Total funding for SCB acquisition	$26,639

On July 30, 2010, the Company acquired certain assets and liabilities of Celmet Co., Inc., a privately held, precision sheet-metal fabrication, component assembly and metal stamping company located in Rochester, NY.  The acquired business is being operated as the Celmet division of IEC.  The purchase price of $1.9 million was funded with senior bank debt, and the Company entered into a 48-month lease for Celmet’s operating facility at annual base rent of $190 thousand.

Fair values of the assets acquired and liabilities assumed in connection with the Celmet acquisition are summarized below.  Since the price paid exceeded fair value of the net assets acquired, $58 thousand of goodwill was recorded.

Celmet Division Opening Balance Sheet	July 30, 2010
(thousands)
Accounts receivable, net	$577
Inventories	364
Other current assets	23
Equipment	1,058
Goodwill	58
Deferred income taxes	62
Total assets acquired	2,142

Accounts payable	$214
Accruals and other liabilities	30
Total liabilities assumed	244
Net assets acquired/purchase price	$1,898
(Purchase price was funded with bank debt.)

On December 16, 2009, the Company acquired all of the stock of General Technology Corporation from Crane International Holdings, Inc.  The acquired business, located in Albuquerque, NM, employs complementary technologies and serves markets similar to IEC’s.  The purchase price of $14.8 million was funded entirely with senior bank debt.

On April 14, 2011 the Company changed the name of this subsidiary from General Technology Corporation to IEC Electronics Corp.-Albuquerque (herein known as “Albuquerque”).

The Albuquerque acquisition resulted in a gain of $588 thousand, $418 thousand of which was recognized during fiscal 2010.  The remaining $170 thousand was recorded in December 2010 upon IEC’s receipt of a purchase price refund from the seller.

During the twelve-month period following the Albuquerque acquisition, certain adjustments were made to purchase price and to the valuation of assets and liabilities acquired as refunds were received and new information became available.  The summary of Albuquerque’s acquisition-date balance sheet provided below displays preliminary balances recorded in December 2009 and final balances reflected in IEC’s 2011 financial statements.

	As of December 16, 2009
	Final	Preliminary
Albuquerque Opening Balance Sheet	December 2010	December 2009
	(thousands)
Accounts receivable, net	$3,931	$3,945
Inventories	4,275	4,444
Other current assets	69	69
Land	813	813
Building	5,074	5,087
Equipment	2,761	2,761
Intangible asset	360	360
Deferred income taxes	485	-
Total assets acquired	17,768	17,479

Accounts payable	$1,128	$1,111
Accruals and other liabilities	1,191	1,157
Gain on acquisition	588	-
Long-term debt	100	100
Total liabilities assumed	3,007	2,368
Net assets acquired/purchase price	$14,761	$15,111
(Purchase price was funded with bank debt.)

The table that follows displays the revenue and earnings of SCB in 2011 and Albuquerque in 2010 for periods from the respective dates of acquisition to the midpoint of both fiscal years.  Those amounts are included in IEC's consolidated financial statements.

The summary below also presents IEC's unaudited pro forma consolidated results for the first halves of fiscal 2011 and 2010 as if the SCB, Celmet and Albuquerque acquisitions had occurred on October 1, 2009.  The pro forma results combine IEC's actual consolidated results for the six-month periods with revenue and earnings generated by SCB, Celmet and Albuquerque for any time-periods within the six months that they were not members of the IEC consolidated group.  While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB, Celmet, Albuquerque and IEC.  The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the acquisitions on October 1, 2009, nor are they necessarily indicative of future results.

	Six months ended
Operating Results of Acquired Businesses	April 1,	March 26,
and IEC Pro Forma Results	2011	2010
(in thousands, except share and per share data)	(Unaudited)

SCB results in 2011 and Albuquerque results in 2010 from respective dates of acquisition
Net sales	$4,290	$5,869
Income before income taxes	903	779
Net income	535	506

IEC pro forma results as if SCB, Celmet and Albuquerque were acquired on October 1, 2009
Net sales	$67,660	$58,864
Income before income taxes	5,028	4,025
Net income	3,153	2,548

Earnings per share:
Basic	$0.33	$0.28
Diluted	0.32	0.26

Weighted average common and common equivalent shares:
Basic	9,441,632	9,003,765
Diluted	9,929,999	9,693,155

In developing pro forma (as if combined) financial results, the acquirees’ pre-merger data is adjusted to account for some of the changes expected to result from operating the entities as part of the IEC consolidated group.  For instance, depreciation will change due to asset revaluations; newly identified intangibles will be amortized; interest will be incurred on acquisition-related debt; and certain expenses will decrease or increase based on the manner in which IEC intends to operate the entity.  As mentioned above, certain other expected changes, such as potential revenue increases, are not factored into the pro forma information.  A summary of adjustments made in preparing IEC’s pro forma information above is provided in the table that follows.

Adjustments to Show IEC Pro Forma Results	Six months ended
as if SCB, Celmet and Albuquerque had been	April 1,	March 26,
Acquired on October 1, 2009 (see prior page)	2011	2010
(in thousands, except share data)	(Unaudited)
	Increase (decrease)
Sales
Eliminate sales to former affiliate	$-	$(73)

Cost of sales
Eliminate cost of sales to former affiliate	$-	$(104)
Depreciation expense	83	387
Other	-	(23)
Total cost of sales adjustments	$83	$260

Selling and administrative expenses
Compensation	$(458)	$(1,026)
Sales/marketing expenses	(199)	(237)
Insurance premiums	(62)	(160)
Legal and accounting expenses	(154)	(247)
Amortization of intangibles	75	179
Other	(214)	(352)
Total selling and administrative expense adjustments	$(1,012)	$(1,843)

Interest expense
Interest on acquisition debt	$205	$675
Other	(1)	(24)
Total interest expense adjustments	$204	$651

Other (income) expense
Costs of integrating acquirees' information systems	$-	$150
Other	(109)	40
Total other (income) expense adjustments	$(109)	$190

Weighted average common shares outstanding
Shares of IEC common stock issued to acquire SCB		100,000
Weighted shares relating to pre-acquisition period	42,077

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts for the six-month periods ending April 1, 2011 and March 26, 2010:
	Six months ended
	April 1,	March 26,
Allowance for Doubtful Accounts	2011	2010
	(thousands)
Allowance, beginning of period	$250	$85

Allowances of acquired companies	25	-
Provision for doubtful accounts	13	78
Write-offs	-	(6)
Recoveries	1	-
Allowance, end of period	$289	$157

NOTE 4.  INVENTORIES

A summary of inventory by category follows:

	April 1,	September 30,
Inventories	2011	2010
	(thousands)
Raw materials	$11,961	$7,993
Work-in-process	6,657	3,974
Finished goods	2,468	1,012
Total inventories	21,086	12,979
Reserve for excess and
obsolete inventory	(1,263)	(911)
Inventories, net	$19,823	$12,068

NOTE 5.  FIXED ASSETS

Fixed assets and accumulated depreciation consist of the following:

	April 1,	September 30,
Fixed Assets	2011	2010
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,740	9,581
Leasehold improvements	1,182	-
Machinery and equipment	21,348	15,434
Furniture and fixtures	5,320	4,833
Total fixed assets, at cost	39,146	31,404
Accumulated depreciation	(19,468)	(18,306)
Net fixed assets	$19,678	$13,098

NOTE 6.  INTANGIBLE ASSETS

Intangible assets by category, amortization expense for the periods and estimated future amortization are presented below:

	April 1,	September 30,
Intangible Assets	2011	2010
	(thousands)
Customer relationships	$5,056	$-
Property tax abatement	360	360
Non-compete agreement	100	-
Total intangibles, at cost	5,516	360
Accumulated amortization	(153)	(29)
Net intangible assets	$5,363	$331

	Six months ended
	April 1,	March 26,
Amortization Expense	2011	2010
	(thousands)
Amortization expense,
relating to intangibles	$124	$-

Estimated
future
Future Amortization	amortization
(thousands)
Six months ending September 30,
2011	$198
Years ending September 30,
2012	$396
2013	396
2014	396
2015	396
2016	380

NOTE 7.  CREDIT FACILITIES

A summary of borrowings at April 1, 2011 and September 30, 2010 follows:

	Fixed/
	Variable		Interest Rate		April 1,	September 30,
Debt	Rate	Maturity	4/1/11	9/30/10	2011	2010
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.50	3.50	$14,851	$5,823
SCB term loan	v	12/17/15	3.81	-	18,666	-
Albuquerque term loan	v	12/16/14	3.81	3.75	3,667	4,250
Albuquerque mortgage loan	v	12/16/14	3.81	3.75	3,644	3,800
Celmet term loan	v	07/30/15	3.81	3.75	1,700	1,933
Equipment loans (2), variable	v	12/17/13	3.76	3.75	1,059	273
Equipment loans (3), fixed	f	11/01/12	3.06	3.07	401	521
Term loan	f	01/01/12	6.70	6.70	237	435
Energy loan	f	04/02/13	2.08	2.08	81	105

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	4.00	4.00	1,370	1,658
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					45,776	18,898
Less: current portion					(7,017)	(2,899)
Long-term debt					$38,759	$15,999

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, not as debt.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010.  The new arrangement added a $20.0 million term loan to be used for the SCB acquisition; increased the revolving credit facility by $5.0 million to $20.0 million; eliminated a minimum threshold for variable interest tied to Libor (London Interbank Offered Rate); and modified certain other provisions as discussed below.  The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement.  Except as otherwise noted below, Revolver and Term Loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies based on the Company's ratio of debt to EBITDARS, as defined. Individual facilities provided under the agreement are as follows:

(a) $20 million Revolving Credit Facility (“Revolver”) available through December 17, 2013:  The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million.  At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver.  Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.  At April 1, 2011, the upper limit on Revolver borrowings was $19.6 million.  Average outstanding balances amounted to $10.5 million and $5.9 million during the six-month periods ended April 1, 2011 and March 26, 2010, respectively.

Unused commitments under the Revolver are subject to a 0.375% fee, which totaled $10 thousand for the six months ended April 1, 2011.  This fee varies based on IEC's ratio of debt to EBITDARS.

(b) $20 million SCB Term Loan originated December 17, 2010:  Principal is repaid in sixty equal monthly installments.  A $125 thousand commitment fee is being amortized over the life of the loan.

(c) $5 million Albuquerque Term Loan originated December 16, 2009:  Principal is repaid in sixty equal monthly installments.

(d) $4 million Albuquerque Mortgage Loan originated December 16, 2009:  The loan is effectively secured by  real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment at maturity.

(e) $2 million Celmet Term Loan originated July 30, 2010:  Principal is repaid in sixty equal monthly installments.

(f) $1.5 million Equipment Line of Credit, reduced by outstanding loans, and available through December 17, 2011:  The line is utilized for purchases of capital equipment, and borrowings under the line are supported by separate notes that specify fixed or variable interest, as selected by the Company, and principal repayment terms.  Equal payments of principal are being made over 48 months for four of the loans and over 60 months for one loan.

(g) $1.7 million Term Loan originated on May 30, 2008:  Interest rate on this loan is fixed at 6.70%, and principal is being repaid in monthly installments of $28 thousand plus the remainder at maturity.  The loan's original repayment period of 60 months was shortened to account for a $0.5 million accelerated payment made in the fourth quarter of fiscal 2008.

(h) $0.2 million Energy Loan (also referred to as the "NYSERDA” loan):  Interest on this loan is subsidized by New York State, and principal is being repaid in sixty equal monthly installments.

Borrowings under the Credit Agreement are secured by, among other things, the assets of IEC, Wire and Cable, Albuquerque, Celmet, and SCB and a mortgage encumbering Albuquerque property, as mentioned above.  The Agreement also contains various affirmative and negative covenants including financial covenants.  The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed-charge coverage ratio as described in the table at end of this note.

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold and leased back on June 27, 2008 is treated as debt.  Rental payments amount to $389 thousand per year, and payments remaining at April 1, 2011 total $843 thousand.  The Company was in compliance with the three covenants at April 1, 2011, as shown in the table at the end of this note.

Other Credit Facilities

(i) The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes totaling $3.8 million given to the sellers ("Seller Notes").  These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments amounting to $160 thousand including interest, through maturity, June 1, 2013.

(j) When IEC acquired Albuquerque, the Company assumed responsibility for an Industrial Revenue Bond issued by the City of Albuquerque.  Interest on the bond is paid semiannually and principal is due in its entirety at maturity, March 1, 2019.

Compliance with covenants under the Credit Agreement, and aggregate debt maturities on all IEC borrowings for the next five years are summarized in the tables that follow:

	Type		Actual at
Debt Covenant	of limit	Limit	April 1, 2011
Quarterly EBITDARS (000's)	Lower	$1,500	$4,229
Total debt to EBITDARS	Upper	3.50x	2.64x
Fixed charge coverage (a)	Lower	1.25x	2.84x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

Debt Repayment Schedule	Maturities
(thousands)
Six months ending September 30,
2011	$3,014
Years ending September 30,
2012	6,888
2013	6,541
2014*	20,812
2015	7,421
2016	1,000
2017 and thereafter	100
$45,776

*Includes Revolver balance of $14,851 as of April 1, 2011.

NOTE 8.  INCOME TAXES

The provision for income taxes is summarized as follows:

	Three months ended		Six months ended
	April 1,	March 26,	April 1,	March 26,
Income Tax Provision	2011	2010	2011	2010
		(thousands)
Provision for income taxes	$981	$557	$1,637	$963

The estimated annual effective income tax rate for the three months ended April 1, 2011 was 36.0% compared with 35.0% for the three months ended March 26, 2010.  The estimated annual effective income tax rate for the six months ended April 1, 2011 was 36.9% compared with 35.0% for the six months ended March 26, 2010.  The increase in the effective rate is primarily the result of additional state income tax expense attributable to the Company’s recent acquisitions.

The Company has a federal net operating loss carryforward (“NOL”) for income tax purposes of approximately $33.2 million as of September 30, 2010, expiring mainly in years 2020 through 2025.  It is estimated that the federal and state NOLs will produce future tax benefits totaling $11.9 million, as reflected in the Company’s income tax returns.

In addition, $1.7 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2017.  Since these credits cannot be utilized until the New York net operating loss carryforward is exhausted, they are fully reserved for in the Company’s deferred tax valuation allowance.  As the credits expire unused, the deferred tax asset and offsetting valuation allowance will be reduced.

NOTE 9.  WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date.  An analysis of additions to and charges against IEC's consolidated warranty reserves during the six-month periods ended April 1, 2011 and March 26, 2010 is provided below.

	Six months ended
	April 1,	March 26,
Warranty Reserve	2011	2010
	(thousands)
Reserve, beginning of period	$303	$111

Reserves of acquired companies	62	376
Provision (reversal)	192	(8)
Warranty costs	(144)	(62)
Reserve, end of period	$413	$417

NOTE 10.  STOCK-BASED COMPENSATION

Under IEC's 2001 Stock Option and Incentive Plan, as amended from time to time, officers, key employees, directors and other individuals may be granted stock options, restricted (non-vested) stock and other types of equity awards.  The plan, which expires in December 2011, was approved by shareholders in February 2002.  Up to 3,100,000 common shares have been authorized for issuance under the plan, and 268,706 and 461,106 shares remained available for grant at April 1, 2011 and September 30, 2010, respectively.

At the January 2011 Annual Meeting of Shareholders, a new plan entitled the 2010 Omnibus Incentive Compensation Plan was approved.   As administered by the Compensation Committee of the Board of Directors, this plan provides for the grant of the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Over a term of ten years, up to 2,000,000 common shares may be issued.  Through April 1, 2011, no awards have been made under the 2010 Plan.

The Compensation Committee intends to continue making awards under the 2001 Plan for the remainder of its term, as long as shares remain available for grant.  Further information with respect to stock option and restricted stock awards under the 2001 plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using a model known as Black-Scholes, then amortizes the computed value as compensation cost over the vesting period.  A summary follows of assumptions used in the model and the estimated value of options granted during the first half of fiscal 2011 and 2010.

	Six months ended
	April 1,	March 26,
Valuation of Options	2011	2010
Assumptions for Black-Scholes:
Risk-free interest rate	1.50%	2.35%
Expected term in years	4.9	4.9
Volatility	52%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	51,500	51,382
Weighted average fair value/share	$2.51	$2.35
Fair value of options granted (000's)	$129	$121

Stock option activity and balances during the most recent six-month period and the year-ago period are summarized below, together with the number of options exercisable at period end.

	Six months ended
	April 1, 2011		March 26, 2010
		Wgtd Avg		Wgtd Avg
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding at September 30,
2010 and 2009, respectively	764,595	$1.66	973,722	$1.10

Granted	51,500	5.49	51,382	4.88
Exercised	(294,246)	0.70	(133,933)	0.85
Forfeited	(4,000)	5.17	(43,000)	1.55
Outstanding at end of period	517,849	$2.56	848,171	$1.34

For exercisable options at period end:
Number exercisable	222,958	$1.11	522,470	$0.72
Wgtd. avg. remaining term, in years	1.1		2.4

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until the shares are vested they are forfeitable and cannot be sold or otherwise transferred.  At the end of the vesting period, holders have all the rights and privileges of any other common shareholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is amortized as stock compensation expense over the vesting period.  A summary of restricted stock activity and balances during the six-month periods ending in April 2011 and March 2010 is presented below, along with the amount of restricted stock expense yet to be recognized.

	Six months ended
	April 1, 2011		March 26, 2010
	Number of	Wgtd Avg	Number of	Wgtd Avg
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding at September 30,
2010 and 2009, respectively	122,098	$4.10	10,000	$3.41

Granted	136,960	6.49	132,851	3.99
Becoming vested	(7,080)	4.03	-	-
Forfeited	-	-	-	-
Outstanding at end of period	251,978	$5.40	142,851	$3.90

For non-vested shares at period end:
Expense not yet recognized (000s)		$1,135		$557
Wgtd. average remaining years for vesting		2.5		2.5

NOTE 11.  INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales according to the industry sector within which our customers operate is presented below.

	Three months ended		Six months ended
	April 1,	March 26,	April 1,	March 26,
Industry Sectors	2011	2010	2011	2010
% of Sales by Sector
Military & Aerospace	52%	61%	53%	56%
Industrial & Communications	25%	25%	27%	32%
Medical & Other	23%	14%	20%	12%
	100%	100%	100%	100%

During the six-month periods ending April 1, 2011 and March 26, 2010, the Company had two customers in each period to whom sales exceeded 10% of total revenue.  Individual customers accounted for 15% and 12% of sales in the 2011 period, and 14% and 10% of sales in 2010.

Receivables from two customers accounted for 19% and 10%, respectively, of consolidated accounts receivable as of April 1, 2011.  At September 30, 2010, a single customer accounted for 11% of accounts receivable.  No other customer represented over 10% of receivables at either balance sheet date.

Management of credit risk associated with all customers includes periodic evaluations of customer payment history and customer financial condition.  IEC generally does not require customers to post collateral.

NOTE 12.  LITIGATION

There are no material pending legal proceedings that involve IEC, its subsidiaries or their properties.  From time to time the Company may be involved in legal actions in the ordinary course of its business; however management does not believe that any such proceedings, individually or in the aggregate, will have a materially adverse effect on the Company’s consolidated financial position.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment.  Leases for buildings occupied by IEC's subsidiaries expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB mainly in September 2013.  These operating leases generally contain renewal options and provide for payment of executory costs by the lessee (the Company).  Executory costs typically include taxes, insurance and maintenance.  Approximate annual minimum lease obligations, together with rent expense incurred during the year-to-date periods covered by these financial statements are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Six months ended September 30,
2011	$649
Years ended September 30,
2012	1,289
2013	908
2014	249
2015	16
2016	3
Total minimum lease obligation	$3,114

Total rent expense for six-month periods ended:
April 1, 2011	$682
March 26, 2010	374

NOTE 14.  RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  Company contributions on behalf of Albuquerque employees totaled $17 thousand during the six months ended April 1, 2011, and $6 thousand during the comparable 2010 period.  There were no other Company contributions to the plan.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying consolidated financial statements and notes.  Forward-looking statements in Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 and the risk factors identified in Item 1A of that Form 10-K.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary content of their products, governmental restrictions or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse than ever.  We continue to invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 registered; a NSA approved supplier under the COMSEC standard; and ISO 13485 certified to service the medical market sector.  Four of our units (IEC in New York, Wire and Cable in New York, Albuquerque in New Mexico, and SCB in California) are AS9100 certified to service the military and commercial aerospace market sector.

We have identified and gained entry into advantageous markets by leveraging our ability to provide products of the highest quality and reliability, including significantly complex assemblies that we are able to produce efficiently in smaller quantities.  Currently, the markets we serve include military, aerospace, communications, medical, and a variety of industrial sectors.

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

Six-Month Results

A summary of selected income statement amounts and percentages from the first half of 2011 and 2010 follows:

	Six months ended
	April 1,	March 26,	% Increase/
Income Statement Data	2011	2010	-Decrease
	($ in thousands)

Net sales	$63,729	$43,292	47.2%
Gross profit	11,527	6,831	68.7%
Selling & administrative expense	6,241	3,535
Interest & financing expense	723	355
Other (income)/expense	130	188
Income before taxes	4,433	2,753	61.0%
Provision for income taxes	1,637	963
Net income	$2,796	$1,790	56.2%

IEC’s top-line growth for the first six months of this year has been significant, improving 47% over the level of sales generated in the first half of 2010.  The three businesses acquired during the past sixteen months account for 55% of the increase, while our continuing operations generated 45% of the growth.  IEC’s 24% organic sales increase was fueled by expansion of our product offerings and by variation of the mix among market sectors.  As a result of our emphasis on “Absolutely Positively Perfect” execution, our customers have relied on us to supply their ongoing needs and to be part of their developing programs.  While ongoing programs represent the core of our business, significant revenue growth in recent periods has come from expansion into sectors in which we were previously less active.  The inroads made in the medical equipment sector during the past year have significantly benefited our business in terms of both volume and diversification.  While the proportion of our revenues realized from the industrial/communications sector has declined, sales to that sector have actually increased by 23% in absolute dollars during the past year.  Similarly, revenues from the military/aerospace sector grew by 40% and continue to represent just over half of our business.

Our first-half gross profit is well above last year’s performance, increasing from 15.8% to 18.1% of sales.  Progress made with respect to our continuing operations is a direct result of our focus on training, adding cost-effective capital equipment, and imbedding lean manufacturing principles in our processes.

Selling and administrative expense increases over the past year and a half reflect the addition of three new businesses during that period, two of which were not present in the year-ago, six-month period and one that was present for only 2.5 months.  As a percent of sales, expenses have risen from 8.2% in 2010 to 9.8% in the current year.  We have added certain staff needed to execute the Company’s growth strategies and have improved certain benefit programs, particularly health coverage available at all levels, which had been curtailed in prior years.  In addition, certain of our acquisitions operate with somewhat higher cost structures, but also produce more favorable product margins.  We remain focused on cost control and believe that near-term targets for consolidated S&A expense in the 10% range, compared to sales, will enable us to meet our commitments to investors, employees and other stakeholders.

We have used bank borrowings to fund most of the cost of our acquisitions during the past sixteen months.  While we have invested approximately $43 million in these acquisitions, our borrowings have only grown by approximately $38 million since the start of fiscal 2010.  The Company’s interest costs, which have generally been incurred at rates ranging from 3.50% to 4.00%, have increased from $355 thousand in the first half of fiscal 2010 to $723 thousand this year.  With respect to ongoing operations, the Company focuses on managing working capital, maximizing positive cash flow and reducing the level of debt and interest expense.  Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements.

IEC utilizes the other income/expense category for non-operating items such as acquisition costs and various gains or losses.  Through the mid-points of fiscal 2011 and 2010, such items included acquisition-related legal, accounting and travel expenses and minor gains/losses from the sale of fixed assets.  In 2011, the line-item also includes a $170 thousand gain from the acquisition of Albuquerque, which resulted from a purchase price adjustment received in December 2010.

Our upward trend in pretax income produced a generally corresponding increase in income tax expense as compared to the prior year.  In addition, the provision for income taxes rose from 35.0% of pretax income in 2010 to 36.9% in the first half of 2011.  The increase is primarily attributable to additional state taxes associated with the Company’s recent acquisitions.  In the near-term, IEC’s federal and New York State tax liabilities are sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards do not shelter state income taxes incurred in New Mexico or California. The Company’s federal net operating loss carryforward at the beginning of fiscal 2011 amounted to approximately $33.2 million.

Three-Month Results

A summary of selected income statement amounts and percentages for the second quarter of 2011 and 2010 follows:

	Three months ended
	April 1,	March 26,	% Increase/
Income Statement Data	2011	2010	-Decrease
	($ in thousands)

Net sales	$35,085	$25,232	39.0%
Gross profit	6,944	4,018	72.8%
Selling & administrative expense	3,621	2,035
Interest & financing expense	480	260
Other (income)/expense	115	130
Income before taxes	2,728	1,593	71.2%
Provision for income taxes	981	557
Net income	$1,747	$1,036	68.6%

IEC’s top-line growth in the second quarter ended April 1, 2011 was significant, improving 39% over the level of sales generated in the comparable 2010 period.  The two businesses acquired during the past nine months accounted for 50% of the increase, while our continuing operations accounted for the other 50%.  IEC’s 20% organic sales increase was fueled by the expansion of our product offerings and by diversification among market sectors.  As a result of our emphasis on “Absolutely Positively Perfect” execution, our customers have relied on us to supply their ongoing needs and to be part of their developing programs.  While ongoing programs represent the core of our business, significant revenue growth in recent quarters has come from expansion into sectors in which we were previously less active.  The inroads made in the medical equipment sector during the past year have significantly benefited our business in terms of both volume and diversification.  While the proportion of our revenues realized from the industrial/communications sector was unchanged, sales to that sector actually increased by 37% in absolute dollars over the year-ago quarter.  Similarly, revenues from the military/aerospace sector grew by 19% in the quarter and continue to represent over half of our business.

Our second quarter gross profit was well above last year’s performance, increasing from 15.9% of sales in 2010 to 19.8% in 2011.  Our newly acquired California-based business, SCB, typically operates with somewhat higher gross profit and also generated service revenues in the quarter that tend to produce greater profit margins than those realized from traditional manufacturing activities.  The service revenues represented less than 5% of consolidated sales for the 2011 quarter.

Selling and administrative expense increases in the second quarter reflect the addition of two new businesses during the past nine months.  As a percent of sales, expenses have risen from 8.1% in 2010 to 10.3% in the current year.  We have added certain staff needed to execute the Company’s growth strategies and have improved certain benefit programs, particularly health coverage available at all levels, which had been curtailed in prior years.  In addition, certain of our acquisitions operate with somewhat higher cost structures, but also produce more favorable product margins.  We remain focused on cost control and believe that near-term targets for consolidated S&A expense in the 10% range, compared to sales, will enable us to meet our commitments to investors, employees and other stakeholders.

Our two acquisitions during the past nine months were funded primarily with bank borrowings.  While we have invested approximately $28 million in these acquisitions, our borrowings have only grown by approximately $26 million since the end of the year-ago second quarter.  The Company’s interest costs, which have generally been incurred at rates ranging from 3.50% to 4.00%, increased from $260 thousand in the second quarter of last year to $480 thousand this year.  With respect to ongoing operations, the Company focuses on managing working capital, maximizing positive cash flow and reducing the level of debt and interest expense.  Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements.

IEC utilizes the other income/expense category for non-operating items such as acquisition costs and various gains or losses.  Related net expenses of $115 thousand and $130 thousand in the second quarters of 2011 and 2010, respectively, primarily represent the cost of legal, accounting and valuation services relating to the Company’s first quarter acquisitions in both years.

Our upward trend in pretax income produced a generally corresponding increase in income tax expense as compared to the prior-year quarter.  In addition, a 1% increase in the tax provision as a percent of pretax income is associated with state taxes incurred by IEC's recently acquired businesses.  In the near-term, IEC’s federal and New York State tax liabilities are sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards do not shelter state income taxes incurred in New Mexico or California.  The Company’s federal net operating loss carryforward at the beginning of fiscal 2011 amounted to approximately $33.2 million.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $5.9 million in the six months ended April 1, 2011, compared to $3.2 million in 2010.  The increase was produced by a $1.0 million increase in net income and higher add-backs for non-cash expenses such as depreciation and deferred taxes.  Working capital balances invested in our growing businesses utilized $3.6 million of cash flow in 2011, while in 2010 a $0.8 million reduction in working capital provided cash.  On an overall basis, cash flow from operating activities was favorable by $2.3 million in 2011, versus $4.0 million in the prior year.

Investing activities utilized $29.2 million of cash flow in the first half of 2011, compared to $15.8 million in 2010.  In December 2010, we acquired SCB for cash of $26.0 million plus common stock, while in the prior year $15.1 million was disbursed to acquire Albuquerque.  Equipment added in 2011 to enhance productivity and facilitate growth amounted to $3.2 million, compared to $0.7 million in the 2010 six-month period.

Bank funding for acquisitions, through term loans, a mortgage loan and the Revolver, represented most of the cash generated from financing activities in both six-month periods.  During 2011, the Company also drew on its Revolver and equipment line to fund fixed asset additions.  In the comparable 2010 period, favorable operating cash flows and a lower level of fixed asset additions enabled us to partly pay down Revolver borrowings used in the Albuquerque acquisition.

As of April 1, 2011, Revolver borrowings amounted to $14.9 million, and the maximum available under that line of credit was $19.6 million.  The Revolver and all of IEC's borrowings are discussed in the Credit Facilities note to the consolidated financial statements contained in this Form 10-Q.  The Company believes it has adequate liquidity to meet operating requirements for the next twelve months.

The Company’s financing arrangement with M&T contains various affirmative and negative covenants, including financial covenants.  We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio.    The Company was in compliance with each of the covenants at April 1, 2011 as discussed in more detail in the Credit Facilities note to the consolidated financial statements.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

A discussion of IEC’s critical accounting policies appears in the Company’s previously filed Annual Report on Form 10-K for the year ended September 30, 2010.  Through April 1, 2011, there have been no material changes in policies previously identified by IEC as critical.  However, in light of the SCB acquisition, the Company has designated two additional policies as being critical (Intangible Assets and Goodwill) and has provided expanded discussion of both in the Accounting Policies note to the consolidated financial statements included in this Form 10-Q.

Recently Issued Accounting Standards

See the Accounting Policies note to the consolidated financial statements for a discussion of new accounting pronouncements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  As of April 1, 2011, the Company had $43.6 million of debt with variable interest rates and $2.2 million with fixed rates.  Interest rates on variable loans are based on LIBOR and change frequently, causing interest on such loans to vary from period to period.  A sensitivity analysis as of at April 1, 2011 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $436 thousand.

The Company is exposed to credit risk to the extent of non-performance by M&T under the Credit Agreement.  The bank's credit rating is monitored by the Company, and credit loss arising from M&T's non-performance is not anticipated.

Item 4.        Controls and Procedures

Evaluation of disclosure controls and procedures:  Excluding Celmet and SCB, which are addressed later in this section, an evaluation was performed, under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures that were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.  The Celmet operation will be evaluated and management will report on the effectiveness of controls for that operation in the 10-K filing for the year ended September 30, 2011.  The SCB operation will be evaluated and management will report on the effectiveness of controls for that operation in the 10-Q filing for the first quarter of fiscal 2012.

Changes in internal control over financial reporting:   During the three months ended April 1, 2011, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material, pending legal proceedings to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent of common stock, or any associate of any of the foregoing, is a party which would be adverse to IEC or its subsidiaries.

Item 1A.	Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	(Removed and Reserved)

Item 5.	Other Information: None

Item 6.	Exhibits: The following documents are filed as exhibits to this report.

Exhibit No.		Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

May 9, 2011	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

May 9, 2011	/s/ Susan E. Topel-Samek
Susan E. Topel-Samek
Vice President and Chief Financial Officer