Form 10-Q
period 2011-07-01
IEC ELECTRONICS CORP
filed 2011-08-12
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2011
or
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

Common Stock, $0.01 par value - 9,799,808 shares as of August 5, 2011

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 1, 2011 and SEPTEMBER 30, 2010
(in thousands, except share and per share data)

	July 1,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash (see Accounting Policies note)	$-	$-
Accounts receivable, net of allowance	20,303	16,315
Inventories (see Inventories note)	17,481	12,068
Deferred income taxes	3,940	3,359
Other current assets	356	234
Total current assets	42,080	31,976

Fixed assets, net of accumulated depreciation (see Fixed Assets note)	18,195	13,098
Intangible assets, net of accumulated amortization (see Intangibles note)	6,077	331
Goodwill	13,810	58
Deferred income taxes (see Income Taxes note)	7,430	10,113
Other assets	192	106
Total assets	$87,784	$55,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,939	$2,899
Accounts payable	7,766	8,145
Accrued payroll and related expenses	2,212	2,279
Other accrued expenses	1,155	941
Customer deposits	406	-
Total current liabilities	18,478	14,264
Long-term debt (see Credit Facilities note)	38,438	15,999
Total liabilities	56,916	30,263

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 500,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value: 50,000,000 shares authorized; 10,811,188 and 10,100,589 shares issued, respectively	108	101
Additional paid-in capital	42,473	41,138
Accumulated deficit	(10,278)	(14,407)
Treasury stock, at cost: 1,015,458 and 1,012,873 shares, respectively	(1,435)	(1,413)
Total shareholders' equity	30,868	25,419
Total liabilities and shareholders' equity	$87,784	$55,682

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE-MONTH and NINE-MONTH PERIODS ENDED JULY 1, 2011 and JUNE 25, 2010
(in thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010

Net sales	$34,626	$26,095	$98,355	$69,387
Cost of sales	28,470	21,439	80,672	57,900
Gross profit	6,156	4,656	17,683	11,487
Selling and administrative expenses	3,533	2,388	9,774	5,922
Operating profit	2,623	2,268	7,909	5,565

Interest and financing expense	491	238	1,214	594
Other (income)/expense	4	17	134	205
Income before provision for income taxes	2,128	2,013	6,561	4,766

Provision for income taxes	795	775	2,432	1,739
Net income	$1,333	$1,238	$4,129	$3,027

Net income per common and common equivalent share:
Basic	$0.14	$0.14	$0.43	$0.34
Diluted	0.13	0.13	0.42	0.32

Weighted average number of common and common equivalent shares outstanding:
Basic	9,776,888	9,055,280	9,524,874	8,955,212
Diluted	10,021,932	9,629,326	9,932,446	9,606,748

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
NINE-MONTH PERIODS ENDED JULY 1, 2011 and JUNE 25, 2010
(thousands, except per share)
(Unaudited)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2009	$97	$40,632	$(19,062)	$(1,413)	$20,254

Stock compensation accruals		183			183
Directors' fees paid in stock		21			21
Restricted (non-vested) stock grants	1				1
Exercise of stock options	3	183			186
Employee stock plan purchases		8			8

Net income			3,027		3,027
Balances, June 25, 2010	$101	$41,027	$(16,035)	$(1,413)	$23,680

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Stock compensation accruals		345			345
Directors' fees paid in stock		26			26
Restricted (non-vested) stock grants	2				2
Exercise of stock options	4	333		(22)	315
Shares issued in SCB acquisition	1	608			609
Employee stock plan purchases		23			23

Net income			4,129		4,129
Balances, July 1, 2011	$108	$42,473	$(10,278)	$(1,435)	$30,868

Note: IEC has no items of other comprehensive income (OCI) in any period presented, and in accordance with FASB ASC 220-10-15, is not required to present captions for OCI or comprehensive income in its financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
NINE-MONTH PERIODS ENDED JULY 1, 2011 and JUNE 25, 2010
(thousands, except shares)
(Unaudited)

	Nine months ended
	July 1,	June 25,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,129	$3,027
Non-cash adjustments:
Stock-based compensation	345	183
Depreciation and amortization	2,188	725
Directors' fees paid in stock	26	21
(Gain)/loss on sale of fixed assets	2	(10)
Gain on corporate acquisition	(170)	-
Deferred tax expense	2,180	1,553
Changes in current assets and liabilities:
Accounts receivable	(2,412)	(1,771)
Inventories	(2,517)	654
Other current assets	(93)	(94)
Accounts payable	(939)	1,201
Accrued expenses	18	(81)
Customer deposits	406	(75)
Net cash flows from operating activities	3,163	5,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,244)	(1,004)
Proceeds from (net cost of) disposal of fixed assets	(2)	10
Acquisition of SCB, cash portion (see Acquisitions note)	(25,782)	-
Acquisition of Albuquerque (see Acquisitions note)	170	(15,111	)(a)
Net cash flows from investing activities	(29,858)	(16,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings under revolving line	10,374 (b)	4,127	(c)
Borrowings under other loan agreements	20,840	9,316
Repayments under loan agreements and notes	(4,735)	(1,518)
Proceeds from exercise of stock options	317	187
Proceeds from shares issued through employee purchase plan	23	8
Financing costs capitalized	(124)	(74)
Net cash flows from financing activities	26,695	12,046

Net cash flows for the period	0	1,274
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$1,274

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,200	$543
Income taxes	216	116
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$609	$-
Stock options exercised by delivering common shares	22	-

(a) During year following acquisition date, adjustments from seller reduced purchase price to $14,761.
(b) Revolver borrowings of $5,782 were utilized to partially fund December 2010 purchase of SCB.
(c) Revolver borrowings of $6,111 were utilized to partially fund December 2009 purchase of Albuquerque.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2011
(Unaudited)

NOTE 1.  OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low to medium volume, high mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

▪
A world class Technology Center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.

▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
▪	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters generally end on the Friday closest to the end of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque") formerly known as General Technology Corporation; and since December 17, 2010, Southern California Braiding, Inc. (“SCB”).  The Celmet unit acquired on July 30, 2010 operates as a division of IEC.  See further discussion of SCB, Albuquerque and Celmet in the Acquisitions note.  All significant intercompany transactions and accounts are eliminated in the consolidation process.

Unaudited Financial Statements

The accompanying unaudited financial statements for the nine months ended July 1, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's September 30, 2010 Annual Report on Form 10-K.

Reclassifications

Amounts in prior year financial statements are reclassified as necessary to conform to the current year presentation.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY.  Since cash receipts and disbursements repay or draw on IEC's revolving loan balance with M&T, cash balances are typically de minimis.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management's evaluation of collectability.  Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote.

Inventory Valuation

Inventories are stated at the lower of cost or market value under the first-in, first-out method.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over various estimated useful lives using the straight-line method.  Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.  At the time of retirement or other disposition of PP&E, cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in other income.

Depreciable lives generally used for PP&E are presented in the table below.  Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement.

Estimated
PP&E Lives	Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Leases

At the inception of a lease covering equipment or real estate, the Company evaluates the lease under criteria discussed in FASB ASC 840-10-25 (Leases).  Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases.  Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest.  For operating leases, payments are recorded as rent expense.  Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property.

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T and were leased back under a five-year operating lease.  The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Intangible Assets

One of SCB’s key attributes as an acquisition candidate was the favorable reputation it has established with a number of military and defense contractors.  The anticipated profitability of relationships with such customers was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related intangible asset.  Based upon several assumptions, a detailed analysis of value was completed and the amount allocated to customer intangible is $5.9 million.  The asset is being amortized over its fifteen-year estimated life under the straight-line method.

IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  That intangible is being amortized evenly over its contractual life.

While valuations of SCB’s intangible assets are preliminary and purchase price allocations are subject to change, any potential adjustment would primarily affect recorded goodwill rather than earnings.  The expected earnings impact of any such adjustment would be limited to changes in previously recorded amortization.

Albuquerque’s building and land were acquired in December 2009 subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  At date of acquisition, the tax abatement was valued at $360 thousand to be amortized over the remaining term of the bond which matures in March 2019.

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

Reviewing Long-Lived Assets for Potential Impairment

FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizing intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and carrying amount must be reduced to fair value. No impairment charges were recorded by IEC during 2010 or the first nine months of fiscal 2011.

Fair Value Measurements

Under FASB ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and mainly floating-rate borrowings.  IEC believes that recorded value approximates fair value for all such instruments.

FASB ASC 820 (Fair Value Measurements and Disclosures) defines fair value, establishes a framework for measurement, and prescribes related disclosures.  ASC 820 defines fair value as the price that would be received upon sale of an asset or would be paid to transfer a liability in an orderly transaction.  Inputs used to measure fair value are categorized under the hierarchy that follows.

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Quoted prices for similar assets or liabilities in markets whether active or not, and model-derived valuations based on observable inputs or value-drivers.

Level 3: Model-derived valuations using inputs for which active markets do not exist.

Incorporating level 2 or level 3 inputs into the measurement process requires significant judgment.  Level 2 inputs were used in valuing fixed assets acquired in connection with IEC's fiscal 2011 and 2010 business combinations.  Inputs of this nature included comparable sales values and depreciated cost values utilized in appraising acquired property and equipment.

Intangible asset valuations completed in connection with the Company's corporate acquisitions have been based on level 3 inputs.  The most significant such valuation, prepared for SCB's customer intangible, was derived from estimated future cash flows attributable to SCB's acquisition-date customer base.  Key input assumptions utilized in the valuation process included the rate of customer attrition, cost-of-sales percent, and discount rate.

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

Service revenues are generally recognized once the service has been rendered.  IEC enters into agreements with certain customers to provide material management services that may include some or all of: design, bid, procurement, testing, storage or other services relating to materials the customer expects to incorporate into equipment that it manufactures.  Through the term of these agreements, no manufacturing services are provided by IEC.  For these types of arrangements, which represented less than 5% of revenue and gross profits during the first nine months of fiscal 2011, the Company recognizes revenues in proportion to the services provided or materials procured to date as compared to the total services or materials covered by the agreement.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

FASB ASC 718 (Stock Compensation) requires equity awards granted to employees to be accounted for at fair value as of the date of grant.  Costs associated with the awards are recorded over periods the employees render requisite services (generally the vesting period).  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved.  Performance awards are accrued only if it is considered probable that the objectives will be achieved.

Income Taxes and Deferred Taxes

FASB ASC 740 (Income Taxes) requires recognition of "deferred" tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates that are scheduled to be in effect, based on currently enacted legislation, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset for which realization is not likely.

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

To be recognized in the financial statements, an uncertain tax position must have a greater-than-50% likelihood of ultimately being realized.  Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2007 through 2010.  The Company believes that it has no material uncertain tax positions.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding during each period.  Diluted earnings per common share are calculated by adding to weighted-average shares the incremental shares resulting from the assumed exercise of all potentially dilutive stock options, those with an exercise price below the average market price during the period.  Restricted (non-vested) shares are reported as outstanding from date of grant.  A summary of shares used in earnings per share calculations follows.

	Three months ended		Nine months ended
	July 1,	June 25,	July 1,	June 25,
Shares for EPS Calculation	2011	2010	2011	2010

Weighted avg. shares outstanding	9,776,888	9,055,280	9,524,874	8,955,212
Incremental shares from assumed exercise of stock options	245,044	574,046	407,572	651,536
Diluted shares	10,021,932	9,629,326	9,932,446	9,606,748

Options excluded from diluted shares due to exercise price being higher than average market price	10,000	30,000	10,000	30,000

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

Statements of Cash Flows

The Company prepares Consolidated Statements of Cash Flows utilizing the indirect method of reporting.  For businesses acquired during the periods presented, reported cash flows include cash disbursed to the sellers and normal business activity occurring subsequent to the acquisition date.

Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011.  Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income.  Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges.  Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement.  An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated.  IEC presently has no items classified as OCI and expects the update to have minimal effect on its financial statements.

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011.  The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS).  While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC.  The Company uses such inputs in valuing certain assets acquired in business combinations, and will be required to provide additional information regarding the sensitivity of derived values to changes in the inputs.

FASB Accounting Standards Update 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," was issued in December 2010 to be effective for fiscal years beginning after December 15, 2010.  The update clarifies that when prior period financial statements are presented, the assumed acquisition date for preparing pro forma information is to be the start of the year preceding the year of acquisition.  The update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments that affect the information presented.  IEC implemented this update during the quarter ended December 31, 2010.

FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," was issued in July 2010.  The update requires entities to (i) describe methods used to estimate the allowance for doubtful accounts; (ii) disclose policies for charging off uncollectible receivables; and (iii) present a summary of provisions, charge-offs and recoveries recorded in the allowance during each period.  No changes in accounting methods are required.  Period-end disclosures were required beginning in IEC's December 2010 quarter, and transaction-oriented disclosures have been required in subsequent periods.  IEC implemented the requirements of this update at September 30, 2010.

NOTE 2.  ACQUISITIONS

 SCB:  On December 17, 2010, IEC acquired substantially all of the assets of Southern California Braiding Company, Inc. of Bell Gardens, CA, a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets.  The contracted purchase price was $25.0 million, subject to adjustment for any increase or decrease in working capital between the contract date and the closing date.  The closing-date working capital adjustment amounted to $1.6 million, resulting in a $26.6 million price at closing.  $609 thousand was paid with 100,000 shares of newly issued IEC common stock and the $26.0 million remainder was paid with the cash proceeds from M&T borrowings.

As required under the asset purchase agreement, a further analysis and reconciliation of closing-date working capital was completed in May 2011, and an additional adjustment of $248 thousand was refunded to IEC.  The cash refund was recorded as a reduction in goodwill.  The agreement also provides for a potential further refund of purchase price if SCB’s gross sales and backlog for calendar year 2011 do not reach specified targets.

$3.1 million of the purchase price was deposited in escrow accounts to be released to the sellers or returned to purchaser under certain specified circumstances through March 31, 2012.  On February 3, 2011, $623 thousand of the escrow was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement.  The remaining $2.5 million remains in escrow subject to sellers' further performance under the agreement.

Selling shareholders entered into a five-year agreement not to compete with SCB, and the firm’s president continues in that capacity for SCB under IEC ownership.  Concurrent with the acquisition, the Company assumed operating leases for SCB's premises at an annual rent of approximately $350 thousand.

Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed.  If the purchase price is greater than the value of identifiable net assets acquired, as in the case of SCB, the difference is recorded as goodwill.  If net asset value exceeds the amount paid, the excess is recorded in other income as a gain.

Our current estimates of fair value for the assets acquired and liabilities assumed in the SCB acquisition are summarized below, as compared to estimates at the end of the prior quarter.  Adjustments in the current quarter resulted from the working capital analysis mentioned above and further refinement of asset appraisals and valuations.  Allocations of purchase price may be subject to further revision in amounts that could be material as appraisals and valuations continue to be reviewed by the Company and its advisors and auditors.

	As of December 17, 2010
	for 7/1/11	from 4/1/11
SCB Opening Balance Sheet	Form 10-Q	Form 10-Q
(thousands, except shares)
Accounts receivable, net	$1,576	$1,620
Inventories	2,896	2,790
Leasehold improvements	1,169	1,169
Machinery & equipment	1,344	3,177
Furniture & fixtures	236	236
Intangible assets	6,000	5,156
Goodwill	13,708	12,950
Deferred income taxes	122	106
Other assets	29	-
Total assets acquired	27,080	27,204

Accounts payable	$560	$503
Accruals and other liabilities	129	62
Total liabilities assumed	689	565
Net assets acquired/purchase price	$26,391	$26,639

Funded with bank debt	$25,782	$26,030
Funded with 100,000 shares of IEC common stock	609	609
Total funding for SCB acquisition	$26,391	$26,639

 Celmet:  On July 30, 2010, the Company acquired certain assets and liabilities of Celmet Co., Inc., a privately held, precision sheet-metal fabrication, component assembly and metal stamping company located in Rochester, NY.  The acquired business is being operated as the Celmet division of IEC.  The purchase price of $1.9 million was funded with senior bank debt, and the Company entered into a 48-month operating lease for Celmet’s operating facility at rental of approximately $190 thousand per year.

Fair values of the assets acquired and liabilities assumed in connection with the Celmet acquisition are summarized below.  An analysis in the most recent quarter of Celmet's tax attributes resulted in a $43 thousand reduction in deferred taxes and an offsetting increase in goodwill.  The price paid exceeded fair value of the net assets acquired by $101 thousand, which has been recorded as goodwill.

Celmet Division Opening Balance Sheet	July 30, 2010
(thousands)
Accounts receivable, net	$577
Inventories	364
Other current assets	23
Equipment	1,058
Goodwill	101
Deferred income taxes	19
Total assets acquired	2,142

Accounts payable	$214
Accruals and other liabilities	30
Total liabilities assumed	244
Net assets acquired/purchase price	$1,898
(Purchase price was funded with bank debt.)

Albuquerque:  On December 16, 2009, the Company acquired all of the stock of General Technology Corporation from Crane International Holdings, Inc.  The purchase price of $14.8 million was funded entirely with senior bank debt.  In April 2011, the Company changed the name of this subsidiary to IEC Electronics Corp.-Albuquerque.

The acquisition resulted in a gain of $588 thousand, $418 thousand of which was recognized during the fourth quarter of fiscal 2010.  The remaining $170 thousand was recorded in December 2010 upon IEC’s receipt of a purchase price refund from the seller.

During the twelve-month period following the Albuquerque acquisition, certain adjustments were made to the purchase price and to the valuation of assets and liabilities acquired as refunds were received and new information became available.  The summary of Albuquerque’s acquisition-date balance sheet provided below compares preliminary balances recorded in December 2009 with final balances reflected in IEC’s 2011 financial statements.

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

Operating and Pro Forma Results:  The table that follows displays revenue and earnings for SCB in 2011 and Albuquerque in 2010 for periods from the respective dates of acquisition to the end of the third quarters of both fiscal years.  Those amounts are included in IEC's consolidated financial statements.

The summary below also presents IEC's unaudited pro forma consolidated results for nine months of fiscal 2011 and 2010 as if the SCB, Celmet and Albuquerque acquisitions had occurred on the first day of the year prior to the year of acquisition.  The pro forma results combine IEC's actual consolidated results for the nine-month periods with revenue and earnings generated by SCB, Celmet and Albuquerque for any time-periods within the nine months that they were not members of the IEC consolidated group.  While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB, Celmet, Albuquerque and IEC.  The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the acquisitions on the earlier dates, nor are they necessarily indicative of future results.

	Nine months ended
Operating Results of Acquired Businesses	July 1,	June 25,
and IEC Pro Forma Results	2011	2010
(in thousands, except share and per share data)	(Unaudited)

SCB results in 2011 and Albuquerque results in 2010 from respective dates of acquisition
Net sales	$8,332	$12,098
Income before income taxes	1,126	2,073
Net income	676	1,316

IEC pro forma results as if SCB, Celmet and Albuquerque were acquired in the year prior to the year of acquisition
Net sales	$102,286	$90,518
Income before income taxes	7,165	6,696
Net income	4,491	4,178

Earnings per share:
Basic	$0.47	$0.46
Diluted	0.45	0.43

Weighted average common and common equivalent shares:
Basic	9,552,976	9,055,212
Diluted	9,960,548	9,706,748

In developing pro forma (as if combined) financial results, the acquirees’ pre-merger data is adjusted to account for some of the changes expected to result from operating the entities as part of the IEC consolidated group.  For example, depreciation will change due to asset revaluations; newly identified intangibles will be amortized; interest will be incurred on acquisition-related debt; and certain expenses will decrease or increase based on the manner in which IEC intends to operate the entity.  As mentioned above, certain other expected changes, such as potential revenue increases, are not factored into the pro forma information.  A summary of adjustments made in preparing IEC’s pro forma information above is provided in the table that follows.

	Nine months ended
Adjustments Used in Arriving at	July 1,	June 25,
Pro Forma Results in Table Above	2011	2010
(in thousands, except share data)	(Unaudited)
	Increase (decrease)
Sales
Eliminate sales to former affiliate	$-	$(73)

Cost of sales
Eliminate cost of sales to former affiliate	$-	$(104)
Depreciation expense	65	459
Other	-	(46)
Total cost-of-sales adjustments	$65	$309

Selling and administrative expenses
Compensation	$(458)	$(1,572)
Sales/marketing expenses	(248)	(582)
Insurance premiums	(62)	(234)
Legal and accounting expenses	(154)	(430)
Amortization of intangibles	87	310
Other	(165)	(497)
Total selling and administrative expense adjustments	$(1,000)	$(3,005)

Interest expense
Interest on acquisition debt	$203	$930
Other	(1)	(24)
Total interest expense adjustments	$202	$906

Other (income) expense
Costs of integrating acquirees' information systems	$-	$150
Other	(109)	40
Total other (income) expense adjustments	$(109)	$190

Weighted average common shares outstanding
Shares of IEC common stock issued to acquire SCB		100,000
Weighted shares relating to pre-acquisition period	28,102

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of allowance for doubtful accounts activity for the nine-month periods ending July 1, 2011 and June 25, 2010:

	Nine months ended
	July 1,	June 25,
Allowance for Doubtful Accounts	2011	2010
	(thousands)
Allowance, beginning of period	$250	$85

Allowances of acquired companies	25	-
Provision for doubtful accounts	41	51
Write-offs	(15)	(6)
Recoveries	1	-
Allowance, end of period	$302	$130

NOTE 4.  INVENTORIES

A summary of inventory by category follows:

	July 1,	September 30,
Inventories	2011	2010
	(thousands)
Raw materials	$10,225	$7,993
Work-in-process	7,354	3,974
Finished goods	1,164	1,012
Total inventories	18,743	12,979
Reserve for excess/obsolete inventory	(1,262)	(911)
Inventories, net	$17,481	$12,068

NOTE 5.  FIXED ASSETS

Fixed assets and accumulated depreciation consist of the following:

	July 1,	September 30,
Fixed Assets	2011	2010
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,790	9,581
Leasehold improvements	1,182	-
Machinery and equipment	20,512	15,434
Furniture and fixtures	5,337	4,833
Total fixed assets, at cost	38,377	31,404
Accumulated depreciation	(20,182)	(18,306)
Net fixed assets	$18,195	$13,098

NOTE 6.  INTANGIBLE ASSETS

Intangible assets by category, amortization expense for the periods, and estimated future amortization are presented below:

	July 1,	September 30,
Intangible Assets	2011	2010
	(thousands)
Customer relationships	$5,900	$-
Property tax abatement	360	360
Non-compete agreement	100	-
Total intangibles, at cost	6,360	360
Accumulated amortization	(283)	(29)
Net intangible assets	$6,077	$331

	Nine months ended
	July 1,	June 25,
Amortization Expense	2011	2010
	(thousands)
Amortization expense, relating to intangibles	$254	$20

Estimated
future
Future Amortization	amortization
(thousands)
Three months ending September 30,
2011	$113
Years ending September 30,
2012	$452
2013	452
2014	452
2015	452
2016	437

NOTE 7.  CREDIT FACILITIES

A summary of borrowings at July 1, 2011 and September 30, 2010 follows:

	Fixed/				Balances
	Variable		Interest Rate		July 1,	September 30,
Debt	Rate	Maturity	7/1/11	9/30/10	2011	2010
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.46	3.50	$16,197	$5,823
SCB term loan	v	12/17/15	3.69	-	17,666	-
Abq term loan	v	12/16/14	3.69	3.75	3,578	4,250
Abq mortgage loan	v	12/16/14	3.69	3.75	3,417	3,800
Celmet term loan	v	07/30/15	3.69	3.75	1,633	1,933
Equipment loans (2), variable	v	12/17/13	3.69	3.75	991	273
Equipment loans (3), fixed	f	11/01/12	3.05	3.07	349	521
Term loan	f	01/01/12	6.70	6.70	152	435
Energy loan	f	04/02/13	2.08	2.08	71	105

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	4.00	4.00	1,223	1,658
Abq industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					45,377	18,898
Less: current portion					(6,939)	(2,899)
Long-term debt					$38,438	$15,999

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, not as debt.
Abq = Albuquerque

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010.  The new arrangement added a $20.0 million term loan to be used for the SCB acquisition; increased the revolving credit facility by $5.0 million to $20.0 million; eliminated a minimum threshold for variable interest tied to Libor (London interbank offered rate); and modified certain other provisions as discussed below.  The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement.  Except as otherwise noted below, Revolver and Term Loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies based on the Company's ratio of debt to EBITDARS, as defined.  Individual facilities provided under the agreement are as follows:

(a) Revolving Credit Facility (“Revolver”):  Up to $20 million is available through December 17, 2013.  The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million.  At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver.  Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.  At July 1, 2011, the upper limit on Revolver borrowings was $20.0 million.  Average outstanding balances amounted to $12.1 million and $6.3 million during the nine-month periods ended July 1, 2011 and June 25, 2010, respectively.

Unused commitments under the Revolver are subject to a 0.375% fee, which amounted to $11 thousand for the nine months ended July 1, 2011.  This fee varies based on IEC's ratio of debt to EBITDARS.

(b) SCB Term Loan:  $20 million was borrowed on December 17, 2010 and principal is being repaid in 60 equal monthly installments.

(c) Albuquerque Term Loan:  $5 million was borrowed on December 16, 2009, and principal is being repaid in 60 equal monthly installments.

(d) Albuquerque Mortgage Loan:  $4 million was borrowed on December 16, 2009.  The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment at maturity.

(e) Celmet Term Loan:  $2 million was borrowed on July 30, 2010, and principal is being repaid in 60 equal monthly installments.

(f) Equipment Line of Credit:  Up to $1.5 million, reduced by outstanding loans, is available through December 17, 2011.  The line is utilized for purchases of capital equipment, and borrowings under the line are supported by separate notes that specify fixed or variable interest, as selected by the Company, and principal repayment terms.  Equal payments of principal are being made over 48 months for four of the loans and over 60 months for one loan.

(g) Term Loan:  $1.7 million was borrowed on May 30, 2008.  The interest rate on this loan is fixed at 6.70%, and principal is being repaid in monthly installments of $28 thousand.  The loan's original repayment period of 60 months was shortened as a result of a $0.5 million prepayment made in the fourth quarter of fiscal 2008.

(h) Energy Loan (also referred to as the "NYSERDA” loan):  $0.2 million was borrowed under this facility for which interest is subsidized by New York State and fixed at 2.08% for the term.  Principal is being repaid in 60 equal monthly installments.

Other Credit Facilities

(i) Seller Notes:  The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes totaling $3.8 million that were given to the sellers.  These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments of $160 thousand, including interest.

(j) Albuquerque Industrial Revenue Bond:  When IEC acquired Albuquerque, the Company assumed responsibility for an Industrial Revenue Bond issued by the City of Albuquerque.  Interest on the bond is paid semiannually and principal is due in its entirety at maturity.

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC, Wire and Cable, Albuquerque, Celmet, and SCB and a mortgage encumbering property in Albuquerque, as mentioned above.  The Agreement also contains various affirmative and negative covenants including financial covenants.  The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed-charge coverage ratio as described in the table below.  The Company was in compliance with the three covenants at July 1, 2011.

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt.  Rental payments amount to $389 thousand per year, and payments remaining at July 1, 2011 total $746 thousand.

Actual at
Debt Covenant	Limit	July 1, 2011
Quarterly EBITDARS (000's)	Must be above $1,500	$ 3,721
Total debt to EBITDARS	Must be below 3.50x	2.71x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.19x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

Aggregate contractual principal payments under IEC's borrowings for the next five years are summarized below:

Contractual
principal
Debt Repayment Schedule	payments
(thousands)
Three months ending September 30,
2011	$1,236
Years ending September 30,
2012	6,888
2013	6,541
2014*	22,158
2015	7,454
2016	1,000
2017 and thereafter	100
$45,377

*Includes Revolver balance of $16,197 as of July 1, 2011.

NOTE 8.  INCOME TAXES

The provisions for income taxes for the three- and nine-month periods are presented below:

	Three months ended		Nine months ended
	July 1,	June 25,	July 1,	June 25,
Income Tax Provision	2011	2010	2011	2010
	(thousands)
Provision for income taxes	$795	$775	$2,432	$1,739

The estimated annual effective income tax rate for the three months ended July 1, 2011 was 37.4% compared with 38.5% for the three months ended June 25, 2010.  The estimated annual effective income tax rate for the nine months ended July 1, 2011 was 37.1% compared with 36.5% for the nine months ended June 25, 2010.  The increase in the nine-month rate is primarily the result of additional state tax expense attributable to the Company’s recent acquisition of SCB.

IEC has a federal net operating loss carryforward (“NOL”) for income tax purposes of approximately $33.2 million as of September 30, 2010, expiring mainly in years 2020 through 2025.  It is estimated that the federal and state NOLs will produce future tax benefits totaling $11.9 million, as reflected in the Company’s income tax returns.

In addition, $1.7 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2017.  Since these credits cannot be utilized until the New York net operating loss carryforward is exhausted, and we do not currently envision being able to utilize all of these tax credits, they are fully reserved for in the Company’s deferred tax valuation allowance.  As the credits expire unused, the deferred tax asset and offsetting valuation allowance will be reduced.

NOTE 9.  WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date.  An analysis of additions to and charges against IEC's consolidated warranty reserves during the nine-month periods ended July 1, 2011 and June 25, 2010 is provided below.

	Nine months ended
	July 1,	June 25,
Warranty Reserve	2011	2010
	(thousands)
Reserve, beginning of period	$303	$111

Reserves of acquired companies	62	376
Provision	404	71
Warranty costs	(269)	(175)
Reserve, end of period	$500	$383

NOTE 10.  STOCK-BASED COMPENSATION

Under IEC's 2001 Stock Option and Incentive Plan, as amended from time to time, officers, key employees, directors and other individuals may be granted stock options, restricted (non-vested) stock and other types of equity awards.  The plan, which expires in December 2011, was approved by shareholders in February 2002.  Up to 3,100,000 common shares were authorized for issuance under the plan, and 209,292 and 461,106 shares remained available for grant at July 1, 2011 and September 30, 2010, respectively.

At the January 2011 Annual Meeting of Shareholders, a new plan entitled the 2010 Omnibus Incentive Compensation Plan was voted on and approved by our shareholders.   The plan, which will be administered by the Compensation Committee of the Board of Directors, provides for grant of the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Over a term of ten (10) years, up to 2,000,000 common shares may be issued.  Through July 1, 2011, no awards have been made under the 2010 Plan.

The Compensation Committee intends to continue making awards under the 2001 Plan for the remainder of its term, as long as shares remain available for grant.  Further information regarding stock options and restricted shares under the 2001 plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model, and amortizes the computed value as compensation cost over the vesting period.  A summary follows of assumptions used in the model and the estimated value of options granted during the first nine months of fiscal 2011 and 2010.

	Nine months ended
	July 1,	June 25,
Valuation of Options	2011	2010

Assumptions for Black-Scholes:
Risk-free interest rate	1.90%	2.35%
Expected term in years	4.9	4.9
Volatility	53%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	71,500	105,382
Weighted average fair value/share	$2.82	$2.27
Fair value of options granted (000's)	$202	$239

Changes in the number of options outstanding during the first nine months of 2011 and 2010, together with the number exercisable at period end, are summarized below.

	Nine months ended
	July 1, 2011		June 25, 2010
		Wgtd Avg.		Wgtd Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding at September 30, 2010 and 2009, respectively	764,595	$1.66	973,722	$1.10

Granted	71,500	6.07	105,382	4.88
Exercised	(431,246)	0.78	(228,567)	0.83
Forfeited	(4,000)	5.17	(92,408)	1.73
Outstanding at end of period	400,849	$3.35	758,129	$1.60

For exercisable options at period end:
Number exercisable	85,958	$1.37	440,743	$0.72
Wgtd. avg. remaining term, in years	2.5		2.4

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, holders have all the rights and privileges of any other IEC common shareholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is amortized as stock compensation expense over the vesting period.  A summary of restricted stock activity and balances during the nine-month periods ending in July 2011 and June 2010 is presented below, along with the amount of restricted stock expense yet to be recognized.

	Nine months ended
	July 1, 2011		June 25, 2010
	Number of	Wgtd Avg.	Number of	Wgtd Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding at September 30, 2010 and 2009, respectively	122,098	$4.10	10,000	$3.41

Granted	173,960	6.67	145,351	4.04
Becoming vested	(17,050)	4.26	-	-
Forfeited	(3,000)	8.70	(25,753)	3.68
Outstanding at end of period	276,008	$5.75	129,598	$3.72

For non-vested shares at period end:
Expense not yet recognized (000s)		$1,300		$449
Wgtd. average remaining years for vesting		2.5		3.0

NOTE 11.  INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales according to the industry sector within which IEC's customers operate is presented below.

	Three months ended		Nine months ended
	July 1,	June 25,	July 1,	June 25,
% of Sales by Sector	2011	2010	2011	2010

Military & Aerospace	50%	64%	52%	59%
Industrial & Communications	28%	24%	27%	29%
Medical & Other	22%	12%	21%	12%
	100%	100%	100%	100%

Individual customers representing over 10% of sales accounted for 15% of sales in the 2011 nine-month period, and 13% in the 2010 nine-month period.  Individual customers representing over 10% of receivables accounted for 15% of outstanding balances at July 1, 2011, and 12% at June 25, 2010.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history.  IEC generally does not require customers to post collateral.

NOTE 12.  LITIGATION

There are no material, pending legal proceedings that involve IEC, its subsidiaries or their properties.  From time to time, the Company may be involved in legal actions in the ordinary course of its business.  However, management does not believe that any such proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment.  Leases for buildings occupied by IEC's businesses expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB primarily in September 2013.  These operating leases generally contain renewal options and provide for payment of executory costs by the lessee (the Company).  Executory costs typically include taxes, insurance and maintenance.  Approximate minimum lease obligations for the next five years, together with rent expense incurred during the year-to-date periods covered by these financial statements, are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Three months ended September 30,
2011	$324
Years ending September 30,
2012	$1,289
2013	940
2014	249
2015	16
2016	3

Total rent expense for nine-month periods ended:
July 1, 2011	$1,057
June 25, 2010	556

NOTE 14.  RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  Company contributions on behalf of Albuquerque employees totaled $26 thousand during the nine months ended July 1, 2011, and $15 thousand during the comparable 2010 period.  There were no other Company contributions to the plan.

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

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result.  We proactively invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 certified; an NSA approved supplier under the COMSEC standard; and ISO 13485 certified to serve the medical market sector.  Four of our units (IEC in Newark, NY, Wire and Cable in Victor, NY, Albuquerque in New Mexico, and SCB in California) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered.  In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry.

We have identified and gained entry into advantageous markets through our strategic acquisitions and by leveraging across our business our ability to provide products of the highest quality and reliability, including significantly complex assemblies that we are able to produce efficiently even in smaller quantities.  Currently, the markets we serve include the military, aerospace, communications, medical, and a variety of industrial sectors.

We continue to invest in improving our management bench strength and employee skills, our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage the growth in volume and complexity.

Nine-Month Results

A summary of selected income statement amounts for the first three quarters of fiscal 2011 and 2010 follows:

	Nine months ended
	July 1,	June 25,
Income Statement Data	2011	2010
	(thousands)

Net sales	$98,355	$69,387
Gross profit	17,683	11,487
Selling & administrative expense	9,774	5,922
Interest & financing expense	1,214	594
Other (income)/expense	134	205
Income before taxes	6,561	4,766
Provision for income taxes	2,432	1,739
Net income	$4,129	$3,027

IEC’s top-line growth for the first nine months of 2011 is significant, improving 42% over the level of sales generated in the year-ago period.  The three businesses acquired during the past nineteen months account for 53% of the increase, while our continuing operations produced 47% of the growth.  IEC’s 20% organic sales increase was fueled by expansion of our product offerings and by furthering our sales efforts in certain market sectors, particularly medical.  While ongoing programs represent the core of our business, significant revenue growth in recent periods has come from expansion into sectors within which we were previously less active.  The inroads made in the medical equipment sector in recent years, for example, have benefited our business in both volume and diversification.  The medical/other sector now generally represents over 20% of our business, up from approximately 8% during fiscal 2009.  In terms of absolute sales dollars, IEC's business in all three sectors has increased significantly during the past year, with military/aerospace up 25%, industrial/communications up 32% and medical/other more than doubling in the first nine months of 2011.

Our nine-month gross profit is well above last year’s, increasing from 16.6% to 18.0% of sales.  Progress made with respect to continuing operations is a direct result of our focus on training; adding cost-effective capital equipment; redesigning processes to incorporate lean-manufacturing concepts; and the accretive margins associated with our acquisitions.  Significant sales increases have also enabled our continuing businesses to further leverage existing resources and infrastructure.

Selling and administrative ("S&A") expense increases in relation to the year-ago, nine-month period reflect the addition of three new businesses since the start of 2010, two of which were not present in the year-ago period and one that was present for only 6.5 months.  As a percent of sales, expenses have risen from 8.5% in 2010 to 9.9% in the current year, with 0.2% of the increase representing the amortization of intangible assets resulting from the SCB acquisition.  SCB also operates with a somewhat higher cost structure than our other units, but in return typically generates more favorable product margins.  S&A expenses also include salaries for certain positions added to execute the Company’s growth strategies and the increased cost associated with IEC's health insurance program for employees.  We remain focused on cost control and believe that near-term targets for consolidated S&A expense in the range of 10% of sales will enable us to meet our commitments to investors, employees and other stakeholders.

We have used bank borrowings to fund 99% of the cost of our three acquisitions during the past nineteen months.  As a result of the acquisitions, the Company’s interest costs, which have been incurred at rates ranging from approximately 3.50% to 4.00%, have increased from $594 thousand in the first nine months of fiscal 2010 to $1.2 million this year.  With respect to ongoing operations, the Company is committed to managing working capital, maximizing positive cash flow and reducing the level of debt and interest expense. Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and various gains or losses.  In the first three quarters of fiscal 2011 and 2010, such items included acquisition-related legal, accounting, valuation and travel expenses and minor gains/losses from the sale of fixed assets.  In 2011, the line-item also includes a $170 thousand gain from the acquisition of Albuquerque, which resulted from a purchase price adjustment received in December 2010.

Our upward trend in pretax income produced a generally corresponding increase in income tax expense as compared to the prior year.  In addition, our effective income tax rate rose slightly, from 36.5% in 2010 to 37.1% in 2011, mainly as a result of incremental state taxes associated with the Company's recent acquisitions.  In the near-term, IEC’s federal and New York State taxable income is sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards are not available to offset taxable income generated in the states of New Mexico and California by Albuquerque and SCB, respectively.  The Company’s federal net operating loss carryforward at the beginning of fiscal 2011 amounted to approximately $33.2 million.

Three-Month Results

A summary of selected income statement amounts for the third quarters of fiscal 2011 and 2010 follows:

	Three months ended
	July 1,	June 25,
Income Statement Data	2011	2010
	(thousands)

Net sales	$34,626	$26,095
Gross profit	6,156	4,656
Selling & administrative expense	3,533	2,388
Interest & financing expense	491	238
Other (income)/expense	4	17
Income before taxes	2,128	2,013
Provision for income taxes	795	775
Net income	$1,333	$1,238

IEC’s top-line growth for the third quarter of 2011 was significant, improving 33% over the level of sales generated in the year-ago period.  The two businesses acquired since the end of last year's third quarter accounted for 59% of the increase, while our continuing operations produced 41% of the growth.  IEC’s 14% organic sales increase was achieved by expanding our product offerings and by furthering our sales efforts in certain market sectors, particularly medical.  While ongoing programs represent the core of our business, significant revenue growth in recent periods has come from expansion into sectors within which we were previously less active.  The inroads made in the medical equipment sector during the past two years, for example, have significantly benefited our business in terms of both volume and diversification.  The medical/other sector now generally represents over 20% of our business, up from approximately 8% during fiscal 2009.  In terms of absolute sales dollars, IEC's business in all three sectors has increased over levels realized in the year-ago quarter, with military/aerospace up 4%, industrial/communications up 55% and medical/other more than doubling in the third quarter of 2011.

Third quarter gross profit grew by 32% and represented 17.8% of sales, the same as in the year-ago quarter and increasing from 16.8% earned for the year 2010.  Progress made with respect to gross margin from continuing operations is a direct result of our focus on training, adding cost-effective capital equipment, and redesigning processes to incorporate lean-manufacturing concepts.

Selling and administrative expense increases in the quarter reflect the addition of two new businesses within the past year.  As a percent of sales, expenses have risen from 9.2% in 2010 to 10.2% in the current quarter, with 0.3% of the increase representing the amortization of intangible assets resulting from the SCB acquisition.  SCB also operates with a somewhat higher cost structure than our other units, but in return typically generates more favorable product margins.  S&A expenses also include salaries for certain positions added to execute the Company’s growth strategies and cost increases resulting from improvements in IEC's health insurance program.  We remain focused on cost control and believe that near-term targets for consolidated S&A expense in the range of 10% of sales will enable us to meet our commitments to investors, employees and other stakeholders.

IEC used bank borrowings to fund 98% of the cost of the two corporate acquisitions made since mid-2010.  While we have invested approximately $28 million in the acquired businesses, our borrowings have grown by only approximately $26 million since the start of the third quarter of 2010.  As a result of the acquisitions, the Company’s interest costs, which have been incurred at rates ranging from approximately 3.50% to 4.00%, have increased from $238 thousand in the third quarter of 2010 to $491 thousand this year.  With respect to ongoing operations, the Company is committed to managing working capital, maximizing positive cash flow and reducing the level of debt and interest expense.  Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and gains or losses on the disposition of fixed assets.  Minor items of this nature totaled $4 thousand in the 2011 quarter and $17 thousand in 2010.

The Company's effective income tax rate of 37.4% for the third quarter of 2011 was 1.1% lower than the rate for the comparable 2010 period.  The slightly elevated rate in the 2010 quarter was caused by adjusting the nine-month tax provision to account for higher state income taxes associated with the Albuquerque acquisition.  In the near-term, IEC’s federal and New York State taxable income is sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards are not available to offset taxable income generated in the states of New Mexico and California by Albuquerque and SCB, respectively.  The Company’s federal net operating loss carryforward at the beginning of fiscal 2011 amounted to approximately $33.2 million.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $8.7 million in the nine months ended July 1, 2011, compared to $5.5 million for the same period in 2010.  The increase was produced by a $1.1 million increase in net income and higher add-backs for non-cash expenses such as depreciation and deferred taxes.  Working capital balances invested primarily in receivables and inventories for our growing businesses utilized $5.5 million of cash flow in 2011 versus $0.2 million in the prior year.

Investing activities utilized $29.9 million of cash flow in the first three quarters of 2011, compared to $16.1 million in 2010.  In December 2010, we acquired SCB for cash of $25.8 million plus common stock, while in the prior year period $15.1 million was disbursed to acquire Albuquerque.  Equipment added in 2011 to enhance productivity and facilitate growth amounted to $4.2 million, compared to $1.0 million in the 2010 nine-month period.

Bank funding for acquisitions, through term loans, a mortgage loan and the Revolver, represented most of the cash generated from financing activities in both nine-month periods.  During 2011, the Company also drew on its Revolver and equipment line to fund fixed asset additions and approximately $1.4 million of scheduled debt service.  In the comparable 2010 period, favorable operating cash flows and a lower level of fixed asset additions enabled us to partly pay down Revolver borrowings used in the Albuquerque acquisition.

As of July 1, 2011, Revolver borrowings amounted to $16.2 million, and the maximum available under the line of credit was $20.0 million.  The Revolver and all of IEC's borrowings are discussed in the Credit Facilities note to the consolidated financial statements contained in this Form 10-Q.  The Company believes that liquidity is sufficient to satisfy operating requirements during the next twelve months.

The Company’s financing arrangement with M&T contains various affirmative and negative covenants, including financial covenants.  We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio.    The Company was in compliance with each of the covenants on July 1, 2011, as summarized in a table provided in the Credit Facilities note to the consolidated financial statements.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

A discussion of IEC’s critical accounting policies appears in the Company’s previously filed Annual Report on Form 10-K for the year ended September 30, 2010.  Through July 1, 2011, there have been no material changes in policies previously identified by IEC as critical.  However, in light of the SCB acquisition, the Company has designated two additional policies as being critical (Intangible Assets and Goodwill) and has provided expanded discussion of both in the Accounting Policies note to the consolidated financial statements included in this Form 10-Q.

Recently Issued Accounting Standards

See the latter part of the Accounting Policies note to the consolidated financial statements for a discussion of applicable new accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  As of July 1, 2011, the Company had $43.5 million of debt with variable interest rates and $1.9 million with fixed rates.  Interest rates on variable loans are based on Libor and change frequently, causing interest on such loans to vary from period to period.  A sensitivity analysis as of July 1, 2011 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $435 thousand.

The Company is exposed to credit risk to the extent of non-performance by M&T under the Credit Agreement.  The bank's credit rating (reaffirmed A- by Fitch in June 2011) is monitored by the Company, and credit loss arising from M&T's non-performance is not anticipated.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures:  Excluding Celmet and SCB, which are addressed later in this section, an evaluation was performed, under the supervision and with the participation of IEC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the business has disclosure controls and procedures that were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by IEC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and that such information is accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures.  The Celmet operation will be evaluated and management will report on the effectiveness of controls for that operation in the Form 10-K filing for the year ended September 30, 2011.  The SCB operation will be evaluated and management will report on the effectiveness of controls for that operation in the Form 10-Q filing for the first quarter of fiscal 2012.

Changes in internal control over financial reporting:   During the three months ended July 1, 2011, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control systems:  IEC's management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  Because of inherent limitations in any such control system (e.g. faulty judgments, simple human error, or intentional circumvention), none can provide absolute assurance that the objectives of the control system are met.  Moreover, the benefits of a control system must be considered relative to the costs of the control system.  The design of any system is based in part upon management’s judgment regarding the likelihood of future events, and the implications those judgments have on the cost/benefit of various controls.  Simply stated, there can be no assurance that any control will succeed in achieving its goal under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

There are no material, pending legal proceedings to which IEC or its subsidiaries are a party or of which any of their property is subject.  To our knowledge, there are no material legal proceedings to which any director, officer or affiliate of IEC, or any beneficial owner of more than five percent of common stock, or any associate of any of the foregoing, is a party that would be adverse to IEC or its subsidiaries.

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
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the interactive files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

August 11, 2011	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

August 11, 2011	/s/ Susan E. Topel-Samek
Susan E. Topel-Samek
Vice President and Chief Financial Officer