Form 10-K
period 2011-09-30
IEC ELECTRONICS CORP
filed 2011-12-16
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011
or
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
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No  ☒

At April 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $65,854,074 (based on the closing price of the registrant’s common stock on NYSE Amex on such date).  Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity under certain circumstances may be deemed to be an affiliate.  Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of December 7, 2011, there were 9,823,075 shares of common stock outstanding.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence  on  certain industries; variability of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document.

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

PART I
ITEM 1.  BUSINESS

Overview

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

▪
A Technology Center embedded in our Newark operation that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.

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

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result.  We proactively invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 certified; an NSA approved supplier under the COMSEC standard; and ISO 13485 certified to serve the medical market sector.  Five of our units (IEC in Newark, NY, Wire and Cable in Victor, NY, Albuquerque in New Mexico, Celmet in Rochester, NY and SCB in California) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered.  In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry.  The Newark, NY location's environmental systems are ISO 14001:2004 certified.

     We evaluate emerging technologies on an ongoing basis to maintain a technology roadmap so that relevant processes and advances in new equipment are available to our customers when commercial and design factors warrant.  The current generation of interconnection technologies includes chip-scale packaging and ball-grid-array (BGA) assembly techniques.  We have placed millions of plastic and ceramic BGA's since 1994.  Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory and our Design Engineering Group.

The technical expertise of our experienced workforce enables us to build the most advanced electronic, wire & cable, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Recent Acquisitions

Since May 2008, we have executed several strategic acquisitions that advanced our capability to support existing and potential customers in the EMS market.

On December 17, 2010, we acquired the assets of  Southern California Braiding Co., Inc., a privately held company principally engaged in providing wire and cable products to military and defense markets. The business is now operated through IEC’s subsidiary, Southern California Braiding, Inc. (“SCB”). With this acquisition, IEC reinforced its foundation as a premier provider of high-reliability contract manufacturing services.  SCB specializes in providing its customers, including military ‘primes’ and NASA, with complex cables and wire harnesses built to withstand the demands of extreme environments.  The acquisition further diversified IEC’s customer base, and enables us to complement and expand our existing wire and cable business that itself is the outgrowth of a 2008 acquisition.  SCB is located in the Los Angeles metropolitan area (Bell Gardens, CA).

On July 30, 2010, we acquired the assets of Celmet Co., Inc. (“Celmet”), a privately held manufacturer of metal chassis and assemblies located in Rochester, NY.  IEC previously outsourced the manufacture of thousands of such chassis each year, and this acquisition has ensured the Company a steady supply of high quality units.  In addition, Celmet serves the same military and industrial markets as IEC, and the acquisition has enabled us to expand our offerings in those markets.  Celmet operates as a division of IEC.

On December 16, 2009, the Company acquired the stock of General Technology Corporation from Crane International Holdings, Inc.  The acquired business employed complementary technologies and served markets similar to IEC’s.  In April 2011, the entity's name was changed to IEC Electronics Corp - Albuquerque ("Albuquerque").  Our Albuquerque operation occupies an important niche in the military and defense markets by supporting its customers in managing their legacy products and programs.  Located in Albuquerque, NM, the acquisition broadened IEC’s product mix and further diversified our customer base.

On May 30, 2008, IEC acquired the stock of Val-U-Tech Corp., a wire-harness and cable-interconnect business located in Victor, NY.  In 2009, Val-U-Tech was renamed IEC Electronics Wire and Cable, Inc.  (“Wire and Cable”).  Wire and Cable is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors.  Wire and Cable manufactures high-quality, custom cable and wire-harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds.

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was originally organized in 1966.  Executive offices are located at 105 Norton Street, Newark, New York 14513.  Our telephone number is 315-331-7742, and our Internet address is www.iec-electronics.com.

The Electronics Contract Manufacturing Services ("EMS") Industry

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

OEMs increasingly require EMS providers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis, in which the OEM supplies all materials and the EMS provider supplies labor. Turnkey contracts involve design, manufacturing and engineering support, the procurement of all materials, sophisticated in-circuit and functional testing, and distribution.

IEC's Strategy

We endeavor to develop long-term manufacturing partnerships with established and emerging OEM's that value high-reliability final assemblies for their military, aerospace, medical, industrial, homeland security and communications businesses.  In implementing this strategy, we offer our customers a full range of manufacturing solutions, flexibility in production, high quality, fast turnaround, and sophisticated computer-aided testing.

We generally enter into formal agreements with our OEM customers that may provide fixed pricing for one year and allow for rolling forecasts of customer requirements.  Pricing is typically subject to adjustment for customer changes that affect our costs.  In the early stages of product or program design, we frequently work with customers to evaluate the manufacturability and testability of their products, with the objective of enhancing quality and reducing the overall cost of ownership for our customers.

Competition

The EMS industry is highly fragmented and characterized by intense competition.  We believe that the principal competitive factors in the EMS market include: technology capabilities, quality and range of services, cost, responsiveness and flexibility.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers.  Some of our competitors include Flextronics International LTD., Benchmark Electronics, Inc. and Plexus Corp.  We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

Products and Services

We manufacture a wide range of assemblies that are incorporated into many different products, such as military and defense systems, transportation products, wireless communication systems, and medical systems and instruments.  We support multiple divisions and product lines for many of our customers and frequently manufacture successive generations of products.  In some cases, we are the sole EMS contract manufacturer for the customer site or division.

Materials Management

We generally procure materials to meet specific contract requirements and are often protected by contract terms that call for reimbursement to us in the event a contract is terminated by the customer.  Whether purchased by us or supplied by a customer, materials are tracked and controlled by our internal systems throughout the manufacturing process.

Availability of Components

Our revenues are principally derived from turn-key services that involve the acquisition of raw and component materials, often from a limited number of suppliers, to be manufactured in accordance with each customer's specifications.  While we are well positioned with supplier relationships and procurement expertise, potential shortages of components in the world market could materially adversely affect our revenue levels or operating efficiencies.

Suppliers

Although we depend on a limited number of key suppliers, as a result of strategic relationships we have established with them, the Company frequently benefits from one or more of the following enhancements: automated trading methodologies; segregation of supplier-owned materials for IEC; reduced lead-times; competitive pricing; favorable payment terms; preference during periods of limited supply; and access to global resources.  We have preferred supplier partnership agreements in place to support our business generally and to ensure access to custom commodities such as printed circuit boards.

For the year ended September 30, 2011, IEC obtained 53% of the materials used in production from two vendors, Arrow Electronics, Inc. and Avnet, Inc.  If either of these vendors were to cease supplying us with materials for any reason, this would force us to find alternative sources of supply.  A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Marketing and Sales

Revenues have increased significantly during the past year, the result of recently acquired companies, the addition of several new customers and increasing orders from existing customers.  We utilize a direct sales force as well as a nationwide network of manufacturer's representatives.  Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise.  For example, we focus on customers that are developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

Typically, the demand profiles associated with these customers are in the low-to-moderate volume range with high variability in required quantities and product mix.  These customers' products often employ emerging technologies that require concentrated engineering and manufacturing support from product development through prototyping and on to volume manufacturing.  As a result of the specialized services required, such customers rarely rely on an outsourcing model that focuses primarily on minimizing costs.

Among the Company's objectives in recent years has been the desire to reduce reliance on particular customers in order to achieve a more balanced distribution of business across industry sectors.  As indicated in the table that follows, progress was made in this regard during fiscal 2011.

	Fiscal Years ended September 30,
% of Sales by Sector	2011	2010

Military & Aerospace	56%	58%
Industrial & Communications	21%	29%
Medical & Other	23%	13%
	100%	100%

Individual customers representing 10% or more of sales included Sigma International (16%) and General Electric (10%) in the 2011 fiscal year, and General Electric (14%) in 2010.  Individual customers representing 10% or more of receivables accounted for 28% of outstanding balances at September 30, 2011 (two customers), and 11% at the end of fiscal 2010.

Backlog

Our backlog at the end of fiscal 2011 is 33% higher than at the end of 2010.  We closed the year with a backlog of $121.5 million as compared to $91.4 million in 2010.  Backlog consists of two categories: purchase orders and firm forecasted commitments.  In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that never appear on a backlog report.  Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period.  In general, the majority of our current backlog is expected to be shipped within fiscal 2012, though a portion may ship in future years.

Governmental Regulation

Our operations are subject to certain United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to environmental protection, waste management, and employee health and safety matters.  Management believes that our business is operated in substantial compliance with all applicable laws and governmental regulations.  While current costs of compliance, including compliance with environmental laws, are not material, our expenses could increase if new laws, regulations or requirements were to be introduced.

Employees

Employees are our single greatest resource, and the Company added 148 during fiscal 2011.  IEC's total employees numbered 841 at September 30, 2011, including 719 permanent and 122 temporary.  Of the full-time employees, 591 employees engaged in manufacturing and manufacturing support, 52 in engineering, and 76 in administrative and marketing functions.  None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages.  We make a concerted effort to engage our employees in initiatives that improve our business and their opportunities for growth, and we believe that our employee relations are good.  We have access to large and technically qualified workforces in close proximity to all of our operating locations: Rochester and Syracuse, NY; Albuquerque, NM; and Los Angeles, CA.

Patents and Trademarks

We do not hold any patents related to electronics manufacturing services, but do employ various registered trademarks.  We do not believe that either patent or trademark protection is material to the operation of our business.

 ITEM 1A.  RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD.  Our annual and quarterly operating results may fluctuate significantly depending on various factors, many of which are beyond our control.  These factors may include, but are not necessarily limited to:

•	adverse changes in general economic conditions

•	natural disasters that may impede our operations, the operation of our customers’ business, or availability of manufacturing inputs from our suppliers

•	the level and timing of customer orders and the accuracy of customer forecasts

•	the capacity utilization of our manufacturing facilities and associated fixed costs

•	price competition

•	market acceptance of our customers' products

•	business conditions in our customers' end markets

•	our level of experience in manufacturing a particular product

•	changes in the mix of sales to our customers

•	variations in efficiencies achieved in managing inventories and fixed assets

•	fluctuations in cost and availability of materials

•	timing of expenditures in anticipation of future orders

•	changes in cost and availability of labor and components

•	our effectiveness in managing the high reliability manufacturing process required by our customers

•	failure or external breach of our information technology systems

The EMS industry is affected by the condition of the United States and global economies, both of which are influenced by world events.  An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts.  The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results.  Recent periods in which EMS sales were adversely affected included fiscal 2002-2003 when there was a decrease in demand for wireless networking equipment, and 2008-2010 when reduced availability of capital to fund existing and emerging technologies forced some firms to contract or to seek strategic alliances.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHOM MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.   A relatively small number of customers is responsible for a significant portion of our net sales.  During fiscal 2011 and 2010, our five largest customers accounted for 46% and 45% of net sales, respectively.  During the same two years, our single largest customer accounted for 16% and 14% of net sales, respectively.   The percentage of IEC's sales to its major customers may fluctuate from period to period, and our principal customers may also vary from year to year.  Going forward, the entities currently considered to be our principal customers may decrease the volume of services purchased from us. Any such decrease could have a material adverse effect on our business and results of operations.

WE PARTICIPATE IN THE ELECTRONICS INDUSTRY, WHICH HISTORICALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.  Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us.  These factors may include, but may not be limited to:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	the potential that our customers' products may become obsolete or the failure of our customers' products to gain anticipated commercial acceptance

•	periods of significantly decreased demand in our customers' markets

SINCE A SIGNIFICANT PORTION OF OUR BUSINESS IS DEFENSE-RELATED, REDUCTIONS OR DELAYS IN UNITED STATES DEFENSE SPENDING MAY MATERIALLY ADVERSELY AFFECT IEC'S REVENUES.  During fiscal years 2011 and 2010 IEC's sales to customers serving the military and aerospace industries approximated half of the Company's revenues.  Therefore, any decision by the U.S. government to delay or reduce military and defense spending may materially adversely affect our defense-related customers' sales volumes, thereby diminishing their demand for IEC's services.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKET CONDITIONS. Current global economic and financial market conditions, including a slow recovery from the global economic recession or the onset of another recession, may materially and adversely affect our results of operations and financial condition.  These conditions may also materially impact our customers and suppliers.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future.  We may be owed significant balances from customers that operate in cyclical industries and under leveraged conditions that could impair their ability to pay amounts owed to IEC on a timely basis.  Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.

Similarly, adverse changes in credit terms extended to us by our suppliers, such as shortening the required payment period for outstanding accounts payable or reducing the maximum amount of trade credit available to us could significantly affect our liquidity and thereby have a material adverse effect on our results of operations and financial condition.

If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and our operating results could be materially adversely affected.

FAILURE TO MANAGE GROWTH AND CONTRACTION, IF ANY, MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  Since late 2006, we have been engaged in expanding our operations and have added many new employees.  These actions have resulted in additional costs and start-up inefficiencies.  If we are unable to effectively manage the growth or if anticipated net sales are not realized, our operating results could be adversely affected.

INCREASES IN THE COST OF ENERGY MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.  Certain of the components used in our manufacturing activities are petroleum-based.  In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities.  Over the past several years, energy prices have experienced significant volatility.  Increasing energy prices have resulted in an increase in our raw material costs and transportation costs.  In addition, the transportation costs of certain of our suppliers and customers have increased, and some of these increased costs may be passed along to us.  We may not be able to increase our product prices enough to offset the increased costs, or alternatively, an increase in our product prices may reduce future customer orders and our profitability.

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE.  Start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships as well as difficulties in estimating required resources and the timing of those resources in advance of production can adversely affect our operating results.  If new programs or new customer relationships are terminated or delayed, our operating results may be materially adversely affected, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION.  Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control.  Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels.  Such cancellations, reductions or delays have occurred and may occur again.  The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers' products in their end markets

•	actions taken by our customers to manage their inventory

•	product design changes by our customers

•	changes in our customers' manufacturing strategy

Due in part to these factors, most of our customers do not commit to firm, long-term production schedules.  Therefore we make significant judgments based on our estimates of customer requirements, including:

•	deciding on the levels of business that we will seek

•	production schedules

•	component procurement commitments

•	equipment requirements

•	personnel needs

•	other resource requirements

The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate and forecast the future requirements of those customers.  Since many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our revenue and operating results.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR REDUCED PRICES FOR OUR PRODUCTS AND SERVICES. The EMS industry is highly fragmented and characterized by intense competition.  We may be operating at a cost disadvantage compared to larger EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location.  As a result, other EMS providers may have a competitive advantage.  Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us.  We also expect our competitors to continue to improve the performance of their current products or services, to reduce the prices of their products or services and to introduce new products or services that may offer greater performance and improved pricing.  Any of these factors may cause a decline in our sales, loss of market acceptance for our products or services, profit margin compression, or loss of market share.

DIFFICULTIES IN INTEGRATING ACQUIRED OPERATIONS MAY MATERIALLY ADVERSELY AFFECT OPERATING RESULTS.  We completed acquisitions of SCB in fiscal 2011 and Albuquerque and Celmet in fiscal 2010, and we may continue to acquire additional businesses in the future.  Acquisitions involve risks that may include, but not be limited to:

•	failure to integrate operations

•	loss of key personnel

•	failure to integrate information systems

•	failure to establish management, financial and operational controls such as adequate accounts receivable processes

•	failure to retain the customer base of acquired businesses

•	diversion of management’s attention from other ongoing business concerns

•	exposure to unanticipated liabilities of acquired companies

These and other factors could affect our ability to achieve expected levels of profitability or to realize other anticipated benefits of an acquisition and could have a material adverse affect our operating results.

IF WE DO NOT MANAGE OUR BUSINESS EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.  To manage our business effectively, we must continually improve our operational, financial and management information systems; develop the skills of our managers and supervisors; and train, motivate and manage our other employees.  Our failure to do so effectively could have a material adverse effect on our operating results.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES.  A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR OPERATING RESULTS.  Much of our net revenue is derived from turn-key manufacturing for which we provide the materials specified by our customers.  Some of our customer agreements permit periodic adjustments to pricing based on increases or decreases in component prices and other factors.  However, we typically bear the risk of component price increases that occur between any such re-pricing dates or, if such re-pricing is not permitted, during the balance of the term of a particular customer agreement.  As a result, some component price increases may materially adversely affect our operating results, if we cannot increase prices enough to offset increased costs or if increased prices lead to cancelled orders.

Many of the products we manufacture require one or more components that are available from a limited number of suppliers. In response to supply shortages, some of these components are from time to time subject to allocation limits.  In some cases, supply shortages or delayed deliveries could substantially curtail production of those assemblies requiring a limited-supply component, which could contribute to an increase in our inventory levels.  Component shortages have been prevalent in our industry, and such shortages may recur.  An increase in economic activity could result in shortages if manufacturers of components do not adequately anticipate increased order volume or if they have excessively reduced their production capabilities.  World events, armed conflict, governmental regulation, natural disaster, and epidemics could also affect our supply chain, leading to an inability to obtain sufficient components on a timely basis.

In addition, due to the specialized nature of some components and our customers’ product specifications, we may be required to use sole-source suppliers for certain components.  Such suppliers may encounter financial or operational difficulties that could cause delays in or the curtailment of component deliveries.

OUR TURN-KEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK.  Most of our services are provided on a turn-key basis, whereby we purchase some or all of the materials required for product assembly and manufacturing.  These services involve a greater investment in inventory and a corresponding increase in risk as compared to consignment services, for which the customer provides all materials.  For example, in our turn-key operations, we must frequently order parts and supplies in minimum lot sizes that may be larger than the quantity of product ultimately needed for our customers.  Customers' cancellation or reduction of orders could result in additional expense to us.  If we are not reimbursed for excess inventory ordered to meet customer forecasts, we may accumulate excess inventory and/or incur return charges imposed by suppliers.  In addition, component price increases and inventory obsolescence associated with turn-key orders could adversely affect our operating results.

Furthermore, we provide inventory management programs for some of our customers under which we are required to hold and manage finished goods inventories.  Such inventory management programs may lead to higher finished goods inventory levels, reduced inventory turns and increased financial exposure.  In cases where customers have contractual obligations to purchase managed inventories from us, we remain subject to the risk of enforcing the obligation.

PRODUCTS WE MANUFACTURE MAY CONTAIN DEFECTS IN WORKMANSHIP, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND PRODUCT LIABILITY CLAIMS AGAINST US.  We manufacture highly complex products to our customers' specifications, and such products may contain design or manufacturing errors or defects.  Despite our quality control and quality assurance efforts, failures may occur.  Defects in the products we manufacture, whether caused by customer design, workmanship, component failure or other error, may result in delayed shipments to customers or reduced or cancelled customer orders, adversely affecting our reputation and may result in product liability claims against us.  Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for costs associated with product failure.

WE MAY NOT BE ABLE TO MAINTAIN THE ENGINEERING, TECHNOLOGICAL AND MANUFACTURING CAPABILITIES REQUIRED BY OUR CUSTOMERS IN THE FUTURE.  The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development.  The continued success of our business will depend upon our ability to:

•	hire and retain qualified engineering and technical personnel

•	maintain and enhance our technological leadership

•	develop and market manufacturing services that meet changing customer needs

Although we believe that our operations provide the assembly and testing technologies, equipment and processes that are currently required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future.  The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive; or we may have to acquire new assembly and testing technologies and equipment to remain competitive.  The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers' changing technological requirements.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND OTHER SKILLED EMPLOYEES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees.  The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us.  We have employment agreements with W. Barry Gilbert, our Chief Executive Officer, Jeffrey T. Schlarbaum, our President, Donald S. Doody, our Executive Vice President and Craig Pfefferman, President and General Manager of SCB.

THE FAILURE TO COMPLY WITH CURRENT AND FUTURE GOVERNMENTAL REGULATIONS COULD IMPAIR OUR OPERATIONS OR CAUSE US TO INCUR SIGNIFICANT EXPENSE.  We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to conflict metals, employee occupational health and safety, and environmental and waste management regulations relating to the use, storage, discharge and disposal of hazardous materials used in our manufacturing process.  If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production.  While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance-related expenses.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (ICFR) and to report on its evaluation in Form 10-K.  If we are unable to maintain effective internal control over financial reporting, a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock.  If lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT THE OPERATION OF OUR BUSINESS.  The agreements and instruments governing our secured bank credit facility and other existing debt contain various restrictive covenants that, among other things, require us to comply with certain financial tests, including, among others, limitations on revolving loan borrowings, limits on capital expenditures, and minimum earnings before interest, taxes, depreciation, amortization, rent payments and stock compensation expense (“EBITDARS”).  The agreements and instruments restrict our ability to:

•	incur debt

•	incur or maintain liens

•	make acquisitions of businesses or entities

•	make investments, loans or advances

•	enter into guarantee agreements

•	engage in mergers, consolidations or certain sales of assets

•	engage in transactions with affiliates

•	pay dividends or engage in stock redemptions or repurchases

Our bank credit facilities are secured by a general security agreement attached to the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

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

A FAILURE OF OUR INFORMATION TECHNOLOGY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

A BREACH OF OUR CYBER SECURITY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  A breach that compromises proprietary customer data, our ability to meet our customers needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.  Our common stock is traded on the NYSE Amex.  The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, governmental regulations, litigation, fluctuations in quarterly operating results, or general conditions in the EMS industry.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

We own or lease properties in five locations that together house our administrative offices (“AO”) and engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	na
Victor, New York	M,W,D	19,000	Leased	December 31, 2012
Rochester, New York	M,W,D	47,000	Leased	July 31, 2014
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned	na
Bell Gardens, California	AO,E,M,W,D	42,000	Leased	Various, through
				September 30, 2013

Our properties are generally in good condition and are suitable for their intended purpose.

ITEM 3.  LEGAL PROCEEDINGS

There are no material, pending legal proceedings that involve IEC, its subsidiaries or their properties.  From time to time, the Company may be involved in legal actions in the ordinary course of its business.  However, management does not believe that any such proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a materially adverse effect on the Company’s consolidated financial position.

ITEM 4.  (Removed and Reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2011 were as follows:

	Age
W. Barry Gilbert	65	Chief Executive Officer and Chairman of the Board
Jeffrey T. Schlarbaum	45	President
Donald S. Doody	44	Executive Vice President
Susan E. Topel-Samek	53	Vice President and Chief Financial Officer

W. Barry Gilbert has served as IEC’s Chief Executive Officer since June 2002.  He has been a director of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the William E. Simon Graduate School of Business Administration of the University of Rochester. Mr. Gilbert previously held the position of President of the Thermal Management Group of Bowthorpe Plc. (now known as Spirent Plc.) and was corporate Vice President and President of the Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation.  He holds an MBA from the University of Rochester.

Jeffrey T. Schlarbaum has served as President of IEC since October 2010.  He joined the Company in May 2004 as Vice President of Sales and Marketing; in November 2006 he was appointed Executive Vice President of Sales and Marketing; and in May 2008 he was promoted to Executive Vice President of IEC and President of IEC Contract Manufacturing.  Before joining IEC, Mr. Schlarbaum had over 15 years of progressive sales management experience in the electronics industry.  Most recently, he served as Regional Vice President of Sales for Plexus Corp., a contract manufacturer of electronics products in Neenah, Wisconsin.  Prior to that, he worked as Vice President of Sales, Eastern Region for MCMS, Inc., an EMS provider, as well as holding various senior sales and marketing management positions with MACK Technologies, Inc., an EMS provider, and Conner Peripherals, Inc., a manufacturer of hard disc drives. He holds an MBA from Pepperdine University.

Donald S. Doody has served as Executive Vice President of Operations of IEC since October, 2010.  He joined IEC in November 2004 as Vice President of Operations and was appointed Senior Vice President of Operations in May 2008.  Before joining IEC, Mr. Doody had more than 15 years of experience in manufacturing leadership roles in companies supporting the Medical, Industrial and Military markets.  He held positions of Master Black Belt and Supplier Quality Engineer at GE Transportation and Industrial Systems.  He was a Senior Manufacturing Engineer at Plexus Corporation, then became Vice President and General Manager of MCMS’s North Carolina facility. When Plexus acquired MCMS, Mr. Doody was appointed to lead Lean and Six Sigma initiatives throughout the company.  Mr. Doody holds an M.S. degree in Industrial Sciences from Colorado State University.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

IEC's common stock is traded on the New York Stock Exchange (“NYSE Amex”) under the symbol "IEC".

The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for IEC's common stock as reported on the NYSE Amex.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2011	$4.69	$6.92
Third 2011	6.43	8.88
Second 2011	7.80	9.49
First 2011	5.05	7.62

Fourth 2010	$4.57	$5.26
Third 2010	4.30	5.49
Second 2010	4.15	6.18
First 2010	3.42	5.55

IEC's closing price on the NYSE Amex on December 7, 2011, was $5.29 per share.

(b)  Holders

As of December 7, 2011 there were approximately 189 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c)  Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business.  Furthermore, certain covenants in IEC's credit agreement with Manufacturers and Traders Trust Company restrict the Company from paying cash dividends.  The Company does not expect to pay cash dividends on shares of its  common stock in the foreseeable future.

(d)  Issuance of Unregistered Securities

Any issuance of unregistered securities during the fiscal year ended September 30, 2011 has been previously reported in a Quarterly Report on Form 10-Q.

(e) Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2011.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended September 30,
(amounts in thousands,	2011	2010	2009	2008	2007
except per share)	(a)	(b)		(c)

Net sales	$133,296	$96,674	$67,811	$51,092	$40,914
Gross profit	24,257	16,263	10,826	6,217	3,877
Operating profit	10,389	7,687	4,820	2,392	985
Income before provision for income taxes	9,816	7,055	4,718	1,634	503
Provision (benefit) for income taxes	3,056	2,400	(238)	(8,843)	(372)
Net income	$6,760	$4,655	$4,956	$10,477	$875

Gross margin	18.2%	16.8%	16.0%	12.2%	9.5%
Operating profit as % of sales	7.8%	8.0%	7.1%	4.7%	2.4%

Income before provision for income taxes, per share:
Basic	$1.04	$0.78	$0.54	$0.19	$0.06
Diluted	0.98	0.73	0.49	0.18	0.06
Net income per share: (g)
Basic	$0.71	$0.52	$0.57	$1.22	$0.11
Diluted	0.68	0.48	0.52	1.12	0.10

Common and common equivalent shares:
Basic	9,461.2	8,990.2	8,728.9	8,553.6	8,114.5
Diluted	9,967.7	9,608.2	9,553.5	9,337.1	8,895.8

Working capital (e)	$17,292	$17,712	$11,390	$9,246	$3,985
Total assets (f)	85,820	55,682	34,469	34,184	12,344
Long-term debt (d) (e)	28,213	15,999	6,600	8,910	1,441
Shareholders' equity	33,686	25,419	20,254	15,976	4,163

(a)	IEC acquired the assets of Southern California Braiding Company, Inc. (SCB) on December 17, 2010.

(b)	IEC acquired General Technology Corporation (now IEC-Albuquerque) on December 16, 2009, and purchased the assets of Celmet Co., Inc. on July 30, 2010.

(c)	IEC acquired Val-U-Tech Corp. (now IEC Wire and Cable) on May 30, 2008.

(d)	Excluding current portion.

(e)	Revolver borrowings for 2007 were originally reported as current but have been reclassified to long-term based on extended maturity date stated in loan agreement.

(f)	Customer deposits for 2007-2008 were originally reported as inventory reserves, but have been reclassified to current liabilities.

(g)	In 2007-2009, net income per share included the favorable effects of reductions in IEC's deferred tax valuation allowance.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the related Notes and the five-year summary of Selected Financial Data.  Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K and the risk factors identified in Item 1A.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result.  We proactively invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 certified; an NSA approved supplier under the COMSEC standard; and ISO 13485 certified to serve the medical market sector.  Five of our units (IEC in Newark, NY, Wire and Cable in Victor, NY, Albuquerque in New Mexico, Celmet in Rochester, NY and SCB in California) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered.  In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry.  Our Newark, NY environmental systems are ISO 14001:2004 certified.

We have identified and gained entry into markets through our strategic acquisitions and by leveraging across our businesses the ability to provide products of the highest quality and reliability, including highly complex assemblies that we are able to produce efficiently irrespective of run size.  We predominantly serve the military, aerospace, communications, medical, and industrial market sectors.

We continue to invest in improving our management talent pool and employee skills, as well as our reliability testing capabilities and our machinery and equipment infrastructure to optimize production performance and effectively manage our growth, both in volume of customers and complexity of products.

Full-Year Results

A summary of selected income statement amounts for the twelve months ended September 30, 2011 and 2010 follows:

	Fiscal Years ended September 30,
Income Statement Data	2011	2010
	(thousands)

Net sales	$133,296	$96,674
Gross profit	24,257	16,263
Selling & administrative expenses	13,868	8,576
Interest & financing expense	1,601	814
Other (income) expense	(1,028)	(182)
Income before provision for income taxes	9,816	7,055
Provision for income taxes	3,056	2,400
Net income	$6,760	$4,655

IEC’s top-line growth during fiscal 2011 improved 38% over sales generated in 2010.  18% of this sales increase was organic growth fueled by expansion of our product offerings and by furthering our sales efforts in certain market sectors, particularly medical.  The inroads made in the medical equipment sector in recent years have benefited our business not only by growing our sales volumes but also by diversifying our customer base.  The medical/other sector now generally represents over 20% of our business, up from 13% during fiscal 2010.  IEC's business in all three sectors has increased during the past fiscal year, with military/aerospace up $18.3 million (33%), industrial/communications up $ 919 thousand (3%) and medical/other up $17.1 million (134%).

At 18.2% of sales, full-year gross profit is also above full-year 2010 gross profit of 16.8% of sales.  Progress made with respect to our margins is a direct result of adding favorable mix changes, cost-effective capital equipment, continuously refining processes to incorporate lean-manufacturing concepts, our focus on training, and the accretive margins associated with our acquisitions.  Favorable changes in mix as well as sales increases have enabled our continuing businesses to further leverage existing resources and infrastructure, also improving our gross profit.

Selling and administrative ("S&A") expense increases in relation to the prior year reflect the addition of three new businesses since the start of fiscal 2010, one of which was not present in the prior year and a second of which was present for only two months.  As a percent of sales, S&A expenses have increased from 8.9% in fiscal 2010 to 10.4% in fiscal 2011.  A large portion of the increase results from SCB operating with a somewhat higher cost structure than our other units, but typically generating more favorable product margins.  S&A expenses also include salaries for certain positions added to execute the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.  We remain focused on cost control and believe that full-year targets for consolidated S&A expense in the range of 10% of sales will be attainable over the next few years, despite variations from quarter to quarter.

We have used bank borrowings to fund 99% of the cost of our three acquisitions during the past two years.  As a result, the Company’s interest costs, which have been incurred at rates ranging from approximately 3.25% to 4.00%, have increased from $814 thousand in fiscal 2010 to $1.6 million in fiscal 2011.  However, rate reductions of approximately 0.50% on variable-rate borrowings and principal payments on amortizing debt have favorably affected interest costs.  With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of our debt and corresponding interest expense. We have reduced our total debt by approximately $12 million since acquisition of SCB.  Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements included in Item 8 of this Form 10-K.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and various gains or losses.  Significant fiscal 2011 items include (i) a first quarter gain of $170 thousand on the Albuquerque acquisition attributable to refund of part of the price paid for that unit, and (ii) an estimated $1.1 million refund of contingent consideration held in escrow that will be due from the sellers of SCB if the unit does not achieve calendar-2011 sales and backlog targets.  Accounting rules (ASC 805-30-35) require us to estimate and record the fair value of contingent consideration even though the actual amount, if any, will not be known until the end of calendar-year 2011.  Prior year "other income" includes a $418 thousand gain on the Albuquerque acquisition, representing the excess value of net assets acquired over the purchase price.  Other less significant items recorded in both years include acquisition-related legal, accounting, valuation and travel expenses.

Our upward trend in pretax income produced an increase in income tax expense as compared to the prior year.  Our effective rate decreased to 31.1% in fiscal 2011 due to the reduction in valuation allowance of $236 thousand and an increase in tax attributes (primarily alternative minimum tax credits and state tax credits) of $360 thousand, partially offset by the absence of non taxable gain on acquisition and additional state income tax.  The reduction in valuation allowance is the result of a release of valuation allowance as there is now a greater than 50 percent likelihood that the tax benefit will be realized.

In the near-term, IEC’s federal and New York State taxable income is sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards are not available to offset state taxable income generated in the states of New Mexico and California by Albuquerque and SCB, respectively.  The Company’s remaining federal and state net operating loss carryforwards at the end of fiscal 2011 amounted to approximately $24.5 million and $37.7 million, respectively and if unused, will expire at various times between 2020 and 2025.

Fourth Quarter Results

A summary follows of selected income statement amounts for the fourth quarters of fiscal 2011 and 2010:

	Three months ended September 30,
Income Statement Data	2011	2010
	(thousands)

Net sales	$34,941	$27,287
Gross profit	6,574	4,776
Selling & administrative expenses	4,094	2,654
Interest & financing expense	387	220
Other (income) expense	(1,162)	(387)
Income before provision for income taxes	3,255	2,289
Provision for income taxes	624	661
Net income	$2,631	$1,628

IEC’s top-line growth during the fourth quarter of fiscal 2011 was 28% over sales generated in the comparable fiscal 2010 quarter.  16% of this sales increase was organic growth fueled by expansion of our product offerings and by furthering our sales efforts in certain market sectors, particularly medical.  IEC's business in all three sectors increased during the fourth quarter, with military/aerospace up $2.6 million (17%), industrial/communications up $333 thousand (4%) and medical/other up $4.6 million (102%) as compared to the prior-year quarter.

Our fourth-quarter gross profit also grew from last year’s level, increasing from 17.5% to 18.8% of sales.  This increase is primarily the result of a favorable change in product mix.

Selling and administrative ("S&A") expense increases in relation to the 2010 fourth quarter reflect the addition of two businesses since the beginning of the prior-year period, one of which was not present in the fourth quarter of 2010 and the second of which was present for two months.  As a percent of sales, expenses increased from 9.7% in the 2010 quarter to 11.7% in the current quarter. A large portion of the increase results from SCB operating with a higher cost structure than our other units.  S&A expenses also include salaries for certain positions added to support the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.

We have used bank borrowings to fund 98% of the cost of our two most recent acquisitions.  As a result of the acquisitions, the Company’s interest costs, which have been incurred at rates ranging from approximately 3.25% to 4.00%, have increased from $220 thousand in the fourth quarter of fiscal 2010 to $387 thousand in the fourth quarter of this year. Rate reductions of approximately 0.25% on variable-rate borrowings and principal payments on amortizing debt have favorably affected interest costs.  With respect to ongoing operations, the Company is committed to managing working capital, maximizing positive cash flow and reducing the level of debt and interest expense. Detailed information regarding our borrowings is provided in the Credit Facilities note to the consolidated financial statements included in Item 8 of this Form 10-K.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and various gains or losses.  In the fourth quarter of fiscal 2011, we recorded income of $1.1 million associated with contingent consideration currently held in escrow that will be returned to us by the sellers of SCB if the unit does not achieve certain calendar-2011 sales and backlog targets, as provided for in the acquisition agreement.  Accounting rules (ASC 805-30-35) require us to estimate and record the fair value of the contingent consideration refund even though the actual amount, if any, will not be known until the end of calendar-year 2011.  In the fourth quarter of fiscal 2010, a $418 thousand gain was recorded on the Albuquerque acquisition, representing the excess value of net assets acquired over the purchase price.  Other less significant items typically categorized as "other income/expense" include acquisition-related legal, accounting, valuation and travel expenses.

Fourth-quarter income tax expense for fiscal 2011 decreased to $624 thousand as compared to $661 thousand in the prior year.  Our effective rate for the fourth quarter decreased to 19.2% in fiscal 2011 due to the reduction in valuation allowance of $236 thousand and an increase in tax attributes (primarily alternative minimum tax credit and state tax credit) of $192 thousand, partially offset by additional state income tax and the absence of a non taxable gain on acquisition.  The reduction in valuation allowance is the result of a release of a portion of the allowance as there is now a greater than 50 percent likelihood that the tax benefit will be realized.

In the near-term, IEC’s federal and New York State taxable income is sheltered by net operating loss carryforwards that substantially offset tax payments that would otherwise be required.  However, those carryforwards are not available to offset state taxable income generated in the states of New Mexico and California by Albuquerque and SCB, respectively.  The Company’s remaining federal and state net operating loss carryforwards at the end of fiscal 2011 amounted to approximately $24.5 million and $37.7 million, respectively and if unused, will expire at various times between 2020 and 2025.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $13.3 million in the fiscal year ended September 30, 2011, compared to $7.9 million in fiscal 2010.  The increase was driven by higher net income of $2.1 million as well as higher add-backs for non-cash expenses such as depreciation and deferred taxes.  The net change in current asset and liability accounts provided $0.7 million of cash in fiscal 2011 and utilized $0.1 million in fiscal 2010.

Investing activities utilized $30.5 million of cash flow in fiscal 2011, compared to $19.0 million in fiscal 2010.  In December 2010, we acquired SCB for cash of $25.8 million plus common stock, while in the prior fiscal year period $16.8 million was disbursed to acquire Albuquerque and Celmet.  Equipment added in fiscal 2011 to enhance productivity and facilitate growth amounted to $4.9 million, compared to $2.2 million in fiscal 2010.

Bank funding for acquisitions, through term loans, a mortgage loan and the Revolver, represented most of the cash generated from financing activities in both twelve-month periods.  In addition to satisfying scheduled debt service requirements, favorable operating cash flows enabled us to repay Revolver borrowings of $4.4 million in fiscal 2011 and $4.0 million in fiscal 2010 that had been used to fund the SCB and Albuquerque acquisitions, respectively.

As of September 30, 2011, Revolver borrowings amounted to $7.2 million, and the maximum available under the line of credit was $19.7 million.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company's primary borrowing arrangement is contained in the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010 as amended and supplemented to date.  The Credit Agreement contains a borrowing base as well as various affirmative and negative covenants, including financial covenants.  We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio.    The Company was in compliance with each of the covenants on September 30, 2011, as summarized in a table below.

		Actual at
Debt Covenant	Limit	September 30, 2011
Quarterly EBITDARS (000's)	Must be above $1,500	$4,904
Total debt to EBITDARS	Must be below 3.50x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.03	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

IEC's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, as presented in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC).  In preparing financial statements, management is required to (i) determine the manner in which accounting principles are applied and (ii) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  A discussion of the Company's critical accounting policies follows.

Revenue recognition:  Under FASB ASC 605-10 (Revenue Recognition), revenue from sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured.  Service revenues are generally recognized as services are rendered or, in the case of material management contracts, in proportion to materials procured to date.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are recorded in the period the related sales are recognized.

Doubtful accounts:  FASB ASC 310-10-35 (Receivables) requires us to establish an allowance for doubtful accounts when it is probable that losses have been incurred in the collection of accounts receivable and the amount of loss can reasonably be estimated.  If losses are probable and estimable, they are to be accrued even though the particular customer accounts on which losses will be incurred cannot yet be identified.

Inventory reserves:  FASB ASC 330-10-35 (Inventory) requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes.  Inventory balances are generally reduced to the lower of cost or market value by establishing offsetting balance sheet reserves.

Intangible assets:  FASB ASC 805-20 (Business Combinations) requires corporate acquirers to recognize, separately from goodwill, intangible assets that meet either a separability or contractual-legal criterion.  Establishing the initial value for such intangible assets typically involves estimating cash flows to be derived from the assets and discounting the cash flows back to the acquisition date.  Significant judgment is required in estimating future cash flows, selecting discount rates and determining useful lives over which to amortize the assets.  In connection with recent corporate acquisitions, IEC has established intangible assets for customer relationships, a property-tax abatement, and a non-compete agreement.

Goodwill:  Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.  Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Quantitative evaluations of goodwill may be avoided if qualitative assessments indicate a greater-than-50 percent likelihood that fair value of the corresponding unit exceeds its carrying value.

Impairment of long-lived assets:  FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizing intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and carrying amount must be reduced to fair value.

Legal contingencies:  When legal proceedings are brought or claims are made against us and the outcome is uncertain, FASB ASC 450-10 (Contingencies) requires that we accrue an estimated loss if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Any such accruals are charged to earnings.  No charges for legal contingencies were recorded by IEC during fiscal 2011 or 2010.

Disclosure of a contingency is required if there is at least a reasonable possibility that a loss will be incurred.  In determining whether to accrue or disclose a loss, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount.  Changes in these factors may materially affect our financial position or results of operations.

Income taxes: FASB ASC 740 (Income Taxes) describes the manner in which income taxes are to be provided for in the Company's financial statements.  We are required to recognize (i) the amount of taxes payable or refundable for the current period and (ii) deferred tax assets and liabilities for the future tax consequences of events that have been reported in IEC's financial statements or tax returns.  With respect to uncertain positions that may be taken on a tax return, we recognize related tax benefits only if it is more likely than not that the position will be sustained under examination based on the technical merits of the position.  The determination of income tax balances for financial statement purposes requires significant judgment, and actual outcomes may vary from the amounts recorded.

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in the Accounting Policies note to the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  As of September 30, 2011, the Company had $35.1 million of debt, comprised of $33.5 million with variable interest rates and $1.6 million with fixed rates.  Interest rates on variable loans are based on Libor and currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2011 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $335 thousand.

The Company is exposed to credit risk to the extent of non-performance by M&T under the Credit Agreement.  The bank's credit rating (reaffirmed A- by Fitch in July 2011) is monitored by the Company, and IEC expects that M&T will perform in accordance with the terms of the Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2011. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 16, 2011

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 and 2010
(in thousands, except share and per share data)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash (see Accounting Policies note)	$-	$-
Accounts receivable, net of allowance	19,423	16,288
Inventories (see Inventories note)	16,093	12,068
Deferred income taxes	3,863	3,359
Other current assets	1,834	261
Total current assets	41,213	31,976

Fixed assets, net (see Fixed Assets note)	17,886	13,098
Intangible assets, net (see Intangibles note)	5,964	331
Goodwill	13,810	58
Deferred income taxes (see Income Taxes note)	6,768	10,113
Other assets	179	106
Total assets	$85,820	$55,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,896	$2,899
Accounts payable	12,750	8,145
Accrued payroll and related expenses	3,092	2,279
Other accrued expenses	851	941
Customer deposits	332	-
Total current liabilities	23,921	14,264
Long-term debt (see Credit Facilities note)	28,213	15,999
Total liabilities	52,134	30,263

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value:
Authorized: 50,000,000 shares
Issued: 10,839,997 and 10,100,589 shares, respectively
Outstanding: 9,824,539 and 9,087,716 shares, respectively	108	101
Additional paid-in capital	42,660	41,138
Accumulated deficit	(7,647)	(14,407)
Treasury stock, at cost: 1,015,458 and 1,012,873 shares, respectively	(1,435)	(1,413)
Total shareholders' equity	33,686	25,419
Total liabilities and shareholders' equity	$85,820	$55,682

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE-MONTHS and YEARS ENDED SEPTEMBER 30, 2011 and 2010
(in thousands, except share and per share data)

	Three months ended		Years ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
Net sales	$34,941	$27,287	$133,296	$96,674
Cost of sales	28,367	22,511	109,039	80,411
Gross profit	6,574	4,776	24,257	16,263
Selling and administrative expenses	4,094	2,654	13,868	8,576
Operating profit	2,480	2,122	10,389	7,687

Interest and financing expense	387	220	1,601	814
Other (income) expense	(1,162)	(387)	(1,028)	(182)
Income before provision for income taxes	3,255	2,289	9,816	7,055

Provision for income taxes	624	661	3,056	2,400
Net income	$2,631	$1,628	$6,760	$4,655

Net income per common and common equivalent share:
Basic	$0.27	$0.18	$0.71	$0.52
Diluted	0.26	0.17	0.68	0.48

Weighted average number of common and common equivalent shares outstanding:
Basic	9,637,196	9,086,793	9,461,240	8,990,180
Diluted	10,000,506	9,599,377	9,967,702	9,608,174

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2011 and 2010
(thousands, except per share)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2009	$97	$40,632	$(19,062)	$(1,413)	$20,254

Net income			4,655		4,655
Stock-based compensation		282			282
Directors' fees paid in stock		32			32
Restricted (non-vested) stock grants	1				1
Exercise of stock options	3	184			187
Employee stock plan purchases		8			8

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			6,760		6,760
Stock-based compensation		489			489
Directors' fees paid in stock		37			37
Restricted (non-vested) stock grants	2				2
Exercise of stock options	4	365		(22)	347
Shares issued in SCB acquisition	1	608			609
Employee stock plan purchases		23			23

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2011 and 2010
(thousands, except shares)

	Years ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,760	$4,655
Non-cash adjustments:
Stock-based compensation	489	282
Depreciation and amortization	3,257	1,224
Directors' fees paid in stock	37	32
(Gain)/loss on sale of fixed assets	3	(8)
Gain on corporate acquisition	(170)	(418)
Deferred tax expense	2,920	2,151
Changes in current assets and liabilities:
Accounts receivable	(1,559)	(1,426)
Inventories	(1,129)	(937)
Other current assets	(1,544)	(59)
Accounts payable	4,045	2,620
Accrued expenses	594	(96)
Customer deposits	332	(190)
Net cash flows from operating activities	14,035	7,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,876)	(2,172)
Proceeds from (net cost of) disposal of fixed assets	(3)	10
Acquisition of SCB, cash portion (see Acquisitions note)	(25,782)	-
Acquisition of Celmet (see Acquisitions note)	-	(1,898)
Acquisition of Albuquerque (see Acquisitions note)	170	(14,932	) (a)
Net cash flows from investing activities	(30,491)	(18,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	63,889 (b)	56,524	(c)
Repayments of revolving line of credit	(62,514)	(54,582)
Borrowings under other loan agreements	20,840	11,316
Repayments under loan agreements and notes	(6,004)	(2,207)
Proceeds from exercise of stock options	347	187
Proceeds from shares issued through employee purchase plan	23	8
Financing costs capitalized	(125)	(84)
Net cash flows from financing activities	16,456	11,162

Net cash flows for the period	0	0
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

Supplemental cash flow information:
Interest paid	$1,499	$769
Income taxes paid	309	297
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$609	$-
Receipt of common shares in payment for stock option exercise	22	-

(a) During year following acquisition date, adjustments from seller reduced purchase price to $14,761.
(b) Revolver borrowings of $5,782 were utilized to partially fund December 2010 purchase of SCB.
(c) Revolver borrowings of $5,932 were utilized to partially fund December 2009 purchase of Albuquerque.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010

NOTE 1.  OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

•
A Technology Center embedded in our Newark operation that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.

•	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
•	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, as presented in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters generally end on the Friday closest to the end of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque") formerly known as General Technology Corporation; and since December 17, 2010, Southern California Braiding, Inc. (“SCB”).  The Celmet unit acquired on July 30, 2010 operates as a division of IEC.  See further discussion of SCB, Albuquerque and Celmet in the Acquisitions note.  All significant intercompany transactions and accounts are eliminated in the consolidation process.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method.  Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.  At the time of retirement or other disposition of PP&E, cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded.

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

Albuquerque’s building and land were acquired in December 2009 subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at date of acquisition and is being amortized to the March 2019 maturity date of the bond.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.  Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.

Most of IEC's recorded goodwill relates to the SCB unit acquired in December 2010 and a small portion relates to Celmet, which was acquired in July 2010.  No goodwill impairment has been experienced to date by either unit.

Reviewing Long-Lived Assets for Potential Impairment

FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizing intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and carrying amount must be reduced to fair value.  No impairment charges were recorded by IEC during fiscal 2011 or 2010.

Legal contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, FASB ASC 450-10 (Contingencies) requires that we accrue an estimated loss if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Any such accruals are charged to earnings.

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

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured.

Service revenues are generally recognized once the service has been rendered.  For material management arrangements, revenues are generally recognized in proportion to the materials procured to date as compared to the total materials covered by the arrangement.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Material management revenues amounted to less than 5% of total revenues in fiscal 2011 and were not offered in fiscal 2010.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

FASB ASC 718 (Stock Compensation) requires compensation expense be recognized for equity awards granted to employees based on fair value as of the date of grant.  The Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with the awards are recorded over periods the employees render requisite services (generally the vesting period).  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.

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

ASC 740 also prescribes a comprehensive model for the manner in which a company measures, recognizes, presents, and discloses in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position.

To be recognized in the financial statements, an uncertain tax position must have a greater-than-50% likelihood of ultimately being realized.  Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2008 through 2010.  The Company believes that it has no material uncertain tax positions.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted-average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as unvested restricted stock and restricted stock units.  A summary of shares used in earnings-per-share calculations follows.

	Three months ended		Year ended
	September 30,		September 30,
Shares for EPS Calculation	2011	2010	2011	2010

Weighted avg. shares outstanding	9,637,196	9,086,793	9,461,240	8,990,180
Incremental shares	363,310	512,584	506,462	617,994
Diluted shares	10,000,506	9,599,377	9,967,702	9,608,174

Options excluded from diluted shares due to exercise price being higher than average market price	44,000	30,670	10,000	34,000

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business.  Furthermore, certain covenants in the Credit Agreement with M&T (described in Note 7) restrict the Company from paying cash dividends.  The Company does not expect to pay cash dividends on common stock in the foreseeable future.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from management’s estimates.

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expenses are removed from net income.  For businesses acquired during the periods presented, reported cash flows include cash disbursed to the sellers and normal business activity occurring subsequent to the acquisition date.

Comprehensive Income

IEC has no items of other comprehensive income (OCI) in any period presented in the accompanying financial statements, and in accordance with FASB ASC 220-10-15, is not required to present captions for OCI or comprehensive income in the statements.

Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-08, "Testing Goodwill for Impairment," was issued in September 2011 to be effective for fiscal years beginning after December 15, 2011.  Under existing generally accepted accounting principles (GAAP), entities are periodically required to evaluate the carrying value of a unit's goodwill by first determining fair value of the unit, and then, if fair value is less than the unit's carrying value, by allocating such fair value to the unit's assets and liabilities.  Under provisions of the update, entities are permitted but not required to precede calculation of a unit's fair value with a qualitative evaluation of the likelihood that fair value is less than carrying value.  If the qualitative assessment leads to a conclusion that there is more than a 50 percent likelihood that fair value exceeds carrying value, no further testing is required.  In the event of a less favorable assessment, the entity is required to proceed to the previously mentioned quantitative testing.  As permitted by the update, IEC adopted its provisions in the fourth quarter of fiscal 2011.

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011.  Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income.  Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges.  Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement.  An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated.  IEC presently has no items classified as OCI and expects the update to have minimal, if any, effect on its financial statements.

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011.  The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS).  While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC (see Fair Value Measurements).  The Company uses such inputs in valuing certain assets acquired in business combinations, and will be required to provide additional information regarding the sensitivity of derived values to changes in the inputs.

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

NOTE 2.  ACQUISITIONS

SCB:  On December 17, 2010, IEC, through a subsidiary formed to complete the purchase now known as Southern California Braiding, Inc., acquired substantially all of the assets of Southern California Braiding Company, Inc. of Bell Gardens, CA, a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets.  The contracted purchase price was $25.0 million, subject to adjustment for any increase or decrease in working capital between the contract date and the closing date.  The closing-date working capital adjustment amounted to $1.6 million, resulting in a $26.6 million price at closing.  $609 thousand was paid with 100,000 shares of newly issued IEC common stock and the $26.0 million remainder was paid with cash proceeds from M&T borrowings.

The cash portion of the purchase price was decreased to $25.8 million due to a purchase price adjustment. As required under the asset purchase agreement, a further analysis and reconciliation of closing-date working capital was completed in May 2011, and an additional adjustment of $248 thousand was refunded to IEC.  The cash refund was recorded as a reduction of goodwill.

The agreement also provides for a further potential return of contingent consideration held in escrow if SCB’s gross sales and backlog for calendar-year 2011 do not reach specified targets.  While it was previously expected that both targets would be exceeded, it is now estimated that the sales target will not be achieved, and IEC recorded an estimated refund of $1.1 million at September 30, 2011.  The estimate is subject to revision as SCB's actual performance through the end of calendar 2011 becomes known.  In accordance with ASC 805-30-35, the estimated refund is reported as "other income" and "other current assets."

$3.1 million of the purchase price was deposited in escrow accounts to be released to the sellers or returned to the purchaser under certain specified circumstances through March 31, 2012.  In February 2011, $623 thousand of the escrow was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement.  The remaining escrow is subject to buyer indemnity claims, if any, and sellers' further performance under the agreement as indicated above. At September 30, 2011, the escrow was comprised of $2 million of cash plus 77,176 shares of IEC common stock.

The selling company’s president has continued in that capacity with SCB, and selling shareholders entered into a five-year agreement not to compete with the Company.  Concurrent with the acquisition, IEC assumed responsibility for operating leases of SCB's premises at an annual rental of approximately $350 thousand.

Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed.  If the purchase price is greater than the value of identifiable net assets acquired, as in the case of SCB, the difference is recorded as goodwill.  If net asset value exceeds the amount paid, the excess is recorded in other income as a gain.

Our current estimates of fair value for the assets acquired and liabilities assumed in the SCB acquisition are summarized below.  Allocations of purchase price may be subject to further revision in amounts that could be material as appraisals and valuations continue to be reviewed by the Company and its advisors.

SCB Opening Balance Sheet	December 17, 2010
(thousands, except shares)
Accounts receivable	$1,576
Inventories	2,896
Leasehold improvements	1,169
Machinery & equipment	1,344
Furniture & fixtures	236
Intangible assets	6,000
Goodwill	13,708
Deferred income taxes	122
Other assets	29
Total assets acquired	27,080

Accounts payable	$560
Accruals and other liabilities	129
Total liabilities assumed	689
Net assets acquired/purchase price	$26,391

Funded with bank debt	$25,782
Funded with 100,000 shares of IEC common stock	609
Total funding for SCB acquisition	$26,391

Celmet:  On July 30, 2010, the Company acquired certain assets and liabilities of Celmet Co., Inc., a privately held, precision sheet-metal fabrication, component assembly and metal stamping company located in Rochester, NY.  The purchase price of $1.9 million was funded with senior bank debt, and the Company entered into a 48-month operating lease for Celmet’s facility at rent of approximately $190 thousand per year.  The acquired business is being operated as the Celmet division of IEC.

Fair values of the assets acquired and liabilities assumed in connection with the Celmet acquisition are summarized below.  The price paid exceeded the fair value of net assets acquired by $101 thousand, which has been recorded as goodwill.

Celmet Division Opening Balance Sheet	July 30, 2010
(thousands)
Accounts receivable	$577
Inventories	364
Other current assets	23
Equipment	1,058
Goodwill	101
Deferred income taxes	19
Total assets acquired	2,142

Accounts payable	$214
Accruals and other liabilities	30
Total liabilities assumed	244
Net assets acquired/purchase price (Purchase price was funded with bank debt.)	$1,898

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

During the twelve-month period following the Albuquerque acquisition, certain adjustments were made to the purchase price and to the valuation of assets and liabilities acquired as refunds were received and new information became available.  The summary of Albuquerque’s acquisition-date balance sheet provided below compares preliminary balances as of September 2010 with final balances reflected in IEC’s 2011 financial statements.

	As of December 16, 2009
	Final	Preliminary
Albuquerque Opening Balance Sheet	December 2010	September 2010
	(thousands)
Accounts receivable	$3,931	$3,931
Inventories	4,275	4,276
Other current assets	69	69
Land	813	813
Building	5,074	5,074
Equipment	2,761	2,761
Intangible asset	360	360
Deferred income taxes	485	485
Total assets acquired	17,768	17,769

Accounts payable	$1,128	$1,128
Accruals and other liabilities	1,191	1,191
Gain on acquisition	588	418
Long-term debt	100	100
Total liabilities assumed	3,007	2,837
Net assets acquired/purchase price (Purchase price was funded with bank debt.)	$14,761	$14,932

Operating and Pro Forma Results:  The first table below displays revenue and earnings for SCB in 2011 and Albuquerque and Celmet in 2010 for periods from the respective dates of acquisition to the ends of both fiscal years.  The disclosed amounts are included in IEC's consolidated financial statements.

The second table presents IEC's unaudited, pro forma, consolidated operating results for fiscal 2011 and 2010 as if the SCB, Celmet and Albuquerque acquisitions had occurred on the first day of the year prior to the year of acquisition.  The pro forma results combine IEC's actual consolidated results for the years with revenue and earnings generated by SCB, Celmet and Albuquerque for any time-periods within the two years that they were not members of the IEC consolidated group.  While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB, Celmet, Albuquerque and IEC.  The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the acquisitions on the earlier dates, nor are they necessarily indicative of future results.

Operating Results of Acquired Businesses	Fiscal Years ended September 30,
from Respective Dates of Acquisition	2011	2010
(thousands)	SCB	Albuquerque
		and Celmet
For businesses acquired during the year
Net sales	$11,363	$18,537
Income (loss) before income taxes	(233)	2,437
Net income (loss)	(221)	1,502

	Fiscal Years ended September 30,
IEC Pro Forma Operating Results	2011	2010
(in thousands, except share and per share data)	(Unaudited)

As if SCB, Celmet and Albuquerque had been acquired on the first day of the fiscal year preceding the year of acquisition
Net sales	$137,227	$122,820
Income before income taxes	10,304	9,050
Net income	7,053	5,846

Earnings per share:
Basic	$0.74	$0.64
Diluted	0.71	0.60

Weighted average common and common equivalent shares:
Basic	9,482,336	9,090,180
Diluted	9,988,798	9,708,174

In developing pro forma (as if combined) financial results, the acquirees’ pre-merger data is adjusted to account for some of the changes that result from operating the entities as part of the IEC consolidated group.  For example, depreciation changes due to asset revaluations; newly identified intangibles are amortized; interest is incurred on acquisition-related debt; and certain expenses decrease or increase based on the manner in which IEC operates the entity.  As mentioned above, certain other expected changes, such as potential revenue changes, are not factored into the pro forma information.  A summary of adjustments made in preparing IEC’s pro forma information above is provided in the table that follows.

Adjustments Used in Arriving at	Fiscal Years ended September 30,
Pro Forma Results in Table Above	2011	2010
(in thousands, except share data)	(Unaudited)
	Increase (decrease)
Sales
Eliminate sales to former affiliate	$-	$(73)

Cost of sales
Eliminate cost of sales to former affiliate	$-	$(104)
Depreciation expense	64	549
Other	-	(53)
Total cost-of-sales adjustments	$64	$392

Selling and administrative expenses
Compensation	$(379)	$(1,772)
Sales/marketing expenses	(364)	(1,300)
Insurance premiums	(76)	(373)
Legal and accounting expenses	(154)	(619)
Contract staffing	(112)	(420)
Amortization of intangibles	86	412
Corporate allocation	150	720
Other	(33)	(209)
Total selling and administrative expense adjustments	$(882)	$(3,561)

Interest expense
Interest on acquisition debt	$201	$1,177
Other	(2)	(29)
Total interest expense adjustments	$199	$1,148

Other (income) expense
Costs of integrating acquirees' information systems	$-	$150
Other	(109)	40
Total other (income) expense adjustments	$(109)	$190

Weighted average common shares outstanding
Shares of IEC common stock issued to acquire SCB		100,000
Weighted shares relating to pre-acquisition period	21,096

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the years ended September 30, 2011 and 2010.

	Years ended September 30,
Allowance for Doubtful Accounts	2011	2010
	(thousands)
Allowance, beginning of period	$250	$85

Provision for doubtful accounts	70	271
Write-offs	(16)	(106)
Recoveries	1	-
Allowance, end of period	$305	$250

NOTE 4.  INVENTORIES

A summary of inventory by category at period end follows:

	September 30,
Inventories	2011	2010
	(thousands)
Raw materials	$8,492	$7,993
Work-in-process	6,821	3,974
Finished goods	1,677	1,012
Total inventories	16,990	12,979
Reserve for excess/obsolete inventory	(897)	(911)
Inventories, net	$16,093	$12,068

NOTE 5.  FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	September 30,
Fixed Assets	2011	2010
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,824	9,581
Leasehold improvements	1,374	-
Machinery and equipment	21,008	15,434
Furniture and fixtures	5,246	4,833
Total fixed assets, at cost	39,008	31,404
Accumulated depreciation	(21,122)	(18,306)
Net fixed assets	$17,886	$13,098

NOTE 6.  INTANGIBLE ASSETS

Intangible assets by category, amortization expense for the periods, and estimated future amortization at period end are presented below:

	September 30,
Intangible Assets	2011	2010
	(thousands)
Customer relationships	$5,900	$-
Property tax abatement	360	360
Non-compete agreement	100	-
Total intangibles, at cost	6,360	360
Accumulated amortization	(396)	(29)
Net intangible assets	$5,964	$331

	Years ended September 30,
Amortization Expense	2011	2010
	(thousands)
Amortization expense, relating to intangibles	$367	$29

	Estimated
	future
Future Amortization	amortization
	(thousands)
Years ending September 30,
2012	$452
2013	452
2014	452
2015	452
2016	437

NOTE 7.  CREDIT FACILITIES

A summary of borrowings at September 30, 2011 and 2010 follows:

	Fixed/
	Variable		Interest Rate		Balances at September 30,
Debt	Rate	Maturity	9/30/11	9/30/10	2011	2010
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.25	3.50	$7,198	$5,823
SCB term loan	v	12/17/15	3.50	-	17,000	-
Abq term loan	v	12/16/14	3.50	3.75	3,250	4,250
Abq mortgage loan	v	12/16/14	3.50	3.75	3,533	3,800
Celmet term loan	v	07/30/15	3.50	3.75	1,533	1,933
Equipment loans (2), variable	v	01/05/15	3.25	3.75	945	273
Equipment loans (3), fixed	f	11/01/12	3.05	3.07	315	521
Wire & Cable term loan	f	01/01/12	6.70	6.70	95	435
Energy loan	f	04/02/13	2.08	2.08	64	105

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	4.00	4.00	1,076	1,658
Abq industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					35,109	18,898
Less: current portion					(6,896)	(2,899)
Long-term debt					$28,213	$15,999

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. The Credit Agreement was modified on November 17, 2011 by a letter received and accepted by the Company from M&T.  This Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; eliminated a minimum threshold for variable interest tied to Libor (London interbank offered rate); and modified certain other provisions as discussed below.  The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement.  Except as otherwise noted below, the revolving credit facility and term loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of debt to EBITDARS, as defined.  Individual debt facilities provided under the agreement are as follows:

(a) Revolving Credit Facility (“Revolver”):  Up to $20 million is available through December 17, 2013.  The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million.  At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver.  Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.  At September 30, 2011, the upper limit on Revolver borrowings was $19.7 million.  Average outstanding balances amounted to $11.7 million and $6.2 million during the years ended September 30, 2011 and 2010, respectively.

The difference between the amount borrowed under the Revolver and the $20 million limit M&T has committed is subject to an unused commitment fee, which was equal to 0.375%, or $19 thousand for the year ended September 30, 2011.  This fee also varies based on IEC's ratio of debt to EBITDARS.

(b) SCB Term Loan:  $20 million was borrowed on December 17, 2010 and principal is being repaid in 60 equal monthly installments.

(c) Albuquerque Term Loan:  $5 million was borrowed on December 16, 2009, and principal is being repaid in 60 equal monthly installments.

(d) Albuquerque Mortgage Loan:  $4 million was borrowed on December 16, 2009.  The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity.

(e) Celmet Term Loan:  $2 million was borrowed on July 30, 2010, and principal is being repaid in 60 equal monthly installments.

(f) Equipment Line of Credit:  Up to $1.5 million, reduced by outstanding loans, is available through December 17, 2013.  The line is available for purchases of capital equipment, and borrowings under the line are supported by separate notes that specify fixed or variable interest, as selected by the Company, and principal repayment terms.  Equal payments of principal are being made over 48 months for four of the loans and over 60 months for one loan.

(g) Wire & Cable Term Loan:  $1.7 million was borrowed on May 30, 2008.  The interest rate on this loan is fixed at 6.70%, and principal is being repaid in monthly installments of $28 thousand.  The loan's original repayment period of 60 months was reduced as a result of a $0.5 million prepayment made in the fourth quarter of fiscal 2008.  This loan will be paid in full in January 2012.

(h) Energy Loan (also referred to as the "NYSERDA” loan):  $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York.  Principal is being repaid in 60 equal monthly installments.

Other Credit Facilities

(i) Seller Notes:  The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes payable to the sellers and totaling $3.8 million.  These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments of $160 thousand, including interest.  Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings.

(j) Albuquerque Industrial Revenue Bond:  When IEC acquired Albuquerque, the Company assumed responsibility for an Industrial Revenue Bond issued by the City of Albuquerque.  Interest on the bond is paid semiannually, and the $100 thousand principal amount is due in its entirety at maturity.

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its consolidated subsidiaries.  The Credit Agreement also contains various affirmative and negative covenants including financial covenants.  The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed-charge coverage ratio as described in the table below.  The Company was in compliance with the three covenants at September 30, 2011.

		Actual at
Debt Covenant	Limit	September 30, 2011
Quarterly EBITDARS (000's)	Must be above $1,500	$4,904
Total debt to EBITDARS	Must be below 3.50x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.03	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt.  Rental payments of $389 thousand per year total $649 thousand for the remainder of the lease term.

Aggregate contractual principal payments under IEC's borrowings for the next five years are summarized below:

Contractual
principal
Debt Repayment Schedule	payments
(thousands)
Years ending September 30,
2012	$6,896
2013	6,533
2014*	13,137
2015	7,443
2016	1,000
2017 and thereafter	100
$35,109

*Includes Revolver balance of $7,198 as of September 30, 2011.

NOTE 8.  INCOME TAXES

Provisions for income taxes for the years ended September 30, 2011 and 2010 are summarized below:

	Years ended September 30,
Income Tax Provision	2011	2010
	(thousands)
Current tax expense:
State	$2	$107
Federal	134	142

Deferred tax expense:
State	(388)	(20)
Federal	3,308	2,171
Total income tax provision	$3,056	$2,400

Differences between the federal statutory rate and IEC's effective rates of tax for 2011 and 2010 are explained by the following reconciliation.

	Years ended September 30,
Taxes as Percent of Pretax Income	2011	2010

Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	2.4	0.8
Tax credit expiration and related valuation allowance	(2.3)
Increases in tax credits	(3.7)
Untaxed gain on corporate acquisition		(2.0)
Other	0.7	1.2

Income tax provision as percent of pretax income	31.1%	34.0%

The following table displays deferred tax assets/liability by category as of September 30, 2011 and 2010.  Recorded amounts include the establishment of deferred taxes for acquired companies.

	September 30,
Deferred Income Taxes	2011	2010
	(thousands)
Deferred tax assets:
Net operating loss carryforward	$8,853	$11,862
Alternative minimum tax credit carryforward	503	373
Depreciation and fixed assets	(93)	287
New York State investment tax & other credits	904	1,765
Inventories	403	367
Other	723	583
Total before allowance	11,293	15,237
Valuation allowance	(455)	(1,765)
Deferred tax assets, net	10,838	13,472

Deferred tax liability:
Amortization of intangibles	(207)	-
Net deferred income taxes (current and deferred)	$10,631	$13,472

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $24.5 million and $37.7 million respectively as of September 30, 2011, expiring mainly in years 2020 through 2025.  It is estimated that the federal and state NOLs will produce future tax benefits totaling $8.9 million.

In addition, $1.4 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2026.  These credits cannot be utilized until the New York net operating loss carryforward is exhausted.  We have recorded a valuation allowance for these credits to the extent that we believe it is more likely than not that the tax benefit will not be realized.  If the credits expire unused, the related deferred tax asset and offsetting valuation allowance will be reduced.

NOTE 9.  WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date.  An analysis of additions to and charges against IEC's consolidated warranty reserves during the years ended September 30, 2011 and 2010 is provided below.

	Years ended September 30,
Warranty Reserve	2011	2010
	(thousands)
Reserve, beginning of period	$303	$111

Reserves of acquired companies	62	376
Provision	412	21
Warranty costs	(376)	(205)
Recoveries	47	-
Reserve, end of period	$448	$303

NOTE 10.  STOCK-BASED COMPENSATION

Under IEC's 2001 Stock Option and Incentive Plan, as amended from time to time, officers, key employees, directors and other individuals may be granted stock options, restricted (non-vested) stock and other types of equity awards.  The plan, which expires in December 2011, was approved by shareholders in February 2002.  Up to 3,100,000 common shares were authorized for issuance under the plan, and 209,869 and 458,606 shares remained available for grant at September 30, 2011 and 2010, respectively.

At the January 2011 Annual Meeting of Shareholders, a new plan entitled the 2010 Omnibus Incentive Compensation Plan was voted on and approved by our shareholders.   The plan, which will be administered by the Compensation Committee of the Board of Directors, provides for grant of the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Over a term of ten (10) years, up to 2,000,000 common shares may be issued.  Through September 30, 2011, no awards have been made under the 2010 Plan.

The Compensation Committee intends to continue making awards under the 2001 Plan for the remainder of its term, as long as shares remain available for grant.  Stock compensation expense recorded under the plans totaled $489 thousand in 2011 and $282 thousand in 2010, and related tax benefits were approximately $135 thousand and $45 thousand in the two years, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding stock options and restricted shares under the 2001 Plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.  A summary follows of assumptions used in the Black-Scholes model and the estimated value of options granted during the two most recent fiscal years.

	Years ended September 30,
Valuation of Options	2011	2010

Assumptions for Black-Scholes:
Risk-free interest rate	1.40%	2.16%
Expected term in years	4.8	4.9
Volatility	54%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	78,000	128,682
Weighted average fair value/share	$2.80	$2.24
Fair value of options granted (000's)	$218	$288

Changes in the number of options outstanding during the years ended September 30, 2011 and 2010, together with other related data, are summarized below.

	Years ended September 30,
	2011		2010
		Wgtd Avg.		Wgtd Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding at beginning of period	764,595	$1.66	973,722	$1.10

Granted	78,000	6.01	128,682	4.69
Exercised	(447,256)	0.82	(231,467)	0.85
Forfeited	(24,000)	5.76	(106,342)	2.02
Outstanding at end of period	371,339	$3.32	764,595	$1.66

For options expected to vest
Number expected to vest	371,339	$3.32	764,595	$1.66
Wgtd. avg. remaining term, in years	4.4		2.7
Excess of fair value at period end over cost of exercising (000s)		$654		$2,753

For exercisable options at period end
Number exercisable	133,833	$1.54	474,868	$0.80
Wgtd. avg. remaining term, in years	1.5		1.7
Excess of fair value at period end over cost of exercising (000s)		$474		$2,118

For non-exercisable options at period end
Expense not yet recognized (000s)		$328		$296
Wgtd. avg. years to become exercisable		1.9		1.9

For options exercised
Excess of fair value on dates of exercise over cost (000s)		$3,170		$928

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four years, holders have all the rights and privileges of any other IEC common shareholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.  A summary of restricted stock activity, balances and related data for the years ended September 30, 2011 and 2010 is presented below.

	Years ended September 30,
	2011		2010
	Number of	Wgtd Avg.	Number of	Wgtd Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	122,098	$4.10	37,000	$2.45

Granted	184,958	6.73	145,351	4.04
Becoming vested	(19,580)	4.15	(27,000)	2.10
Forfeited	(3,000)	8.70	(33,253)	3.63
Outstanding at end of period	284,476	$5.76	122,098	$4.10

For non-vested shares at period end
Expense not yet recognized (000s)		$1,248		$395
Wgtd. average remaining years for vesting		2.1		2.2

For shares becoming vested
Aggregate fair value on vesting dates (000s)		$135		$130

NOTE 11.  INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of fourth quarter and annual sales according to the industry sector within which IEC's customers operate is presented below.

	Three months ended		Years ended
	September 30,		September 30,
% of Sales by Sector	2011	2010	2011	2010

Military & Aerospace	51%	56%	56%	58%
Industrial & Communications	23%	28%	21%	29%
Medical & Other	26%	16%	23%	13%
	100%	100%	100%	100%

Individual customers representing 10% or more of sales included Sigma International (16%) and General Electric (10%) in the 2011 fiscal year, and General Electric (14%) in 2010.  Individual customers representing 10% or more of receivables accounted for 28% of outstanding balances at September 30, 2011 (two customers), and 11% at the end of fiscal 2010.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history.  Customers generally are not required to post collateral.

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

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment.  Leases for buildings occupied by IEC's businesses expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB primarily in September 2013.  These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance.  Approximate minimum lease obligations for the next five years, together with rent expense incurred during the two years covered by these financial statements, are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Years ending September 30,
2012	$1,292
2013	943
2014	252
2015	18
2016	4

Total rent expense for years ended September 30,
2011	$1,429
2010	808

For the year ended September 30, 2011, IEC obtained 53% of the materials used in production from two vendors, Arrow Electronics, Inc. and Avnet, Inc. If either of these vendors were to cease supplying us with materials for any reason, this would force us to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases.  In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  IEC does not expect to pay a termination fee, as the company expects to exceed minimum purchase requirements under the agreement.

NOTE 14.  RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes an employer match equal to 25% of the first 6% of contributions made by Albuquerque employees. The contributions made on behalf of Albuquerque employees totaled $34 thousand during the year ended September 30, 2011, and $29 thousand during 2010.  There were no other Company contributions to the plan during the two years.

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA

Key quarterly financial data for fiscal years ended September 30, 2011 and 2010 is presented below.  It should be noted that quarterly per-share amounts are rounded separately to the nearest cent, and as a result the sum of the quarterly amounts may not equal the computed per-share amount for the full year.

				Basic	Diluted
		Gross	Net	Earnings	Earnings
	Net Sales	Profit	Income	Per Share	Per Share
	(Unaudited; in thousands, except per share)
Fiscal Quarters
Fourth 2011	$34,941	$6,574	$2,631	$0.27	$0.26
Third 2011	34,626	6,156	1,333	0.14	0.13
Second 2011	35,085	6,944	1,747	0.18	0.17
First 2011	28,644	4,583	1,049	0.11	0.11

Fourth 2010	$27,287	$4,776	$1,628	$0.18	$0.17
Third 2010	26,095	4,656	1,238	0.14	0.13
Second 2010	25,232	4,018	1,036	0.12	0.11
First 2010	18,060	2,813	753	0.09	0.08

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Active of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and asset dispositions of the Company,

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation, and may not prevent or detect all misstatements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2011, of our internal control over financial reporting, based on the framework entitled "Internal Controls - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that as of September 30, 2011, our internal control over financial reporting was effective.  As permitted by SEC guidance, we have excluded the SCB unit, which was acquired during fiscal 2011, from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011.  Total assets and total revenues of SCB represent 32.2% and 8.5%, respectively, of our total assets and total revenues as reported in our consolidated financial statements for fiscal 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission's rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

During the year ended September 30, 2011, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control systems

IEC's management does not expect that our disclosure controls and internal controls will prevent all errors and fraud.  Because of inherent limitations in any such control system (e.g. faulty judgments, human error, information technology system error, or intentional circumvention), there can be no assurance that the objectives of a control system will be met under all circumstances.  Moreover, the benefits of a control system must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events.  In summary, there can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement issued in connection with the 2012 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.  The information regarding Executive Officers of the Registrant is found in Part I of this report.

IEC has adopted a Code of Business Conduct and Ethics (“Code”), which applies to all of its directors, officers (including IEC’s Chief Executive Officer, Chief Financial Officer and other senior officers) and employees.  The Code, a copy of which was filed as Exhibit 14 to IEC’s Current Report on Form 8-K filed on September 1, 2004, may be viewed on IEC’s website, www.iec-electronics.com, under its “Investor Relations-Corporate Governance” captions, and is available in print (free of charge) to any person upon request to Chief Financial Officer, IEC Electronics Corp., 105 Norton Street, Newark, NY 14513, telephone (315) 331-7742.  Any amendment to, or waiver of, a provision of the Code that applies to IEC’s Chief Executive Officer, Chief Financial Officer or other senior officers and relates to the elements of a “code of ethics” as defined by the Securities and Exchange Commission will also be posted on the website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors - Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement issued in connection with the 2012 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement issued in connection with the 2012 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

The table that follows sets forth information concerning IEC's equity compensation plans as of September 30, 2011.  Under the 2001 Stock Option and Incentive Plan, which expires in December 2011, the following types of equity awards have been made: stock options; restricted stock; share-based compensation for outside directors; and other stock-based awards.

Under the 2010 Omnibus Incentive Compensation Plan, which was approved by IEC’s shareholders in January 2011, the following types of awards may be made: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  No awards were made under the 2010 Plan through September 30, 2011.

In addition to the above-named plans, IEC administers an employee stock purchase program.

	Number of shares			Number of shares
	to be issued		Wgtd average	remaining available
	upon exercise		exercise price	for future issuance
	of outstanding		of outstanding	under equity
Equity Compensation Plan Information	options, warrants		options, warrants	compensation
as of September 30, 2011	or rights		or rights	plans (ii)

Equity compensation plans:
Approved by shareholders	371,339	(i)	$3.32	2,209,869
Not approved by shareholders	-		-	-
Total	371,339		$3.32	2,209,869

(i)
Represents shares issuable upon exercise of awards granted under IEC's 2001 Stock Option and Incentive Plan, which was approved by shareholders in February 2002 and terminates December 2011.  IEC's 2010 Omnibus Incentive Compensation Plan was approved by shareholders in January 2011, however, no awards were granted under the 2010 Plan through September 30, 2011.

(ii)	Excludes shares reflected in first column. Includes shares remaining available for issuance under the Company's 2001 Stock Option and Incentive Plan and the 2010 Omnibus Incentive Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors” contained in the definitive proxy statement issued in connection with the 2012 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Ratification of Selection of Independent Registered Public Accounting Firm” contained in the definitive proxy statement issued in connection with the 2012 Annual Meeting of Stockholders and is incorporated in this report by reference thereto.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Reference is made to Item 8, "Financial Statements and Supplementary Data" of Part II of this Annual Report on Form 10-K.  No financial statement schedules are required to be filed by Item 8 of Part II of this Annual Report on Form 10-K.

Exhibits

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 56 of this report.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2011
IEC Electronics Corp.

By:	/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Barry Gilbert	Chief Executive Officer and	December 16, 2011
W. Barry Gilbert	Chairman of the Board
(Principal executive officer and Director)

/s/ Susan E. Topel-Samek	Vice President and	December 16, 2011
Susan E. Topel-Samek	Chief Financial Officer
(Principal financial and accounting officer)

/s/ Eben S. Moulton	Director	December 16, 2011
Eben S. Moulton

/s/ James C. Rowe	Director	December 16, 2011
James C. Rowe

/s/ Carl E. Sassano	Director	December 16, 2011
Carl E. Sassano

/s/ Amy L. Tait	Director	December 16, 2011
Amy L. Tait

/s/ Jerold L. Zimmerman	Director	December 16, 2011
Jerold L. Zimmerman

IEC ELECTRONICS CORP.
Form 10-K for Year Ended September 30, 2011
INDEX TO EXHIBITS

Exhibit No.	Title	Page
2.1
Agreement and Plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

2.2
Stock Purchase Agreement, dated December 16, 2009, by and among IEC Electronics Corp, Crane International Holdings, Inc. and General Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

2.3
Asset Purchase Agreement dated December 17, 2010 by and among CSCB, Inc., Southern California Braiding Co., Inc., Leo P. McIntyre, Trustee of the Exemption Trust Created Under The McIntyre Family Trust dated October 4, 1993 as Amended and Restated in its Entirety dated July 12, 2005, Leo P. McIntyre, Trustee of the McIntyre Survivor's Trust, Restatement dated June 13, 2006, Created under the McIntyre Family Trust dated October 4, 1993, Leo P. McIntyre and Craig Pfefferman, and executed by IEC Electronics Corp. solely as guarantor of certain obligations thereunder (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2010)

2.4	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2	Amended and Restated By-Laws of the Company as of October 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 7, 2010)
3.4
Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.5
Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. - Delaware (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.6	Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.7
Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on February 26, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 27, 1998)

3.8
Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998 (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

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
10.3
Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

10.4
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

10.5
Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2010)

10.6
Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2010)

10.7*
Form of Indemnity Agreement between the Company and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.8*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.9*
Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.10*
Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and  Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.11*
Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.12*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011
10.13*
Separation Agreement between the Company and Michael Schlehr dated May 24, 2010 and Appendix A thereto (Independent Consulting Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.14*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)
10.15*
First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between the Company and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2010)

10.16*	Amended Salary Arrangement with Chief Executive Officer, effective November 1, 2011
10.17*
Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.18*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.19*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Donald S. Doody (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.20*	Summary of the Company's 2011 Management Incentive Plan
10.21*	Summary of the Company's 2011 Long-Term Incentive Plan
10.22*
IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

Exhibit No.	Title	Page
10.23*
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
101
The following items from this Annual Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, the interactive files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

*Management contract or compensatory plan or arrangement