Form 10-Q
period 2011-12-30
IEC ELECTRONICS CORP
filed 2012-02-13
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2011

or

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

Common Stock, $0.01 par value – 9,840,075 shares as of January 30, 2012

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of December 30, 2011 (Unaudited) and
	September 30, 2011	3

	Consolidated Income Statements for the three-month periods
	ended December 30, 2011 and December 31, 2010 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the three-
	month periods ended December 30, 2011 and December 31, 2010 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three-month periods ended
	December 30, 2011 and December 31, 2010 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Index to Exhibits		33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2011 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	December 30,	September 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance	19,439	19,423
Inventories, net	17,111	16,093
Deferred income taxes	3,863	3,863
Other current assets	2,924	1,834
Total current assets	43,337	41,213

Fixed assets, net	18,219	17,886
Intangible assets, net	5,851	5,964
Goodwill	13,810	13,810
Deferred income taxes	6,267	6,768
Other assets	164	179
Total assets	$87,648	$85,820

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,809	$6,896
Accounts payable	15,012	12,750
Accrued payroll and related expenses	2,837	3,092
Other accrued expenses	928	851
Customer deposits	320	332
Total current liabilities	25,906	23,921

Long-term debt	26,952	28,213
Total liabilities	52,858	52,134

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,835,533 and 10,839,997 shares, respectively
Outstanding: 9,820,075 and 9,824,539 shares, respectively	108	108
Additional paid-in capital	42,816	42,660
Accumulated deficit	(6,699)	(7,647)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total shareholders' equity	34,790	33,686
Total liabilities and shareholders' equity	$87,648	$85,820

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE-MONTH PERIODS ENDED DECEMBER 30, 2011 and DECEMBER 31, 2010

(unaudited; in thousands, except share and per share data)

	Three months ended
	December 30,	December 31,
	2011	2010

Net sales	$33,859	$28,644
Cost of sales	28,372	23,840
Gross profit	5,487	4,804
Selling and administrative expenses	4,533	2,841
Operating profit	954	1,963

Interest and financing expense	353	244
Other (income) expense	(902)	13
Income before provision for income taxes	1,503	1,706

Provision for income taxes	555	657
Net income	$948	$1,049

Net income per common and common equivalent share:
Basic	$0.10	$0.11
Diluted	0.09	0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	9,645,942	9,224,877
Diluted	10,004,359	9,766,022

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY

THREE-MONTH PERIODS ENDED DECEMBER 30, 2011 and DECEMBER 31, 2010

(unaudited; thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			1,049		1,049
Stock-based compensation		76			76
Directors' fees paid in stock		11			11
Restricted (non-vested) stock grants	1	(1)			0
Exercise of stock options		33			33
Employee stock plan purchases		11			11
Shares issued in SCB acquisition	1	608			609

Balances, December 31, 2010	$103	$41,876	$(13,358)	$(1,413)	$27,208

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			948		948
Stock-based compensation		135			135
Directors' fees paid in stock		11			11
Employee stock plan purchases		10			10

Balances, December 30, 2011	$108	$42,816	$(6,699)	$(1,435)	$34,790

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

THREE-MONTH PERIODS ENDED DECEMBER 30, 2011 and DECEMBER 31, 2010

(unaudited; thousands)

	Three months ended
	December 30,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$948	$1,049
Non-cash adjustments:
Stock-based compensation	135	76
Depreciation and amortization	1,015	500
Change in contingent consideration	(907)	-
Directors' fees paid in stock	11	11
(Gain)/loss on sale of fixed assets	5	3
Deferred tax expense	501	570
Changes in current assets and liabilities:
Accounts receivable	(16)	(947)
Inventories	(1,018)	(3,983)
Other current assets	(183)	(1,143)
Accounts payable	2,262	1,457
Accrued expenses	(178)	(505)
Customer deposits	(12)	1,093
Net cash flows from operating activities	2,563	(1,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,242)	(714)
Proceeds from (net cost of) disposal of fixed assets	17	(3)
Acquisition of SCB, cash portion (see Acquisitions note)	-	(25,782)
Net cash flows from investing activities	(1,225)	(26,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	17,017	22,054 (a)
Repayments of revolving line of credit	(16,582)	(12,933)
Borrowings under other loan agreements	-	20,000
Repayments under loan agreements and notes	(1,783)	(722)
Proceeds from exercise of stock options	-	33
Proceeds from employee stock plan purchases	10	11
Financing costs capitalized	-	(125)
Net cash flows from financing activities	(1,338)	28,318

Net cash flows for the period	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Interest paid	$333	$197
Income taxes paid	54	27
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$-	$609

(a)	Revolver borrowings of $5,782 were utilized to partially fund December 2010 purchase of SCB.

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2011

(Unaudited)

NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities, including:

▪	A Technology Center embedded in our Newark, NY operation that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
▪	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, as set forth in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters end generally on the Friday closest to the last day of the calendar quarter.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three-month periods ended December 30, 2011 and December 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the period ended September 30, 2011.

Reclassifications and Retrospective Adjustments

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Retrospective adjustments result from the process of determining the fair value of each asset acquired and liability assumed in a business combination. Since an extended period of time (up to one year) is often needed to complete appraisals and valuations and to obtain other fair-value information, preliminary balances reported in initial periods following an acquisition are often replaced with adjusted balances during later periods. Previously, adjusted balances were reported in the later periods and prior period financial data remained as originally reported. ASC 805-10-25-17 requires adjustment of comparative balances presented in current period financial statements when such balances would otherwise contain out-of-date acquiree data.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over various estimated useful lives using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. At the time of retirement or other disposition of PP&E, cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in earnings.

Depreciable lives generally used for PP&E are presented in the table below. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement.

Estimated
PP&E Lives	Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets. Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with: acquired customer relationships; a non-compete agreement; and a property tax abatement. Values assigned to individual intangible assets are amortized under the straight-line method over their estimated useful lives.

Reviewing Long-Lived Assets for Potential Impairment

FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizable intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be written off to earnings. No impairment charges were recorded by IEC during fiscal 2012 or 2011.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.   Under ASC 350, goodwill is not amortized but is reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company may elect to precede a quantitative review for impairment with a qualitative assessment of the likelihood that fair value of a particular reporting unit exceeds carrying value. If the qualitative assessment leads to a conclusion that it is more than 50 percent likely that fair value exceeds carrying value, no further testing is required. In the event of a less favorable outcome, we would be required to proceed with quantitative testing.

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired. Goodwill impairment losses are charged to earnings.

Most of IEC's recorded goodwill relates to the SCB unit acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.  No goodwill impairment has been experienced to date by either unit.

Leases

At the inception of a lease covering equipment or real estate, the agreement is evaluated under criteria discussed in FASB ASC 840-10-25 (Leases). Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property.

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T and were leased back under a five-year operating lease. The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Legal contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, FASB ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be accrued by means of a charge to earnings. No charges for legal contingencies were recorded by IEC during fiscal 2012 or 2011.

When it is considered probable that a loss has been incurred but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

Fair Value Measurements

Under FASB ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings for which rates are generally variable. IEC believes that recorded value approximates fair value for all such instruments.

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

Intangible asset valuations completed in connection with the Company's corporate acquisitions have been based on level 3 inputs. The most significant such valuation, prepared for SCB's customer intangible, was derived from estimated future cash flows attributable to SCB's acquisition-date customer base. Key input assumptions utilized in the valuation process included the rate of customer attrition, cost of sales percent, and discount rate.

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

Service revenues are generally recognized once the service has been rendered. For material management arrangements, revenues are generally recognized in proportion to the materials procured to date as compared to the total materials covered by the arrangement. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Material management revenues have amounted to less than 5% of total revenues in fiscal 2012 and 2011.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

FASB ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards granted to employees based on fair value as of the date of grant. For stock options, the Company uses the Black-Scholes pricing model to estimate grant-date fair value. Costs associated with stock awards are recorded over periods the employees render requisite services (generally the vesting period). If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.

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

ASC 740 also prescribes the manner in which a company measures, recognizes, presents, and discloses in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position. The Company believes that it has no material uncertain tax positions.

Any interest or penalties incurred are reported as interest expense. The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2008 through 2010.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted average number of shares outstanding during each period. Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (unvested) stock and restricted stock units. These awards are primarily held by management and certain employees. A summary of shares used in earnings per share calculations follows.

	Three months ended
	December 30,	December 31,
Shares for EPS Calculation	2011	2010

Weighted average shares outstanding	9,645,942	9,224,877
Incremental shares	358,417	541,145
Diluted shares	10,004,359	9,766,022

Options excluded from diluted shares due to exercise price being higher than average market price	44,000	10,000

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business. Furthermore, certain covenants in the Third Amended and Restated Credit Facility Agreement with M&T restrict the Company from paying cash dividends. The Company does not expect to pay cash dividends on common stock in the foreseeable future.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates.

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net income. For businesses acquired during the periods presented, reported cash flows include cash disbursed to the sellers and normal business activity occurring subsequent to the acquisition date.

Comprehensive Income

IEC has no items of other comprehensive income (OCI) in any period presented in the accompanying financial statements, and in accordance with FASB ASC 220-10-15, is not required to present captions for OCI or comprehensive income in the statements.

Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-08, "Testing Goodwill for Impairment," was issued in September 2011 to be effective for fiscal years beginning after December 15, 2011. Under existing generally accepted accounting principles (GAAP), entities are periodically required to evaluate the carrying value of a unit's goodwill by first determining fair value of the unit, and then, if fair value is less than the unit's carrying value, by allocating such fair value to the unit's assets and liabilities. Under provisions of the update, entities are permitted, but not required, to precede calculation of a unit's fair value with a qualitative evaluation of the likelihood that fair value is less than carrying value. If the qualitative assessment leads to a conclusion that there is more than a 50 percent likelihood that fair value exceeds carrying value, no further testing is required. In the event of a less favorable assessment, the entity is required to proceed to the previously mentioned quantitative testing. As permitted by the update, IEC adopted its provisions in the fourth quarter of fiscal 2011.

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

FASB Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," was issued in July 2010. The update requires entities to (i) describe methods used to estimate the allowance for doubtful accounts; (ii) disclose policies for charging off uncollectible receivables; and (iii) present a summary of provisions, charge-offs and recoveries recorded in the allowance during each period. No changes in accounting methods are required. Period-end disclosures were required beginning in IEC's December 2010 quarter, and transaction-oriented disclosures have been required in subsequent periods. IEC implemented the requirements of this update in the quarter ended September 30, 2010.

NOTE 2. SCB ACQUISITION

On December 17, 2010, IEC, through a subsidiary now known as Southern California Braiding, Inc., acquired substantially all of the assets of Southern California Braiding Company, Inc. of Bell Gardens, CA, a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets. The contracted purchase price was $25.0 million, subject to adjustment for any increase or decrease in working capital between the contract date and the closing date. The closing-date working capital adjustment amounted to $1.6 million, resulting in a $26.6 million price at closing. $609 thousand was paid with 100,000 shares of newly issued IEC common stock, and the $26.0 million remainder was paid with cash proceeds from certain borrowings under the M&T Credit Agreement.

The cash portion of the purchase price was decreased to $25.8 million based on a further analysis of closing-date working capital as required under the asset purchase agreement. The resulting $248 thousand adjustment, which was refunded to IEC in May 2011, was recorded as a reduction of goodwill.

$3.1 million of the amount paid for SCB was deposited in escrow accounts to be released to the sellers or returned to the purchaser under certain specified circumstances through March 31, 2012. In February 2011, $623 thousand was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement. The remaining escrow is subject to buyer indemnity claims, if any, and sellers' further performance under the agreement as indicated below. At December 30, 2011, the escrow consisted of $2.0 million of cash and 77,176 shares of IEC common stock.

The acquisition agreement provided for a potential return of contingent consideration held in escrow if SCB’s gross sales and backlog for calendar-year 2011 did not reach specified targets. The Company recorded the estimated amount of contingent consideration at the end of each fiscal quarter, resulting in a receivable of $1.1 million as of September 30, 2011. Based on actual results through the end of December 2011, such contingent consideration was adjusted to $2.0 million at December 30, 2011. Within the accompanying financial statements, the $907 thousand current-quarter adjustment is reported as "other income" and the total amount due from sellers is included in "other current assets."

Concurrent with the acquisition, IEC assumed responsibility for operating leases covering SCB's premises, for which rent approximates $350 thousand per year. In accordance with another provision in the purchase contract, the former shareholders of SCB agreed that they would not compete with the Company for a five-year period.

Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed, as summarized below. The excess of purchase price over the value of identifiable net assets acquired is recorded as goodwill.

December 17,
SCB Opening Balance Sheet	2010
(thousands, except shares)
Accounts receivable	$1,576
Inventories	2,896
Other current assets	29
Leasehold improvements	1,169
Machinery & equipment	1,344
Furniture & fixtures	236
Intangible assets	6,000
Goodwill	13,708
Deferred income taxes	122
Total assets acquired	27,080

Accounts payable	$560
Accruals and other liabilities	129
Total liabilities assumed	689
Net assets acquired/purchase price	$26,391

Funded with bank debt	$25,782
Funded with 100,000 shares of IEC common stock	609
Total funding for SCB acquisition	$26,391

Operating and Pro Forma Results: The first table below displays the revenue and earnings of SCB from date of acquisition to the end of the first quarter of fiscal 2011. The disclosed amounts are included in the accompanying consolidated financial statements.

The second table presents IEC's unaudited, pro forma, consolidated operating results for the first quarter of fiscal 2011 as if the SCB acquisition had occurred on the first day of the preceding fiscal year. The pro forma results combine IEC's actual consolidated results for the quarter with revenue and earnings generated by SCB during the 2.5-month portion of the quarter when it was not a member of the IEC consolidated group. While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB with other members of the IEC group. The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the SCB acquisition on the earlier date, nor are they necessarily indicative of future results.

SCB Fiscal 2011 Operating Results	14 Days ended
Subsequent to Date of Acquisition	December 31, 2010
(in thousands)	(unaudited)
Net sales	$235
Loss before income taxes	(120)
Net loss	(71)

Three months ended
IEC Pro Forma Operating Results	December 31, 2010
(in thousands, except share and per share data)	(unaudited)

As if SCB had been acquired in the fiscal
year preceding the year of acquisition

Net sales	$32,575
Income before income taxes	2,194
Net income	1,342

Earnings per share:
Basic	$0.14
Diluted	0.14

Weighted average common and common equivalent shares:
Basic	9,308,573
Diluted	9,849,718

In developing pro forma (as if combined) financial results, the acquiree's pre-merger data is adjusted to account for some of the changes that are estimated to result from operating the entity as part of the IEC consolidated group. For example, depreciation changes due to asset revaluations; newly identified intangibles are amortized; interest is incurred on acquisition-related debt; and certain expenses decrease or increase based on the manner in which IEC intends to operate the entity. As mentioned above, certain other expected changes, such as potential revenue changes, are not factored into the pro forma information. A summary of adjustments made in preparing IEC’s pro forma information above is provided in the table that follows.

Adjustments Reflected in	Three months ended
"Pro Forma Results" Table Above	December 31, 2010
(in thousands, except share data)	(unaudited)
Increase (decrease)
Cost of sales
Depreciation expense	$64

Selling and administrative expenses
Compensation	$(379)
Sales/marketing expenses	(364)
Insurance premiums	(76)
Legal and accounting expenses	(154)
Contract staffing	(112)
Amortization of intangibles	86
Corporate allocation	150
Other	(33)
Total selling and administrative expense adjustments	$(882)

Interest expense
Interest on acquisition debt	$201
Other	(2)
Total interest expense adjustments	$199

Other (income) expense
Eliminate acquisition expenses (legal, accounting, etc.)	$(109)

Weighted average common shares outstanding
100,000 shares issued in SCB acquisition, weighted to cover 77 days prior to the acquisition date	83,696

NOTE 3. ADJUSTMENT OF PRIOR YEAR CASH FLOW INFORMATION

As permitted by ASC 805-10-25-14, IEC continued to analyze and revise SCB's opening balance sheet values during the twelve months following the December 2010 acquisition date. Balances reported in earlier periods were subsequently superseded based on appraisals, valuations and other updated information. Since the ASC requires such revisions to be reflected in the Company's financial statements on a retrospective basis, comparative balances being presented in current period financial statements may differ from the amounts originally reported. That is the case with respect to comparative cash flow information displayed in IEC's December 30, 2011 financial statements. A summary follows of adjustments made to year-ago cash flow information in order to incorporate the effects of final acquisition-date asset and liability values for SCB. Based on the immateriality of expense adjustments attributable to prior periods, all such adjustments were recorded currently as they were determined and no income statement revision is required. The table that follows also presents certain balance sheet reclassifications that affect December 2010 cash flows.

	Cash inflows		Effect of
Adjustments to Cash Flows	(outflows),	Effect of SCB	balance sheet	Cash inflows
for Three Months Ended	as originally	purchase price	reclassif-	(outflows),
December 31, 2010	reported	adjustment (i)	ications (ii)	as adjusted
(thousands)
Changes in current assets and liabilities:
Accounts receivable	$(920)	$-	$(27)	$(947)
Other current assets	59	(248)	(954)	(1,143)

Acquisition of SCB, cash portion	(27,011)	248	981	(25,782)
Totals	$(27,872)	$-	$-	$(27,872)

(i)	Represents refund received from sellers of SCB on May 19, 2011, based on post-closing analysis of working capital balances. This entry establishes a receivable for the refund.
(ii)	Reclassifies to "other current assets" $981 thousand paid at SCB closing and refunded shortly thereafter. Also shows the effect of $27 thousand of "miscellaneous receivables" reclassified as of September 30, 2010 from accounts receivable to "other current assets."

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three-month periods ended December 30, 2011 and December 31, 2010.

	Three months ended
	December 30,	December 31,
Allowance for Doubtful Accounts	2011	2010
	(thousands)
Allowance, beginning of period	$305	$250

Provision for doubtful accounts (reversal)	107	(61)
Write-offs	-	-
Recoveries	-	-
Allowance, end of period	$412	$189

NOTE 5. INVENTORIES

A summary of inventory by category at period end follows:

	December 30,	September 30,
Inventories	2011	2011
	(thousands)
Raw materials	$9,533	$8,492
Work-in-process	6,921	6,821
Finished goods	1,733	1,677
Total inventories	18,187	16,990
Reserve for excess/obsolete inventory	(1,076)	(897)
Inventories, net	$17,111	$16,093

NOTE 6. FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	December 30,	September 30,
Fixed Assets	2011	2011
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,824	9,824
Leasehold improvements	1,374	1,374
Machinery and equipment	21,728	20,586
Furniture and fixtures	5,304	5,246
Construction in progress	430	422
Total fixed assets, at cost	40,216	39,008
Accumulated depreciation	(21,997)	(21,122)
Net fixed assets	$18,219	$17,886

Depreciation expense was $888 thousand and $479 thousand in the quarters ended December 30, 2011 and December 31, 2010, respectively.

NOTE 7. INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in December 2010 and Albuquerque in December 2009.

Among SCB’s key attributes as an acquisition candidate were the relationships established with a number of military and defense contractors. The anticipated profitability of those relationships was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related intangible asset. Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to a customer-based intangible. The asset is being amortized over its fifteen-year estimated useful life, under the straight-line method.

IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders. That intangible is being amortized evenly over its contractual life.

Albuquerque’s building and land were acquired in December 2009 subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB. The tax abatement was valued at $360 thousand at date of acquisition, and such value is being amortized over the 9.2-year exemption period that remained as of the acquisition date.

Presented in tables below are: intangible assets by category; amortization expense for the periods; and estimated future amortization as of December 30, 2011.

	December 30,	September 30,
Intangible Assets	2011	2011
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles, at cost	6,360	6,360
Accumulated amortization	(509)	(396)
Net intangible assets	$5,851	$5,964

	Three months ended
	December 30,	December 31,
Amortization Expense	2011	2010
	(thousands)
Amortization expense, relating to intangibles	$113	$11

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending December 30,
2012	$452
2013	452
2014	452
2015	452
2016	432

NOTE 8. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in 2010. There were no changes in outstanding goodwill balances during the quarter ended December 30, 2011.

NOTE 9. CREDIT FACILITIES

A summary of borrowings as of December 30, 2011 and September 30, 2011 follows:

	Fixed/		Interest Rate		Balances
	Variable		December 30,	September 30,	December 30,	September 30,
Debt	Rate	Maturity	2011	2011	2011	2011
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.06	3.25	$7,633	$7,198
SCB term loan	v	12/17/15	3.56	3.50	16,000	17,000
Albuquerque term loan	v	12/16/14	3.56	3.50	3,000	3,250
Albuquerque mortgage loan	v	12/16/14	3.56	3.50	3,467	3,533
Celmet term loan	v	07/30/15	3.56	3.50	1,433	1,533
Equipment loans (2)	v	12/17/13	3.31	3.25	877	945
Equipment loans (3)	f	11/01/12	3.03	3.05	262	315
Wire & Cable term loan	f	01/01/12	6.70	6.70	10	95
Energy loan	f	04/02/13	2.08	2.08	54	64

Other borrowings
Seller notes, Wire & Cable	f	06/01/13	3.00	4.00	925	1,076
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					33,761	35,109
Less: current portion					(6,809)	(6,896)
Long-term debt					$26,952	$28,213

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. This Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; and eliminated a minimum threshold for variable interest tied to Libor (London interbank offered rate). The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement. Except as otherwise noted below, the revolving credit facility and term loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of debt to EBITDARS, as defined.

The Credit Agreement was modified on November 17, 2011 by a letter agreement that extended the equipment line to December 17, 2013 and made all loans under such line due and payable no later than that date. The Credit Agreement required prepayments of term loans equal to 50% of excess cash flow for fiscal years ending after September 30, 2010 and the letter agreement changed that requirement to fiscal years ending after September 30, 2011.

Individual debt facilities provided under the Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At December 30, 2011, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $13.1 million and $11.7 million during the three-month periods ended December 30, 2011 and December 31, 2010, respectively.

The Company incurs quarterly unused commitment fees approximating 0.375% of the excess of $20 million over average borrowings under the Revolver. Fees incurred amounted to $8 thousand and $5 thousand during the quarters ended December 30, 2011 and December 31, 2010, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

(f) Equipment Line of Credit: Up to $1.5 million, reduced by outstanding loans, is available through December 17, 2013. The line is available for purchases of capital equipment. Borrowings under the line are supported by individual notes that specify interest and principal repayment terms. The Company has the option to select whether the interest rate is fixed or variable. Equal payments of principal are being made over 48 months for four of the loans and over 60 months for one loan.

(g) Wire & Cable Term Loan: $1.7 million was borrowed on May 30, 2008, and principal is being repaid in monthly installments of $28 thousand. The loan's original repayment period of 60 months was reduced as a result of a $0.5 million prepayment in the fourth quarter of fiscal 2008. The interest rate on this loan is fixed at 6.70%. This loan was paid in full in January 2012.

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

(j) Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio as described in the table below. The Company was in compliance with the three covenants at December 30, 2011 and September 30, 2011.

		Calculated amount at
		December 30,		September 30,
Debt Covenant	Limit	2011		2011
Quarterly EBITDARS (000s)	Must be above $1,500	$3,098		$4,904
Total debt to EBITDARS	Must be below 3.50x	2.15	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	1.68	x	2.03	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments of $389 thousand per year total $551 thousand for the remainder of the lease term.

Aggregate contractual principal payments under IEC's borrowings for the next five years are summarized below:

Contractual
principal
Debt Repayment Schedule	payments
(thousands)
Twelve months ending December 30,
2012	$6,809
2013*	13,954
2014	5,940
2015	6,958
2016	100
$33,761

*Includes Revolver balance of $7,633 as of December 30, 2011.

NOTE 10. INCOME TAXES

Provisions for income taxes for the three-month periods ended December 30, 2011 and December 31, 2010 are as follows:

	Three months ended
	December 30,	December 31,
Income Tax Provision	2011	2010
	(thousands)

Provision for income taxes	$555	$657

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $24.5 million and $37.7 million, respectively, as of September 30, 2011, expiring mainly in years 2020 through 2025. It is estimated that the federal and state NOLs will produce future tax benefits totaling $8.9 million.

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

NOTE 11. WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale. As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses. Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. An analysis of additions to and charges against IEC's consolidated warranty reserves during the quarters ended December 30, 2011 and December 31, 2010 is provided below.

	Three months ended
	December 30,	December 31,
Warranty Reserve	2011	2010
	(thousands)
Reserve, beginning of period	$448	$303

Reserve of acquired company	-	62
Provision	28	124
Warranty costs	(62)	(85)
Recoveries	-	-
Reserve, end of period	$414	$404

NOTE 12. STOCK-BASED COMPENSATION

At the January 2011 Annual Meeting of Shareholders, the 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by shareholders. This plan replaces IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of grants: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. Awards are generally granted to certain members of management and employees, as well as directors. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

While all stock-based awards through December 30, 2011 were made under the 2001 Plan, future awards will be under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $135 thousand and $76 thousand in the quarters ended December 30, 2011 and December 31, 2010, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding stock options and restricted shares granted under the 2001 Plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years. A summary follows of assumptions used in the Black-Scholes model and the estimated value of options granted during the quarters ended December 30, 2011 and December 31, 2010.

	Three months ended
	December 30,	December 31,
Valuation of Options	2011	2010

Assumptions for Black-Scholes:
Risk-free interest rate	1.16%	1.50%
Expected term in years	4.9	4.9
Volatility	51%	52%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	10,000	51,500
Weighted average fair value per share	$2.12	$2.51
Fair value of options granted (000s)	$21	$129

Changes in the number of options outstanding during the three month periods ended December 30, 2011 and December 31, 2010, together with other related data, are summarized in the next table.

	Three months ended
	December 30, 2011		December 31, 2010
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding at beginning of period	371,339	$3.32	764,595	$1.66

Granted	10,000	5.30	51,500	5.49
Exercised			(53,750)	0.56
Forfeited	(9,700)	4.60	(4,000)	5.17
Expired	(5,000)	0.55
Outstanding at end of period	366,639	$3.36	758,345	$1.98

For options expected to vest
Number expected to vest	348,307	$3.36	758,345	$1.98
Weighted average remaining term, in years	4.2		4.4
Intrinsic value (000s)		$486		$4,277

For exercisable options
Number exercisable	125,239	$1.59	422,993	$0.84
Weighted average remaining term, in years	2.6		2.4
Intrinsic value (000s)		$377		$2,868

For non-exercisable options
Expense not yet recognized (000s)		$297		$328
Weighted average years to become exercisable		1.7		1.9

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred. At the end of the vesting period, which is typically four years, holders have all the rights and privileges of any other IEC common shareholder. The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period. A summary of restricted stock activity, balances and related data for the three month periods ended December 30, 2011 and December 31, 2010 is presented below.

	Three months ended
	December 30, 2011		December 31, 2010
	Number of	Wgtd Avg.	Number of	Wgtd Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of period	284,476	$5.76	122,098	$4.10

Granted	-		100,250	5.70
Becoming vested	(6,900)	3.49	-
Forfeited	(8,400)	4.32	-
Outstanding at end of period	269,176	$5.86	222,348	$4.82

For non-vested shares
Expense not yet recognized (000s)		$1,005		$918
Weighted average remaining years for vesting		2.0		2.5

For shares becoming vested
Aggregate fair value on vesting dates (000s)		$35

NOTE 13. INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales, according to the industry sector within which IEC's customers operate, is presented below for the quarters ended December 30, 2011 and December 31, 2010.

	Three months ended
	December 30,	December 31,
% of Sales by Sector	2011	2010

Military & Aerospace	38%	54%
Industrial & Communications	34%	29%
Medical & Other	28%	17%
	100%	100%

Two individual customers represented 10% or more of sales, and accounted for 25% and 18% of sales in the quarter ended December 30, 2011. Three individual customers represented 10% or more of sales and accounted for 12%, 12% and 11% of sales in the quarter ended December 31, 2010. Individual customers representing 10% or more of receivables accounted for 31% of outstanding balances at December 30, 2011 (two customers), and 11% (one customer) at December 31, 2010.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history. Customers generally are not required to post collateral.

NOTE 14. LITIGATION

There are no material, pending legal proceedings that involve IEC, its subsidiaries or their properties. From time to time, the Company may be involved in legal actions in the ordinary course of its business. However, management does not believe that any such proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material, adverse effect on the Company’s consolidated financial position.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment. Leases for buildings occupied by IEC's businesses expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB primarily in September 2013. These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance. Approximate minimum lease obligations for the next five years, together with rent expense incurred are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Twelve months ending December 30,
2012	$1,346
2013	728
2014	189
2015	9
2016	3

Total rent expense for three months ended
December 30, 2011	$329
December 31, 2010	245

At December 30, 2011 two vendors, Arrow Electronics, Inc. and Avnet, Inc., comprise 42% of the Company’s accounts payable. If either of these vendors ceased supplying us with material for any reason, we would be forced to find alternative sources of supply. Such a change in vendor could delay production, adversely affecting sales volumes and operating results.

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases. In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement. The company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

NOTE 16. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $9 thousand during the quarter ended December 30, 2011, and $7 thousand during the quarter ended December 31, 2010. There were no other Company contributions to the plan during the two periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect,” “intend,” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by these statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. In particular, you should consider the details contained in the cautionary statement preceding Item 1 in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 and the Risk Factors identified in that Form 10-K.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified; an NSA approved supplier under the COMSEC standard; and ISO 13485 certified to serve the medical market sector. Five of our units (IEC in Newark, NY; Wire and Cable in Victor, NY; Albuquerque in NM; Celmet in Rochester, NY; and SCB in CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry.  Our Newark, NY environmental systems are ISO 14001:2004 certified.

We evaluate emerging technologies on an ongoing basis to maintain a technology roadmap so that relevant processes and advances in new equipment are available to our customers when commercial and design factors warrant. The current generation of interconnection technologies includes chip-scale packaging and ball-grid-array (“BGA”) assembly techniques. We have placed millions of plastic and ceramic BGA's since 1994. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory and our Design Engineering Group.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire & cable, and precision metal systems sought by original equipment manufacturers (“OEMs”).

First Quarter Results

A summary of selected income statement amounts for the three-month periods ended December 30, 2011 and December 31, 2010 follows:

	Three months ended
	December 30,	December 31,
Income Statement Data	2011	2010
	(thousands)

Net sales	$33,859	$28,644
Gross profit	5,487	4,804
Selling & administrative expenses	4,533	2,841
Interest & financing expense	353	244
Other (income) expense	(902)	13
Income before provision for income taxes	1,503	1,706
Provision for income taxes	555	657
Net income	$948	$1,049

Revenue increased in the first quarter of fiscal 2012 by 18% as compared to the first quarter of the prior fiscal year. 12% of the growth was organic, with the remaining 6% representing a full quarter of SCB operations compared to two weeks in the first fiscal quarter of the prior year. Organic revenue growth was primarily due to increases of $4.7 million in the medical market sector and $3.4 million in the industrial and communications sector. These increases were partially offset by a decrease of $2.9 million in the military and aerospace market caused by continued delays in military funding. Such delays impacted SCB in particular, where revenue during this fiscal quarter did not meet anticipated levels. Our business supporting the medical equipment sector nearly doubled from $5.0 million in the first fiscal quarter of the prior year, and now represents 28% of sales in the first fiscal quarter of this year, compared to 17% in first fiscal quarter of the prior year.

Our first fiscal quarter gross profit decreased slightly compared to the first fiscal quarter of the prior year, primarily due to lower sales volume and unfavorable changes in product mix at some locations partially offset by favorable changes in product mix at others. We further expect operating results to be impacted by weakness in the military and aerospace market due to delayed government funding. We anticipate strengthening in this market sector during the second half of our fiscal year.

Selling and administrative ("S&A") expenses increased $1.7 million to 13.4% of revenue in the first fiscal quarter of 2012, as compared to 9.9% in the same fiscal quarter of the prior year. $0.9 million of the increase is due to experiencing a full quarter of S&A expense for SCB as well as the higher cost structure SCB experiences. $0.2 million of the increase is severance to our former CFO. Additional S&A expense increases were due to salaries for certain positions added to execute the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.

Interest expense increased to $353 thousand in the quarter ended December 30, 2011 from $244 thousand in the same quarter of the prior year. The increase is the result of incremental borrowing to fund the SCB acquisition, partially offset by reductions in our other term and revolving debt as well as interest rates. Average borrowings in the most recent fiscal quarter were higher than the first fiscal quarter of the prior year, primarily due to the SCB term loan borrowing which occurred in December 2010. The weighted average interest rate on IEC's debt, however was 0.32% lower than in the first quarter of the prior fiscal year. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and various gains and losses. In the quarter ended December 30, 2011, $907 thousand of additional income was recorded for contingent consideration owed to IEC by the sellers of SCB. The income is the result of a shortfall in SCB's calendar-year 2011 sales as compared to a target specified in the acquisition agreement. Combined with a $1.1 million estimate recorded in the quarter ended September 30, 2011, the total receivable for contingent consideration is $2.0 million, which is carried on our balance sheet in "other current assets" at December 30, 2011. We expect the receivable to be paid from the escrow account established at the time of the SCB acquisition. Prior year "other income" includes acquisition-related legal, accounting, valuation and travel expenses partially offset by a $170 thousand gain resulting from a partial refund of the amount paid for Albuquerque that added to the excess of net assets acquired over purchase price.

A lower provision for income taxes in the quarter ended December 30, 2011 results mainly from a decrease in pretax income as compared to the first quarter of the prior fiscal year.

With respect to tax payments, in the near term IEC is sheltered by sizable net operating loss carryforwards for federal and New York income tax purposes. At the end of fiscal 2011, the carryforwards amounted to approximately $24.5 million for federal purposes and $37.7 million in New York. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $1.7 million in the quarter ended December 30, 2011, compared to $2.2 million in the quarter ended December 31, 2010. The decrease is primarily the result of deducting from net income $907 thousand of "other income" attributable to contingent consideration not yet received as of the end of the December 2011 quarter, partially offset by adding back increased depreciation and amortization expense. The net change in current asset and liability accounts generated $0.9 million of cash in the quarter ended December 30, 2011 mainly due to higher payables, while in the first quarter of the prior fiscal year $4.0 million of cash was utilized primarily to fund the higher inventory level associated with our growing business.

Investing activities utilized $1.2 million of cash flow in the quarter ended December 30, 2011, compared to $26.5 million in the first quarter of the prior fiscal year. In last year's first fiscal quarter, we acquired SCB for $25.8 million in cash plus common stock, while in the current-year quarter we invested $1.2 million in equipment designed to facilitate growth and enhance productivity.

In the quarter ended December 30, 2011, financing cash flows consisted mainly of net repayments of borrowings in the amount of $1.3 million. During the quarter ended December 31, 2010, net bank borrowings of $28.4 million were utilized to fund the SCB acquisition, fixed asset additions and growth in IEC's working capital balances.

As of December 30, 2011, Revolver borrowings were $7.6 million and the total amount available to us under the line, including the current balance, was $20.0 million. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company's primary borrowing arrangement is discussed in the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. Key provisions are more particularly described in Note 9 - Credit Facilities to the consolidated financial statements contained in this Quarterly Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at December 30, 2011 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		December 30,	September 30,
Debt Covenant	Limit	2011	2011
Quarterly EBITDARS (000s)	Must be above $1,500	$3,098	$4,904
Total debt to EBITDARS	Must be below 3.50x	2.15x	2.08x
Fixed charge coverage ratio (a)	Must be above 1.25x	1.68x	2.03x

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

Application of Critical Accounting Policies

A discussion of IEC’s critical accounting policies appears in the Company’s previously filed Annual Report on Form 10-K for the year ended September 30, 2011. Through December 30, 2011, there have been no material changes in policies previously identified by IEC as critical.

Recently Issued Accounting Standards

See Note 1 – Our Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of financing provided primarily by M&T, the Company is exposed to changes in interest rates that may adversely affect operating results. As of December 30, 2011, the Company had $33.8 million of debt, consisting of $32.4 million at variable interest rates and $1.4 million at fixed rates. Interest rates on variable loans are based on Libor and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of December 30, 2011 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $324 thousand.

The Company is exposed to credit risk associated with the availability of funding provided by M&T under the Credit Agreement. The bank's credit rating (rated A- by Fitch) is monitored by the Company, and IEC expects that M&T will continue to make credit available under the terms of the Agreement.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2011 the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting: During the three months ended December 30, 2011, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings:

There are no material, pending legal proceedings that involve IEC, its subsidiaries or their properties. From time to time, the Company may be involved in legal actions in the ordinary course of its business. However, management does not believe that any such proceedings commenced through the date of the financial statements contained in Part I of this Quarterly Report, individually or in the aggregate, will have a material, adverse effect on the Company’s consolidated financial position.

Item 1A.   Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.      Defaults Upon Senior Securities: None

Item 4.      (Removed and Reserved)

Item 5.      Other Information: None

Item 6.      Exhibits: For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on Page 33 of this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

February 13, 2012	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

February 13, 2012	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer (Interim)

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended December 30, 2011

Index to Exhibits

Exhibit No.		Page

10.1	Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)
10.2*	Agreement and Release dated December 27, 2011 between the Company and Susan E. Topel-Samek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011)
10.3*	Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)
10.4*	Amended Salary Arrangement with Executive Officers	34
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	37
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

*Management Contract or Compensatory Arrangement

