Form 10-Q
period 2012-03-30
IEC ELECTRONICS CORP
filed 2012-05-10
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2012

or

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 9,922,273 shares as of May 1, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 30, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	March 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance	20,979	19,423
Inventories, net	19,005	16,093
Deferred income taxes	3,863	3,863
Other current assets	2,714	1,834
Total current assets	46,561	41,213

Fixed assets, net	17,747	17,886
Intangible assets, net	5,738	5,964
Goodwill	13,810	13,810
Deferred income taxes	4,738	6,768
Other assets	150	179

Total assets	$88,744	$85,820

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,779	$6,896
Accounts payable	16,303	12,750
Accrued payroll and related expenses	2,707	3,092
Other accrued expenses	775	851
Customer deposits	266	332
Total current liabilities	26,830	23,921

Long-term debt	24,379	28,213
Total liabilities	51,209	52,134

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,923,612 and 10,839,997 shares, respectively
Outstanding: 9,908,154 and 9,824,539 shares, respectively	109	108
Additional paid-in capital	42,952	42,660
Accumulated deficit	(4,091)	(7,647)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total shareholders' equity	37,535	33,686
Total liabilities and shareholders' equity	$88,744	$85,820

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE and SIX MONTHS ENDED MARCH 30, 2012 and APRIL 1, 2011

(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011

Net sales	$38,020	$35,085	$71,878	$63,729
Cost of sales	29,764	27,724	58,136	51,564
Gross profit	8,256	7,361	13,742	12,165
Selling and administrative expenses	3,770	4,038	8,307	6,879
Operating profit	4,486	3,323	5,435	5,286

Interest and financing expense	292	480	644	723
Other (income)/expense	58	115	(849)	130
Income before provision for income taxes	4,136	2,728	5,640	4,433

Provision for income taxes	1,529	981	2,084	1,637
Net income	$2,607	$1,747	$3,556	$2,796

Net income per common and common equivalent share:
Basic	$0.27	$0.18	$0.37	$0.30
Diluted	0.26	0.17	0.36	0.28

Weighted average number of common and common equivalent shares outstanding:
Basic	9,666,920	9,576,152	9,656,431	9,399,555
Diluted	10,038,406	9,996,928	9,951,727	9,887,922

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY

SIX MONTHS ENDED MARCH 30, 2012 and APRIL 1, 2011

(unaudited; thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			2,796		2,796
Stock-based compensation		204			204
Directors' fees paid in stock		21			21
Restricted (non-vested) stock grants	1				1
Exercise of stock options	3	144			147
Employee stock plan purchases		11			11
Shares issued in SCB acquisition	1	608			609

Balances, April 1, 2011	$106	$42,126	$(11,611)	$(1,413)	$29,208

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			3,556		3,556
Stock-based compensation		245			245
Directors' fees paid in stock		22			22
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		9			9
Employee stock plan purchases		17			17

Balances, March 30, 2012 $	$109	$42,952	$(4,091)	$(1,435)	$37,535

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

SIX MONTHS ENDED MARCH 30, 2012 and APRIL 1, 2011

(unaudited; thousands)

	Six months ended
	March 30,	April 1,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,556	$2,796
Non-cash adjustments:
Stock-based compensation	245	204
Depreciation and amortization	2,070	1,311
Change in contingent consideration	(871)	-
Directors' fees paid in stock	22	21
(Gain)/loss on sale of fixed assets	4	2
Deferred tax expense	2,084	1,554
Changes in current assets and liabilities:
Accounts receivable	(1,556)	(1,558)
Inventories	(2,912)	(4,965)
Other current assets	(9)	(1,243)
Accounts payable	3,553	2,531
Accrued expenses	(515)	(154)
Customer deposits	(66)	553
Net cash flows from operating activities	5,605	1,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,698)	(3,163)
Proceeds from (net cost of) disposal of fixed assets	18	-
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	(24,801)
Net cash flows from investing activities	(1,680)	(27,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	29,622	36,817
Repayments of revolving credit facility	(30,081)	(27,551)
Borrowings under other loan agreements	-	20,840
Repayments under loan agreements and notes	(3,492)	(3,228)
Proceeds from exercise of stock options	9	148
Proceeds from employee stock plan purchases	17	11
Financing costs capitalized	-	(125)
Net cash flows from financing activities	(3,925)	26,912

Net cash flows for the period	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Interest paid	$604	$745
Income taxes paid	74	49
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$-	$609

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2012

(Unaudited)

NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

▪	A Technology Center embedded in our Newark, NY operation that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
▪	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts.
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
▪	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque"); and since December 17, 2010, Southern California Braiding, Inc. (“SCB”). The Celmet unit operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in the consolidation process.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and six months ended March 30, 2012 and April 1, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Reclassifications and Retrospective Adjustments

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Retrospective adjustments result from the process of determining the fair value of each asset acquired and liability assumed in a business combination. Since an extended period of time (up to one year) is often needed to complete appraisals and valuations and to obtain other fair-value information, preliminary balances reported in initial periods following an acquisition are often replaced with adjusted balances during later periods. Previously, adjusted balances were reported in the later periods and prior period financial data remained as originally reported. ASC 805-25-17 requires adjustment of comparative balances presented in current period financial statements when such balances would otherwise contain out of date acquiree data.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY. Since cash receipts and disbursements repay or draw on IEC's revolving credit facility with M&T, cash balances are typically de minimis.

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) are stated at cost and are depreciated over various estimated useful lives using the straight-line method. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. At the time of retirement or other disposition of PP&E, cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in earnings.

Depreciable lives generally used for PP&E are presented in the table below. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the improvement.

Estimated
PP&E Lives	Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets. Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with: acquired customer relationships; a non-compete agreement; and a property tax abatement. Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.

Reviewing Long-Lived Assets for Potential Impairment

FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizable intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges have been recorded by IEC during fiscal 2012 or 2011.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination.   Under ASC 350, goodwill is not amortized but is reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company may elect to precede a quantitative review for impairment with a qualitative assessment of the likelihood that fair value of a particular reporting unit exceeds carrying value. If the qualitative assessment leads to a conclusion that it is more than 50 percent likely that fair value exceeds carrying value, no further testing is required. In the event of a less favorable outcome, we are required to proceed with quantitative testing.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, FASB ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be accrued by means of a charge to earnings. No material charges for legal contingencies have been recorded by IEC during fiscal 2012 or 2011.

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

Intangible asset valuations completed in connection with the Company's business combinations have been based on level 3 inputs. The most significant such valuation, prepared for SCB's customer intangible, was derived from estimated future cash flows attributable to SCB's acquisition-date customer base. Key input assumptions utilized in the valuation process included the rate of customer attrition, cost of sales percent, and discount rate.

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

Service revenues are generally recognized once the service has been rendered. For material management arrangements, revenues are generally recognized in proportion to the materials procured to date as compared to the total materials covered by the arrangement. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Material management revenues have amounted to less than 5.0% of total revenues in fiscal 2012 and 2011.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

FASB ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant. For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value. Costs associated with stock awards are recorded over requisite service periods (generally the vesting period). If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved. The Company also has a compensatory employee stock purchase plan for which it recognizes compensation expense as employees contribute to the plan.

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

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted average number of shares outstanding during each period. Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (RSU’s) and anticipated employee stock purchase plan contributions. Options, restricted stock and RSU’s are primarily held by management and certain employees. A summary of shares used in earnings per share calculations follows.

	Three months ended		Six months ended
	March 30,	April 1,	March 30,	April 1,
Shares for EPS Calculation	2012	2011	2012	2011

Weighted average shares outstanding	9,666,920	9,576,152	9,656,431	9,399,555
Incremental shares	371,486	420,776	295,296	488,367
Diluted shares	10,038,406	9,996,928	9,951,727	9,887,922

Options excluded from diluted shares due to exercise price being higher than average market price	142,500	30,000	108,000	30,000

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

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as other comprehensive income ("OCI") and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. IEC presently has no items classified as OCI and expects the update to have minimal, if any, effect on its financial statements.

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for interim or annual periods beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (“IFRS”). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC. The Company uses such inputs in valuing certain assets acquired in business combinations, and, following adoption of this update will be required to provide additional information regarding the sensitivity of derived values to changes in the inputs.

NOTE 2. SCB ACQUISITION

On December 17, 2010, IEC, through a subsidiary now known as Southern California Braiding, Inc., acquired substantially all of the assets of Southern California Braiding Company, Inc. of Bell Gardens, CA, a privately held manufacturer of high reliability wire, cable and harness products for military and defense markets. The contracted purchase price was $25.0 million, subject to adjustment for any increase or decrease in working capital between the contract date and the closing date. The closing date working capital adjustment amounted to $1.6 million, resulting in a $26.6 million price at closing. $609 thousand was paid with 100,000 shares of newly issued IEC common stock, and the $26.0 million remainder was paid with cash proceeds from certain borrowings under the M&T Credit Agreement.

The cash portion of the purchase price was decreased to $25.8 million based on a further analysis of closing date working capital as required under the asset purchase agreement. The resulting $248 thousand adjustment, which was refunded to IEC in May 2011, was recorded as a reduction of goodwill.

$3.1 million of the amount paid for SCB (consisting of $2.5 million in cash and 96,413 shares of IEC common stock) was deposited in escrow accounts to be released to the sellers or returned to the purchaser under certain specified circumstances through March 31, 2012. In February 2011, $623 thousand (consisting of $506 thousand in cash and 19,237 shares of IEC common stock) was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement. The remaining escrow is subject to buyer indemnity claims, if any, and sellers' further performance under the agreement as indicated below. At March 30, 2012, the escrow consisted of $2.0 million of cash and 77,176 shares of IEC common stock.

The asset purchase agreement provided for a potential return of contingent consideration held in escrow if SCB’s gross sales and backlog for calendar year 2011 did not reach specified targets. The Company recorded the estimated amount of contingent consideration at the end of each applicable fiscal quarter, resulting in a receivable of $1.1 million as of September 30, 2011. Based on actual results through the end of December 2011, such contingent consideration was adjusted to $2.0 million at December 30, 2011. Within the accompanying financial statements, the $0.9 million adjustment is reported as "other income" and the total amount due from sellers is included in "other current assets". The amount of contingent consideration will be finalized and paid thereafter, as provided in the asset purchase agreement.

Concurrent with the acquisition, IEC assumed responsibility for operating leases covering SCB's premises, for which rent approximates $350 thousand per year. In accordance with another provision in the asset purchase agreement, the former shareholders of SCB agreed that they would not compete with the Company for a five year period after the closing.

Under the acquisition method of accounting, the Company is required to measure and record the fair value of assets acquired and liabilities assumed, as summarized below. The excess of purchase price over the value of identifiable net assets acquired is recorded as goodwill.

December 17,
SCB Opening Balance Sheet	2010
(thousands, except shares)
Accounts receivable	$1,576
Inventories	2,896
Other current assets	29
Leasehold improvements	1,169
Machinery & equipment	1,344
Furniture & fixtures	236
Intangible assets	6,000
Goodwill	13,708
Deferred income taxes	122
Total assets acquired	27,080

Accounts payable	560
Accruals and other liabilities	129
Total liabilities assumed	689
Net assets acquired/purchase price	$26,391

Funded with bank debt	$25,782
Funded with 100,000 shares of IEC common stock	609
Total funding for SCB acquisition	$26,391

Operating and Pro Forma Results:

The following table below displays the revenue and earnings of SCB from date of acquisition to the end of the second quarter of fiscal 2011. The disclosed amounts are included in the accompanying consolidated financial statements.

SCB Operating Results	105 Days ended
Subsequent to Date of Acquisition	April 1, 2011
(thousands)	(unaudited)
Net sales	$4,290
Income before provision for income taxes	903
Net income	535

The following table presents IEC's unaudited, pro forma, consolidated operating results for the first six months of fiscal 2011 as if the SCB acquisition had occurred on the first day of the preceding fiscal year. The pro forma results combine IEC's actual consolidated results for the quarter with revenue and earnings generated by SCB during the 2.5-month portion of the quarter when it was not a member of the IEC consolidated group. While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB with other members of the IEC group. The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the SCB acquisition on the earlier date, nor are they necessarily indicative of future results.

Six months ended
IEC Pro Forma Operating Results	April 1, 2011
(thousands, except share and per share data)	(unaudited)

Net sales	$67,660
Income before provision for income taxes	4,922
Net income	3,089

Earnings per share:
Basic	$0.33
Diluted	0.31

Weighted average common and common equivalent shares:
Basic	9,441,863
Diluted	9,930,230

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

Adjustments Reflected in	Six months ended
Pro Forma Results Table Above	April 1, 2011
(in thousands, except share data)	(unaudited)
Increase/(decrease)
Cost of sales
Depreciation expense	$64

Selling and administrative expenses
Compensation	$(379)
Sales/marketing expenses	(364)
Insurance premiums	(76)
Legal and accounting expenses	(154)
Contract staffing	(112)
Amortization of intangibles	86
Corporate allocation	150
Other	(33)
Total selling and administrative expense adjustments	$(882)

Interest expense
Interest on acquisition debt	$201
Other	(2)
Total interest expense adjustments	$199

Other (income)/expense
Eliminate acquisition expenses (legal, accounting, etc.)	$(109)

Weighted average common shares outstanding
100,000 shares issued in SCB acquisition, weighted to cover 77 days prior to the acquisition date	42,308

NOTE 3. ADJUSTMENT OF PRIOR YEAR CASH FLOW INFORMATION

As permitted by ASC 805-10-25-14, IEC continued to analyze and revise SCB's opening balance sheet values during the twelve months following the December 2010 acquisition date. Balances reported in earlier periods were subsequently superseded based on appraisals, valuations and other updated information. Since the ASC requires such revisions to be reflected in the Company's financial statements on a retrospective basis, comparative balances being presented in current period financial statements may differ from the amounts originally reported. That is the case with respect to comparative cash flow information displayed in IEC's March 30, 2012 financial statements. A summary follows of adjustments made to cash flow information for the six months ended April 1, 2011 in order to incorporate the effects of final acquisition-date asset and liability values for SCB. Based on the immateriality of expense adjustments attributable to prior periods, all such adjustments were recorded currently as they were determined and no income statement revision is required. The table that follows also presents certain balance sheet reclassifications that affect April 2011 cash flows.

	Cash inflows		Effect of
Adjustments to Cash Flows	(outflows),	Effect of SCB	balance sheet	Cash inflows
for Six Months Ended	as originally	purchase price	reclassif-	(outflows),
April 1, 2011	reported	adjustment (i)	ications (ii)	as adjusted
(thousands)
Changes in current assets and liabilities:
Accounts receivable	$(1,531)	$-	$(27)	$(1,558)
Other current assets	(41)	(248)	(954)	(1,243)

Acquisition of SCB, cash portion	(26,030)	248	981	(24,801)
Totals	$(27,602)	$-	$-	$(27,602)

(i)	Represents refund received from sellers of SCB on May 19, 2011, based on post-closing analysis of working capital balances. This entry establishes a receivable for the refund.
(ii)	Reclassifies to "other current assets" $981 thousand paid at SCB closing and refunded shortly thereafter. Also shows the effect of $27 thousand of "miscellaneous receivables" reclassified as of September 30, 2011 from accounts receivable to "other current assets".

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended March 30, 2012 and April 1, 2011.

	Six months ended
	March 30,	April 1,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$305	$250
Provision for doubtful accounts/(reversal)	125	25
Write-offs	-	13
Recoveries	-	1
Allowance, end of period	$430	$289

NOTE 5. INVENTORIES

A summary of inventory by category at period end follows:

	March 30,	September 30,
Inventories	2012	2011
	(thousands)
Raw materials	$10,427	$8,492
Work-in-process	7,068	6,821
Finished goods	2,621	1,677
Total inventories	20,116	16,990
Reserve for excess/obsolete inventory	(1,111)	(897)
Inventories, net	$19,005	$16,093

NOTE 6. FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	March 30,	September 30,
Fixed Assets	2012	2011
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,836	9,824
Leasehold improvements	1,374	1,374
Machinery and equipment	21,958	20,586
Furniture and fixtures	5,359	5,246
Construction in progress	589	422
Total fixed assets, at cost	40,672	39,008
Accumulated depreciation	(22,925)	(21,122)
Net fixed assets	$17,747	$17,886

Depreciation expense was $1.8 million and $1.2 million for the six months ended March 30, 2012 and April 1, 2011, respectively.

NOTE 7. INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in December 2010 and Albuquerque in December 2009.

Among SCB’s key attributes as an acquisition candidate were the relationships established with a number of military and defense contractors. The anticipated profitability of those relationships was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related intangible asset. Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to a customer-based intangible. The asset is being amortized over its fifteen-year estimated useful life, using the straight-line method.

IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders. That intangible is being amortized evenly over its contractual life.

Albuquerque’s building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB. The tax abatement was valued at $360 thousand at date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.

Presented in tables below are: intangible assets by category; amortization expense for the periods; and estimated future amortization as of March 30, 2012.

	March 30,	September 30,
Intangible Assets	2012	2011
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(622)	(396)
Net intangible assets	$5,738	$5,964

	Six months ended
	March 30,	April 1,
Amortization Expense	2012	2011
	(thousands)
Intangible amortization expense	$226	$124

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending March 30,
2013	$452
2014	452
2015	452
2016	447
2017 and thereafter	3,933

NOTE 8. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in 2010. There were no changes in outstanding goodwill balances during the six months ended March 30, 2012.

NOTE 9. CREDIT FACILITIES

A summary of borrowings as of March 30, 2012 and September 30, 2011 follows:

	Fixed/		Interest Rate		Balances
	Variable		March 30,	September 30,	March 30,	September 30,
Debt	Rate	Maturity	2012	2011	2012	2011
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.00	3.25	$6,739	$7,198
SCB term loan	v	12/17/15	3.25	3.50	15,000	17,000
Albuquerque term loan	v	12/16/14	3.25	3.50	2,750	3,250
Albuquerque mortgage loan	v	12/16/14	3.25	3.50	3,400	3,533
Celmet term loan	v	07/30/15	3.25	3.50	1,333	1,533
Equipment loans (2)	v	12/17/13	3.25	3.25	809	945
Equipment loans (3)	f	11/01/12	3.02	3.05	211	315
Wire & Cable term loan	f	01/01/12	6.70	6.70	-	95
Energy loan	f	04/02/13	2.08	2.08	44	64

Other borrowings
Seller notes, Wire and Cable	f	06/01/13	3.00	4.00	772	1,076
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					31,158	35,109
Less: current portion					(6,779)	(6,896)
Long-term debt					$24,379	$28,213

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. This Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; and eliminated a minimum threshold for variable interest tied to Libor (London interbank offered rate). The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement. Except as otherwise noted below, the revolving credit facility and term loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock option expense).

The Credit Agreement was modified on November 17, 2011 by a letter agreement that extended the equipment line to December 17, 2013 and made all loans under such line due and payable no later than that date. The Credit Agreement required prepayments of term loans equal to 50% of excess cash flow for fiscal years ending after September 30, 2010 and the letter agreement changed that requirement to fiscal years ending after September 30, 2011. The Company obtained a waiver of the excess cash flow prepayment requirement for the fiscal year ended September 30, 2011.

Individual debt facilities provided under the Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20.0 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to a higher percentage rate limit, $4.75 million. At March 30, 2012, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $12.9 million and $9.5 million during the six month periods ended March 30, 2012 and April 1, 2011, respectively.

The Company incurs quarterly unused commitment fees approximating 0.375% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $17 thousand and $10 thousand during the six months ended March 30, 2012 and April 1, 2011, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

(b) SCB Term Loan: $20.0 million was borrowed on December 17, 2010 and principal is being repaid in 60 equal monthly installments.

(c) Albuquerque Term Loan: $5.0 million was borrowed on December 16, 2009, and principal is being repaid in 60 equal monthly installments.

(d) Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity.

(e) Celmet Term Loan: $2.0 million was borrowed on July 30, 2010, and principal is being repaid in 60 equal monthly installments.

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

(g) Wire and Cable Term Loan: $1.7 million was borrowed on May 30, 2008, and principal is being repaid in monthly installments of $28 thousand. The loan's original repayment period of 60 months was reduced as a result of a $0.5 million prepayment in the fourth quarter of fiscal 2008. The interest rate on this loan is fixed at 6.70%. This loan was paid in full in January 2012.

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

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio as described in the table below. The Company was in compliance with these three covenants at March 30, 2012 and September 30, 2011.

		Calculated amount at
		March 30,		September 30,
Debt Covenant	Limit	2012		2011

Quarterly EBITDARS (000s)	Must be above $1,500	$5,744		$4,906
Total debt to EBITDARS	Must be below 3.25x	2.20	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.31	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	March 30,	September 30,
	2012	2011
Net Income	$2,607	$2,631
Provision for Income Tax	1,529	624
Depreciation & Amortization Expense	1,055	1,054
Net Interest Expense	292	387
Rent Expense (M&T Sale-leaseback)	128	65
Non-cash Stock Compensation	133	145
EBITDARS	$5,744	$4,906

We view EBITDARS as a useful non-GAAP measure as it is the basis for some of our debt covenants.

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to M&T on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments of $389 thousand per year total $551 thousand for the remainder of the lease term.

Aggregate contractual principal payments under IEC's borrowings for the next five years are summarized below:

Contractual
principal
Debt Repayment Schedule	payments
(thousands)
Twelve months ending March 30,
2013	$6,779
2014*	12,867
2015	5,679
2016	5,833
$31,158

*Includes Revolver balance of $6,739 as of March 30, 2012.

NOTE 10. INCOME TAXES

Provisions for income taxes for the three and six months ended March 30, 2012 and April 1, 2011 are as follows:

	Three months ended		Six months ended
	March 30,	April 1,	March 30,	April 1,
Income Tax Provision	2012	2011	2012	2011
	(thousands)
Provision for income taxes	$1,529	$981	$2,084	$1,637

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

NOTE 11. WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale. As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses. Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. An analysis of additions to and charges against IEC's consolidated warranty reserves is provided below.

	Six months ended
	March 30,	April 1,
Warranty Reserve	2012	2011
	(thousands)
Reserve, beginning of period	$448	$303
Reserves of acquired companies		62
Provision/(reversal)	(18)	192
Warranty costs	(58)	(144)
Reserve, end of period	$372	$413

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

Stock-based awards granted through December 2011, were made under the 2001 Plan. Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $245 thousand and $204 thousand in the six months ended March 30, 2012 and April 1, 2011, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan are provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years. A summary follows of assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 30, 2012 and April 1, 2011.

	Six months ended
	March 30,	April 1,
Valuation of Options	2012	2011

Assumptions for Black-Scholes:
Risk-free interest rate	0.65%	1.50%
Expected term in years	4.0	4.9
Volatility	51%	52%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	43,500	51,500
Weighted average fair value per share	$1.93	$2.51
Fair value of options granted (000's)	$84	$129

Changes in the number of options outstanding, together with other related data, are summarized in the next table.

	Six months ended
	March 30, 2012		April 1, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	371,339	$3.32	764,595	$1.66
Granted	43,500	4.84	51,500	5.49
Exercised	(11,000)	1.24	(294,246)	0.70
Forfeited	(59,900)	4.50	(4,000)	5.17
Expired	(5,000)	0.55	-
Outstanding, end of period	338,939	$3.46	517,849	$2.56

For options expected to vest
Number expected to vest	321,992	$3.46	491,957	$2.56
Weighted average remaining term, in years		4.2		3.5
Intrinsic value (000s)		$498		$2,801

For exercisable options
Number exercisable	139,239	$1.73	222,958	$1.11
Weighted average remaining term, in years		2.5		1.1
Intrinsic value (000s)		$456		$1,591

For non-exercisable options
Expense not yet recognized (000s)		$269		$355
Weighted average years to become exercisable		1.7		1.6

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred. At the end of the vesting period, which is typically four years, holders have all the rights and privileges of any other IEC common shareholder. The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period. A summary of restricted stock activity, balances and related data is presented below.

	Six months ended
	March 30, 2012		April 1, 2011
	Number of	Wgtd Avg.	Number of	Wgtd Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	284,476	$5.76	122,098	$4.10
Granted	74,825	4.99	136,960	6.49
Becoming vested	(17,744)	5.90	(7,080)	4.03
Forfeited	(8,400)	4.32	-
Outstanding, end of period	333,157	$5.62	251,978	$5.40

For non-vested shares
Expense not yet recognized (000s)		$1,176		$1,135
Weighted average remaining years for vesting		2.2		2.5

For shares becoming vested
Aggregate fair value on vesting dates (000s)		$90		$53

Employee Stock Purchase Plan

The Company began administering an employee stock purchase plan that provides for a discounted stock purchase price on October 1, 2011. Employee contributions and compensation expense recognized under the plan in the six months ended March 30, 2012 were $54 thousand and $6 thousand, respectively.

Stock Issued to Board Members

Board members are granted common stock for services provided. During the six months ended March 30, 2012 and April 1, 2011, board members were granted 4,304 and 3,236 shares of common stock, respectively. The Company recognized compensation expense of $22 thousand and $21 thousand at grant dates during the six months ended March 30, 2012 and April 1, 2011, respectively.

NOTE 13. INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales, according to the industry sector within which IEC's customers operate, is presented below.

	Three months ended		Six months ended
	March 30,	April 1,	March 30,	April 1,
% of Sales by Sector	2012	2011	2012	2011

Military & Aerospace	43%	52%	43%	53%
Industrial & Communications	36%	25%	32%	27%
Medical & Other	21%	23%	25%	20%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for each of the six month periods ended March 30, 2012 and April 1, 2011. For 2012, one customer in the Industrial & Communications sector represented 20.0% of sales and one customer in the Medical & Other sector represented 18.9% of sales. For 2011, one customer in the Industrial & Communications sector represented 14.5% of sales and one customer in the Military & Aerospace sector represented 11.7% of sales. Individual customers representing 10% or more of receivables accounted for 22.9% of outstanding balances at March 30, 2012 (two customers), and 29.4% (two customers) at April 1, 2011.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment. Leases for buildings occupied by IEC's businesses expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB primarily in September 2013. These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance. Approximate minimum lease obligations for the next five years, together with rent expense incurred, are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Twelve months ending March 30,
2013	$1,307
2014	1,276
2015	540
2016	120
2017	5

Total rent expense for six months ended
March 30, 2012	$644
April 1, 2011	682

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

NOTE 16. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $17 thousand during the six months ended March 30, 2012, and $7 thousand during the six months ended April 1, 2011. There were no other Company contributions to the plan during the two periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes.

Forward-Looking Statements: This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect,” “intend,” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by these statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. In particular, you should consider the details contained in the cautionary statement preceding Item 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and the Risk Factors identified in that Form 10-K.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified; an NSA approved supplier under the COMSEC standard; and ISO 13485 certified to serve the medical market sector. Five of our units (IEC in Newark, NY; Wire and Cable in Victor, NY; Albuquerque in NM; Celmet in Rochester, NY; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry.  Our Newark, NY environmental systems are ISO 14001:2004 certified.

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

Six Month Results

A summary of selected income statement amounts follows:

	Six months ended
	March 30,	April 1,
Income Statement Data	2012	2011
	(thousands)

Net sales	$71,878	$63,729
Gross profit	13,742	12,165
Selling and administrative expenses	8,307	6,879
Interest and financing expense	644	723
Other (income)/expense	(849)	130
Income before provision for income taxes	5,640	4,433
Provision for income taxes	2,084	1,637
Net income	$3,556	$2,796

Revenue increased for the first six months of this fiscal year compared to the same period in 2011 by $8.1 million or 12.8%. Our SCB acquisition accounts for approximately $1.4 million of the increase, while continuing operations increased $6.7 million or 10.6%. IEC’s organic sales increase resulted primarily from increases in both the industrial/communications and medical/other market sectors partially offset by a decrease in military/aerospace. Revenue from the industrial/communications market sector increased $6.2 million or 36.4% compared to the same period in the prior fiscal year. This increase is primarily due to a new contract from an existing customer. The increase in revenue from the same period in the prior fiscal year for the medical/other sector was $5.0 million or 39.8% and is due primarily to increased volume from one of our larger customers. These increases were partially offset by a decrease of $3.1 million or 9.2% in the military/aerospace market caused by continued delays in military funding. Such delays impacted SCB and Albuquerque in particular, where revenue during the first six months of this fiscal year did not meet anticipated levels. We anticipated the impact of the weakness in the military/aerospace market and expect some strengthening in this market sector during the second half of our fiscal year.

Our first-half gross profit increased to $13.7 million from $12.2 million in the prior fiscal year and slightly as a percent of revenue. The increase was primarily due to increased revenue compared to the same period in the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

Selling and administrative (“S&A”) expense increased $1.4 million to $8.3 million or 11.6% of revenue in the first six months of the current fiscal year compared to $6.9 million or 10.8% in the first six months of the prior fiscal year. $1.2 million of the increase is due to experiencing a full six months of S&A expense for SCB as well as the higher cost structure SCB experiences. $0.2 million of the increase is severance to our former CFO. Additional S&A expense increases were due to salaries for certain positions added to execute the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.

Interest expense decreased $0.1 million in the six months ended March 30, 2012 from the same period of the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as interest rate. Average borrowings for the first six months of fiscal 2012 were approximately $4.0 million lower than in the same period of the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The first six months of the prior fiscal year include incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). The weighted average interest rate on IEC's debt was 0.53% lower than in the first six months of the prior fiscal year due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items such as acquisition costs and various gains and losses. In the six months ended March 30, 2012, $0.9 million of additional income was recorded for contingent consideration owed to IEC by the sellers of Southern California Braiding Company, Inc.. The income is the result of a shortfall in SCB's calendar-year 2011 sales as compared to a target specified in the acquisition agreement. Combined with a $1.1 million estimate recorded in the fiscal quarter ended September 30, 2011, the total receivable for contingent consideration is $2.0 million, which is carried on our balance sheet in "other current assets" at March 30, 2012. We expect the receivable to be paid from the escrow account established at the time of the SCB acquisition. Prior fiscal year “other (income)/expense” includes acquisition-related legal, accounting, valuation and travel expenses partially offset by a $170 thousand gain resulting from a partial refund of the amount paid for Albuquerque that added to the excess of net assets acquired over purchase price.

Our increased pretax income caused a corresponding increase in income tax expense as compared to the prior period.

With respect to tax payments, in the near term IEC is sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2011, the carryforwards amounted to approximately $24.5 million and $37.7 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Three Month Results

A summary of selected income statement amounts follows:

	Three months ended
	March 30,	April 1,
Income Statement Data	2012	2011
	(thousands)

Net sales	$38,020	$35,085
Gross profit	8,256	7,361
Selling and administrative expenses	3,770	4,038
Interest and financing expense	292	480
Other (income)/expense	58	115
Income before provision for income taxes	4,136	2,728
Provision for income taxes	1,529	981
Net income	$2,607	$1,747

Revenue increased in the second quarter of fiscal 2012 by $2.9 million or 8.4% as compared to the second quarter of the prior fiscal year. Revenue growth during the quarter was organic and primarily attributable to a $5.0 million increase in the industrial/communications sector, partially offset by a $2.1 million decrease in the military/aerospace market. The increase in the industrial/communications sector is primarily due to a new contract from an existing customer. The decrease in the military/aerospace market is caused by continued delays in military funding. Such delays impacted SCB and Albuquerque in particular, where revenue during this fiscal quarter did not meet anticipated levels. We anticipated the impact of the weakness in the military/aerospace market and expect some strengthening in this market sector during the second half of our fiscal year.

Our second fiscal quarter gross profit increased $0.9 million from 21.0% of sales in the second fiscal quarter of the prior year to 21.7% in the second fiscal quarter of this year. The increase was primarily due to increased revenue compared to the same quarter in the prior fiscal year, as well as favorable changes in product mix.

S&A expenses decreased $0.3 million to 9.9% of revenue in the second fiscal quarter of 2012, as compared to 11.5% in the same fiscal quarter of the prior year. The decrease is primarily due to reduced incentive compensation expense in the second quarter of the current fiscal year, due to a revised incentive compensation estimate based on year to date operating results.

Interest expense decreased to $0.3 million in the quarter ended March 30, 2012 from $0.5 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a decrease in average borrowings of $14.0 million. Borrowings were significantly higher in the second quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS. The weighted average interest rate on IEC's debt was 0.53% lower in the second quarter of the current fiscal year than the same quarter of the prior fiscal year due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items such as acquisition costs and various gains and losses. In the fiscal quarter ended March 30, 2012, net other expense was less than $0.1 million compared to $0.1 million for the same quarter in the prior fiscal year which includes acquisition-related legal, accounting, valuation and travel expenses.

Income tax expense increased by $0.6 million for the fiscal quarter ended March 30, 2012, however remained relatively consistent as a percent of pre-tax net income compared to the same quarter in the prior fiscal year.

With respect to tax payments, in the near term IEC is sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2011, the carryforwards amounted to approximately $24.5 million and $37.7 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $7.1 million in the six months ended March 30, 2012, compared to $5.9 million in the six months ended April 1, 2011. The increase is primarily the result of higher net income of $0.8 million, increased depreciation and amortization and deferred tax expense, partially offset by $0.9 million of "other income" attributable to contingent consideration not yet received as of March 30, 2012. The net change in current asset and liability accounts used $1.5 million of cash in the six month period ended March 30, 2012, mainly due to higher receivables and inventories, partially offset by an increase in payables. In the prior fiscal period, $4.8 million of cash was primarily utilized to fund the higher receivable and inventory levels associated with our growing business, partially offset by increased payables and customer deposits.

Investing activities utilized $1.7 million of cash flow in the six months ended March 30, 2012, compared to $28.0 million in the first six months of the prior fiscal year. In last year's fiscal period, we acquired SCB for $24.8 million in cash plus common stock, as well as $3.2 million of fixed assets, while in the current period we invested $1.7 million in equipment designed to facilitate growth and enhance productivity.

In the six months ended March 30, 2012, financing cash flows consisted mainly of net repayments of borrowings in the amount of $3.9 million. During the six months ended April 1, 2011, net bank borrowings of $26.9 million were utilized to fund the SCB acquisition, fixed asset additions and growth in IEC's working capital balances.

As of March 30, 2012, Revolver borrowings were $6.7 million and the total amount available to us under the Revolver, including the current balance, was $20.0 million. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company's primary borrowing arrangement is provided pursuant to the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. Key provisions are more particularly described in Note 9 - Credit Facilities to the consolidated financial statements contained in this Quarterly Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at March 30, 2012 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		March 30,		September 30,
Debt Covenant	Limit	2012		2011

Quarterly EBITDARS (000s)	Must be above $1,500	$5,744		$4,906
Total debt to EBITDARS	Must be below 3.25x	2.20	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.31	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	March 30,	September 30,
	2012	2011
Net Income	$2,607	$2,631
Provision for Income Tax	1,529	624
Depreciation & Amortization Expense	1,055	1,054
Net Interest Expense	292	387
Rent Expense (M&T Sale-leaseback)	128	65
Non-cash Stock Compensation	133	145
EBITDARS	$5,744	$4,906

We view EBITDARS as a useful non-GAAP measure as it is the basis for some of our debt covenants.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

A discussion of IEC’s critical accounting policies appears in the Company’s previously filed Annual Report on Form 10-K for the year ended September 30, 2011. Through March 30, 2012, there have been no material changes in policies previously identified by IEC as critical.

Recently Issued Accounting Standards

See Note 1 – Our Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of financing provided primarily by M&T under the Credit Agreement, the Company is exposed to changes in interest rates that may adversely affect operating results. As of March 30, 2012, the Company had $31.2 million of debt, consisting of $29.4 million at variable interest rates and $1.8 million at fixed rates. Interest rates on variable loans are based on Libor and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of March 30, 2012 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $300 thousand.

The Company is exposed to credit risk associated with the availability of funding provided by M&T under the Credit Agreement. The bank's credit rating (rated A- by Fitch) is monitored by the Company, and IEC expects that M&T will continue to make credit available under the terms of the Agreement.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting: During the three months ended March 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Mine Safety Disclosures: Not Applicable

Item 5.	Other Information: None

Item 6.       Exhibits: For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following the signature pages to this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

May 10, 2012	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

May 10, 2012	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer (Interim)

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended March 30, 2012

Index to Exhibits

Exhibit No.		Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	37
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

