Form 10-Q
period 2012-06-29
IEC ELECTRONICS CORP
filed 2012-08-09
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2012

or

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

Registrant’s telephone number, including area code: 315-331-7742

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 9,908,754 shares as of August 2, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 29, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	June 29,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net of allowance	22,678	19,423
Inventories, net	19,566	16,093
Deferred income taxes	3,863	3,863
Other current assets	560	1,834
Total current assets	46,667	41,213

Fixed assets, net	17,523	17,886
Intangible assets, net	5,625	5,964
Goodwill	13,810	13,810
Deferred income taxes	3,664	6,768
Other assets	135	179
Total assets	$87,424	$85,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,750	$6,896
Accounts payable	13,473	12,750
Accrued payroll and related expenses	2,987	3,092
Other accrued expenses	698	851
Customer deposits	200	332
Total current liabilities	24,108	23,921

Long-term debt	23,771	28,213
Total liabilities	47,879	52,134

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,911,212 and 10,839,997 shares, respectively
Outstanding: 9,895,754 and 9,824,539 shares, respectively	109	108
Additional paid-in capital	42,759	42,660
Accumulated deficit	(1,888)	(7,647)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total shareholders’ equity	39,545	33,686
Total liabilities and shareholders’ equity	$87,424	$85,820

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE and NINE MONTHS ENDED JUNE 29, 2012 and JULY 1, 2011

(in thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011

Net sales	$36,022	$34,626	$107,900	$98,355
Cost of sales	28,607	28,056	86,743	79,620
Gross profit	7,415	6,570	21,157	18,735
Selling and administrative expenses	3,879	3,947	12,185	10,826
Operating profit	3,536	2,623	8,972	7,909

Interest and financing expense	285	491	930	1,214
Other (income)/expense	(201)	4	(1,050)	134
Income before provision for income taxes	3,452	2,128	9,092	6,561

Provision for income taxes	1,249	795	3,333	2,432
Net income	$2,203	$1,333	$5,759	$4,129

Net income per common and common equivalent share:
Basic	$0.23	$0.14	$0.60	$0.43
Diluted	0.22	0.13	0.58	0.42

Weighted average number of common and common equivalent shares outstanding:
Basic	9,682,423	9,776,888	9,665,095	9,524,874
Diluted	10,008,393	10,021,932	9,931,172	9,932,446

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 29, 2012 and JULY 1, 2011

(unaudited; thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders’
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			4,129		4,129
Stock-based compensation		345			345
Directors’ fees paid in stock		26			26
Restricted (non-vested) stock grants	2				2
Exercise of stock options	4	333		(22)	315
Employee stock plan purchases		23			23
Shares issued in SCB acquisition	1	608			609

Balances, July 1, 2011	$108	$42,473	$(10,278)	$(1,435)	$30,868

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			5,759		5,759
Stock-based compensation		372			372
Directors’ fees paid in stock		32			32
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		46			46
SCB escrow settlement retirement of stock		(414)			(414)
Employee stock plan purchases		64			64

Balances, June 29, 2012	$109	$42,759	$(1,888)	$(1,435)	$39,545

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

NINE MONTHS ENDED JUNE 29, 2012 and JULY 1, 2011

(unaudited; thousands)

	Nine months ended
	June 29,	July 1,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,759	$4,129
Non-cash adjustments:
Stock-based compensation	372	345
Depreciation and amortization	3,178	2,188
Change in contingent consideration	1,096	-
Directors’ fees paid in stock	32	26
Loss on sale of fixed assets	14	2
Gain on corporate acquisition	-	(170)
Deferred tax expense	3,333	2,180
Changes in current assets and liabilities:
Accounts receivable	(3,255)	(2,439)
Inventories	(3,473)	(2,517)
Other current assets	(235)	(1,295)
Accounts payable	721	(939)
Accrued expenses	(487)	18
Customer deposits	(132)	406
Net cash flows from operating activities	6,923	1,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,492)	(4,244)
Proceeds from (net cost of) disposal of fixed assets	46	(2)
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	(24,553)
Acquisition of Albuquerque	-	170
Net cash flows from investing activities	(2,446)	(28,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	48,488	53,039
Repayments of revolving credit facility	(47,915)	(42,665)
Borrowings under other loan agreements	-	20,840
Repayments under loan agreements and notes	(5,160)	(4,735)
Proceeds from exercise of stock options	46	317
Proceeds from employee stock plan purchases	64	23
Financing costs capitalized	-	(124)
Net cash flows from financing activities	(4,477)	26,695

Net cash flows for the period	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Interest paid	$859	$1,200
Income taxes paid	229	216
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$-	$609
Stock options exercised by delivering common shares	-	22

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2012

(Unaudited)

NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

▪	A technology center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies, in support of end-order fulfillment.
▪	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts – Dynamic Research and Testing Laboratories, LLC.
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
▪	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters end generally on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque (“Albuquerque”); and since December 17, 2010, Southern California Braiding, Inc. (“SCB”). The Celmet unit operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in the consolidation process.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and nine months ended June 29, 2012 and July 1, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company (“M&T”), a banking corporation headquartered in Buffalo, NY. Since cash receipts and disbursements repay or draw on IEC’s revolving credit facility with M&T, cash balances are typically de minimis.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired. Goodwill impairment losses are charged to earnings.

Most of IEC’s recorded goodwill relates to the SCB unit acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.  No goodwill impairment has been experienced to date by either unit.

Leases

At the inception of a lease covering equipment or real estate, the agreement is evaluated under criteria discussed in ASC 840-10-25 (Leases). Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property.

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T and were leased back under a five-year operating lease. The sold assets were removed from the accounts and minimal loss on the transaction is being amortized over the lease term.

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings. No material charges for legal contingencies have been recorded by IEC during fiscal 2012 or 2011.

When it is considered probable that a loss has been incurred but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings for which rates are generally variable. IEC believes that recorded value approximates fair value for all such instruments.

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

Incorporating Level 2 or Level 3 inputs into the measurement process requires significant judgment. Level 2 inputs were used in valuing fixed assets acquired in connection with IEC’s fiscal 2011 and 2010 business combinations. Inputs of this nature included comparable sales values and depreciated cost values utilized in appraising acquired property and equipment.

Intangible asset valuations completed in connection with the Company’s business combinations have been based on Level 3 inputs. The most significant such valuation, prepared for SCB’s customer intangible, was derived from estimated future cash flows attributable to SCB’s acquisition-date customer base. Key input assumptions utilized in the valuation process included the rate of customer attrition, cost of sales percent, and discount rate.

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

Income Taxes and Deferred Taxes

ASC 740 (Income Taxes) requires recognition of “deferred” tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both. Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards. Such deferred balances reflect tax rates that are scheduled to be in effect, based on currently enacted legislation, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized. An allowance is established for any deferred tax asset for which realization is not likely.

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

Any interest or penalties incurred are reported as interest expense. The Company’s income tax filings are subject to audit by various tax jurisdictions, and current open years run from fiscal 2008 through 2011. The Company is currently under federal income tax audit for fiscal 2010 and does not expect a material impact on the financial statements.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common shareholders by the weighted average number of shares outstanding during each period. Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSU’s”) and anticipated employee stock purchase plan contributions. Options, restricted stock and RSU’s are primarily held by management and certain employees. A summary of shares used in earnings per share calculations follows.

	Three months ended		Nine months ended
	June 29,	July 1,	June 29,	July 1,
Shares for EPS Calculation	2012	2011	2012	2011

Weighted average shares outstanding	9,682,423	9,776,888	9,665,095	9,524,874
Incremental shares	325,970	245,044	266,077	407,572
Diluted shares	10,008,393	10,021,932	9,931,172	9,932,446

Options excluded from diluted shares due to exercise price being higher than average market price	204,477	10,000	213,194	10,000

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business. Furthermore, certain covenants in the Third Amended and Restated Credit Facility Agreement with M&T restrict the Company from paying cash dividends.

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

Comprehensive Income

IEC has no items of other comprehensive income (“OCI”) in any period presented in the accompanying financial statements, and in accordance with ASC 220-10-15, is not required to present captions for OCI or comprehensive income in the statements.

Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-08, “Testing Goodwill for Impairment,” was issued in September 2011 to be effective for fiscal years beginning after December 15, 2011. Under existing generally accepted accounting principles (“GAAP”), entities are periodically required to evaluate the carrying value of a unit’s goodwill by first determining fair value of the unit, and then, if fair value is less than the unit’s carrying value, by allocating such fair value to the unit’s assets and liabilities. Under provisions of the update, entities are permitted, but not required, to precede calculation of a unit’s fair value with a qualitative evaluation of the likelihood that fair value is less than carrying value. If the qualitative assessment leads to a conclusion that there is more than a 50 percent likelihood that fair value exceeds carrying value, no further testing is required. In the event of a less favorable assessment, the entity is required to proceed to the previously mentioned quantitative testing. As permitted by the update, the Company adopted its provisions in the fourth quarter of fiscal 2011.

FASB Accounting Standards Update 2011-05, “Presentation of Comprehensive Income,” was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as OCI and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders’ equity is being eliminated. IEC presently has no items classified as OCI and the update had no effect on its financial statements.

FASB Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued in May 2011 to be effective for interim or annual periods beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (“IFRS”). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC. The Company uses such inputs in valuing certain assets acquired in business combinations, and, following adoption of this update, will be required to provide additional information regarding the sensitivity of derived values to changes in the inputs related to future acquisitions.

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

$3.1 million of the amount paid for SCB (consisting of $2.5 million in cash and 96,413 shares of IEC common stock) was deposited in escrow accounts to be released to the sellers or returned to the purchaser under certain specified circumstances through March 31, 2012. In February 2011, $623 thousand (consisting of $506 thousand in cash and 19,237 shares of IEC common stock) was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement. The balance of the escrow which remained subject to buyer indemnity claims, if any, and sellers’ further performance under the agreement, was released during the third quarter of fiscal 2012 as described below.

The asset purchase agreement provided for a potential return of contingent consideration held in escrow if SCB’s gross sales and backlog for calendar year 2011 did not reach specified targets. The Company recorded the estimated amount of contingent consideration at the end of each applicable fiscal quarter, resulting in a receivable of $1.1 million as of September 30, 2011. During the nine months ended June 29, 2012, $1.1 million of additional income was recorded for contingent consideration and is reported as “other income”. Combined with the $1.1 million estimate recorded in the fiscal year ended September 30, 2011, the total gain related to the contingent consideration is $2.2 million. As previously reported on Form 8-K, we received payment in the form of cash and 68,625 shares of Company common stock during the three months ended June 29, 2012 through settlement of the escrow account established at the time of the SCB acquisition.

Concurrent with the acquisition, IEC assumed responsibility for operating leases covering SCB’s premises, for which rent approximates $350 thousand per year. In accordance with another provision in the asset purchase agreement, the former shareholders of SCB agreed that they would not compete with the Company for a five year period after the closing.

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

Operating and Pro Forma Results:

The following table displays the revenue and earnings of SCB from date of acquisition to the end of the third quarter of fiscal 2011. The disclosed amounts are included in the accompanying consolidated financial statements.

SCB Operating Results	196 Days ended
Subsequent to Date of Acquisition	July 1, 2011
(thousands)	(unaudited)
Net sales	$8,331
Income before provision for income taxes	1,126
Net income	675

The following table presents IEC’s unaudited, pro forma, consolidated operating results for the first nine months of fiscal 2011 as if the SCB acquisition had occurred on the first day of the preceding fiscal year. The pro forma results combine IEC’s actual consolidated results for the quarter with revenue and earnings generated by SCB during the 2.5-month portion of the quarter when it was not a member of the IEC consolidated group. While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB with other members of the IEC group. The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the SCB acquisition on the earlier date, nor are they necessarily indicative of future results.

Nine months ended
IEC Pro Forma Operating Results	July 1, 2011
(thousands, except share and per share data)	(unaudited)

Net sales	$102,286
Income before provision for income taxes	7,051
Net income	4,423

Earnings per share:
Basic	$0.46
Diluted	0.44

Weighted average common and common equivalent shares:
Basic	9,553,079
Diluted	9,960,651

In developing pro forma (as if combined) financial results, the acquiree’s pre-merger data is adjusted to account for some of the changes that are estimated to result from operating the entity as part of the IEC consolidated group. For example, depreciation changes due to asset revaluations; newly identified intangibles are amortized; interest is incurred on acquisition-related debt; and certain expenses decrease or increase based on the manner in which IEC intends to operate the entity. As mentioned above, certain other expected changes, such as potential revenue changes, are not factored into the pro forma information. A summary of adjustments made in preparing IEC’s pro forma information above is provided in the table that follows.

Adjustments Reflected in	Nine months ended
Pro Forma Results Table Above	July 1, 2011
(in thousands, except share data)	(unaudited)
Increase/(decrease)
Cost of sales
Depreciation expense	$64

Selling and administrative expenses
Compensation	$(379)
Sales/marketing expenses	(364)
Insurance premiums	(76)
Legal and accounting expenses	(154)
Contract staffing	(122)
Amortization of intangibles	86
Corporate allocation	150
Other	(33)
Total selling and administrative expense adjustments	$(892)

Interest expense
Interest on acquisition debt	$201
Other	(2)
Total interest expense adjustments	$199

Other (income)/expense
Eliminate acquisition expenses (legal, accounting, etc.)	$(109)

Weighted average common shares outstanding
100,000 shares issued in SCB acquisition, weighted to cover 77 days prior to the acquisition date	28,205

NOTE 3. ADJUSTMENT OF PRIOR YEAR CASH FLOW INFORMATION

As permitted by ASC 805-10-25-14, IEC continued to analyze and revise SCB’s opening balance sheet values during the twelve months following the December 2010 acquisition date. Balances reported in earlier periods were subsequently superseded based on appraisals, valuations and other updated information. Since the ASC requires such revisions to be reflected in the Company’s financial statements on a retrospective basis, comparative balances being presented in current period financial statements may differ from the amounts originally reported. That is the case with respect to comparative cash flow information displayed in IEC’s June 29, 2012 financial statements. A summary follows of adjustments made to cash flow information for the nine months ended July 1, 2011 in order to incorporate the effects of final acquisition-date asset and liability values for SCB. Based on the immateriality of expense adjustments attributable to prior periods, all such adjustments were recorded currently as they were determined and no income statement revision is required. The table that follows also presents certain balance sheet reclassifications that affect July 1, 2011 cash flows.

	Cash inflows		Effect of
Adjustments to Cash Flows	(outflows),	Effect of SCB	balance sheet	Cash inflows
for Nine Months Ended	as originally	purchase price	reclassif-	(outflows),
July 1, 2011	reported	adjustment (i)	ications (ii)	as adjusted
(thousands)
Changes in current assets and liabilities:
Accounts receivable	$(2,412)	$-	$(27)	$(2,439)
Other current assets	(93)	(248)	(954)	(1,295)

Acquisition of SCB, cash portion	(25,782)	248	981	(24,553)
Totals	$(28,287)	$-	$-	$(28,287)

(i)	Represents refund received from sellers of SCB on May 19, 2011, based on post-closing analysis of working capital balances. This entry establishes a receivable for the refund.
(ii)	Reclassifies to “other current assets” $981 thousand paid at SCB closing and refunded shortly thereafter. Also shows the effect of $27 thousand of “miscellaneous receivables” reclassified as of September 30, 2011 from accounts receivable to “other current assets”.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 29, 2012 and July 1, 2011.

	Nine months ended
	June 29,	July 1,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$305	$250
Allowance of acquired companies	-	25
Provision for doubtful accounts/(reversal)	133	41
Write-offs	-	(15)
Recoveries	-	1
Allowance, end of period	$438	$302

NOTE 5. INVENTORIES

A summary of inventory by category at period end follows:

	June 29,	September 30,
Inventories	2012	2011
	(thousands)
Raw materials	$10,882	$8,492
Work-in-process	8,436	6,821
Finished goods	1,468	1,677
Total inventories	20,786	16,990
Reserve for excess/obsolete inventory	(1,220)	(897)
Inventories, net	$19,566	$16,093

NOTE 6. FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	June 29,	September 30,
Fixed Assets	2012	2011
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,852	9,824
Leasehold improvements	1,374	1,374
Machinery and equipment	22,866	20,586
Furniture and fixtures	5,396	5,246
Construction in progress	352	422
Total fixed assets, at cost	41,396	39,008
Accumulated depreciation	(23,873)	(21,122)
Net fixed assets	$17,523	$17,886

Depreciation expense was $2.8 million and $1.9 million for the nine months ended June 29, 2012 and July 1, 2011, respectively.

NOTE 7. INTANGIBLE ASSETS

IEC’s intangible assets (other than goodwill) were acquired in connection with purchases of SCB in December 2010 and Albuquerque in December 2009.

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

Presented in tables below are: intangible assets by category; amortization expense for the periods; and estimated future amortization as of June 29, 2012.

	June 29,	September 30,
Intangible Assets	2012	2011
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(735)	(396)
Net intangible assets	$5,625	$5,964

	Nine months ended
	June 29,	July 1,
Amortization Expense	2012	2011
	(thousands)
Intangible amortization expense	$339	$254

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending June 29,
2013	$452
2014	452
2015	452
2016	442
2017 and thereafter	3,827

NOTE 8. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the nine months ended June 29, 2012.

NOTE 9. CREDIT FACILITIES

A summary of borrowings as of June 29, 2012 and September 30, 2011 follows:

	Fixed/		Interest Rate		Balances
	Variable		June 29,	September 30,	June 29,	September 30,
Debt	Rate	Maturity	2012	2011	2012	2011
			(percents)		(thousands)
M&T borrowings
Revolving credit facility	v	12/17/13	3.00	3.25	$7,771	$7,198
SCB term loan	v	12/17/15	3.25	3.50	14,000	17,000
Albuquerque term loan	v	12/16/14	3.25	3.50	2,500	3,250
Albuquerque mortgage loan	v	12/16/14	3.25	3.50	3,333	3,533
Celmet term loan	v	07/30/15	3.25	3.50	1,267	1,533
Equipment loans (2)	v	12/17/13	3.25	3.25	740	945
Equipment loans (3)	f	11/01/12	2.99	3.05	159	315
Wire and Cable term loan	f	01/01/12		6.70	-	95
Energy loan	f	04/02/13	2.08	2.08	33	64

Other borrowings
Seller notes, Wire and Cable	f	06/01/13	3.00	4.00	618	1,076
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					30,521	35,109
Less: current portion					(6,750)	(6,896)
Long-term debt					$23,771	$28,213

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. This Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; and eliminated a minimum threshold for variable interest tied to London interbank offered rate (“Libor”). The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement. Except as otherwise noted below, the revolving credit facility and term loan borrowings under the Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company’s ratio of debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock option expense).

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

Individual debt facilities provided under the Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20.0 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At IEC’s election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to a higher percentage rate limit, $4.75 million. At June 29, 2012, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $13.0 million and $7.9 million during the nine month periods ended June 29, 2012 and July 1, 2011, respectively.

The Company incurs quarterly unused commitment fees approximating 0.375% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $25 thousand and $11 thousand during the nine months ended June 29, 2012 and July 1, 2011, respectively. The fee percentage varies based on IEC’s ratio of debt to EBITDARS.

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

(g) Wire and Cable Term Loan: $1.7 million was borrowed on May 30, 2008, and principal was repaid in monthly installments of $28 thousand. The loan’s original repayment period of 60 months was reduced as a result of a $0.5 million prepayment in the fourth quarter of fiscal 2008. The interest rate on this loan was fixed at 6.70%. This loan was paid in full in January 2012.

(h) Energy Loan (also referred to as the “NYSERDA” loan): $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal is being repaid in 60 equal monthly installments.

Other Credit Facilities

(i) Seller Notes: The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes payable to the sellers and totaling $3.8 million. These notes are subordinated to borrowings under the Credit Agreement and are being repaid in 20 quarterly installments of $160 thousand, including interest. Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings.

(j) Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio, all as described in the table below. The Company was in compliance with these three covenants at June 29, 2012 and September 30, 2011.

		Calculated amount at
		June 29,		September 30,
Debt Covenant	Limit	2012		2011
Quarterly EBITDARS (000s)	Must be above $1,500	$5,046		$4,906
Total debt to EBITDARS	Must be below 3.25x	2.37	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.17	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	June 29,	September 30,
	2012	2011
	(thousands)
Net Income	$2,203	$2,631
Provision for Income Tax	1,249	624
Depreciation and Amortization Expense	1,107	1,054
Net Interest Expense	285	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	105	145
EBITDARS	$5,046	$4,906

We view EBITDARS as a useful non-GAAP measure as it is the basis for some of our debt covenants.

For the purpose of calculating compliance with the covenants, IEC’s operating lease obligation to M&T for certain equipment sold to M&T on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments are $389 thousand per year. Rental payments for the remainder of the lease term, which ends May 2013, total $325 thousand.

Aggregate contractual principal payments under IEC’s borrowings for the next five years are summarized below:

Contractual
principal
Debt Repayment Schedule	payments
(thousands)
Twelve months ending June 29,
2013	$6,750
2014*	13,710
2015	5,361
2016	4,701
$30,522

*Includes Revolver balance of $7,771 as of June 29, 2012.

NOTE 10. INCOME TAXES

Provisions for income taxes for the three and nine months ended June 29, 2012 and July 1, 2011 are as follows:

	Three months ended		Nine months ended
	June 29,	July 1,	June 29,	July 1,
Income Tax Provision	2012	2011	2012	2011
	(thousands)
Provision for income taxes	$1,249	$795	$3,333	$2,432

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

NOTE 11. WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale. As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses. Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. An analysis of additions to and charges against IEC’s consolidated warranty reserves is provided below.

	Nine months ended
	June 29,	July 1,
Warranty Reserve	2012	2011
	(thousands)
Reserve, beginning of period	$448	$303
Reserves of acquired companies	-	62
Provision/(reversal)	45	404
Warranty costs	(178)	(269)
Reserve, end of period	$315	$500

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

Stock compensation expense recorded under the plans totaled $372 thousand and $345 thousand in the nine months ended June 29, 2012 and July 1, 2011, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan are provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years. A summary follows of assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 29, 2012 and July 1, 2011.

	Nine months ended
	June 29,	July 1,
Valuation of Options	2012	2011

Assumptions for Black-Scholes:
Risk-free interest rate	0.65%	1.90%
Expected term in years	4.0	4.9
Volatility	51%	53%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	43,500	71,500
Weighted average fair value per share	$1.93	$2.82
Fair value of options granted (000’s)	$84	$202

Changes in the number of options outstanding, together with other related data, are summarized in the next table.

	Nine months ended
	June 29, 2012		July 1, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	371,339	$3.32	764,595	$1.66
Granted	43,500	4.84	71,500	6.07
Exercised	(42,500)	0.58	(431,246)	0.78
Forfeited	(63,000)	4.51	(4,000)	5.17
Expired	(5,000)	0.55	-
Outstanding, end of period	304,339	$3.60	400,849	$3.35

For options expected to vest
Number expected to vest	289,122	$3.60	383,324	$3.33
Weighted average remaining term, in years		4.1		4.6
Intrinsic value (000s)		$718		$1,258

For exercisable options
Number exercisable	130,239	$1.70	85,958	$1.37
Weighted average remaining term, in years		2.5		2.5
Intrinsic value (000s)		$571		$448

For non-exercisable options
Expense not yet recognized (000s)		$225		$390
Weighted average years to become exercisable		1.7		5.2

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

	Nine months ended
	June 29, 2012		July 1, 2011
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	284,476	$5.76	122,098	$4.10
Granted	98,325	5.21	173,960	6.67
Becoming vested	(18,046)	5.91	(17,050)	4.26
Forfeited	(8,400)	4.32	(3,000)	8.70
Outstanding, end of period	356,355	$5.64	276,008	$5.75

For non-vested shares
Expense not yet recognized (000s)		$1,115		$1,300
Weighted average remaining years for vesting		2.0		2.5

For shares becoming vested
Aggregate fair value on vesting dates (000s)		$92		$120

Employee Stock Purchase Plan

The Company began administering an employee stock purchase plan that provides for a discounted stock purchase price on October 1, 2011. Employee contributions and compensation expense recognized under the plan in the nine months ended June 29, 2012 were $84 thousand and $9 thousand, respectively.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members are granted common stock for certain services provided. During the nine months ended June 29, 2012 and July 1, 2011, board members were granted 6,085 and 3,916 shares of common stock, respectively. The Company recognized compensation expense of $32 thousand and $26 thousand at grant dates during the nine months ended June 29, 2012 and July 1, 2011, respectively.

NOTE 13. INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales, according to the industry sector within which IEC’s customers operate, is presented below.

	Three months ended		Nine months ended
	June 29,	July 1,	June 29,	July 1,
% of Sales by Sector	2012	2011	2012	2011

Military & Aerospace	44%	50%	40%	52%
Medical	20%	22%	22%	21%
Industrial	26%	19%	27%	18%
Communications & Other	10%	9%	11%	9%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the nine month period ended June 29, 2012.  For 2012, one customer in the Industrial sector represented 19.6% of sales and one customer in the Medical sector represented 16.5% of sales.  For the nine month period ended July 1, 2011, one customer in the Medical sector represented 14.7% of sales.  Individual customers representing 10% or more of receivables accounted for 22.8% of outstanding balances at June 29, 2012 (two customers), and 14.7% (one customer) at July 1, 2011.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history. Customers generally are not required to post collateral.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment. Leases for buildings occupied by IEC’s businesses expire as follows: Wire and Cable in December 2012, Celmet in July 2014, and SCB primarily in September 2013. These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance. Approximate minimum lease obligations for the next five years, together with rent expense incurred, are as follows:

Obligation
Future Rental Obligations	to pay rent
(thousands)
Twelve months ending June 29,
2013	$1,321
2014	1,167
2015	385
2016	49
2017	4

Total rent expense for nine months ended
June 29, 2012	$995
July 1, 2011	1,057

During August 2011, one of IEC’s operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit’s purchases. In the event the unit’s cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement. The company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

NOTE 16. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $25 thousand during the nine months ended June 29, 2012, and $26 thousand during the nine months ended July 1, 2011. There were no other Company contributions to the plan during the two periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements and notes.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this document.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified. Four of our units (IEC in Newark, NY; Wire and Cable in Victor, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY and Victor, NY locations are ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. Our Dynamic Research and Testing Laboratories, LLC subsidiary in NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards.

We evaluate emerging technologies on an ongoing basis to maintain a technology roadmap so that relevant processes and advances in new equipment are available to our customers when commercial and design factors warrant. The current generation of interconnection technologies includes chip-scale packaging and ball-grid-array (“BGA”) assembly techniques. We have placed millions of plastic and ceramic BGA’s since 1994. Future advances will be directed by our Technology Center, which combines Prototype and Pilot Build Services with the capabilities of our Advanced Materials Technology Laboratory and our Design Engineering Group.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire & cable, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Three Month Results

A summary of selected income statement amounts follows:

	Three months ended
	June 29,	July 1,
Income Statement Data	2012	2011
	(thousands)

Net sales	$36,022	$34,626
Gross profit	7,415	6,570
Selling and administrative expenses	3,879	3,947
Interest and financing expense	285	491
Other (income)/expense	(201)	4
Income before provision for income taxes	3,452	2,128
Provision for income taxes	1,249	795
Net income	$2,203	$1,333

Revenue increased in the third quarter of fiscal 2012 by $1.4 million or 4.0% as compared to the third quarter of the prior fiscal year. Revenue growth during the quarter was primarily attributable to a $2.7 million increase in the industrial market sector, partially offset by a $1.8 million decrease in the military/aerospace market sector. One of our existing customers provided the majority of the increase in the industrial sector. The two primary reasons for increased revenue from this customer were the award of a new contract previously held by a competitor, and increased volume from existing contracts. Three of our operating locations comprise the majority of our military/aerospace revenue. At one location, military revenue increased compared to the third quarter of the prior fiscal year, partially offset by a decrease in aerospace revenue. Both military and aerospace revenue at the other two locations decreased. One of our aerospace customers represented the majority of the decrease as they discontinued outsourcing a product to us and began to manufacture it in house. The customer made the decision to bring production in house because of available capacity due to decreased demand for some of their other products.

Our third fiscal quarter gross profit increased $0.8 million from 19.0% of revenue in the third fiscal quarter of the prior year to 20.6% in the third fiscal quarter of this year. The increase was primarily due to increased revenue compared to the same quarter in the prior fiscal year, as well as favorable changes in product mix, which caused a decrease in material costs.

S&A expenses decreased $0.1 million to 10.8% of revenue in the third fiscal quarter of 2012, as compared to 11.4% in the same fiscal quarter of the prior year. The decrease is primarily due to decreased commission expense.

Interest expense decreased to $0.3 million in the quarter ended June 29, 2012 from $0.5 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a $14.7 million decrease in average borrowings. Borrowings were significantly higher in the third quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS. The weighted average interest rate on IEC’s debt decreased from 3.62% for the quarter ended July 1, 2011 to 3.19% in the quarter ended June 29, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. In the fiscal quarter ended June 29, 2012, net other income was $0.2 million primarily due to a gain on contingent consideration recognized upon settlement of the SCB escrow account. There was less than $0.1 million of net other expense in the same quarter of the prior fiscal year.

Income tax expense increased by $0.5 million for the fiscal quarter ended June 29, 2012, however remained relatively consistent as a percent of pre-tax net income compared to the same quarter in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2011, the carryforwards amounted to approximately $24.5 million and $37.7 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC’s operations in New Mexico and California.

Nine month Results

A summary of selected income statement amounts follows:

	Nine months ended
	June 29,	July 1,
Income Statement Data	2012	2011
	(thousands)

Net sales	$107,900	$98,355
Gross profit	21,157	18,735
Selling and administrative expenses	12,185	10,826
Interest and financing expense	930	1,214
Other (income)/expense	(1,050)	134
Income before provision for income taxes	9,092	6,561
Provision for income taxes	3,333	2,432
Net income	$5,759	$4,129

Revenue increased for the first nine months of this fiscal year compared to the same period in 2011 by $9.5 million or 9.7%. Our SCB acquisition accounts for approximately $1.4 million of the increase, while continuing operations increased $8.1 million or 8.3%. IEC’s organic sales increase resulted primarily from the industrial, medical, communications and other market sectors partially offset by a decrease in the military/aerospace market sector. Revenue from the industrial market sector increased $10.5 million or 57.6% compared to the same period in the prior fiscal year. One of our existing customers provided the majority of the increase in the industrial sector. The two primary reasons for increased revenue from this customer were the award of a new contract previously held by a competitor, and increased volume from existing contracts. The increase in revenue from the same period in the prior fiscal year for the medical sector was $3.5 million or 17.5% and is due primarily to increased volume from one of our larger customers. The communications and other market sector increased $3.7 million or 43.8% over the same period in the prior fiscal year, primarily due to new contracts from existing customers. These increases were partially offset by a decrease of $8.2 million or 16.0% in the military/aerospace market caused by continued delays in military funding. Such delays continued to impact one of our locations in particular, where revenue decreased from the same period in the prior fiscal year, however another of our locations began to experience some strengthening in the military/aerospace market in the third quarter of the current fiscal year. At this location, military revenue increased compared to the first nine months of the prior fiscal year, partially offset by a decrease in aerospace revenue.

Gross profit increased to $21.2 million for the first nine months of this fiscal year from $18.7 million in the same period of the prior fiscal year and increased slightly as a percent of revenue. The increase was primarily due to increased revenue compared to the same period in the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

Selling and administrative (“S&A”) expense increased $1.4 million to $12.2 million or 11.3% of revenue in the first nine months of the current fiscal year compared to $10.8 million or 11.0% in the first nine months of the prior fiscal year. The majority of this is due to experiencing a full nine months of S&A expense for SCB as well as the higher cost structure SCB experiences. In addition, there were several insignificant offsetting changes in various other expenses. These included the impact of changes made to realign administrative positions within the company, such as adding, removing and adjusting positions in the organization.

Interest expense decreased $0.3 million in the nine months ended June 29, 2012 from the same period of the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as lower average interest rates. Average borrowings for the first nine months of fiscal 2012 were approximately $6.7 million lower than in the same period of the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The first nine months of the prior fiscal year included incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). The weighted average interest rate on IEC’s debt decreased 0.43% from 3.70% in the nine months ended July 1, 2011 to 3.27% in of the nine months ended July 29, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. In the nine months ended June 29, 2012, $1.1 million of additional income was recorded for contingent consideration owed to IEC by the sellers of Southern California Braiding Company, Inc. The income is the result of a shortfall in SCB’s calendar-year 2011 sales and backlog as compared to a target specified in the acquisition agreement. Combined with a $1.1 million estimate recorded in the fiscal quarter ended September 30, 2011, the total gain related to the contingent consideration is $2.2 million. We received payment in the form of cash and common stock during the three months ended June 29, 2012 through settlement of the escrow account established at the time of the SCB acquisition. Prior fiscal year “other (income)/expense” of $0.1 million includes acquisition-related legal, accounting, valuation and travel expenses partially offset by a $.02 million gain resulting from a partial refund of the amount paid for Albuquerque that added to the excess of net assets acquired over purchase price.

Income tax expense increased by $0.9 million for the nine months ended June 29, 2012, however remained relatively consistent as a percent of pre-tax net income compared to the same period in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2011, the carryforwards amounted to approximately $24.5 million and $37.7 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC’s operations in New Mexico and California.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $13.8 million in the nine months ended June 29, 2012, compared to $8.7 million in the nine months ended July 1, 2011. The increase is primarily the result of higher net income of $1.6 million, increased depreciation and amortization, and deferred tax expense, as well as $1.1 million of “other income” attributable to contingent consideration during the nine months ended June 29, 2012. The net change in current asset and liability accounts used $6.9 million of cash in the nine month period ended June 29, 2012, mainly due to higher receivables and inventories, partially offset by an increase in payables. In the prior fiscal year to date period, $5.5 million of cash was primarily utilized to fund the higher receivable and inventory levels.

Investing activities utilized $2.4 million of cash flow in the nine months ended June 29, 2012, compared to $29.9 million in the first nine months of the prior fiscal year. In last year’s fiscal period, we acquired SCB for $24.8 million in cash plus common stock, as well as $4.2 million of fixed assets, while in the current period we invested $2.5 million in equipment designed to facilitate growth and enhance productivity.

In the nine months ended June 29, 2012, financing cash flows consisted mainly of net repayments of borrowings in the amount of $4.6 million. During the nine months ended July 1, 2011, net bank borrowings of $26.9 million were utilized to fund the SCB acquisition, fixed asset additions and growth in IEC’s working capital balances.

As of June 29, 2012, borrowings under the Company’s revolving line of credit were $7.8 million and the total amount available to us under the revolver, including the current balance, was $20.0 million. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company’s primary borrowing arrangement is provided pursuant to the Third Amended and Restated Credit Facility Agreement (“Credit Agreement”) entered into with Manufacturers and Traders Trust Company (“M&T”) in December 2010, as amended and supplemented to date. Key provisions are described in Note 9 - Credit Facilities to the consolidated financial statements contained in this Quarterly Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at June 29, 2012 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		June 29,		September 30,
Debt Covenant	Limit	2012		2011
Quarterly EBITDARS (000s)	Must be above $1,500	$5,046		$4,906
Total debt to EBITDARS	Must be below 3.25x	2.37	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.17	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	June 29,	September 30,
	2012	2011
	(thousands)
Net Income	$2,203	$2,631
Provision for Income Tax	1,249	624
Depreciation and Amortization Expense	1,107	1,054
Net Interest Expense	285	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	105	145
EBITDARS	$5,046	$4,906

We view EBITDARS as a useful non-GAAP measure as it is the basis for some of our debt covenants.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

A discussion of IEC’s critical accounting policies appears in the Company’s previously filed Annual Report on Form 10-K for the year ended September 30, 2011. Through June 29, 2012, there have been no material changes in policies previously identified by IEC as critical.

Recently Issued Accounting Standards

See Note 1 – Our Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards to the consolidated financial statements included in this Quarterly Report for a discussion of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of financing provided primarily by M&T under the Credit Agreement, the Company is exposed to changes in interest rates that may adversely affect operating results. As of June 29, 2012, the Company had $30.5 million of debt, consisting of $29.6 million at variable interest rates and $0.9 million at fixed rates. Interest rates on variable loans are based on London interbank offered rate and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of June 29, 2012 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $296 thousand.

The Company is exposed to credit risk associated with the availability of funding provided by M&T under the Credit Agreement. The bank’s credit rating (rated A- by Fitch) is monitored by the Company, and IEC expects that M&T will continue to make credit available under the terms of the Credit Agreement.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2012, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting: During the three months ended June 29, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control systems: IEC’s management does not expect that our disclosure controls and internal controls will prevent all errors and fraud. Because of inherent limitations in any such control system (e.g. faulty judgments, human error, information technology system error, or intentional circumvention), there can be no assurance that the objectives of a control system will be met under all circumstances. Moreover, the benefits of a control system must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events. In summary, there can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

There are no material, pending legal proceedings to which IEC or any of its subsidiaries is a party or of which any of their properties is the subject. From time to time, the Company may be involved in legal actions in the ordinary course of its business. However, management does not believe that any such proceedings commenced through the date of the financial statements contained in Part I of this Quarterly Report, individually or in the aggregate, will have a material, adverse effect on the Company’s consolidated financial position.

Item 1A.	Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Mine Safety Disclosures: Not Applicable

Item 5.	Other Information: None

Item 6.        Exhibits: For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits immediately following the signature page to this Report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

August 9, 2012	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

August 9, 2012	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended June 29, 2012

Index to Exhibits

Exhibit No.		Page

10.1*	May 25, 2012 Letter amending Engagement letter dated December 28, 2011 between the Company and Insero & Company CPAs, P.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.2*	Summary of Management Incentive Plan for Fiscal 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.3*	Summary of Long-Term Incentive Plan for Fiscal 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.4*	Summary of Supplemental Compensation for Independent Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	37
101**	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text.

*	Denotes management contract or compensatory plan or arrangement.
**	The information in this Exhibit will be furnished within 30 days after the filing date of this Form 10-Q by an amendment to this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

