Form 10-Q/A
period 2012-06-29
IEC ELECTRONICS CORP
filed 2012-09-04
CIK 49728

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

Large accelerated filer [ ]      Accelerated filer [ ]

Non-accelerated filer [ ]        Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 9,908,754 shares as of August 2, 2012

1

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 29, 2012 as filed with the Securities and Exchange Commission on August 9, 2012 is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Quarterly Report other than as described above. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify, restate or update in any way disclosures made in the Form 10-Q.

2

PART II - OTHER INFORMATION

Item 6. Exhibits: The information called for by this Item is incorporated by reference to the Index to Exhibits included in this Quarterly Report on Form 10-Q, immediately following the signature page.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

September 4, 2012	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

September 4, 2012	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

4

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended June 29, 2012

Index to Exhibits

Exhibit No.

10.1* (1)	May 25, 2012 Letter amending Engagement letter dated December 28, 2011 between the Company and Insero & Company CPAs, P.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.2* (1)	Summary of Management Incentive Plan for Fiscal 2012 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.3* (1)	Summary of Long-Term Incentive Plan for Fiscal 2012 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
10.4* (1)	Summary of Supplemental Compensation for Independent Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2012 and incorporated herein by reference)
31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101(2)	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, the latter being tagged as blocks of text.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Previously filed or furnished as exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2012, filed on August 9, 2012.
(2)	In accordance with Rule 406T of Regulation S-T, the information in these Exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that Section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in that filing.

5