Form 10-K
period 2012-09-30
IEC ELECTRONICS CORP
filed 2012-11-26
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-6508

IEC ELECTRONICS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-3458955
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

105 Norton Street, Newark, New York 14513

(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 315-331-7742

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NYSE MKT LLC
(Title of Class)	(Name of each exchange on which registered)

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

Yes ☐ No ☒

At March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $58,215,249 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 5% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 14, 2012, there were 9,943,743 shares of common stock outstanding.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document.

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

PART I

ITEM 1. BUSINESS

Overview

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, SCB and Celmet described below in “Recent Acquisitions” and DRTL described in this “Overview”.

IEC is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards. While many EMS services are viewed as commodities, we differentiate ourselves through an uncommon mix of capabilities including:

•	A technology center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
•	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.
•	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts through our subsidiary Dynamic Research and Testing Laboratories, LLC, (“DRTL”).
•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
•	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified. Four of our units (IEC in Newark, NY; Wire and Cable in Victor, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY and Victor, NY locations are ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards.

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

On July 30, 2010, we acquired the assets of Celmet Co., Inc, a privately held manufacturer of metal chassis and assemblies located in Rochester, NY. Celmet operates as a division of IEC (“Celmet”). IEC previously outsourced the manufacture of thousands of such chassis each year, and this acquisition has ensured the Company a steady supply of high quality units. In addition, Celmet serves the same military, medical, industrial and transportation markets as IEC, and the acquisition has enabled us to expand our offerings in those markets.

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

On May 30, 2008, IEC acquired the stock of Val-U-Tech Corp., a wire-harness and cable-interconnect business located in Victor, NY. In 2009, Val-U-Tech was renamed IEC Electronics Wire and Cable, Inc. (“Wire and Cable”). Wire and Cable is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors. Wire and Cable manufactures high-quality, custom cable and wire-harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds. During December 2012, the Victor location will be moved into the Newark facility.

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

The Electronics Contract Manufacturing Services ("EMS") Industry

The EMS industry specializes in providing the program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing. In addition, EMS providers allow OEMs to bring new products to market more rapidly and to adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and determine known unit costs over the life of a contract. Many OEMs now consider EMS providers valued partners in executing of their business and manufacturing strategy.

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

IEC's Strategy

We endeavor to develop long-term manufacturing partnerships with established and emerging OEM's that value high-reliability final assemblies for their military, aerospace, medical, industrial and transportation businesses. In implementing this strategy, we offer our customers a full range of manufacturing solutions, flexibility in production, high quality, fast turnaround, and sophisticated computer-aided testing.

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

Competition

The EMS industry is highly fragmented and characterized by intense competition. We believe that the principal competitive factors in the EMS market include: technology capabilities, quality and range of services, past performance, design, cost, responsiveness and flexibility. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors include Flextronics International LTD., Benchmark Electronics, Inc. and Plexus Corp. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

Products and Services

We manufacture a wide range of assemblies that are incorporated into many different products, such as military and aerospace systems, medical devices, industrial equipment and transportation products. We support multiple divisions and product lines for many of our customers and frequently manufacture successive generations of products. In some cases, we are the sole EMS contract manufacturer for the customer site or division.

Materials Management

We generally procure materials to meet specific contract requirements and are often protected by contract terms that call for reimbursement to us in the event a contract is terminated by the customer. Whether purchased by us or supplied by a customer, materials are tracked and controlled by our internal systems throughout the manufacturing process.

Availability of Components

Our revenues are principally derived from turn-key services that involve the acquisition of raw and component materials, often from a limited number of suppliers, to be manufactured in accordance with each customer's specifications. While we believe we are well positioned with supplier relationships and procurement expertise, potential shortages of components in the world market could materially adversely affect our revenue levels or operating efficiencies.

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

For the year ended September 30, 2012, IEC obtained 33% of the materials used in production from two vendors, Arrow Electronics, Inc. and Avnet, Inc. If either of these vendors were to cease supplying us with materials for any reason, this would force us to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Among the Company's objectives in recent years has been the desire to achieve a more balanced distribution of business across industry sectors. As indicated in the table that follows, progress was made in this regard during fiscal 2012.

	Years Ended
	September 30,	September 30,
% of Sales by Sector	2012	2011

Military & Aerospace	43%	56%
Medical	22%	22%
Industrial	25%	13%
Communications & Other	10%	9%
	100%	100%

Individual customers representing 10% or more of sales included General Electric Company (“GE”) (19%) and Sigma International (“Sigma”) (15%) in the 2012 fiscal year, and Sigma (16%) and GE (10%) in fiscal 2011. Individual customers representing 10% or more of receivables accounted for 10% of outstanding balances at September 30, 2012 (one customer), and 28% of outstanding balances at September 30, 2011(two customers).

Backlog

Our backlog at the end of fiscal 2012 was 22% lower than at the end of 2011. We closed the year with a backlog of $94.8 million as compared to $121.5 million in 2011. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that never appear on a backlog report. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. In general, the majority of our current backlog is expected to be shipped within fiscal 2013, though a portion may ship in future years.

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

Employees

Employees are our single greatest resource, and the Company added 84 during fiscal 2012. IEC's total employees numbered 925 at September 30, 2012, including 790 permanent and 135 temporary. Of the permanent employees, 643 employees were engaged in manufacturing and manufacturing support, 71 in engineering, and 76 in administrative and marketing functions. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We make a concerted effort to engage our employees in initiatives that improve our business and their opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to all of our operating locations: Rochester and Syracuse, NY; Albuquerque, NM; and Los Angeles, CA.

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

The EMS industry is affected by the United States and global economies, both of which are influenced by world events. An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts or delaying orders. The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results. Recent periods in which EMS sales were adversely affected included fiscal 2002-2003 when there was a decrease in demand for wireless networking equipment, and 2008-2010 when reduced availability of capital to fund existing and emerging technologies forced some firms to contract or to seek strategic alliances.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHOM MAY NEGATIVELY AFFECT OUR OPERATING RESULTS. A relatively small number of customers is responsible for a significant portion of our net sales. During fiscal 2012 and 2011, our five largest customers accounted for 48% and 46% of net sales, respectively. During the same two years, our single largest customer accounted for 19% and 16% of net sales, respectively. The percentage of IEC's sales to its major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

We rely on the continued growth and financial stability of our customers, including our major customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Further, mergers or restructurings among our customers, or our end customers, could increase concentration or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

Because of this concentration in our customer base, we have significant amounts of trade accounts receivable from some of our customers. If one or more of our customers experiences financial difficulty and is unable to provide timely payment for the services provided, our operating results and financial condition could be adversely affected.

In addition, consolidation among our customers could intensify this concentration and adversely affect our business. In the event of consolidation among our customers, depending on which organization controls the supply chain function following the consolidation, we may not be retained as a preferred or approved supplier. In addition, product duplication could result in the termination of a product line that we currently support. While there is potential for increasing our position with the combined customer, our revenues could decrease if we are not retained as a continuing supplier. Even if we are retained as a supplier, we may also face the risk of increased pricing pressure from the combined customer because of its increased market share.

WE PARTICIPATE IN THE ELECTRONICS INDUSTRY, WHICH HISTORICALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES. Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors may include, but may not be limited to:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	increased competition among our customers and their competitors, including downward pressure on pricing

•	the potential that our customers' products may become obsolete, or the failure of our customers' products to gain anticipated commercial acceptance

•	periods of significantly decreased demand in our customers' markets

SINCE A SIGNIFICANT PORTION OF OUR BUSINESS IS DEFENSE-RELATED, REDUCTIONS OR DELAYS IN UNITED STATES DEFENSE SPENDING MAY MATERIALLY ADVERSELY AFFECT IEC'S REVENUES. During fiscal years 2012 and 2011 our sales to customers serving the military and aerospace industries approximated half of our revenues. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

While we believe that our customers’ programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs. An impasse in federal budget decision-making could lead to substantial delays or reductions in federal spending. As of the date of this Annual Report on Form 10-K, the U.S. Government has been unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. Unless Congress and the Administration take further action, an enforcement action known as sequestration will trigger very substantial automatic spending reductions beginning in January 2013, which will be divided between defense and domestic spending over a nine-year period. As a result, U.S. Government funding for certain of our customers would likely be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so would have a material adverse effect on our business, results of operations and cash flows.

OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE MATERIALLY ADVERSELY AFFECTED BY GLOBAL ECONOMIC AND FINANCIAL MARKET CONDITIONS. Current global economic and financial market conditions, including the slow recovery from the global economic recession or the onset of another recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers and suppliers. Economic and financial market conditions that adversely affect our customers may cause them to terminate or delay existing purchase orders or to reduce the volume of products they purchase from us in the future. We may be owed significant balances from customers that operate in cyclical industries and under leveraged conditions that could impair their ability to pay amounts owed to IEC on a timely basis. Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE. Start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships, as well as difficulties in estimating required resources and the timing of those resources in advance of production, can adversely affect our operating results. If new programs or new customer relationships are terminated or delayed, our operating results may be materially adversely affected, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION. Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control. Although we are always seeking new opportunities, we may not be able to replace any deferred, reduced or cancelled orders. Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels. Such cancellations, reductions or delays have occurred and may occur again. The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers' products in their end markets

•	actions taken by our customers to manage their inventory

•	product design changes by our customers

•	changes in our customers' manufacturing strategy

Due in part to these factors, most of our customers do not commit to firm, long-term production schedules. Therefore, we make significant judgments based on our estimates of customer requirements, including:

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

DIFFICULTIES IN INTEGRATING ACQUIRED OPERATIONS MAY MATERIALLY ADVERSELY AFFECT OPERATING RESULTS. We completed acquisitions of SCB in fiscal 2011 and Albuquerque and Celmet in fiscal 2010, and we may continue to acquire additional businesses in the future. Acquisitions involve risks that may include, but not be limited to:

•	failure to integrate operations

•	loss of key personnel

•	failure to integrate information systems

•	failure to establish management, financial and operational controls such as adequate accounts receivable and inventory control processes

•	failure to retain the customer base of acquired businesses

•	diversion of management’s attention from other ongoing business concerns

•	exposure to unanticipated liabilities of acquired companies

•	additional costs and start-up inefficiencies

These and other factors could affect our ability to achieve expected levels of profitability or to realize other anticipated benefits of an acquisition and could have a material adverse affect our operating results.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES. A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR OPERATING RESULTS. Much of our net revenue is derived from turn-key manufacturing for which we provide the materials specified by our customers. Some of our customer agreements permit periodic adjustments to pricing based on increases or decreases in component prices and other factors. However, we typically bear the risk of component price increases that occur between any such re-pricing dates or, if such re-pricing is not permitted during the balance of the term of a particular customer agreement. As a result, some component price increases may materially adversely affect our operating results, if we cannot increase prices enough to offset increased costs or if increased prices lead to cancelled orders.

Many of the products we manufacture require one or more components that are available from a limited number of suppliers. In response to supply shortages, some of these components are from time to time subject to allocation limits. In some cases, supply shortages or delayed deliveries could substantially curtail production of those assemblies requiring a limited-supply component, which could contribute to an increase in our inventory levels, and could delay shipments to customers and the associated revenue of all products using that component. Component shortages have been prevalent in our industry, and such shortages may recur. An increase in economic activity could result in shortages if manufacturers of components do not adequately anticipate increased order volume or if they have excessively reduced their production capabilities. World events, armed conflict, governmental regulation, natural disaster, and epidemics could also affect our supply chain, leading to an inability to obtain sufficient components on a timely basis.

In addition, due to the specialized nature of some components and our customers’ product specifications, we may be required to use sole-source suppliers for certain components. Such suppliers may encounter financial or operational difficulties that could cause delays in or the curtailment of component deliveries.

OUR TURN-KEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK. Our turn-key manufacturing services described above involve a greater investment in inventory and a corresponding increase in risk as compared to consignment services, for which the customer provides all materials. For example, in our turn-key operations, we must frequently order parts and supplies in minimum lot sizes that may be larger than the quantity of product ultimately needed for our customers. Customers' cancellation or reduction of orders could result in additional expense to us. If we are not reimbursed for excess inventory ordered to meet customer forecasts, we may accumulate excess inventory and/or incur return charges imposed by suppliers. In addition, component price increases and inventory obsolescence associated with turn-key orders could adversely affect our operating results.

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

PRODUCTS WE MANUFACTURE MAY CONTAIN DEFECTS IN WORKMANSHIP, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND PRODUCT LIABILITY CLAIMS AGAINST US. We manufacture highly complex products to our customers' specifications, often within tight tolerance ranges, and such products may contain design or manufacturing errors or defects. Despite our quality control and quality assurance efforts, failures may occur. Defects in the products we manufacture, whether caused by customer design, workmanship, component failure or other error, may result in delayed shipments to customers or reduced or cancelled customer orders, adversely affecting our reputation and may result in product liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for costs associated with product failure.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY NEW REGULATIONS RELATING TO THE SOURCING OF CERTAIN RAW MATERIALS. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries. As a result, the SEC recently established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from those countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in our manufacturing processes. As a result, we may not be able to obtain products at competitive prices and there may be additional costs associated with complying with the SEC’s new due diligence procedures and disclosure requirements. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

DAMAGE TO OUR MANUFACTURING FACILITIES DUE TO FIRE, NATURAL DISASTER, OR OTHER EVENTS COULD HARM OUR FINANCIAL RESULTS. At September 30, 2012, we have five manufacturing and assembly facilities. Upon expiration of the lease in December 2012, we plan to consolidate our Victor, New York location into our Newark, New York facility. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

If one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production to another facility or to repair, rebuild and/or replace the affected manufacturing facility. This time period could be lengthy and could result in significant expenses for repair and related costs. While we have established disaster recovery plans, such plans may not be sufficient to allow our operations to continue in the event of every natural or man-made disaster, pandemic, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

IF WE ARE UNABLE TO MAINTAIN SATISFACTORY CAPACITY UTILIZATION RATES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED. Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins continues to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization depends on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve anticipated gross margins. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, we may incur significant impairment charges, which would adversely affect our results of operations and financial condition.

In addition, we generally schedule our production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude that we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities, and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance and other exit costs, and asset impairments.

IF OUR CUSTOMERS CHOOSE TO PROVIDE MANUFACTURING SERVICES IN-HOUSE, OUR RESULTS OF OPERATIONS COULD SUFFER. Our business has benefited from OEMs deciding to outsource their EMS needs to us. Our future revenue growth depends, in part, on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other providers, our financial results and prospects could be materially adversely affected.

WE MAY NOT BE ABLE TO MAINTAIN THE ENGINEERING, TECHNOLOGICAL AND MANUFACTURING CAPABILITIES REQUIRED BY OUR CUSTOMERS IN THE FUTURE. The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire and retain qualified engineering and technical personnel

~~•~~	maintain and enhance our technological leadership

~~•~~	develop and market manufacturing services that meet changing customer needs

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

FAILURE TO COMPLY WITH CURRENT AND FUTURE GOVERNMENTAL REGULATIONS COULD IMPAIR OUR OPERATIONS OR CAUSE US TO INCUR SIGNIFICANT EXPENSE. We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to conflict metals, employee occupational health and safety, and environmental and waste management regulations relating to the use, storage, discharge and disposal of hazardous materials used in our manufacturing process. To date, the cost to the Company of such compliance has not had a material impact on our business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production which could have a material adverse effect on our results of operations.. While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance-related expenses.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as amended by the Dodd Frank Act, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (ICFR) and to report on their evaluations in Form 10-K. If we are unable to maintain effective internal control over financial reporting a resulting material restatement could occur or a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. If lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

RECENT AND FUTURE CHANGES IN SECURITIES LAWS AND REGULATIONS MAY INCREASE COSTS. As a U.S. public company registered with the SEC under the Exchange Act, we incur significant legal, financial, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE MKT in response to the Sarbanes-Oxley Act, have required changes in the corporate governance practices, internal control and disclosure control policies and procedures, and audit committee practices of most public companies. More recently, the Dodd-Frank Act has required and will require changes to our corporate governance, compliance practices and SEC reporting. We anticipate that these requirements may make it more difficult and expensive for us to obtain director and officer liability insurance. These developments also may result in the Company having difficulty attracting and retaining qualified individuals to serve on the board of directors or as executive officers, and could increase the difficulty and expense involved in retaining third-party advisers, such as compensation consultants. We expect to incur increased costs associated with the compliance and implementation of procedures under these laws, regulations and listing requirements, including additional legal, financial and accounting costs, which could have a material adverse effect on our results of operations.

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

Our bank credit facilities are secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

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

A BREACH OF OUR CYBERSECURITY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. A breach that compromises proprietary customer data, our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL. Our common stock is traded on the NYSE MKT. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, governmental regulations, litigation, fluctuations in quarterly operating results, or general conditions in the EMS industry and economy in general.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We own or lease properties in five locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	na
Victor, New York	M,W,D	19,000	Leased	December 31, 2012
Rochester, New York	M,W,D	47,000	Leased	July 31, 2014
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned	na
Bell Gardens, California	AO,E,M,W,D	42,000	Leased	Various, through
				January 31, 2015

Our properties are generally in good condition and are suitable for their intended purpose. Upon expiration of the Victor lease, Victor operations will be consolidated into the Newark facility.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers as of September 30, 2012 were as follows:

	Age
W. Barry Gilbert	66	Chief Executive Officer and Chairman of the Board
Jeffrey T. Schlarbaum	46	President
Donald S. Doody	45	Executive Vice President
Vincent A. Leo	51	Chief Financial Officer

W. Barry Gilbert has served as IEC’s Chief Executive Officer since January 2004, and served as Acting Chief Executive Officer from June 2002 until that time. He has served on the board of directors of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the William E. Simon School of Business of the University of Rochester. Mr. Gilbert previously held the position of President of the Thermal Management Group of Bowthorpe Plc. (now known as Spirent Plc.) and was corporate Vice President and President of the Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation. He holds an MBA from the University of Rochester.

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

Donald S. Doody has served as Executive Vice President of Operations of IEC since October 2010. He joined IEC in November 2004 as Vice President of Operations and was appointed Senior Vice President of Operations in May 2008. Before joining IEC, Mr. Doody had more than 15 years of experience in manufacturing leadership roles in companies supporting the Medical, Industrial and Military markets. He held positions of Master Black Belt and Supplier Quality Engineer at GE Transportation and Industrial Systems. He was a Senior Manufacturing Engineer at Plexus Corporation, then became Vice President and General Manager of MCMS’s North Carolina facility. When Plexus acquired MCMS, Mr. Doody was appointed to lead Lean and Six Sigma initiatives throughout the company. Mr. Doody holds an M.S. degree in Industrial Sciences from Colorado State University.

Vincent A. Leo joined IEC in January 2012 as Interim Chief Financial Officer pursuant to an engagement letter dated December 28, 2011 between the Company and Insero & Company CPAs, P.C. (“Insero”), as amended May 25, 2012, and was appointed Chief Financial Officer in May 2012. Mr. Leo also is a partner and shareholder of Insero and has more than 29 years experience leading attest and outsourced accounting services for publically traded and privately held businesses. He joined Insero as a partner and shareholder during 2002 from Arthur Andersen, LLP where he was a Partner in their Rochester office. Mr. Leo holds a Bachelor of Science, Accounting degree from Niagara University and is licensed as a Certified Public Accountant in New York and Connecticut.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

IEC's common stock is traded on the NYSE MKT, LLC (“NYSE MKT”) under the symbol "IEC".

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for IEC's common stock as reported on the NYSE MKT.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2012	$5.69	$7.12
Third 2012	4.76	6.30
Second 2012	4.63	5.62
First 2012	4.65	6.05

Fourth 2011	$4.69	$6.92
Third 2011	6.43	8.88
Second 2011	7.80	9.49
First 2011	5.05	7.62

IEC's closing price on the NYSE MKT on November 12, 2012, was $6.85 per share.

(b) Holders

As of November 12, 2012 there were approximately 237 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business. Furthermore, certain covenants in IEC's credit agreement with Manufacturers and Traders Trust Company restrict the Company’s ability to pay cash dividends. The Company does not expect to pay cash dividends on shares of its common stock in the foreseeable future.

(d) Issuance of Unregistered Securities

None

(e) Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2012.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended September 30,
(amounts in thousands,	2012	2011	2010	2009	2008
except per share)		(a)	(b)		(c)

Net sales	$144,963	$133,296	$96,674	$67,811	$51,092
Gross profit	27,956	25,757	16,263	10,826	6,217
Operating profit	12,191	10,389	7,687	4,820	2,392
Income before provision for income taxes	12,014	9,816	7,055	4,718	1,634
Provision (benefit) for income taxes	4,254	3,056	2,400	(238)	(8,843)
Net income	$7,760	$6,760	$4,655	$4,956	$10,477

Gross margin as a % of sales	19.3%	19.3%	16.8%	16.0%	12.2%
Operating profit as % of sales	8.4%	7.8%	8.0%	7.1%	4.7%

Income before provision for income taxes, per share:
Basic	$1.24	$1.04	0.78	$0.54	$0.19
Diluted	1.21	0.98	0.73	0.49	0.18
Net income per share: (d)
Basic	$0.80	$0.71	0.52	$0.57	$1.22
Diluted	0.78	0.68	0.48	0.52	1.12

Common and common equivalent shares:
Basic	9,663.9	9,461.2	8,990.2	8,728.9	8,553.6
Diluted	9,969.1	9,967.7	9,608.2	9,553.5	9,337.1

Working capital	$20,971	$17,292	$17,712	$11,390	$9,246
Total assets (e)	88,964	85,820	55,682	34,469	34,184
Long-term debt (f)	21,104	28,213	15,999	6,600	8,910
Stockholders' equity	41,862	33,686	25,419	20,254	15,976

(a)	IEC acquired the assets of Southern California Braiding Company, Inc. on December 17, 2010.
(b)	IEC acquired General Technology Corporation (now IEC-Albuquerque) on December 16, 2009, and purchased the assets of Celmet Co., Inc. on July 30, 2010.
(c)	IEC acquired Val-U-Tech Corp. (now IEC Wire and Cable) on May 30, 2008.
(d)	In 2008-2009, net income per share included the favorable effects of reductions in IEC's deferred tax valuation allowance.
(e)	Customer deposits for 2008 were originally reported as inventory reserves, but have been reclassified to current liabilities.
(f)	Excluding current portion.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the related Notes and the five-year summary of Selected Consolidated Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K and the risk factors identified in Item 1A.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified. Four of our units (IEC in Newark, NY; Wire and Cable in Victor, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY and Victor, NY locations are ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards.

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

Fourth Quarter Results

A summary of selected income statement amounts for the fourth quarters of fiscal 2012 and 2011 follows:

	Three Months Ended
	September 30,	September 30,
Income Statement Data	2012	2011
	(thousands)

Net sales	$37,062	$34,941
Gross profit	6,799	7,024
Selling and administrative expenses	3,579	4,544
Interest and financing expense	297	387
Other (income)/expense	1	(1,162)
Income before provision for income taxes	2,922	3,255
Provision for income taxes	921	624
Net income	$2,001	$2,631

Revenue increased in the fourth quarter of fiscal 2012 by $2.1 million or 6.1% as compared to the fourth quarter of the prior fiscal year. Revenue growth during the quarter was primarily attributable to a $2.3 million increase in the industrial market sector and a $1.6 million increase in the military/aerospace sector, partially offset by a $1.2 million decrease in the medical market sector. Increased volume from two existing customers in the industrial market sector provided the majority of the increase. Four of our operating locations comprise the majority of our military/aerospace revenue. At one location military revenue increased compared to the fourth quarter of the prior fiscal year, partially offset by a decrease in aerospace revenue. One of our aerospace customers represented the majority of the decrease as they discontinued outsourcing a product to us and began to manufacture it in house. The customer made the decision to bring production in house because of available capacity due to decreased demand for some of their other products. The decrease in the medical market sector is due to changes in customer demand for our products, partially offset by new customers.

Our fourth fiscal quarter gross profit decreased by $0.2 million, or 3.2% from the fourth quarter of the prior fiscal year. The gross profit as a percentage of sales decreased from 20.1% of revenue in the fourth quarter of the prior fiscal year to 18.3% in the fourth fiscal quarter of this year. The decrease was primarily due to increased revenue, offset by unfavorable changes in product mix compared to the same quarter in the prior fiscal year.

Selling and administrative (“S&A”) expenses decreased $1.0 million to 9.7% of revenue in the fourth fiscal quarter of 2012, as compared to 13.0% in the same fiscal quarter of the prior year. The decrease is primarily due to decreased payroll and bonus costs.

Interest expense decreased to $0.3 million in the quarter ended September 30, 2012 from $0.4 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a $11.2 million decrease in average borrowings. Borrowings were significantly higher in the fourth quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). The weighted average interest rate on IEC's debt decreased from 3.47% for the quarter ended September 30, 2011 to 3.19% for the quarter ended September 30, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to our goals of managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Annual Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. Compared to the prior year’s fourth fiscal quarter, net other income decreased by $1.2 million due to a gain on contingent consideration recorded in the prior fiscal year.

Income tax expense increased by $0.3 million, or 47.6% for the fiscal quarter ended September 30, 2012, and increased 12.3% to 31.5% of pre-tax net income compared to the same quarter in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $11.9 million and $0.4 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Full-Year Results

A summary of selected income statement amounts for the fiscal years ended September 30, 2012 and 2011 follows:

	Years Ended
	September 30,	September 30,
Income Statement Data	2012	2011
	(thousands)

Net sales	$144,963	$133,296
Gross profit	27,956	25,757
Selling and administrative expenses	15,765	15,368
Interest and financing expense	1,227	1,601
Other (income)/expense	(1,050)	(1,028)
Income before provision for income taxes	12,014	9,816
Provision for income taxes	4,254	3,056
Net income	$7,760	$6,760

Revenue increased for this fiscal year compared to the prior fiscal year by $11.7 million or 8.8%. Our SCB acquisition accounted for approximately $3.3 million of the increase, while continuing operations increased $8.4 million or 7.4%. IEC’s organic sales increase resulted primarily from the industrial, medical, communications and other market sectors partially offset by a decrease in the military/aerospace market sector. Revenue from the industrial market sector increased $19.3 million or 11.9% compared to the prior fiscal year. One of our existing customers provided the majority of the increase in the industrial sector. The two primary reasons for increased revenue from this customer were the award of a new contract for introductory period previously held by a competitor, and increased volume from existing contracts. The increase in revenue over the prior fiscal year for the medical sector was $2.5 million or 8.7% and is due primarily to new customers. The communications and other market sector increased $1.9 million or 15.0% over the prior fiscal year, primarily due to new contracts from existing customers. These increases were partially offset by a decrease of $12.0 million or 13.0% in the military/aerospace market caused by delays in military funding. Such delays continued to impact two of our locations in particular, where revenue decreased from the prior fiscal year, however another of our locations began to experience some strengthening in the military/aerospace market. At this location, military revenue increased compared to the prior fiscal year, partially offset by a decrease in aerospace revenue.

Gross profit increased by 8.5% to $28.0 million for the current fiscal year from $25.8 million for the prior fiscal year. The increase was primarily due to increased revenue compared to the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

S&A expense increased $0.4 million to $15.8 million or 10.9% of revenue in the current fiscal year compared to $15.4 million or 11.5% of revenue in the prior fiscal year. The majority of this is due to experiencing a full year of S&A expense for SCB, as well as the higher cost structure SCB experiences. In addition, there were several insignificant offsetting changes in various other expenses. These included the impact of changes made to realign administrative positions within the Company, such as adding, removing and adjusting positions in the organization.

Interest expense decreased $0.4 million in the fiscal year ended September 30, 2012 from the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as lower average interest rates. Average borrowings for the fiscal year ending September 30, 2012 were approximately $12.6 million lower than for the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The prior fiscal year included incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of debt to EBITDARS. The weighted average interest rate on IEC's debt decreased from 4.85% in the fiscal year ended September 30, 2011 to 3.25% in the fiscal year ending September 30, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to our goals of managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 9 - Credit Facilities to the consolidated financial statements included in this Annual Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. In the fiscal year ending September 30, 2012, $1.1 million of additional income was recorded for contingent consideration owed to IEC by the sellers of Southern California Braiding Company, Inc. The income is the result of a shortfall in SCB's calendar-year 2011 sales and backlog as compared to a target specified in the acquisition agreement. Combined with a $1.1 million estimate recorded in the fiscal year ended September 30, 2011, the total gain related to the contingent consideration is $2.2 million. We received payment in the form of cash and common stock during the third fiscal quarter of 2012 through settlement of the escrow account established at the time of the SCB acquisition.

Income tax expense increased by $1.2 million for the twelve months ended September 30, 2012, and increased 4.2% to 35.4% of pre-tax net income compared to the same period in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $11.9 million and $24.9 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $17.7 million in the fiscal year ended September 30, 2012, compared to $13.4 million in fiscal 2011. The increase was driven by a $1.0 million increase in net income as well as higher add-backs for non-cash expenses such as depreciation, contingent consideration and deferred taxes. The net change in current asset and liability accounts used $4.8 million and $0.5 million of cash in fiscal 2012 and 2011, respectively.

Investing activities utilized $3.0 million of cash flow in fiscal 2012, compared to $29.3 million in fiscal 2011. In December 2010, we acquired SCB for cash of $24.5 million plus common stock. Equipment added in fiscal 2012 to enhance productivity and facilitate growth amounted to $3.1 million, compared to $4.9 million in fiscal 2011.

For the fiscal year ended September 30, 2012, cash was used by financing activities to pay term loans, mortgage loans and the revolving credit facility. Bank funding for acquisitions, through term loans, a mortgage loan and the revolving credit facility, represented most of the cash generated from financing activities the during the fiscal year ended September 30, 2011. In addition to satisfying scheduled debt service requirements, favorable operating cash flows enabled us to repay borrowings of $7.5 million in fiscal 2012 and $4.6 million in fiscal 2011.

As of September 30, 2012, borrowings under the revolving credit facility amounted to $6.6 million, and the maximum available was $20.0 million. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company's primary borrowing arrangement is contained in the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. The Credit Agreement contains a borrowing base as well as various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants on September 30, 2012 and September 30, 2011, as summarized in a table below. EBITDARS, a non-GAAP financial measure, is reconciled to net income, the most directly comparable GAAP financial measure in “Note 9 - Credit Facilities” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

		Calculated Amount At
		September 30,		September 30,
Debt Covenant	Limit	2012		2011
Quarterly EBITDARS (000s)	Minimum $1,500	$4,658		$4,906
Total debt to EBITDARS	Maximum 3.25x	1.51	x	2.08	x
Fixed charge coverage ratio (a)	Minimum 1.25x	1.82	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three Months Ended
	September 30,	September 30,
	2012	2011
	(thousands)
Net Income	$2,001	$2,631
Provision for Income Tax	921	624
Depreciation and Amortization Expense	1,119	1,054
Net Interest Expense	297	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	223	145
EBITDARS	$4,658	$4,906

EBITDARS is a non-GAAP financial measure. It should not be considered in isolation or as a measure of the Company’s profitability or liquidity; it is in addition to, and is not a substitute for, financial measures under GAAP. EBITDARS may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

The Company defines EBITDARS as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation. EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. The Company presents EBITDARS because certain covenants in the Company’s credit facilities are tied to that measure. The Company also views EBITDARS as a useful measure of operating performance given the Company’s strong operating margins and large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which the Company assesses its liquidity position and performance and (ii) the Company believes that investors will find the data useful in assessing its ability to service and/or incur indebtedness. The Company believes that EBITDARS, when considered with both the Company’s GAAP results and the reconciliation to operating income, provides a more complete understanding of the Company’s business than could be obtained absent this disclosure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. As of September 30, 2012, the Company had $27.6 million of debt, comprised of $26.9 million with variable interest rates and $0.7 million with fixed rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of September 30, 2012 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $269 thousand.

The Company is exposed to credit risk to the extent of non-performance by M&T under the Credit Agreement. The bank's credit rating (reaffirmed A- by Fitch in August 2012) is monitored by the Company, and IEC expects that M&T will perform in accordance with the terms of the Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2012. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

November 26, 2012

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	September 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$2,662	$-
Accounts receivable, net of allowance	23,193	19,423
Inventories, net	19,348	16,093
Deferred income taxes	1,365	3,863
Other current assets	401	1,834
Total current assets	46,969	41,213

Fixed assets, net	17,120	17,886
Intangible assets, net	5,511	5,964
Goodwill	13,810	13,810
Deferred income taxes	5,433	6,768
Other assets	121	179
Total assets	$88,964	$85,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$6,896
Accounts payable	15,697	12,750
Accrued payroll and related expenses	2,676	3,092
Other accrued expenses	946	851
Customer deposits	146	332
Total current liabilities	25,998	23,921

Long-term debt	21,104	28,213
Total liabilities	47,102	52,134

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,943,185 and 10,839,997 shares, respectively
Outstanding: 9,927,727 and 9,824,539 shares, respectively	109	108
Additional paid-in capital	43,075	42,660
Accumulated income (deficit)	113	(7,647)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	41,862	33,686
Total liabilities and stockholders' equity	$88,964	$85,820

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE MONTHS and YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)

Net sales	$37,062	$34,941	$144,963	$133,296
Cost of sales	30,263	27,917	117,007	107,539
Gross profit	6,799	7,024	27,956	25,757
Selling and administrative expenses	3,579	4,544	15,765	15,368
Operating profit	3,220	2,480	12,191	10,389

Interest and financing expense	297	387	1,227	1,601
Other (income)/expense	1	(1,162)	(1,050)	(1,028)
Income before provision for income taxes	2,922	3,255	12,014	9,816

Provision for income taxes	921	624	4,254	3,056
Net income	$2,001	$2,631	$7,760	$6,760

Net income per common and common equivalent share:
Basic	$0.21	$0.27	$0.80	$0.71
Diluted	0.20	0.26	0.78	0.68

Weighted average number of common and common equivalent shares outstanding:
Basic	9,660,253	9,637,196	9,663,865	9,461,240
Diluted	9,982,368	10,000,506	9,969,071	9,967,702

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			6,760		6,760
Stock-based compensation		489			489
Directors' fees paid in stock		37			37
Restricted (non-vested) stock grants	2				2
Exercise of stock options	4	365		(22)	347
Employee stock plan purchases		23			23
Shares issued in SCB acquisition	1	608			609

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			7,760		7,760
Stock-based compensation		595			595
Directors' fees paid in stock		37			37
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		134			134
SCB escrow settlement retirement of stock		(414)			(414)
Employee stock plan purchases		64			64

Balances, September 30, 2012	$109	$43,075	$113	$(1,435)	$41,862

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(thousands)

	Years Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,760	$6,760
Non-cash adjustments:
Stock-based compensation	595	489
Depreciation and amortization	4,297	3,257
Change in contingent consideration	1,096	-
Directors' fees paid in stock	37	37
Loss on sale of fixed assets	14	3
Gain on corporate acquisition	-	(170)
Reserve for doubtful accounts	101	70
Deferred tax expense	3,833	2,920
Changes in current assets and liabilities:
Accounts receivable	(3,871)	(1,656)
Inventories	(3,255)	(1,129)
Other current assets	(77)	(2,746)
Accounts payable	2,947	4,045
Accrued expenses	(321)	594
Customer deposits	(186)	332
Net cash flows from operating activities	12,970	12,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,080)	(4,876)
Proceeds from (net cost of) disposal of fixed assets	46	(3)
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	(24,553)
Acquisition of Albuquerque	-	170
Net cash flows from investing activities	(3,034)	(29,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	62,563	63,889
Repayments of revolving credit facility	(63,173)	(62,514)
Borrowings under other loan agreements	-	20,840
Repayments under loan agreements and notes	(6,862)	(6,004)
Proceeds from exercise of stock options	134	347
Proceeds from employee stock plan purchases	64	23
Financing costs capitalized	-	(125)
Net cash flows from financing activities	(7,274)	16,456

Net cash flows for the period	2,662	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$2,662	$-

Supplemental cash flow information:
Interest paid	$1,106	$1,499
Income taxes paid	326	309
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$-	$609
Stock options exercised by delivering common shares	-	22

IEC ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

NOTE 1. OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to advanced technology companies. We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components. We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards. While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

▪	A technology center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
▪	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.
▪	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts through our subsidiary, Dynamic Research and Testing Laboratories, LLC (“DRTL”).
▪	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
▪	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
▪	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, as set forth in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters end generally on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque"); Dynamic Research and Testing Laboratories, LLC (“DRTL); and since December 17, 2010, Southern California Braiding, Inc. (“SCB”). The Celmet unit operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY. In the prior fiscal year, cash receipts and disbursements were used to repay or draw on IEC’S revolving credit facility and cash balances were de minimis.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets. Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement. Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.

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

Leases

At the inception of a lease covering equipment or real estate, the lease agreement is evaluated under criteria discussed in ASC 840-10-25 (Leases). Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases. Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest. For operating leases, payments are recorded as rent expense. Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property.

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

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

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

Service revenues are generally recognized once the service has been rendered. For material management arrangements, revenues are generally recognized in proportion to the materials procured to date as compared to the total materials covered by the arrangement. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Material management revenues amounted to less than 5.0% of total revenues in fiscal 2012 and 2011.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant. For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value. Costs associated with stock awards are recorded over requisite service periods, generally the vesting period. If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved. The Company also has a compensatory employee stock purchase plan for which it recognizes compensation expense as employees contribute to the plan.

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

Any interest or penalties incurred are reported as interest expense. The Company’s income tax filings are subject to audit by various tax jurisdictions, and the current open year is fiscal 2011.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period. Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSU’s”) and anticipated employee stock purchase plan contributions. Options, restricted stock and RSU’s are primarily held by management and certain employees. A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
Shares for EPS Calculation	2012	2011	2012	2011

Weighted average shares outstanding	9,660,253	9,637,196	9,663,865	9,461,240
Incremental shares	322,115	363,310	305,206	506,462
Diluted shares	9,982,368	10,000,506	9,969,071	9,967,702

Options excluded from diluted shares as the effect of including these shares would have been anti-dilutive	84,041	44,000	206,291	10,000

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

Recently Issued Accounting Standards

FASB Accounting Standards Update 2011-08, "Testing Goodwill for Impairment," was issued in September 2011 to be effective for fiscal years beginning after December 15, 2011. Under existing generally accepted accounting principles (“GAAP”), entities are periodically required to evaluate the carrying value of a unit's goodwill by first determining fair value of the unit, and then, if fair value is less than the unit's carrying value, by allocating such fair value to the unit's assets and liabilities. Under provisions of the update, entities are permitted, but not required, to precede calculation of a unit's fair value with a qualitative evaluation of the likelihood that fair value is less than carrying value. If the qualitative assessment leads to a conclusion that there is more than a 50 percent likelihood that fair value exceeds carrying value, no further testing is required. In the event of a less favorable assessment, the entity is required to proceed to the previously mentioned quantitative testing. As permitted by the update, the Company adopted its provisions in the fourth quarter of fiscal 2011.

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

$3.1 million of the amount paid for SCB (consisting of $2.5 million in cash and 96,413 shares of IEC common stock) was deposited in escrow accounts to be released to the sellers or returned to the purchaser under certain specified circumstances through March 31, 2012. In February 2011, $623 thousand (consisting of $506 thousand in cash and 19,237 shares of IEC common stock) was released to the sellers upon satisfaction of applicable provisions in the asset purchase agreement. The balance of the escrow, which remained subject to buyer indemnity claims, if any, and sellers' further performance under the agreement, was released during the third quarter of fiscal 2012 as described below.

The asset purchase agreement provided for a potential return of contingent consideration held in escrow if SCB’s gross sales and backlog for calendar year 2011 did not reach specified targets. The Company recorded the estimated amount of contingent consideration at the end of each applicable fiscal quarter, resulting in a receivable of $1.1 million as of September 30, 2011. During the fiscal year ended September 30, 2012, $1.1 million of additional income was recorded for contingent consideration and is reported as "other income". Combined with the $1.1 million estimate recorded in the fiscal year ended September 30, 2011, the total gain related to the contingent consideration is $2.2 million. As previously reported on Form 8-K, the Company received payment in the form of cash and 68,625 shares of Company common stock during the fiscal quarter ended June 29, 2012 through settlement of the escrow account established at the time of the SCB acquisition.

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

Operating and Pro Forma Results:

The following table displays the revenue and earnings of SCB from date of acquisition to the end of the fiscal year ending September 30, 2011. The disclosed amounts are included in the accompanying consolidated financial statements.

SCB Operating Results	290 Days Ended
Subsequent to Date of Acquisition	September 30, 2011
(thousands)	(unaudited)
Net sales	$11,363
Income before provision for income taxes	(233)
Net income	(222)

The following table presents IEC's unaudited, pro forma, consolidated operating results for the fiscal year ending September 30, 2011 as if the SCB acquisition had occurred on the first day of the preceding fiscal year. The pro forma results combine IEC's actual consolidated results for the fiscal year with revenue and earnings generated by SCB during the 2.5-month portion of the fiscal year when it was not a member of the IEC consolidated group. While the pro forma results take into consideration certain estimated changes in expenses resulting from the merged operations, they do not reflect additional revenues that may be generated by combining SCB with other members of the IEC group. The pro forma results are not necessarily equivalent to those that would have been obtained by consummating the SCB acquisition on the earlier date, nor are they necessarily indicative of future results.

Year Ended
IEC Pro Forma Operating Results	September 30, 2011
(thousands, except share and per share data)	(unaudited)

Net sales	$137,227
Income before provision for income taxes	10,304
Net income	7,053

Earnings per share:
Basic	$0.74
Diluted	0.71

Weighted average common and common equivalent shares:
Basic	9,482,336
Diluted	9,988,798

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

Adjustments Reflected in	Year Ended
Pro Forma Results Table Above	September 30, 2011
(in thousands, except share data)	(unaudited)
Increase/(decrease)
Cost of sales
Depreciation expense	$64

Selling and administrative expenses
Compensation	$(379)
Sales/marketing expenses	(364)
Insurance premiums	(76)
Legal and accounting expenses	(154)
Contract staffing	(122)
Amortization of intangibles	86
Corporate allocation	150
Other	(33)
Total selling and administrative expense adjustments	$(892)

Interest expense
Interest on acquisition debt	$201
Other	(2)
Total interest expense adjustments	$199

Other (income)/expense
Eliminate acquisition expenses (legal, accounting, etc.)	$(109)

Weighted average common shares outstanding 100,000 shares issued in SCB acquisition, weighted to cover 77 days prior to the acquisition date	21,096

NOTE 3. ADJUSTMENT OF PRIOR YEAR CASH FLOW INFORMATION

As permitted by ASC 805-10-25-14, IEC continued to analyze and revise SCB's opening balance sheet values during the twelve months following the December 2010 acquisition date. Balances reported in earlier periods were subsequently superseded based on appraisals, valuations and other updated information. Since the ASC requires such revisions to be reflected in the Company's financial statements on a retrospective basis, comparative balances being presented in current period financial statements may differ from the amounts originally reported. That is the case with respect to comparative cash flow information displayed in IEC's September 30, 2012 financial statements. A summary follows of adjustments made to cash flow information for the twelve months ended September 30, 2011 in order to incorporate the effects of final acquisition-date asset and liability values for SCB. Based on the immateriality of expense adjustments attributable to prior periods, all such adjustments were recorded currently as they were determined and no income statement revision is required. The table that follows also presents certain balance sheet reclassifications that affect September 30, 2011 cash flows.

	Cash Inflows		Effect of
Adjustments to Cash Flows	(Outflows),	Effect of SCB	Balance Sheet	Cash Inflows
for Year Ended	as Originally	Purchase Price	Reclassif-	(Outflows),
September 30, 2011	Reported	Adjustment (i)	ications (ii)	as Adjusted
(thousands)
Changes in current assets and liabilities:
Accounts receivable	$(1,614)	$-	$(27)	$(1,641)
Other current assets	(1,544)	(248)	(954)	(2,746)

Acquisition of SCB, cash portion	(25,782)	248	981	(24,553)
Totals	$(28,940)	$-	$-	$(28,940)

(i)	Represents refund received from sellers of SCB on May 19, 2011, based on post-closing analysis of working capital balances. This entry establishes a receivable for the refund.

(ii)	Reclassifies to "other current assets" $981 thousand paid at SCB closing and refunded shortly thereafter. Also shows the effect of $27 thousand of "miscellaneous receivables" reclassified as of September 30, 2011from accounts receivable to "other current assets".

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the fiscal year ended September 30, 2012 and September 30, 2011.

	Year Ended
	September 30,	September 30,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$305	$250
Provision for doubtful accounts/(reversal)	101	70
Write-offs	-	(16)
Recoveries	-	1
Allowance, end of period	$406	$305

NOTE 5. INVENTORIES

A summary of inventory by category at period end follows:

	September 30,	September 30,
Inventories	2012	2011
	(thousands)
Raw materials	$10,732	$8,492
Work-in-process	8,215	6,821
Finished goods	1,661	1,677
Total inventories	20,608	16,990
Reserve for excess/obsolete inventory	(1,260)	(897)
Inventories, net	$19,348	$16,093

NOTE 6. FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	September 30,	September 30,
Fixed Assets	2012	2011
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,852	9,824
Leasehold improvements	1,374	1,374
Machinery and equipment	23,085	20,586
Furniture and fixtures	5,444	5,246
Construction in progress	673	422
Total fixed assets, at cost	41,984	39,008
Accumulated depreciation	(24,864)	(21,122)
Fixed assets, net	$17,120	$17,886

Depreciation expense was $3.8 million and $2.8 million for the twelve months ended September 30, 2012 and September 30, 2011, respectively.

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

Presented in tables below are: intangible assets by category; amortization expense for the periods; and estimated future amortization as of September 30, 2012.

	September 30,	September 30,
Intangible Assets	2012	2011
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(849)	(396)
Intangible assets, net	$5,511	$5,964

	Twelve Months Ended
	September 30,	September 30,
Amortization Expense	2012	2011
	(thousands)
Intangible amortization expense	$453	$367

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending September 30,
2013	$452
2014	452
2015	452
2016	437
2017 and thereafter	3,718

NOTE 8. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the twelve months ended September 30, 2012.

NOTE 9. CREDIT FACILITIES

A summary of borrowings as of September 30, 2012 and September 30, 2011 follows:

	Fixed/		Interest Rate		Balances
	Variable		September 30,	September 30,	September 30,	September 30,
Debt	Rate	Maturity	2012	2011	2012	2011
			(percents)		(thousands)
M&T borrowings:
Revolving credit facility	v	12/17/13	3.00	3.25	$6,588	$7,198
SCB term loan	v	12/17/15	3.25	3.50	13,000	17,000
Albuquerque term loan	v	12/16/14	3.25	3.50	2,250	3,250
Albuquerque mortgage loan	v	12/16/14	3.25	3.50	3,267	3,533
Celmet term loan	v	07/30/15	3.25	3.50	1,166	1,533
Equipment loans (2)	v	12/17/13	3.25	3.25	672	945
Equipment loans (3)	f	11/01/12	2.93	3.05	108	315
Wire and Cable term loan	f	01/01/12		6.70	-	95
Energy loan	f	04/02/13	2.08	2.08	23	64

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13	3.00	4.00	463	1,076
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					27,637	35,109
Less: current portion					(6,533)	(6,896)
Long-term debt					$21,104	$28,213

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

The Credit Agreement was modified on November 17, 2011 by a letter agreement that extended the equipment line to December 17, 2013 and made all loans under such line due and payable no later than that date. The Credit Agreement required prepayments of term loans equal to 50% of excess cash flow for fiscal years ending after September 30, 2010 and the letter agreement changed that requirement to fiscal years ending after September 30, 2011. The Company obtained a waiver of the excess cash flow prepayment requirement for the fiscal years ended September 30, 2012 and September 30, 2011.

Individual debt facilities provided under the Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20.0 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to a higher percentage rate limit, $4.75 million. At September 30, 2012, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $12.9 million and $11.7 million during the fiscal years ended September 30, 2012 and September 30, 2011, respectively.

The Company incurs quarterly unused commitment fees approximating 0.375% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $33 thousand and $19 thousand during the fiscal years ended September 30, 2012 and September 30, 2011, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio, all as described in the table below. The Company was in compliance with these three covenants at September 30, 2012 and September 30, 2011.

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to M&T on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments for such equipment total $389 thousand per year. Rental payments for the remainder of the lease term, which ends May 2013, total $227 thousand.

Aggregate contractual principal payments under IEC's borrowings for the next four years are summarized below:

Contractual
Principal
Debt Repayment Schedule	Payments
(thousands)
Twelve months ending September 30,
2013	$6,533
2014*	12,528
2015	5,009
2016	3,567
$27,637

*Includes Revolver balance of $6,588 as of September 30, 2012.

NOTE 10. INCOME TAXES

Provisions for income taxes for the years ended September 30, 2012 and 2011 are summarized below:

	Years Ended
Income Tax Provision	September 30, 2012	September 30, 2011
	(thousands)
Current tax expense:
State	$205	$2
Federal	216	134

Deferred tax expense:
State	77	(388)
Federal	3,756	3,308
Provision for income taxes	$4,254	$3,056

Differences between the federal statutory rate and IEC's effective rates of tax for 2012 and 2011 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2012	September 30, 2011

Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	2.4	2.4
Tax credit expiration and related valuation allowance	0.0	(2.3)
Increases in tax credits	(0.7)	(3.7)
Other	(0.3)	0.7

Income tax provision as percent of pretax income	35.4%	31.1%

The following table displays deferred tax assets/liability by category as of September 30, 2012 and 2011. Recorded amounts include the establishment of deferred taxes for acquired companies.

	September 30,
Deferred Income Taxes	2012	2011
	(thousands)
Deferred tax assets:
Net operating loss carryforward	$4,483	$8,853
Alternative minimum tax credit carryforward	831	503
Depreciation and fixed assets	(205)	(93)
New York State investment tax & other credits	990	904
Inventories	535	403
Other	1,091	723
Total before allowance	7,725	11,293
Valuation allowance	(455)	(455)
Deferred tax assets, net	7,270	10,838

Deferred tax liability:
Amortization of intangibles	(472)	(207)
Net deferred income taxes (current and deferred)	$6,798	$10,631

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $11.9 million and $24.9 million, respectively, as of September 30, 2012, expiring mainly in years 2020 through 2025. It is estimated that the federal and state NOLs will produce future tax benefits totaling $4.5 million.

In addition, $1.0 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2026. These credits cannot be utilized until the New York net operating loss carryforward is exhausted. We have recorded a valuation allowance for these credits to the extent that we believe it is more likely than not that the tax benefit will not be realized. If the credits expire unused, the related deferred tax asset and offsetting valuation allowance will be reduced.

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

	Years Ended
	September 30,	September 30,
Warranty Reserve	2012	2011
	(thousands)
Reserve, beginning of period	$448	$303
Reserves of acquired companies	-	62
Provision/(reversal)	167	412
Warranty costs	(227)	(376)
Recoveries		47
Reserve, end of period	$388	$448

NOTE 12. STOCK-BASED COMPENSATION

At the January 2011 Stockholders Meeting of Stockholders, the 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders. This plan replaces IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of grants: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. Awards are generally granted to certain members of management and employees, as well as directors. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock-based awards granted through December 2011, were made under the 2001 Plan. Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $595 thousand and $489 thousand in the fiscal years ended September 30, 2012 and September 30, 2011, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan are provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years. A summary follows of assumptions used in the Black-Scholes model and the estimated value of options granted during the twelve months ended September 30, 2012 and September 30, 2011.

	Years Ended
	September 30,	September 30,
Valuation of Options	2012	2011

Assumptions for Black-Scholes:
Risk-free interest rate	0.63%	1.40%
Expected term in years	4.0	4.8
Volatility	51%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	57,200	78,000
Weighted average fair value per share	$2.01	$2.80
Fair value of options granted (000's)	$115	$218

Changes in the number of options outstanding, together with other related data, are summarized in the next table.

	Years Ended
	September 30, 2012		September 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	371,339	$3.32	764,595	$1.66
Granted	57,200	5.03	78,000	6.01
Exercised	(70,750)	0.56	(447,256)	0.82
Forfeited	(72,000)	4.60	(24,000)	5.76
Expired	(5,000)	0.55	-
Outstanding, end of period	280,789	$3.82	371,339	$3.32

For options expected to vest
Number expected to vest	266,750	$3.82	371,339	$3.32
Weighted average remaining term, in years	4.0		4.4
Intrinsic value (000s)		$791		$654

For exercisable options
Number exercisable	118,639	$1.80	133,833	$1.54
Weighted average remaining term, in years	2.3		1.5
Intrinsic value (000s)		$591		$474

For non-exercisable options
Expense not yet recognized (000s)		$164		$328
Weighted average years to become exercisable	1.7		1.9

For options exercised
Intrinsic value (000s)		$276		$3,170

Changes in the number of non-vested options outstanding, together with other related data, are summarized in the next table.

	Years Ended
	September 30, 2012		September 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Non-vested, beginning of period	254,306	$4.32	320,971	$3.06
Granted	57,200	5.03	78,000	6.01
Vested	(120,150)	1.43	(144,665)	1.77
Cancelled	(29,206)	4.83	-
Non-vested, end of period	162,150	$3.82	254,306	$4.32

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred. At the end of the vesting period, which is typically four years (three years in the case of directors), holders have all the rights and privileges of any other IEC common stockholder. The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period. A summary of restricted stock activity, balances and related data is presented below.

	Years Ended
	September 30, 2012		September 30, 2011
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	284,476	$5.76	122,098	$4.10
Granted	98,325	5.21	184,958	6.73
Becoming vested	(26,338)	5.17	(19,580)	4.15
Forfeited	(16,524)	4.96	(3,000)	8.70
Outstanding, end of period	339,939	$5.69	284,476	$5.76

For non-vested shares
Expense not yet recognized (000s)		$963		$1,248
Weighted average remaining years for vesting		1.8		2.1

For shares becoming vested
Aggregate fair value on vesting dates (000s)		$136		$135

Employee Stock Purchase Plan

The Company began administering an employee stock purchase plan that provides for a discounted stock purchase price on October 1, 2011. Employee contributions and compensation expense recognized under the plan in the fiscal year ended September 30, 2012 were $112 thousand and $12 thousand, respectively.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members are granted common stock for certain services provided. During the fiscal years ended September 30, 2012 and 2011, board members were granted 6,920 and 6,572 shares of common stock, respectively. The Company recognized compensation expense of $37 thousand and $37 thousand at grant dates during the fiscal years ended September 30, 2012 and 2011, respectively.

NOTE 13. INDUSTRY SECTORS AND MAJOR CUSTOMERS

An analysis of sales, according to the industry sector within which IEC's customers operate, is presented below.

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
% of Sales by Sector	2012	2011	2012	2011

Military & Aerospace	50%	51%	43%	56%
Medical	21%	25%	22%	22%
Industrial	22%	15%	25%	13%
Communications & Other	7%	9%	10%	9%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the fiscal year ended September 30, 2012.  For 2012, one customer in the Industrial sector represented 19% of sales and one customer in the Medical sector represented 15% of sales. Two individual customers represented 10% or more of sales for the fiscal year ended September 30, 2011. One customer in the Medical sector represented 16% of sales and one customer in the Industrial sector represented 10% of sales. Individual customers representing 10% or more of receivables accounted for 10% of outstanding balances at September 30, 2012 (one customer), and 28% of outstanding balances at September 30, 2011 (two customers).

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

Lease
Future Rental Obligations	Payments
(thousands)
Twelve months ending September 30,
2013	$993
2014	952
2015	18
2016	4
2017	0

Total rent expense for the years ended September 30,
2012	$1,335
2011	1,429

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases. In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement. As of the date of this Report, the company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

NOTE 16. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. During 2012, the Company made a one time contribution of 25% of the first 3% contributed by employees, totaling $219 thousand. For one location, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of employees at this location totaled $34 and $42 thousand during the fiscal years ended September 30, 2012 and 2011, respectively.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA

Key quarterly financial data for fiscal years ended September 30, 2012 and 2011 is presented below. It should be noted that quarterly per-share amounts are rounded separately to the nearest cent, and as a result the sum of the quarterly amounts may not equal the computed per-share amount for the full year.

				Basic	Diluted
		Gross	Net	Earnings	Earnings
	Net Sales	Profit	Income	Per Share	Per Share
	(Unaudited; in thousands, except per share)
Fiscal Quarters
Fourth 2012	$37,062	$6,799	$2,001	$0.21	$0.20
Third 2012	36,022	7,415	2,203	0.23	0.22
Second 2012	38,020	8,256	2,607	0.27	0.26
First 2012	33,859	5,487	948	0.10	0.09

Fourth 2011	$34,941	$7,024	$2,631	$0.27	$0.26
Third 2011	34,626	6,156	1,333	0.14	0.13
Second 2011	35,085	6,944	1,747	0.18	0.17
First 2011	28,644	4,583	1,049	0.11	0.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

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

IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2012, of our internal control over financial reporting, based on the framework entitled "Internal Controls - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that as of September 30, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission's rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

During the year ended September 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control systems

IEC's management does not expect that our disclosure controls and internal controls will prevent all errors and fraud. Because of inherent limitations in any such control system (e.g. faulty judgments, human error, information technology system error, or intentional circumvention), there can be no assurance that the objectives of a control system will be met under all circumstances. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The benefits of a control system also must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events. In summary, there can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected.

ITEM 9B. OTHER INFORMATION

2013 Management Incentive Plan for Executive Officers

On November 21, 2012, the independent members of the Board of Directors on recommendation of the Compensation Committee approved for the Chief Executive Officer, and the Compensation Committee approved for the other executive officers of the Company, the Management Incentive Plan (“MIP”) for fiscal 2013. The MIP provides for cash awards based upon the 2013 fiscal year performance of the Company. A description of the MIP is filed herewith as Exhibit 10.32 and is incorporated herein by reference.

2013 Long Term Incentive Plan for Executive Officers

On November 21, 2012, the independent members of the Board of Directors on recommendation of the Compensation Committee approved for the Chief Executive Officer, and the Compensation Committee approved for the other executive officers and certain other designated key employees of the Company, the Long Term Incentive Plan (“LTIP”) for fiscal 2013. The LTIP provides for awards of restricted stock under the Company’s 2010 Omnibus Incentive Compensation Plan based upon 2013 fiscal year performance of the Company. A description of the LTIP is filed herewith as Exhibit 10.33 and is incorporated herein by reference.

Change in Base Salaries Payable to Named Executive Officers

On November 21, 2012, the independent members of the Board of Directors on recommendation of the Compensation Committee approved for the Chief Executive Officer, and the Compensation Committee approved for the other executive officers, the following increases in the base salary payable to them: Mr. Gilbert’s salary is increased from $326,000 to $350,000, effective November 1, 2012; Mr. Schlarbaum’s salary is increased from $254,500 to $267,000, effective January 1, 2013; and Mr. Doody’s salary is increased from $207,600 to $228,000, effective January 1, 2013. No change was made in the amount payable to Insero & Co. CPAs, P.C., in respect of the services provided by Vincent A. Leo as chief financial officer of the Company.

Change in Compensatory Arrangements for Directors

On November 21, 2012, upon recommendation of the Compensation Committee the Board of Directors approved the following increases in the compensation payable to independent directors effective on the date of the Company’s 2013 annual meeting of stockholders: the annual cash retainer is increased from $24,000 to $32,000; the annual restricted stock grant, vesting over three years, is increased from a fair market value on the grant date of $20,000 to $25,000; and the additional cash retainer payable to committee chairs is increased from $4,000 to $8,000. In approving the increases, the Compensation Committee carefully considered the compensation paid to directors of the Company, including among others (i) the detailed report and recommendations of Grahall LLC, the compensation consultant retained by the Committee, (ii) the time required and responsibility in connection with service on the board given the increased size and activity of the Company, (iii) the Company’s performance and (iv) the market competitiveness peer group quartile in which director compensation falls compared to the peer group quartile in which compensation for the Company’s executives falls. A description of the additional director compensation is filed herewith as Exhibit 10.34 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors – Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors – Corporate Governance and Board Matters” contained in IEC’s definitive proxy statement issued in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated in this report by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement and is incorporated in this report by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set out below, the information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement and is incorporated in this report by reference thereto.

The table that follows sets forth information concerning IEC's equity compensation plans as of September 30, 2012. Under the 2001 Plan, which expired in December 2011, the following types of equity awards were made: stock options; restricted stock; share-based compensation for outside directors; and other stock-based awards. Although no further awards may be made under the 2001 Plan, shares may continue to be issued under it in order to satisfy awards made prior to the 2001 Plan’s expiration.

Under the 2010 Plan, which was approved by IEC’s stockholders in January 2011, the following types of awards may be made: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. All awards made since January 1, 2012 have been made under the 2010 Plan.

In addition to the above-named plans, IEC administers an employee stock purchase plan, which was approved by IEC’s stockholders in February 2012.

Equity Compensation Plan Information
	Number of Shares			Number of Shares
	to be Issued		Wgtd Average	Remaining Available
	Upon Exercise		Exercise Price	for Future Issuance
	of Outstanding		of Outstanding	Under Equity
	Options, Warrants		Options, Warrants	Compensation
Plan Category	and Rights		and Rights	Plans (ii)

Equity compensation plans:
Approved by stockholders	280,789	(i)	$3.82	1,860,542
Not approved by stockholders	-		-	-
Total	280,789		$3.82	1,860,542

(i) Represents shares issuable upon exercise of awards granted under the 2001 Plan, which was approved by IEC stockholders in February 2002 and terminated in December 2011, as well as awards granted under the 2010 Plan, which was approved by IEC stockholders in January 2011 and terminates in January 2021.

(ii) Excludes shares reflected in first column. Includes shares remaining available for issuance under the 2001 Plan and the 2010 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors – Corporate Governance and Board Matters – Director Independence” contained in the Proxy Statement and is incorporated in this report by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Ratification of Selection of the Company’s Independent Registered Public Accounting Firm” contained in the Proxy Statement and is for Fiscal 2013 incorporated in this report by reference thereto.

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

Exhibits

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located immediately following the signature page to this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2012

IEC Electronics Corp.

By:	/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, W. Barry Gilbert and Vincent A. Leo, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and	November 26, 2012
/s/ W. Barry Gilbert	Chairman of the Board
W. Barry Gilbert	(Principal executive officer and Director)
	Chief Financial Officer	November 26, 2012
/s/ Vincent A. Leo	(Principal financial and accounting officer)
Vincent A. Leo
	Director	November 26, 2012
/s/ Eben S. Moulton
Eben S. Moulton
	Director	November 26, 2012
/s/ James C. Rowe
James C. Rowe
	Director	November 26, 2012
/s/ Florence D. Hudson
Florence D. Hudson
	Director	November 26, 2012
/s/ Amy L. Tait
Amy L. Tait
	Director	November 26, 2012
/s/ Jerold L. Zimmerman
Jerold L. Zimmerman
	Director	November 26, 2012
/s/ Edward W. Kay, Jr.
Edward W. Kay, Jr.

IEC ELECTRONICS CORP.

Form 10-K for Year Ended September 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Title	Page

2.1	Agreement and Plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)

2.2	Stock Purchase Agreement, dated December 16, 2009, by and among IEC Electronics Corp, Crane International Holdings, Inc. and General Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

2.3	Asset Purchase Agreement dated December 17, 2010 by and among CSCB, Inc., Southern California Braiding Co., Inc., Leo P. McIntyre, Trustee of the Exemption Trust Created Under The McIntyre Family Trust dated October 4, 1993 as Amended and Restated in its Entirety dated July 12, 2005, Leo P. McIntyre, Trustee of the McIntyre Survivor's Trust, Restatement dated June 13, 2006, Created under the McIntyre Family Trust dated October 4, 1993, Leo P. McIntyre and Craig Pfefferman, and executed by IEC Electronics Corp. solely as guarantor of certain obligations thereunder (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2010)

2.4	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.2	Amended and Restated By-Laws of the Company as of October 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 7, 2010)

3.4	Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.5	Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. - Delaware (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

3.6	Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.7	Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998)

3.8	Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998 (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

4.1	Specimen of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)

10.1	Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2009)

10.2	Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

Exhibit No.	Title	Page

10.3	Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2010)

10.4	Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2010)

10.5	Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)

10.6*	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.7*	IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.8*	Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.9*	Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.10*	Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.11*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.12*	Form of Incentive Stock Option Agreement pursuant to 2010 Omnibus Incentive Compensation Plan

10.13*	Form of Employee Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan

10.14*	Form of Director Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan

10.15*	Separation Agreement between the Company and Michael Schlehr dated May 24, 2010 and Appendix A thereto (Independent Consulting Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.16*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)

10.17*	First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between the Company and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2010)

10.18*	Amended Salary Arrangement with Chief Executive Officer, effective November 1, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.19*	Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.20*	Agreement and Release dated December 27, 2011 between the Company and Susan E. Topel-Samek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011)

Exhibit No.	Title	Page

10.21*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.22*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Donald S. Doody (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.23*	IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.24*	IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.25*	Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.26*	May 25, 2012 Letter amending Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.27*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011)

10.28*	Summary of Management Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.29*	Summary of Long Term Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.30*	Summary of Supplemental Compensation for Independent Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.31*	Amended Salary Arrangement with Executive Officers

10.32*	Summary of 2013 Management Incentive Plan

10.33*	Summary of 2013 Long Term Incentive Plan

10.34*	Summary of Modifications to Compensation for Independent Directors

21.1	Subsidiaries of IEC Electronics Corp.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following items from this Annual Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

*Management contract or compensatory plan or arrangement

