Form 10-Q
period 2012-12-28
IEC ELECTRONICS CORP
filed 2013-02-08
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2012

or

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

Common Stock, $0.01 par value 10,043,090 shares as of February 4, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2012 and SEPTEMBER 30, 2012

(in thousands, except share and per share data)

	December 28,	September 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash	$2,778	$2,662
Accounts receivable, net of allowance	20,279	23,193
Inventories, net	21,898	19,348
Deferred income taxes	1,366	1,365
Other current assets	753	401
Total current assets	47,074	46,969

Fixed assets, net	17,318	17,120
Intangible assets, net	5,398	5,511
Goodwill	13,810	13,810
Deferred income taxes	5,392	5,433
Other assets	107	121
Total assets	$89,099	$88,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,380	$6,533
Accounts payable	12,360	15,697
Accrued payroll and related expenses	1,991	2,676
Other accrued expenses	755	946
Customer deposits	90	146
Total current liabilities	18,576	25,998

Long-term debt	28,227	21,104
Total liabilities	46,803	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,026,733 and 10,943,185 shares, respectively
Outstanding: 10,011,275 and 9,927,727 shares, respectively	110	109
Additional paid-in capital	43,269	43,075
Retained earnings	352	113
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	42,296	41,862
Total liabilities and stockholders' equity	$89,099	$88,964

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 28,	December 30,
	2012	2011

Net sales	$32,989	$33,859
Cost of sales	28,285	28,372
Gross profit	4,704	5,487
Selling and administrative expenses	4,046	4,533
Operating profit	658	954

Interest and financing expense	279	353
Other income	-	(902)
Income before provision for income taxes	379	1,503

Provision for income taxes	140	555
Net income	$239	$948

Net income per common and common equivalent share:
Basic	$0.02	$0.10
Diluted	0.02	0.09

Weighted average number of common and common equivalent shares outstanding:
Basic	9,647,210	9,645,942
Diluted	9,968,147	10,004,359

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			948		948
Stock-based compensation		135			135
Directors' fees paid in stock		11			11
Employee stock plan purchases		10			10

Balances, December 30, 2011	$108	$42,816	$(6,699)	$(1,435)	$34,790

Balances, September 30, 2012	$109	$43,075	$113	$(1,435)	$41,862

Net income			239		239
Stock-based compensation		157			157
Directors' fees paid in stock		5			5
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		8			8
Shares withheld for payment of taxes upon vesting of restricted stock		(29)			(29)
Employee stock plan purchases		54			54

Balances, December 28, 2012	$110	$43,269	$352	$(1,435)	$42,296

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; in thousands)

	Three Months Ended
	December 28,	December 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239	$948
Non-cash adjustments:
Stock-based compensation	157	135
Depreciation and amortization	1,140	1,015
Change in contingent consideration	-	(907)
Directors' fees paid in stock	5	11
Loss on sale of fixed assets	-	5
Reserve for doubtful accounts	36	107
Deferred tax expense	40	501
Changes in current assets and liabilities:
Accounts receivable	2,878	(123)
Inventories	(2,550)	(1,018)
Other current assets	(352)	(183)
Accounts payable	(3,337)	2,262
Accrued expenses	(876)	(178)
Customer deposits	(56)	(12)
Net cash flows from operating activities	(2,676)	2,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,211)	(1,242)
Proceeds from disposal of fixed assets	-	17
Net cash flows from investing activities	(1,211)	(1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	20,284	17,017
Repayments of revolving credit facility	(14,617)	(16,582)
Repayments under loan agreements and notes	(1,697)	(1,783)
Proceeds from exercise of stock options	8	-
Proceeds from employee stock plan purchases	54	10
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-
Net cash flows from financing activities	4,003	(1,338)

Net cash flows for the period	116	-
Cash and cash equivalents, beginning of period	2,662	-
Cash and cash equivalents, end of period	$2,778	$-

Supplemental cash flow information:
Interest paid	$241	$333
Income taxes paid	99	54

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

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”, as set forth in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters generally end on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque"); Southern California Braiding, Inc. (“SCB”) and DRTL. The Celmet unit operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 28, 2012 and December 30, 2011 have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY. In the fiscal year ended September 30, 2011, cash receipts and disbursements were used to repay or draw on IEC’s revolving credit facility and cash balances were de minimis.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC during fiscal 2012 or the first quarter of fiscal 2013.

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

Most of IEC's recorded goodwill relates to SCB, acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.  No goodwill impairment has been experienced to date by either unit.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings. No material charges for legal contingencies have been recorded by IEC during fiscal 2012 or the first quarter of fiscal 2013.

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

Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Material management revenue amounted to less than 5.0% of total revenue in fiscal 2012 and the first quarter of fiscal 2013.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant. For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value. Costs associated with stock awards are recorded over requisite service periods, generally the vesting period. If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved. The Company also has an employee stock purchase plan that provides for a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.

Income Taxes and Deferred Taxes

ASC 740 (Income Taxes) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both. Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards. Such deferred balances reflect tax rates that are scheduled to be in effect, based on currently enacted legislation, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized. An allowance is established for any deferred tax asset for which realization is not likely.

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

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period. Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSU’s”) and anticipated issuance through the employee stock purchase plan. Options, restricted stock and RSU’s are primarily held by management and certain employees. A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended
	December 28,	December 30,
Shares for EPS Calculation	2012	2011

Weighted average shares outstanding	9,647,210	9,645,942
Incremental shares	320,937	358,417

Diluted shares	9,968,147	10,004,359

Options excluded from diluted shares as the effect of including these shares would have been anti-dilutive	52,342	44,000

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business. Furthermore, certain covenants in the Company’s Third Amended and Restated Credit Facility Agreement with M&T restrict the Company from paying cash dividends. The Fourth Amended and Restated Credit Facility Agreement with M&T, as more fully described in Note 7 – Credit Facilities, modifies this restriction to allow dividend payments not to exceed a specified threshold.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates.

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

Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for interim or annual periods beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (“IFRS”). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC. The Company uses such inputs in valuing certain assets acquired in business combinations, and, since its adoption of this update, has provided additional information regarding the sensitivity of derived values to changes in the inputs related to future acquisitions.

FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as OCI and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. Accounting Standards Update 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” indefinitely defers the effective date of the requirement to reclassify adjustments from OCI to net income by component under ASU 2011-05 to allow time for reconsideration of these provisions.

FASB Accounting Standards Update 2011-08, "Testing Goodwill for Impairment," was issued in September 2011 to be effective for fiscal years beginning after December 15, 2011. Under existing GAAP, entities are periodically required to evaluate the carrying value of a unit's goodwill by first determining fair value of the unit, and then, if fair value is less than the unit's carrying value, by allocating such fair value to the unit's assets and liabilities. Under provisions of the update, entities are permitted, but not required, to precede calculation of a unit's fair value with a qualitative evaluation of the likelihood that fair value is less than carrying value. If the qualitative assessment leads to a conclusion that there is more than a 50 percent likelihood that fair value exceeds carrying value, no further testing is required. In the event of a less favorable assessment, the entity is required to proceed to the previously mentioned quantitative testing. As permitted by the update, the Company adopted its provisions in the fourth quarter of fiscal 2011.

Accounting Standards Update 2012-02, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” was issued July 27, 2012 and is effective for annual and interim fiscal years beginning after December 25, 2012. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The Company does not anticipate a significant impact upon adoption.

Accounting Standards Update 2012-04, “Technical Corrections and Improvements,” was issued October 2012 and for public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The amendments in this Update cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting. This Update is not intended to significantly change U.S. GAAP and the Company does not anticipate a significant impact upon adoption.

NOTE 2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$406	$305
Provision for doubtful accounts	36	107
Allowance, end of period	$442	$412

NOTE 3. INVENTORIES

A summary of inventory by category at period end follows:

	December 28,	September 30,
Inventories	2012	2012
	(thousands)
Raw materials	$12,489	$10,732
Work-in-process	9,419	8,215
Finished goods	1,495	1,661
Total inventories	23,403	20,608
Reserve for excess/obsolete inventory	(1,505)	(1,260)
Inventories, net	$21,898	$19,348

NOTE 4. FIXED ASSETS

A summary of fixed assets by category and accumulated depreciation at period end follows:

	December 28,	September 30,
Fixed Assets	2012	2012
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,852	9,852
Leasehold improvements	1,374	1,374
Machinery and equipment	23,449	23,085
Furniture and fixtures	5,451	5,444
Construction in progress	1,513	673
Total fixed assets, at cost	43,195	41,984
Accumulated depreciation	(25,877)	(24,864)
Fixed assets, net	$17,318	$17,120

Depreciation expense during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Depreciation Expense	2012	2011
	(thousands)

Depreciation expense	$1,013	$888

NOTE 5. INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in fiscal 2011 and Albuquerque in fiscal 2010.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

	December 28,	September 30,
Intangible Assets	2012	2012
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(962)	(849)
Intangible assets, net	$5,398	$5,511

Amortization expense during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Amortization Expense	2012	2011
	(thousands)

Intangible amortization expense	$113	$113

A summary of amortization expense for the next five years follows:

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending December 28,
2013	$452
2014	452
2015	452
2016	432
2017 and thereafter	3,610

NOTE 6. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the three months ended December 28, 2012.

NOTE 7. CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		Interest Rate		Balances
	Variable		December 28,	September 30,	December 28,	September 30,
Debt	Rate	Maturity	2012	2012	2012	2012
			(percents)		(thousands)
M&T borrowings:
Revolving credit facility	v	12/17/13	2.50	3.00	$12,255	$6,588
SCB term loan	v	12/17/15	2.75	3.25	12,000	13,000
Albuquerque term loan	v	12/16/14	2.75	3.25	2,000	2,250
Albuquerque mortgage loan	v	12/16/14	2.75	3.25	3,200	3,267
Celmet term loan	v	07/30/15	2.75	3.25	1,067	1,166
Equipment loans (2)	v	12/17/13	3.25	3.25	604	672
Equipment loan	f	06/03/13	2.85	2.93	62	108
Energy loan	f	04/02/13	2.08	2.08	13	23

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13	3.00	3.00	306	463
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					31,607	27,637
Less: current portion					(3,380)	(6,533)
Long-term debt					$28,227	$21,104

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“2010 Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. This 2010 Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; and eliminated a minimum threshold for variable interest tied to London interbank offered rate(“Libor”). The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement. Except as otherwise noted below, the revolving credit facility and term loan borrowings under the 2010 Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation (“EBITDARS”), as defined.

The 2010 Credit Agreement has been superseded and replaced by the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), described below.

The 2010 Credit Agreement was modified on November 17, 2011 by a letter agreement that extended the equipment line to December 17, 2013 and made all loans under such line due and payable no later than that date. The 2010 Credit Agreement required prepayments of term loans equal to 50% of excess cash flow for fiscal years ending after September 30, 2010 and the letter agreement changed that requirement to fiscal years ending after September 30, 2011.

Individual debt facilities provided under the 2010 Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At December 28, 2012, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $11.9 million and $13.1 million during the three month periods ended December 28, 2012 and December 30, 2011, respectively.

The Company incurs quarterly unused commitment fees approximating 0.375% of the excess of $20 million over average borrowings under the Revolver. Fees incurred amounted to $6 thousand and $8 thousand during the quarters ended December 28, 2012 and December 30, 2011, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

(f) Equipment Line of Credit: Up to $1.5 million, reduced by outstanding loans, is available through December 17, 2013. The line is available for purchases of capital equipment. Borrowings under the line are supported by individual notes that specify interest and principal repayment terms. The Company has the option to select whether the interest rate is fixed or variable. Equal payments of principal are being made over 48 months for two of the loans and over 60 months for one loan.

(g) Energy Loan (also referred to as the "NYSERDA” loan): $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal is being repaid in 60 equal monthly installments.

Borrowings under the 2010 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The 2010 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio as described in the table below.

Debt Covenant	Limit
Quarterly EBITDARS (000s)	Must be above $1,500
Total debt to EBITDARS	Must be below 3.00x
Fixed charge coverage ratio (a)	Must be above 1.25x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments for the remainder of the lease term ending June 2013 total $163 thousand.

Subsequent to the date of these financial statements, on January 18, 2013, the Company and M&T entered into the 2013 Credit Agreement. Many of the terms, conditions and covenants remain unchanged from the 2010 Credit Agreement. Although the financial covenants remain unchanged, the terms of the 2013 Credit Agreement provide that measurement of financial covenants will not occur until the end of the fiscal quarter ending in March 2013.

Significant modifications made in the 2013 Credit Agreement to the financing arrangements previously in effect under the 2010 Credit Agreement include:

•	Consolidation of all outstanding term debt, except the Albuquerque Mortgage Loan and the Energy Loan, and an $8,876,237 portion of outstanding loans under the Revolver, into two new and increased term loans, described below (“Term Loan A” and “Term Loan B”);
•	Creation of a new Term Loan A in the original principal amount of $10,000,000, bearing interest at the fixed rate of 3.98% per annum, payable in equal monthly principal payments of $92,593 each plus accrued interest, with a final maturity date of February 1, 2022;
•	Creation of a new Term Loan B in the original principal amount of $14,000,000, bearing interest at a variable rate equal to 2.50 percentage points above the LIBOR in effect from time to time, payable in equal monthly principal payments of $116,667 each plus accrued interest, with a final maturity date of February 1, 2023;
•	Extension of the maturity date of the Albuquerque Mortgage Loan from December 16, 2014 to February 1, 2018, with no change to the monthly principal payments of $22,222 each plus accrued interest;
•	Modification of the interest rate applicable to the Albuquerque Mortgage Loan from (i) a range on the applicable quarterly adjustment date of 2.50% to 3.75% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 2.00% to 3.25% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);
•	Continuation of the Revolver in the maximum available principal amount of the lesser of $20,000,000 or the amount available under the borrowing base (the formula for which, and interest rate surcharge applicable to optional over-base advances, remains unchanged), with an outstanding principal balance immediately after the closing of $3,656,140;
•	Extension of the maturity date of the Revolver from December 17, 2013 to January 18, 2016;
•	Modification of the interest rate applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 2.25% to 3.50% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 1.75% to 3.00% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);
•	Modification of the unused fee applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);
•	Elimination of mandatory prepayments based upon excess cash flow;
•	Continuation, unchanged, of existing covenants requiring minimum quarterly EBITDARS, a maximum Debt to EBITDARS ratio, and minimum Fixed Charge Coverage Ratio, all measured at the end of each quarter commencing with the quarter ending in March 2013;
•	Modification of the prohibition against dividends and stock repurchases to permit an aggregate maximum of $3,500,000 of such distributions prior to February 1, 2023 absent default at the time of the applicable payment; and
•	Continuation of other terms, conditions, covenants, guarantees and collateral substantially unchanged.

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T entered into an interest rate swap arrangement (“Swap Transaction”). The Swap Transaction is for a notional amount of $14,000,000 with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B. Pursuant to the interest rate swap, the Company’s one-month LIBOR rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B Spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%.

Other Credit Facilities

(h) Seller Notes: The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes payable to the sellers and totaling $3.8 million. These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments of $160 thousand, including interest. Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings.

(i) Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(thousands)
Twelve months ending December 28,
2013	$3,380
2014	2,778
2015	2,778
2016*	6,157
2017 and thereafter	16,514
$31,607

*Includes Revolver balance of $3,379 as of December 28, 2012.

NOTE 8. INCOME TAXES

Provision for income taxes during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Income Tax Provision	2012	2011
	(thousands)
Provision for income taxes	$140	$555

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

A summary of additions to and charges against IEC's warranty reserves during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Warranty Reserve	2012	2011
	(thousands)
Reserve, beginning of period	$388	$448
Provision	15	28
Warranty costs	(23)	(62)
Reserve, end of period	$380	$414

NOTE 10. STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting of the Stockholders. This plan replaces IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of grants: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. Awards are generally granted to certain members of management and employees, as well as directors. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock-based awards granted through December 2011, were made under the 2001 Plan. Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $157 thousand and $135 thousand in the quarters ended December 28, 2012 and December 30, 2011, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options follows:

	Three Months Ended
	December 28,	December 30,
Valuation of Options	2012	2011

Assumptions for Black-Scholes:
Risk-free interest rate	0.53%	1.16%
Expected term in years	4.0	4.9
Volatility	49%	51%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	50,000	10,000
Weighted average fair value per share	$2.65	$2.12
Fair value of options granted (000's)	$133	$21

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 28, 2012		December 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	280,789	$3.82	371,339	$3.32
Granted	50,000	6.91	10,000	5.30
Exercised	(1,750)	4.32	-
Forfeited	(14,500)	6.59	(9,700)	4.60
Expired	-		(5,000)	0.55
Outstanding, end of period	314,539	$4.18	366,639	$3.36

For options expected to vest
Number expected to vest	298,812	$4.18	348,307	$3.36
Weighted average remaining term, in years	4.2		4.2
Intrinsic value (000s)		$721		$486

For exercisable options
Number exercisable	131,789	$2.04	125,239	$1.59
Weighted average remaining term, in years	2.2		2.6
Intrinsic value (000s)		$599		$377

For non-exercisable options
Expense not yet recognized (000s)		$512		$297
Weighted average years to become exercisable	2.0		1.7

For options exercised
Intrinsic value (000s)		$4		$0

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Three Months Ended
	December 28, 2012		December 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Non-vested, beginning of period	157,150	$3.82	241,100	$4.32
Granted	50,000	6.91	10,000	5.30
Vested	(9,900)	4.81	(3,594)	3.56
Forfeited	(14,500)	6.59	(9,700)	4.60
Non-vested, end of period	182,750	$5.71	237,806	$4.33

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 28, 2012		December 30, 2011
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	339,939	$5.69	284,476	$5.76
Granted	69,493	6.91	0
Vested	(29,113)	4.17	(6,900)	3.49
Shares withheld for payment of taxes upon vesting of restricted stock	(4,441)	4.70
Forfeited	(4,200)	3.49	(8,400)	4.32
Outstanding, end of period	371,678	$6.07	269,176	$5.86

For non-vested shares
Expense not yet recognized (000s)		$1,293		$1,005
Weighted average remaining years for vesting		2.0		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$229		$35

Employee Stock Purchase Plan

The Company began administering an employee stock purchase plan that provides for a discounted stock purchase price on October 1, 2011. Employee contributions and compensation expense recognized under the plan in the three months ended December 28, 2012 were $25 thousand and $3 thousand, respectively.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members are granted common stock for certain services provided. During the quarters ended December 28, 2012 and December 30, 2011, board members were granted 730 and 2,050 shares of common stock, respectively. The Company recognized compensation expense related to Board members of $5 thousand and $11 thousand during the quarters ended December 28, 2012 and December 30, 2011, respectively.

NOTE 11. MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
	December 28,	December 30,
% of Sales by Sector	2012	2011

Military & Aerospace	57%	37%
Medical	20%	27%
Industrial	16%	22%
Communications & Other	7%	14%
	100%	100%

Two individual customers represented 10% or more of sales for the three months ended December 28, 2012.  For this period, one customer in the Industrial sector represented 13% of sales and one customer in the Medical sector represented 10% of sales. Two individual customers represented 10% or more of sales for the three months ended December 30, 2011. One customer in the Medical sector represented 25% of sales and one customer in the Industrial sector represented 18% of sales. There were no individual customers representing 10% or more of receivables at December 28, 2012. Two individual customers represented 10% or more of receivables and aggregated 31% of outstanding receivable balances at December 30, 2011.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history. Customers generally are not required to post collateral.

NOTE 12. LITIGATION

There are no material, pending legal proceedings that involve IEC, its subsidiaries or their properties. From time to time, the Company may be involved in legal actions in the ordinary course of its business. However, management does not believe that any such proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Contractual
Lease
Future Rental Obligations	Payments
(thousands)
Twelve months ending December 28,
2013	$728
2014	189
2015	9
2016	3

Rent expense during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Rent Expense	2012	2011
	(thousands)

Rent expense	$357	$329

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

NOTE 14. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $8 thousand during the three months ended December 28, 2012, and $9 thousand during the three months ended December 30, 2011. There were no other Company contributions to the plan during the two periods.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Overview

Since 2004, we have focused our efforts on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued growth. IEC is ISO 9001:2008 certified. Four of our units (IEC and Wire and Cable in Newark, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards.

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

Three Month Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	December 28,	December 30,
Income Statement Data	2012	2011
	(thousands)

Net sales	$32,989	$33,859
Gross profit	4,704	5,487
Selling and administrative expenses	4,046	4,533
Interest and financing expense	279	353
Other income	-	(902)
Income before provision for income taxes	379	1,503
Provision for income taxes	140	555
Net income	$239	$948

Revenue decreased in the first quarter of fiscal 2013 by 2.6% as compared to the first quarter of the prior fiscal year. Aggregate revenue decreases in the medical, industrial and communications & other market sectors of $8.3 million were partially offset by increased revenue in the military & aerospace market sector of $7.4 million. Revenue for the medical market sector decreased $2.5 million primarily due to decreased demand from a customer due to completion of a recall program partially offset by an increase in demand from another customer for an ongoing program. Revenue for the industrial market sector decreased $3.5 million primarily due to delayed demand from one of our customers and a strategic decision by another customer to dual source product to mitigate risk. Revenue for the communications and other market sector also decreased by $2.3 million primarily due to decreased demand from two customers, one of which is now producing a component part in house. Military & aerospace revenue increased $7.4 million due primarily to revenue related to new programs from existing customers, revenue from a new customer and releases in military funding. These increases were partially offset by a $1.0 million decrease in revenue from one of our aerospace customers that discontinued outsourcing a product to us and began to manufacture it in house as a result of its available capacity due to decreased demand by its end customer.

Our first fiscal quarter gross profit decreased $0.8 million to 14.3% of sales from 16.2% of sales in the first quarter of the prior fiscal year. Lower sales volume and unfavorable changes in product mix at some locations was partially offset by higher sales volume and favorable changes in product mix at others. Lower than anticipated sales volumes at some locations reduced leverage on fixed overhead costs. In addition, we anticipated higher revenue volumes and incurred higher indirect labor as a result.

Selling and administrative ("S&A") expense decreased $0.5 million to 12.3% of revenue in the first fiscal quarter of 2013, as compared to 13.4% in the same quarter of the prior fiscal year. $0.2 million of the decrease is severance to our former CFO in the first quarter of the prior fiscal year. The remainder of the decrease is due to lower payroll related costs, including bonus due to lower sales volumes.

Interest expense decreased to $279 thousand in the first fiscal quarter from $353 thousand in the same quarter of the prior fiscal year. The decrease is the result of reductions in our term debt and interest rates, partially offset by an increase in average revolving debt. Average borrowings in the most recent fiscal quarter were lower than the first quarter of the prior fiscal year due to the repayment of term loans partially offset by increased revolving debt. The weighted average interest rate on IEC's debt was 0.73% lower than in the first quarter of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 7 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

IEC utilizes the other income/expense category of the income statement for non-operating items such as acquisition costs and various gains and losses. There was no other income/expense for the first quarter of the current fiscal year. In the first quarter of the prior fiscal year, $0.9 million of additional income was recorded related to a reduction in contingent consideration.

A lower provision for income taxes in the first fiscal quarter of 2013 results mainly from a decrease in pretax income as compared to the first quarter of the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $11.9 million and $24.9 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. It is estimated that the federal and state NOLs will produce future tax benefits totaling $4.5 million.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $1.6 million in the three months ended December 28, 2012, compared to $1.8 million in three months ended December 30, 2011. The decrease was driven by a $0.7 million decrease in net income, as well as a $0.5 million lower add-back for deferred taxes. The decrease in cash flow from operations was partially offset by the absence of an add-back related to contingent consideration. The net change in current asset and liability accounts used $4.3 million of cash in the fiscal quarter ended December 28, 2012, compared to generating $0.7 million of cash for the fiscal quarter ended December 30, 2011. This is due to decreases in accounts receivable and accounts payable and an increase in inventory resulting from lower sales volume.

Investing activities utilized $1.2 million of cash flow in each of the fiscal quarters ended December 28, 2012 and December 30, 2011. Cash was used to purchase equipment to enhance productivity and facilitate growth.

For the three months ended December 28, 2012, bank funding of the revolving credit facility represented the majority of cash generated from financing activities. Cash was also used to pay term loans, mortgage loans and the revolving credit facility. During the quarter ended December 28, 2012, the Company’s net borrowings were $4.0 million, and for the quarter ended December 30, 2011, we repaid $1.3 million.

As of December 28, 2012, borrowings under the revolving credit facility (“Revolver”) amounted to $12.3 million, and the maximum available was $20.0 million. Borrowings on the Revolver in the first quarter were due to funding working capital changes discussed above. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Company's primary borrowing arrangement as of December 28, 2012 was provided in the Third Amended and Restated Credit Facility Agreement ("2010 Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented thereafter. Key provisions are more particularly described in Note 7 - Credit Facilities to the consolidated financial statements contained in this Quarterly Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. On January 18, 2013, the Company and M&T entered into a Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), key provisions of which also are described in Note 7 – Credit Facilities to the consolidated financial statements contained in this Quarterly Report. The terms of the 2013 Credit Agreement provide that measurement of financial covenants will not occur until the end of the fiscal quarter ending in March 2013. Such financial covenants remain unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2012 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2012. During the quarter ended December 28, 2012 there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1. Our Business and Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report for further information concerning recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. As of December 28, 2012, the Company had $31.6 million of debt, comprised of $31.1 million with variable interest rates and $0.5 million with fixed rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of December 28, 2012 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $311 thousand. As more fully described in Note 7 – Credit Facilities to the consolidated financial statement included in this Quarterly Report, after giving effect to the 2013 Credit Agreement and the Swap Transaction on January 18, 2013, the Company had $31.2 million of debt outstanding and had increased the portion of debt with effectively fixed rates of interest from $0.5 million to $24.4 million.

The Company is exposed to credit risk to the extent of non-performance by M&T under the 2013 Credit Agreement and the Swap Transaction. The bank's credit rating (reaffirmed A- by Fitch in December 2012) is monitored by the Company, and IEC expects that M&T will perform in accordance with the terms of the 2013 Agreement and the Swap Transaction.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

IEC's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 28, 2012, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended December 28, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer Purchase of Equity Securities
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 26, 2012	-	$-	-	-
October 27, 2012 – November 23, 2012	-	-	-	-
November 24, 2012 – December 28, 2012	4,441	6.65	-	-
Total	4,441	$6.65	-	-

(1) The reported periods conform to the Company’s fiscal calendar.

(2) The total number of shares purchased in the period consists of shares withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted under the 2001 Plan. Shares withheld are cancelled and are no longer deemed issued and outstanding.

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

IEC Electronics Corp.
(Registrant)

February 8, 2013	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

February 8, 2013	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended December 28, 2012

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Fourth Amended and Restated Credit Facility Agreement, dated January 18, 2013, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.2	ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.3	Schedule to ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.4	Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

