Form 10-K/A
period 2012-09-30
IEC ELECTRONICS CORP
filed 2013-07-03
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 12, 2012, there were 9,943,743 shares of common stock outstanding.

Documents incorporated by reference:

Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

References in this Annual Report on Form 10-K/A to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.

Background of the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2013, the Audit Committee of IEC’s Board of Directors concluded on April 25, 2013, that the Company’s previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “Fiscal 2012 Restated Periods”), and December 28, 2012 (“Q1-2013”) (together with the Fiscal 2012 Restated Periods, collectively, the “Restated Periods”), as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012, Q-3 2012 and Q1-2013 (collectively, the “Prior Financial Statements”), should no longer be relied upon because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, Southern California Braiding, Inc. This Form 10-K/A amends the Company’s Annual Report on Form 10-K for FY 2012, as originally filed with the SEC on November 26, 2012 (the “Original 10-K Filing”), and also includes the restated results for each of the interim quarterly Fiscal 2012 Restated Periods.

The Audit Committee conducted an independent review of the facts and circumstances giving rise to the restatement and concluded that it resulted from an error in accounting for work-in-process inventory. The error caused an understatement of Cost of Sales and corresponding overstatement of Gross Profit, Operating Profit, Income Before Provision for Income Taxes, Net Income and Net Income per basic and diluted share. The restated consolidated financial statements and information derived therefrom included in this Form 10-K/A reflect aggregate adjustments of $1.7 million for the Fiscal 2012 Restated Periods in Cost of Sales, Gross Profit, Operating Profit and Income Before Provision for Income Taxes to restated amounts of $118.7 million, $26.3 million, $10.5 million and $10.4 million, respectively, resulting in (i) a decrease of $0.6 million in Provision for Income Taxes to $3.7 million, (ii) a decrease of $1.1 million in Net Income to $6.7 million, (iii) a decrease of $0.11 in Net Income per basic share to $0.69 and (iv) a decrease of $0.11 in Net Income per diluted share to $0.67. Corresponding adjustments were made to the Inventory balances in the Company's Consolidated Balance Sheets for the respective periods.

In addition, the Company has determined that the above-described accounting error was not detected in a timely manner due to a material weakness in internal control over financial reporting. The material weakness, and the Company’s process for remediation thereof, are further described in Part II – Item 9A – Controls and Procedures of this Form 10-K/A.

Implementation of the Restatement

The restatement of the Prior Financial Statements has been implemented as follows. This Form 10-K/A restates all Fiscal 2012 Restated Periods presented herein, as applicable, to reflect correction of the error that resulted in an understatement of Cost of Sales and corresponding overstatement of Gross Profit, Operating Profit, Income Before Provision for Income Taxes, Net Income and Net Income per share. The annual adjustments made as a result of the restatement are more fully described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A. Such adjustments include the Company’s restated consolidated balance sheet as of September 30, 2012 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for FY 2012, and are reflected in the information derived therefrom contained in this Form 10-K/A. This Form 10-K/A also includes the impact of such adjustments on the unaudited quarterly financial information for each of the Fiscal 2012 Restated Periods in Note 18 of the Notes to the Consolidated Financial Statements included herein. In the prior fiscal year ended September 30, 2011 (“FY 2011”) the same error in accounting for work-in-process inventory was made, but did not have a material impact on the consolidated financial statements for FY 2011. The immaterial cumulative effect of such error is included in the restated results for the Q-1 2012 and in the results for the full FY 2012.

The Company’s previously filed Quarterly Reports on Form 10-Q for quarterly periods ended during FY 2012 have not been and will not be amended. Accordingly, the Company cautions investors that certain information in the Company’s Quarterly Reports on Form 10-Q for Q1-2012, Q2-2012 and Q-3 2012, specifically the consolidated financial statements contained in those reports and the information derived therefrom, should no longer be relied upon.

The Company is filing a Form 10-Q/A to amend its Quarterly Report for Q-1 2013. Comparative information in that Form 10-Q/A, as well as Quarterly Reports on Form 10-Q for quarterly periods ending after December 28, 2012, will reflect the restated results contained in this Form 10-K/A and the Form 10-Q/A.

Items Amended

This Form 10-K/A amends the Original 10-K Filing solely to reflect the restatements described above. The cover page and the following items, and no others, have been amended as a result of the restatement:

"Safe Harbor" Cautionary Statement

Part I, Item 1A, Risk Factors;

Part I, Item 3, Legal Proceedings;

Part II, Item 6, Selected Financial Data;

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and

Results of Operations;

Part II, Item 8, Financial Statements and Supplementary Data;

Part II, Item 9A, Controls and Procedures; and

Part IV, Item 15, Exhibits and Financial Statement Schedules.

Part II, Items 6, 7 and 8 and Part IV, Item 15 include not only information for the full FY 2012 but also for the interim quarterly periods of that year, and also include reconciliations of previously filed annual and quarterly financial information to the restated financial information.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. The certifications are filed as Exhibits 31.1, 31.2 and 32.1.

Except as required to reflect the effects of the restatement for the items set forth above, no additional modifications or updates have been made to the Original 10-K Filing. This Form10-K/A continues to speak as of the filing date of the Original 10-K Filing (or, in the case of the quarterly information reflected in this Form 10-K/A, as of the filing date of the applicable original Quarterly Report on Form 10-Q), and does not update any forward-looking statements included in the reports as originally filed or otherwise give effect to any subsequent events that may impact the FY 2012 interim consolidated financial statements or quarterly reports, or the FY2012 consolidated financial statements and annual report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in any of those reports. The disclosures made at the time of the Original 10-K Filing or the filing of the Quarterly Reports on Form 10-Q for Q1-2012, Q2-2012 and Q3-2012, that are not affected by the restatement and amended as described above, have not been modified from the Original 10-K filing.

3

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Additional risks and uncertainties resulting from the restatement of our financial statements included in this Annual Report on Form 10-K/A and in our Form 10-Q/A filed on or about the date hereof could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations, (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Exchange does not concur that the Company has regained compliance with the Exchange listing standards and the Company’s listing agreement, or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document.

All forward-looking statements included in this Report on Form-10-K/A are made only as of the date of the Original 10-K Filing. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we become aware of after the Original 10-K Filing. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we incorporate by reference into this Annual Report on Form-10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

FAILURE TO COMPLY WITH CURRENT AND FUTURE GOVERNMENTAL REGULATIONS COULD IMPAIR OUR OPERATIONS OR CAUSE US TO INCUR SIGNIFICANT EXPENSE. We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to conflict metals, employee occupational health and safety, and environmental and waste management regulations relating to the use, storage, discharge and disposal of hazardous materials used in our manufacturing process. To date, the cost to the Company of such compliance has not had a material impact on our business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production which could have a material adverse effect on our results of operations. While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance-related expenses.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, as discussed in greater detail in Item 9A of this Annual Report on Form 10-K/A, the Company has identified a material weakness in its Internal Controls resulting in restatement of its consolidated financial statements for fiscal 2012, related quarterly periods, and the first quarter of fiscal 2013. If our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

THE RESTATEMENT OF OUR FINANCIAL STATEMENTS COULD NEGATIVELY IMPACT OUR BUSINESS, REPUTATION AND FINANCIAL CONDITION. As discussed in the Explanatory Note above and in “Note 2 - Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, we have restated in this Form 10 K/A and in our Form 10 Q/A filed on or about the date hereof our consolidated financial statements for the Restated Periods to make corrections in those financial statements. The corrections relate to an error made in our accounting for work-in-process inventory at our subsidiary, SCB, as further discussed in Note 2. The restatement may, among others, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs. Although we have now completed the restatement, the Company is reporting to NYSE MKT under its formal plan to regain compliance and responding to an informal inquiry from the staff of the SEC, could be subject to additional shareholder, governmental, or other actions in connection with the restatement or matters related thereto (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO), and the restatement could result in the delisting of our stock from the NYSE MKT (the “Exchange”) if the Exchange does not concur that we have regained compliance with the Exchange listing standards and our listing agreement with the Exchange. Any such proceedings will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal, accounting, and other costs. In addition, the restatement could impair our reputation and could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements with those customers. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock prices and could cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations.

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

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT IMPACT THE OPERATION OF OUR BUSINESS. The agreements and instruments governing our secured bank credit facility with M&T Bank (“Credit Facility”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of minimum earnings before interest, taxes, depreciation, amortization, rent payments and stock compensation expense (“EBITDARS”), limits on the ratio of debt to EBITDARS, and maintenance of a fixed charge coverage ratio (collectively, “Financial Covenants”). The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to:

•	incur debt

•	incur or maintain liens

•	make acquisitions of businesses or entities

•	make investments, loans or advances

•	enter into guarantee agreements

•	engage in mergers, consolidations or certain sales of assets

•	engage in transactions with affiliates

•	pay dividends or engage in stock redemptions or repurchases

•	make capital expenditures

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

In connection with the restatement of our financial statements described above in “The Restatement Of Our Financial Statements Could Negatively Impact Our Business, Reputation and Financial Condition “ (the “Restatement Risk Factor”), M&T Bank waived the defaults under the Credit Facility caused by (i) our failure to provide financial statements in accordance with generally accepted accounting principles for fiscal 2012, the quarterly periods during fiscal 2012, and the first fiscal quarter of 2013, (ii) our non-compliance with Financial Covenants for the fiscal quarter ended March 29, 2013, and (iii) our failure to timely deliver the financial statements for the fiscal quarter ended March 29, 2013 provided that such financial statements are delivered on or before July 15, 2013. M&T Bank also amended the Financial Covenants for measurement periods starting with the fiscal quarter ending June 28, 2013. While we are currently in compliance with all of our debt covenants, our failure to comply in the future could result in an acceleration of our primary indebtedness and cross-defaults under subordinate indebtedness, causing a material adverse effect on our financial condition including, if M&T Bank chooses to exercise its remedies, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by matters described in the Restatement Risk Factor as well as events beyond our control, including prevailing economic, financial and industry conditions.

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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL. Our common stock is traded on the NYSE MKT. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, governmental regulations, litigation and/or regulatory investigations and other proceedings, fluctuations in quarterly operating results, or general conditions in the EMS industry and economy in general.

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

ITEM 3. LEGAL PROCEEDINGS

As discussed in the Explanatory Note to this Form 10-K/A, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is reporting to NYSE MKT under its formal plan to regain compliance, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages). From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

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

IEC's closing price on the NYSE MKT on November 12, 2012, was $6.82 per share.

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

(d)	Issuance of Unregistered Securities

None

(e)	Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2012.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended September 30,
(amounts in thousands,	2012	2011	2010	2009	2008
except per share)	(restated)	(a)	(b)		(c)

Net sales	$144,963	$133,296	$96,674	$67,811	$51,092
Gross profit	26,306	25,757	16,263	10,826	6,217
Operating profit	10,541	10,389	7,687	4,820	2,392
Income before provision for income taxes	10,364	9,816	7,055	4,718	1,634
Provision (benefit) for income taxes	3,670	3,056	2,400	(238)	(8,843)
Net income	$6,694	$6,760	$4,655	$4,956	$10,477

Gross profit as a % of sales	18.1%	19.3%	16.8%	16.0%	12.2%
Operating profit as % of sales	7.3%	7.8%	8.0%	7.1%	4.7%

Income before provision for income taxes, per share:
Basic	$1.07	$1.04	0.78	$0.54	$0.19
Diluted	1.04	0.98	0.73	0.49	0.18
Net income per share: (d)
Basic	$0.69	$0.71	0.52	$0.57	$1.22
Diluted	0.67	0.68	0.48	0.52	1.12

Common and common equivalent shares:
Basic	9,663.9	9,461.2	8,990.2	8,728.9	8,553.6
Diluted	9,969.1	9,967.7	9,608.2	9,553.5	9,337.1

Working capital	$19,320	$17,292	$17,712	$11,390	$9,246
Total assets (e)	87,898	85,820	55,682	34,469	34,184
Long-term debt (f)	21,104	28,213	15,999	6,600	8,910
Stockholders' equity	40,796	33,686	25,419	20,254	15,976

(a)	IEC acquired the assets of Southern California Braiding Company, Inc. on December 17, 2010.
(b)	IEC acquired General Technology Corporation (now IEC-Albuquerque) on December 16, 2009, and purchased the assets of Celmet Co., Inc. on July 30, 2010.
(c)	IEC acquired Val-U-Tech Corp. (now IEC Wire and Cable) on May 30, 2008.
(d)	In 2008-2009, net income per share included the favorable effects of reductions in IEC's deferred tax valuation allowance.
(e)	Customer deposits for 2008 were originally reported as inventory reserves, but have been reclassified to current liabilities.
(f)	Excluding current portion.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion & Analysis should be read in conjunction with the accompanying Consolidated Financial Statements, the related Notes and the five-year summary of Selected Consolidated Financial Data. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K/A and the risk factors identified in Item 1A.

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

Three Months Ended September 30, 2012 and 2011 (Fourth Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	September 30,	September 30,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$37,062	$34,941
Gross profit	6,174	7,024
Selling and administrative expenses	3,579	4,544
Interest and financing expense	297	387
Other (income)/expense	1	(1,162)
Income before provision for income taxes	2,297	3,255
Provision for income taxes	711	624
Net income	$1,586	$2,631

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

Our fourth fiscal quarter gross profit decreased by $0.9 million, or 12.1% from the fourth quarter of the prior fiscal year. The gross profit as a percentage of sales decreased from 20.1% of revenue in the fourth quarter of the prior fiscal year to 16.7% in the fourth fiscal quarter of this year. The decrease was primarily due to increased revenue, offset by unfavorable changes in product mix compared to the same quarter in the prior fiscal year.

Selling and administrative (“S&A”) expenses decreased $1.0 million to 9.7% of revenue in the fourth fiscal quarter of 2012, as compared to 13.0% in the same fiscal quarter of the prior year. The decrease is primarily due to decreased payroll and bonus costs.

Interest expense decreased to $0.3 million in the quarter ended September 30, 2012 from $0.4 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a $11.2 million decrease in average borrowings. Borrowings were significantly higher in the fourth quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). The weighted average interest rate on IEC's debt decreased from 3.47% for the quarter ended September 30, 2011 to 3.19% for the quarter ended September 30, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to our goals of managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. Compared to the prior year’s fourth fiscal quarter, net other income decreased by $1.2 million due to a gain on contingent consideration recorded in the prior fiscal year.

Income tax expense increased by $0.1 million for the fiscal quarter ended September 30, 2012 from 19.2% to 31.0% of pre-tax net income compared to the same quarter in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $16.7 million and $25.0 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Full Year Ended September 30, 2012 and 2011

A summary of selected income statement amounts for the fiscal years ended follows:

	Years Ended
	September 30,	September 30,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$144,963	$133,296
Gross profit	26,306	25,757
Selling and administrative expenses	15,765	15,368
Interest and financing expense	1,227	1,601
Other (income)/expense	(1,050)	(1,028)
Income before provision for income taxes	10,364	9,816
Provision for income taxes	3,670	3,056
Net income	$6,694	$6,760

Revenue increased for fiscal 2012 compared to the prior fiscal year by $11.7 million or 8.8%. Our SCB acquisition accounted for approximately $3.3 million of the increase, while continuing operations increased $8.4 million or 7.2%. IEC’s organic sales increase resulted primarily from the industrial, medical, communications and other market sectors partially offset by a decrease in the military/aerospace market sector. Revenue from the industrial market sector increased $12.5 million or 51.8% compared to the prior fiscal year. One of our existing customers provided the majority of the increase in the industrial sector. The two primary reasons for increased revenue from this customer were the award of a new contract previously held by a competitor, and increased volume from existing contracts. The increase in revenue over the prior fiscal year for the medical sector was $2.5 million or 8.7% and is due primarily to new customers. The communications and other market sector increased $1.9 million or 15.4% over the prior fiscal year, primarily due to new contracts from existing customers. These increases were partially offset by a decrease of $5.3 million or 7.8% in the military/aerospace market caused by continued delays in military funding. Such delays continued to impact two of our locations in particular, where revenue decreased from the prior fiscal year, however another of our locations began to experience some strengthening in the military/aerospace market. At this location, military revenue increased compared to the prior fiscal year, partially offset by a decrease in aerospace revenue.

Gross profit increased by 2.1% to $26.3 million for fiscal 2012 from $25.8 million for the prior fiscal year. The increase was primarily due to increased revenue compared to the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

S&A expense increased $0.4 million to $15.8 million or 10.9% of revenue in fiscal 2012 compared to $15.4 million or 11.5% of revenue in the prior fiscal year. The majority of this is due to experiencing a full year of S&A expense for SCB, as well as the higher cost structure SCB experiences. In addition, there were several insignificant offsetting changes in various other expenses. These included the impact of changes made to realign administrative positions within the Company, such as adding, removing and adjusting positions in the organization.

Interest expense decreased $0.4 million in the fiscal year ended September 30, 2012 from the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as lower average interest rates. Average borrowings for the fiscal year ending September 30, 2012 were approximately $12.6 million lower than for the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The prior fiscal year included incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS. The weighted average interest rate on IEC's debt decreased from 4.85% in the fiscal year ended September 30, 2011 to 3.25% in the fiscal year ending September 30, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to our goals of managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

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

Income tax expense increased by $0.6 million for the twelve months ended September 30, 2012, and increased from 31.1% to 35.4% of pre-tax net income compared to the same period in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $16.7 million and $25.0 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. They are not available to offset state taxable income earned by IEC's operations in New Mexico and California.

Liquidity and Capital Resources (Full Year Ended September 30, 2012 and 2011)

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $16.1 million in the fiscal year ended September 30, 2012, compared to $13.4 million in fiscal 2011. The increase was driven by add-backs for non-cash expenses such as depreciation, contingent consideration and deferred taxes. The net change in current asset and liability accounts used $3.1 million and $0.6 million of cash in fiscal 2012 and 2011, respectively.

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

The Company's primary borrowing arrangement is contained in the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. The Credit Agreement contains a borrowing base as well as various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants on September 30, 2012 and September 30, 2011, as summarized in a table below. EBITDARS, a non-GAAP financial measure, is reconciled to net income, the most directly comparable GAAP financial measure below. As a result of the restatement as described in Note 2 - Restatement of Consolidated Financial Statements, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

		Calculated Amount At
		September 30,		September 30,
Debt Covenant	Limit	2012		2011
		(restated)

Quarterly EBITDARS (000s)	Minimum $1,500	$4,033		$4,906
Total debt to EBITDARS	Maximum 3.25x	1.65	x	2.08	x
Fixed charge coverage ratio (a)	Minimum 1.25x	2.00	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(thousands)		(thousands)
	(restated)		(restated)

Net income	$1,586	$2,631	$6,694	$6,760
Provision for income tax	711	624	3,670	3,056
Depreciation and amortization expense	1,119	1,054	4,297	3,257
Interest and financing expense	297	387	1,227	1,601
Rent expense (M&T sale-leaseback)	97	65	389	388
Non-cash stock compensation	223	145	595	489
EBITDARS	$4,033	$4,906	$16,872	$15,551

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

The Company defines EBITDARS as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. The Company presents EBITDARS because certain covenants in the Company’s credit facilities are tied to that measure. The Company also views EBITDARS as a useful measure of operating performance given the Company’s strong operating margins and large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which the Company assesses its liquidity position and performance and (ii) the Company believes that investors will find the data useful in assessing its ability to service and/or incur indebtedness. The Company believes that EBITDARS, when considered with both the Company’s GAAP results and the reconciliation to operating income, provides a more complete understanding of the Company’s business than could be obtained absent this disclosure.

Three Months Ended June 29, 2012 and July 1, 2011 (Third Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three months ended
	June 29,	July 1,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$36,022	$34,626
Gross profit	6,852	6,570
Selling and administrative expenses	3,879	3,947
Interest and financing expense	285	491
Other (income)/expense	(201)	4
Income before provision for income taxes	2,889	2,128
Provision for income taxes	1,046	795
Net income	$1,843	$1,333

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

Our third fiscal quarter gross profit increased $0.3 million and remained at 19.0% of revenue in the third quarters of both the prior fiscal year and fiscal 2012. The increase was primarily due to increased revenue compared to the same quarter in the prior fiscal year, as well as favorable changes in product mix, which caused a decrease in material costs.

S&A expenses decreased $0.1 million to 10.8% of revenue in the third quarter of fiscal 2012, as compared to 11.4% in the same fiscal quarter of the prior year. The decrease is primarily due to decreased commission expense.

Interest expense decreased to $0.3 million in the quarter ended June 29, 2012 from $0.5 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a $14.7 million decrease in average borrowings. Borrowings were significantly higher in the third quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS. Interest rates were determined based on the ratio as originally reported for the three months ended June 29, 2012. The weighted average interest rate on IEC's debt decreased from 3.62% for the quarter ended July 1, 2011 to 3.19% in the quarter ended June 29, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items. In the fiscal quarter ended June 29, 2012, net other income was $0.2 million primarily due to a gain on contingent consideration recognized upon settlement of the SCB escrow account. There was less than $0.1 million of net other expense in the same quarter of the prior fiscal year.

Income tax expense increased by $0.3 million for the fiscal quarter ended June 29, 2012, and increased slightly as a percent of pre-tax net income compared to the same quarter in the prior fiscal year.

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

Nine Months Ended June 29, 2012 and July 1, 2011

A summary of selected income statement amounts for the nine months ended follows:

	Nine months ended
	June 29,	July 1,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$107,900	$98,355
Gross profit	20,133	18,735
Selling and administrative expenses	12,185	10,826
Interest and financing expense	930	1,214
Other (income)/expense	(1,050)	134
Income before provision for income taxes	8,068	6,561
Provision for income taxes	2,960	2,432
Net income	$5,108	$4,129

Revenue increased for the first nine months of fiscal 2012 compared to the same period in 2011 by $9.5 million or 9.7%. Our SCB acquisition accounts for approximately $1.4 million of the increase, while continuing operations increased $8.1 million or 8.3%. IEC’s organic sales increase resulted primarily from the industrial, medical, communications and other market sectors partially offset by a decrease in the military/aerospace market sector. Revenue from the industrial market sector increased $10.5 million or 57.6% compared to the same period in the prior fiscal year. One of our existing customers provided the majority of the increase in the industrial sector. The two primary reasons for increased revenue from this customer were the award of a new contract previously held by a competitor, and increased volume from existing contracts. The increase in revenue from the same period in the prior fiscal year for the medical sector was $3.5 million or 17.5% and is due primarily to increased volume from one of our larger customers. The communications and other market sector increased $3.7 million or 43.8% over the same period in the prior fiscal year, primarily due to new contracts from existing customers. These increases were partially offset by a decrease of $8.2 million or 16.0% in the military/aerospace market caused by continued delays in military funding. Such delays continued to impact one of our locations in particular, where revenue decreased from the same period in the prior fiscal year, however another of our locations began to experience some strengthening in the military/aerospace market in the third quarter of the current fiscal year. At this location, military revenue increased compared to the first nine months of the prior fiscal year, partially offset by a decrease in aerospace revenue.

Gross profit increased to $20.1 million for the first nine months of fiscal 2012 from $18.7 million in the same period of the prior fiscal year and decreased slightly as a percent of revenue. The increase was primarily due to increased revenue compared to the same period in the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

Selling and administrative (“S&A”) expense increased $1.4 million to $12.2 million or 11.3% of revenue in the first nine months of fiscal 2012 compared to $10.8 million or 11.0% in the first nine months of the prior fiscal year. The majority of this is due to experiencing a full nine months of S&A expense for SCB as well as the higher cost structure SCB experiences. In addition, there were several insignificant offsetting changes in various other expenses. These included the impact of changes made to realign administrative positions within the company, such as adding, removing and adjusting positions in the organization.

Interest expense decreased $0.3 million in the nine months ended June 29, 2012 from the same period of the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as lower average interest rates. Average borrowings for the first nine months of fiscal 2012 were approximately $6.7 million lower than in the same period of the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The first nine months of the prior fiscal year included incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). Interest rates for the nine months ended June 9, 2012 were determined based on the ratio as originally reported. The weighted average interest rate on IEC's debt decreased 0.43% from 3.70% in the nine months ended July 1, 2011 to 3.27% in the nine months ended June 29, 2012 due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

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

Income tax expense increased by $0.5 million for the nine months ended June 29, 2012, however remained relatively consistent as a percent of pre-tax net income compared to the same period in the prior fiscal year.

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

Liquidity and Capital Resources (Nine Months Ended June 29, 2012 and July 1, 2011)

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $12.9 million in the nine months ended June 29, 2012, compared to $8.7 million in the nine months ended July 1, 2011. The increase is primarily the result of higher net income of $1.0 million, increased depreciation and amortization, and deferred tax expense, as well as $1.1 million of "other income" attributable to contingent consideration during the nine months ended June 29, 2012. The net change in current asset and liability accounts used $6.0 million of cash in the nine month period ended June 29, 2012, mainly due to higher receivables and inventories, partially offset by an increase in payables. In the prior fiscal year to date period, $5.5 million of cash was primarily utilized to fund the higher receivable and inventory levels.

Investing activities utilized $2.4 million of cash flow in the nine months ended June 29, 2012, compared to $29.9 million in the first nine months of the prior fiscal year. In last year's fiscal period, we acquired SCB for $24.8 million in cash plus common stock, as well as $4.2 million of fixed assets, while in the current period we invested $2.5 million in equipment.

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

The Company's primary borrowing arrangement is provided pursuant to the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. Key provisions are described in Note 10 - Credit Facilities to the consolidated financial statements contained in this Annual Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at June 29, 2012 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		June 29,		September 30,
Debt Covenant	Limit	2012		2011
		(restated)

Quarterly EBITDARS (000s)	Must be above $1,500	$4,686		$4,906
Total debt to EBITDARS	Must be below 3.25x	1.76	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.17	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	June 29,	September 30,
	2012	2011
	(thousands)
	(restated)

Net Income	$1,843	$2,631
Provision for Income Tax	1,046	624
Depreciation and Amortization Expense	1,107	1,054
Net Interest Expense	285	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	105	145
EBITDARS	$4,483	$4,906

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

The Company defines EBITDARS as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. The Company presents EBITDARS because certain covenants in the Company’s credit facilities are tied to that measure. The Company also views EBITDARS as a useful measure of operating performance given the Company’s strong operating margins and large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which the Company assesses its liquidity position and performance and (ii) the Company believes that investors will find the data useful in assessing its ability to service and/or incur indebtedness. The Company believes that EBITDARS, when considered with both the Company’s GAAP results and the reconciliation to operating income, provides a more complete understanding of the Company’s business than could be obtained absent this disclosure.

Three Months Ended March 30, 2012 and April 1, 2011 (Second Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three months ended
	March 30,	April 1,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$38,020	$35,085
Gross profit	8,083	7,361
Selling and administrative expenses	3,770	4,038
Interest and financing expense	292	480
Other (income)/expense	58	115
Income before provision for income taxes	3,963	2,728
Provision for income taxes	1,465	981
Net income	$2,498	$1,747

Revenue increased in the second quarter of fiscal 2012 by $2.9 million or 8.4% as compared to the second quarter of the prior fiscal year. Revenue growth during the quarter was organic and primarily attributable to a $5.0 million increase in the industrial/communications sector, partially offset by a $2.1 million decrease in the military/aerospace market. The increase in the industrial/communications sector is primarily due to a new contract from an existing customer. The decrease in the military/aerospace market is caused by continued delays in military funding. Such delays impacted two of our locations in particular, where revenue during this fiscal quarter did not meet anticipated levels. We anticipated the impact of the weakness in the military/aerospace market and expect some strengthening in this market sector during the second half of our fiscal year.

Our second fiscal quarter gross profit increased $0.7 million from 21.0% of sales in the second quarter of the prior fiscal year to 21.3% in the second quarter of this fiscal year. The increase was primarily due to increased revenue compared to the same quarter in the prior fiscal year, as well as favorable changes in product mix.

S&A expenses decreased $0.3 million to 9.9% of revenue in the second quarter of fiscal 2012, as compared to 11.5% in the same quarter of the prior fiscal year. The decrease is primarily due to reduced incentive compensation expense in the second quarter of the current fiscal year, due to a revised incentive compensation estimate based on year to date operating results.

Interest expense decreased to $0.3 million in the quarter ended March 30, 2012 from $0.5 million in the same quarter of the prior fiscal year. The decrease is primarily the result of a decrease in average borrowings of $14.0 million. Borrowings were significantly higher in the second quarter of the prior fiscal year due to incremental borrowing of $20.0 million to fund the SCB acquisition in December 2010. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS. Interest rates were determined based on the ratio as originally reported for the three months ended March 30, 2012. The weighted average interest rate on IEC's debt was 0.53% lower in the second quarter of the current fiscal year than the same quarter of the prior fiscal year due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items such as acquisition costs and various gains and losses. In the fiscal quarter ended March 30, 2012, net other expense was less than $0.1 million compared to $0.1 million for the same quarter in the prior fiscal year which includes acquisition-related legal, accounting, valuation and travel expenses.

Income tax expense increased by $0.5 million for the fiscal quarter ended March 30, 2012, and increased slightly as a percent of pre-tax net income compared to the same quarter in the prior fiscal year.

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

Six Months Ended March 30, 2012 and April 1, 2011

A summary of selected income statement amounts for the six months ended follows:

	Six months ended
	March 30,	April 1,
Income Statement Data	2012	2011
	(thousands)
	(restated)

Net sales	$71,878	$63,729
Gross profit	13,281	12,165
Selling and administrative expenses	8,307	6,879
Interest and financing expense	644	723
Other (income)/expense	(849)	130
Income before provision for income taxes	5,179	4,433
Provision for income taxes	1,913	1,637
Net income	$3,266	$2,796

Revenue increased for the first six months of fiscal 2012 compared to the same period in 2011 by $8.1 million or 12.8%. Our SCB acquisition accounts for approximately $1.4 million of the increase, while continuing operations increased $6.7 million or 10.6%. IEC’s organic sales increase resulted primarily from increases in both the industrial/communications and medical/other market sectors partially offset by a decrease in military/aerospace. Revenue from the industrial/communications market sector increased $6.2 million or 36.4% compared to the same period in the prior fiscal year. This increase is primarily due to a new contract from an existing customer. The increase in revenue from the same period in the prior fiscal year for the medical/other sector was $5.0 million or 39.8% and is due primarily to increased volume from one of our larger customers. These increases were partially offset by a decrease of $3.1 million or 9.2% in the military/aerospace market caused by continued delays in military funding. Such delays impacted two of our locations in particular, where revenue during the first six months of this fiscal year did not meet anticipated levels. We anticipated the impact of the weakness in the military/aerospace market and expect some strengthening in this market sector during the second half of our fiscal year.

Our first-half gross profit increased to $13.3 million from $12.2 million in the prior fiscal year and decreased slightly as a percent of revenue. The increase was primarily due to increased revenue compared to the same period in the prior fiscal year as well as changes in product mix and improvements in purchasing and inventory management.

Selling and administrative (“S&A”) expense increased $1.4 million to $8.3 million or 11.6% of revenue in the first six months of fiscal 2012 compared to $6.9 million or 10.8% in the first six months of the prior fiscal year. $1.2 million of the increase is due to experiencing a full six months of S&A expense for SCB as well as the higher cost structure SCB experiences. $0.2 million of the increase is severance to our former CFO. Additional S&A expense increases were due to salaries for certain positions added to execute the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.

Interest expense decreased $0.1 million in the six months ended March 30, 2012 from the same period of the prior fiscal year. The decrease is the result of a decrease in average borrowings as well as interest rate. Average borrowings for the first six months of fiscal 2012 were approximately $4.0 million lower than in the same period of the prior fiscal year. This reduction is primarily due to repayment of debt including the revolving credit facility, which was made possible by increased operating cash flow. The first six months of the prior fiscal year include incremental borrowing of $20.0 million to fund the SCB acquisition. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). Interest rates were determined based on the ratio as originally reported for the six months ended March 30, 2012. The weighted average interest rate on IEC's debt was 0.53% lower than in the first six months of the prior fiscal year due to improvement in this ratio. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

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

Liquidity and Capital Resources (Six Months Ended March 30, 2012 and April 1, 2011)

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $6.8 million in the six months ended March 30, 2012, compared to $5.9 million in the six months ended April 1, 2011. The increase is primarily the result of higher net income of $0.5 million, increased depreciation and amortization and deferred tax expense, partially offset by $0.9 million of "other income" attributable to contingent consideration not yet received as of March 30, 2012. The net change in current asset and liability accounts used $1.2 million of cash in the six month period ended March 30, 2012, mainly due to higher receivables and inventories, partially offset by an increase in payables. In the prior fiscal period, $4.8 million of cash was primarily utilized to fund the higher receivable and inventory levels associated with our growing business, partially offset by increased payables and customer deposits.

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

The Company's primary borrowing arrangement is provided pursuant to the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. Key provisions are more particularly described in Note 10 - Credit Facilities to the consolidated financial statements contained in this Annual Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at March 30, 2012 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		March 30,		September 30,
Debt Covenant	Limit	2012		2011
		(restated)

Quarterly EBITDARS (000s)	Must be above $1,500	$5,540		$4,906
Total debt to EBITDARS	Must be below 3.25x	1.87	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	2.09	x	2.07	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three months ended
	March 30,	September 30,
	2012	2011
	(thousands)
	(restated)

Net Income	$2,498	$2,631
Provision for Income Tax	1,465	624
Depreciation & Amortization Expense	1,055	1,054
Net Interest Expense	292	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	133	145
EBITDARS	$5,540	$4,906

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

The Company defines EBITDARS as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. The Company presents EBITDARS because certain covenants in the Company’s credit facilities are tied to that measure. The Company also views EBITDARS as a useful measure of operating performance given the Company’s strong operating margins and large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which the Company assesses its liquidity position and performance and (ii) the Company believes that investors will find the data useful in assessing its ability to service and/or incur indebtedness. The Company believes that EBITDARS, when considered with both the Company’s GAAP results and the reconciliation to operating income, provides a more complete understanding of the Company’s business than could be obtained absent this disclosure.

Three Months Ended December 30, 2011 and December 31, 2010 (First Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three months ended
	December 30,	December 31,
Income Statement Data	2011	2010
	(thousands)
	(restated)

Net sales	$33,859	$28,644
Gross profit	5,199	4,804
Selling & administrative expenses	4,533	2,841
Interest & financing expense	353	244
Other (income) expense	(902)	13
Income before provision for income taxes	1,215	1,706
Provision for income taxes	449	657
Net income	$766	$1,049

Revenue increased in the first quarter of fiscal 2012 by 18% as compared to the first quarter of the prior fiscal year. 12% of the growth was organic, with the remaining 6.0% representing a full quarter of SCB operations compared to two weeks in the first fiscal quarter of the prior year. Organic revenue growth was primarily due to increases of $4.3 million in the medical market sector and $3.4 million in the industrial and communications sector. These increases were partially offset by a decrease of $4.4 million in the military and aerospace market caused by continued delays in military funding. Such delays impacted one of our locations in particular, where revenue during this fiscal quarter did not meet anticipated levels. Our business supporting the medical equipment sector nearly doubled from $5.0 million in the first fiscal quarter of the prior year, and now represents 28% of sales in the first fiscal quarter of this year, compared to 17% in the first fiscal quarter of the prior year.

Our first fiscal quarter gross profit increased slightly compared to the first quarter of the prior fiscal year, primarily due to lower sales volume and unfavorable changes in product mix at some locations partially offset by favorable changes in product mix at others. We further expect operating results to be impacted by weakness in the military and aerospace market due to delayed government funding. We anticipate strengthening in this market sector during the second half of our fiscal year.

Selling and administrative ("S&A") expenses increased $1.7 million to 13.4% of revenue in the first quarter of fiscal 2012, as compared to 9.9% in the same quarter of the prior fiscal year. $0.9 million of the increase is due to experiencing a full quarter of S&A expense for SCB as well as the higher cost structure SCB experiences. $0.2 million of the increase is severance to our former CFO. Additional S&A expense increases were due to salaries for certain positions added to execute the Company’s growth strategies and cost increases associated with IEC's health insurance program for employees.

Interest expense increased to $353 thousand in the quarter ended December 30, 2011 from $244 thousand in the same quarter of the prior year. The increase is the result of incremental borrowing to fund the SCB acquisition, partially offset by reductions in our other term and revolving debt as well as interest rates. Average borrowings in the most recent fiscal quarter were higher than the first fiscal quarter of the prior year, primarily due to the SCB term loan borrowing which occurred in December 2010. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). Interest rates were determined based on the ratio as originally reported for the three months ended December 31, 2010. The weighted average interest rate on IEC's debt, however was 0.32% lower than in the first quarter of the prior fiscal year. With respect to ongoing operations, we are committed to managing working capital, maximizing positive cash flow and reducing the level of debt and corresponding interest expense. Detailed information regarding our borrowings is provided in Note 10 - Credit Facilities to the consolidated financial statements included in this Annual Report.

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

Liquidity and Capital Resources (Three Months Ended December 30, 2011 and December 31, 2010)

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $1.5 million in the quarter ended December 30, 2011, compared to $2.2 million in the quarter ended December 31, 2010. The decrease is primarily the result of deducting from net income $907 thousand of "other income" attributable to contingent consideration not yet received as of the end of the December 2011 quarter, partially offset by adding back increased depreciation and amortization expense. The net change in current asset and liability accounts generated $1.0 million of cash in the quarter ended December 30, 2011 mainly due to higher payables, while in the first quarter of the prior fiscal year $4.0 million of cash was utilized primarily to fund the higher inventory level associated with our growing business.

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

The Company's primary borrowing arrangement is discussed in the Third Amended and Restated Credit Facility Agreement ("Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented to date. Key provisions are more particularly described in Note 10 - Credit Facilities to the consolidated financial statements contained in this Annual Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. We are required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. The Company was in compliance with each of the covenants at December 30, 2011 and September 30, 2011, as summarized in the table below.

		Calculated amount at
		December 30,		September 30,
Debt Covenant	Limit	2011		2011
		(restated)

Quarterly EBITDARS (000s)	Must be above $1,500	$2,810		$4,904
Total debt to EBITDARS	Must be below 3.50x	2.19	x	2.08	x
Fixed charge coverage ratio (a)	Must be above 1.25x	1.7	x	2.03	x

(a) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

	Three months ended
	December 30,	September 30,
	2011	2011
	(thousands)
	(restated)

Net Income	$766	$2,631
Provision for Income Tax	449	624
Depreciation & Amortization Expense	1,010	1,054
Net Interest Expense	353	387
Rent Expense (M&T Sale-leaseback)	97	65
Non-cash Stock Compensation	135	145
EBITDARS	$2,810	$4,906

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

The Company defines EBITDARS as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. The Company presents EBITDARS because certain covenants in the Company’s credit facilities are tied to that measure. The Company also views EBITDARS as a useful measure of operating performance given the Company’s strong operating margins and large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which the Company assesses its liquidity position and performance and (ii) the Company believes that investors will find the data useful in assessing its ability to service and/or incur indebtedness. The Company believes that EBITDARS, when considered with both the Company’s GAAP results and the reconciliation to operating income, provides a more complete understanding of the Company’s business than could be obtained absent this disclosure.

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

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in the Accounting Policies note to the consolidated financial statements included in Item 8 of this Form 10-K/A.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2012. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 and Note 18 to the consolidated financial statements, the Company has restated its financial statements as a result of an error in accounting for work-in-process inventory at one of the Company’s subsidiaries, resulting in an understatement of cost of sales and an overstatement of gross profit.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 26, 2012, except for
Note 2 and Note 18 as to which
the date is July 3, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	September 30,	September 30,
	2012	2011
	(restated)
ASSETS
Current assets:
Cash	$2,662	$-
Accounts receivable, net of allowance	23,193	19,423
Inventories, net	17,697	16,093
Deferred income taxes	1,365	3,863
Other current assets	401	1,834
Total current assets	45,318	41,213

Fixed assets, net	17,120	17,886
Intangible assets, net	5,511	5,964
Goodwill	13,810	13,810
Deferred income taxes	6,018	6,768
Other assets	121	179
Total assets	$87,898	$85,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$6,896
Accounts payable	15,697	12,750
Accrued payroll and related expenses	2,676	3,092
Other accrued expenses	946	851
Customer deposits	146	332
Total current liabilities	25,998	23,921

Long-term debt	21,104	28,213
Total liabilities	47,102	52,134

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 10,943,185 and 10,839,997 shares, respectively Outstanding: 9,927,727 and 9,824,539 shares, respectively	109	108
Additional paid-in capital	43,075	42,660
Accumulated income (deficit)	(953)	(7,647)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	40,796	33,686
Total liabilities and stockholders' equity	$87,898	$85,820

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE MONTHS and YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(in thousands, except share and per share data)

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)
	(restated)		(restated)

Net sales	$37,062	$34,941	$144,963	$133,296
Cost of sales	30,888	27,917	118,657	107,539
Gross profit	6,174	7,024	26,306	25,757
Selling and administrative expenses	3,579	4,544	15,765	15,368
Operating profit	2,595	2,480	10,541	10,389

Interest and financing expense	297	387	1,227	1,601
Other (income)/expense	1	(1,162)	(1,050)	(1,028)
Income before provision for income taxes	2,297	3,255	10,364	9,816

Provision for income taxes	711	624	3,670	3,056
Net income	$1,586	$2,631	$6,694	$6,760

Net income per common and common equivalent share:
Basic	$0.16	$0.27	$0.69	$0.71
Diluted	0.16	0.26	0.67	0.68

Weighted average number of common and common equivalent shares outstanding:
Basic	9,660,253	9,637,196	9,663,865	9,461,240
Diluted	9,982,368	10,000,506	9,969,071	9,967,702

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2010	$101	$41,138	$(14,407)	$(1,413)	$25,419

Net income			6,760		6,760
Stock-based compensation		489			489
Directors' fees paid in stock		37			37
Restricted (non-vested) stock grants	2				2
Exercise of stock options	4	365		(22)	347
Employee stock plan purchases		23			23
Shares issued in SCB acquisition	1	608			609

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $0.01	Capital	(Deficit)	at cost	Equity
			(restated)

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			6,694		6,694
Stock-based compensation		595			595
Directors' fees paid in stock		37			37
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		134			134
SCB escrow settlement retirement of stock		(414)			(414)
Employee stock plan purchases		64			64

Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

(thousands)

	Years Ended
	September 30,	September 30,
	2012	2011
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,694	$6,760
Non-cash adjustments:
Stock-based compensation	595	489
Depreciation and amortization	4,297	3,257
Change in contingent consideration	1,096	-
Directors' fees paid in stock	37	37
Loss on sale of fixed assets	14	3
Gain on corporate acquisition	-	(170)
Reserve for doubtful accounts	101	70
Deferred tax expense	3,248	2,920
Changes in current assets and liabilities:	-
Accounts receivable	(3,871)	(1,656)
Inventories	(1,604)	(1,129)
Other current assets	(77)	(2,746)
Accounts payable	2,947	4,045
Accrued expenses	(321)	594
Customer deposits	(186)	332
Net cash flows from operating activities	12,970	12,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,080)	(4,876)
Proceeds from (net cost of) disposal of fixed assets	46	(3)
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	(24,553)
Acquisition of Albuquerque	-	170
Net cash flows from investing activities	(3,034)	(29,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	62,563	63,889
Repayments of revolving credit facility	(63,173)	(62,514)
Borrowings under other loan agreements	-	20,840
Repayments under loan agreements and notes	(6,862)	(6,004)
Proceeds from exercise of stock options	134	347
Proceeds from employee stock plan purchases	64	23
Financing costs capitalized	-	(125)
Net cash flows from financing activities	(7,274)	16,456

Net cash flows for the period	2,662	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$2,662	$-

Supplemental cash flow information:
Interest paid	$1,106	$1,499
Income taxes paid	326	309
Supplemental disclosure of non-cash adjustments:
100,000 common shares issued in SCB acquisition	$-	$609
Stock options exercised by delivering common shares	-	22

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

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our Consolidated Balance Sheet at September 30, 2012 and our Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the year then ended including the immaterial cumulative impact of correction of an error for periods prior to October 1, 2011.

The cumulative adjustments to correct the consolidated financial statements for all periods prior to October 1, 2011 were immaterial and are recorded as adjustments to cost of sales in the first quarter of fiscal 2012 and the fiscal year ended September 30, 2012. The cumulative effect of those adjustments increased previously reported cost of sales and decreased net income for the year ended September 30, 2012 by $0.25 million and $0.17 million, respectively.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net income for the year ended September 30, 2012 (in thousands):

Year Ended
September 30,
2012
Net Income - Previously reported	$7,760
Work-in-process inventory adjustments, net of tax	(1,066)
Net Income - Restated	$6,694

The Company has identified an error in accounting for work-in-process inventory at SCB, one of its wholly owned subsidiaries. During the quarter ended March 29, 2013 the Company began to analyze the cost structure of SCB including labor, overhead and selling and administrative expenses. Throughout the second half of fiscal 2012 and the first half of fiscal 2013 SCB’s expenses incurred increased each period. Over the same period, the labor and overhead capitalized into work-in-process inventory also increased. The Company initially believed the increase in capitalized work-in-process labor and overhead resulted from unfavorable variances due to increased expenses in relation to revenue during those periods. Upon further review, it was determined the Company overcapitalized labor and overhead costs in SCB’s work-in-process inventory. The overcapitalization was a result of failure to accurately factor in the stage of completion for the work-in-process inventory.

The impact of the restatement on the previously issued consolidated balance sheet as of September 30, 2012 and our consolidated statements of income and cash flows for the fiscal year then ended is as follows:

	Consolidated Balance Sheet
	September 30, 2012
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$2,662	$-	$2,662
Accounts receivable, net of allowance	23,193	-	23,193
Inventories, net	19,348	(1,651)	17,697
Deferred income taxes	1,365	-	1,365
Other current assets	401	-	401
Total current assets	46,969	(1,651)	45,318

Fixed assets, net	17,120	-	17,120
Intangible assets, net	5,511	-	5,511
Goodwill	13,810	-	13,810
Deferred income taxes	5,433	585	6,018
Other assets	121	-	121
Total assets	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$-	$6,533
Accounts payable	15,697	-	15,697
Accrued payroll and related expenses	2,676	-	2,676
Other accrued expenses	946	-	946
Customer deposits	146	-	146
Total current liabilities	25,998	-	25,998

Long-term debt	21,104	-	21,104
Total liabilities	47,102	-	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 10,943,185 and 10,839,997 shares, respectively Outstanding: 9,927,727 and 9,824,539 shares, respectively	109	-	109
Additional paid-in capital	43,075	-	43,075
Accumulated income (deficit)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total stockholders' equity	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$88,964	$(1,066)	$87,898

	Consolidated Income Statement
	Three months ended			Year ended
	September 30, 2012			September 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$37,062	$—	$37,062	$144,963	$—	$144,963
Cost of sales	30,263	625	30,888	117,007	1,650	118,657
Gross profit	6,799	(625)	6,174	27,956	(1,650)	26,306
Selling and administrative expenses	3,579	—	3,579	15,765	—	15,765
Operating profit	3,220	(625)	2,595	12,191	(1,650)	10,541

Interest and financing expense	297	—	297	1,227	—	1,227
Other (income)/expense	1	—	1	(1,050)	—	(1,050)
Income before provision for income taxes	2,922	(625)	2,297	12,014	(1,650)	10,364

Provision for income taxes	921	(210)	711	4,254	(584)	3,670
Net income	$2,001	$(415)	$1,586	$7,760	$(1,066)	$6,694

Net income per common and common equivalent share:
Basic	$0.21	$(0.05)	$0.16	$0.80	$(0.11)	$0.69
Diluted	0.20	(0.04)	0.16	0.78	(0.11)	0.67

Weighted average number of common and common equivalent shares outstanding:
Basic	9,660,253		9,660,253	9,663,865		9,663,865
Diluted	9,982,368		9,982,368	9,969,071		9,969,071

	Consolidated Statement of Cash Flow
	Year ended
	September 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,760	$(1,066)	$6,694
Non-cash adjustments:
Stock-based compensation	595	—	595
Depreciation and amortization	4,297	—	4,297
Change in contingent consideration	1,096	—	1,096
Directors' fees paid in stock	37	—	37
Loss on sale of fixed assets	14	—	14
Gain on corporate acquisition	—	—	—
Reserve for doubtful accounts	101	—	101
Deferred tax expense	3,833	(585)	3,248
Changes in current assets and liabilities:
Accounts receivable	(3,871)	—	(3,871)
Inventories	(3,255)	1,651	(1,604)
Other current assets	(77)	—	(77)
Accounts payable	2,947	—	2,947
Accrued expenses	(321)	—	(321)
Customer deposits	(186)	—	(186)
Net cash flows from operating activities	12,970	—	12,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,080)	—	(3,080)
Proceeds from (net cost of) disposal of fixed assets	46	—	46
Acquisition of SCB, cash portion (see SCB Acquisition note)	—	—	—
Acquisition of Albuquerque	—	—	—
Net cash flows from investing activities	(3,034)	—	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	62,563	—	62,563
Repayments of revolving credit facility	(63,173)	—	(63,173)
Borrowings under other loan agreements	—	—	—
Repayments under loan agreements and notes	(6,862)	—	(6,862)
Proceeds from exercise of stock options	134	—	134
Proceeds from employee stock plan purchases	64	—	64
Financing costs capitalized	—	—	—
Net cash flows from financing activities	(7,274)	—	(7,274)

Net cash flows for the period	2,662	—	2,662
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$2,662	$—	$2,662

Supplemental cash flow information:
Interest paid	$1,106	$—	$1,106
Income taxes paid	326	—	326

Note 18 – Quarterly Financial Data (Unaudited) presents the impact of the restatement adjustments on the previously issued consolidated balance sheets, statements of income and cash flows for the unaudited quarterly periods of fiscal 2012.

After taking into account the restatement, the Company remained in compliance with the financial covenants contained in its Credit Agreement with M&T Bank, described in Note 10 – Credit Facilities, for each measurement period during fiscal 2012.

NOTE 3. SCB ACQUISITION

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

NOTE 4. ADJUSTMENT OF PRIOR YEAR CASH FLOW INFORMATION

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

	Cash Inflows		Effect of
Adjustments to Cash Flows	(Outflows),	Effect of SCB	Balance Sheet	Cash Inflows
for Year Ended	as Originally	Purchase Price	Reclassif-	(Outflows),
September 30, 2011	Reported	Adjustment (i)	ications (ii)	as Adjusted
(thousands)
Changes in current assets and liabilities:
Accounts receivable	$(1,614)	$—	$(27)	$(1,641)
Other current assets	(1,544)	(248)	(954)	(2,746)

Acquisition of SCB, cash portion	(25,782)	248	981	(24,553)
Totals	$(28,940)	$—	$—	$(28,940)

(i)	Represents refund received from sellers of SCB on May 19, 2011, based on post-closing analysis of working capital balances. This entry establishes a receivable for the refund.

(ii)	Reclassifies to "other current assets" $981 thousand paid at SCB closing and refunded shortly thereafter. Also shows the effect of $27 thousand of "miscellaneous receivables" reclassified as of September 30, 2011 from accounts receivable to "other current assets".

NOTE 5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the fiscal year ended September 30, 2012 and September 30, 2011.

	September 30,	September 30,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$305	$250
Provision for doubtful accounts/(reversal)	101	70
Write-offs	—	(16)
Recoveries	—	1
Allowance, end of period	$406	$305

NOTE 6. INVENTORIES

A summary of inventory by category at period end follows:

	September 30,	September 30,
Inventories	2012	2011
	(thousands)
	(restated)

Raw materials	$10,732	$8,492
Work-in-process	6,564	6,821
Finished goods	1,661	1,677
Total inventories	18,957	16,990
Reserve for excess/obsolete inventory	(1,260)	(897)
Inventories, net	$17,697	$16,093

NOTE 7. FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	September 30,	September 30,
Fixed Assets	2012	2011
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,852	9,824
Leasehold improvements	1,374	1,374
Machinery and equipment	23,085	20,586
Furniture and fixtures	5,444	5,246
Construction in progress	673	422
Total fixed assets, at cost	41,984	39,008
Accumulated depreciation	(24,864)	(21,122)
Fixed assets, net	$17,120	$17,886

Depreciation expense was $3.8 million and $2.8 million for the twelve months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 8. INTANGIBLE ASSETS

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

NOTE 9. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the twelve months ended September 30, 2012.

NOTE 10. CREDIT FACILITIES

A summary of borrowings as of September 30, 2012 and September 30, 2011 follows:

	Fixed/		Interest Rate		Balances
	Variable		September 30,	September 30,	September 30,	September 30,
Debt	Rate	Maturity	2012	2011	2012	2011
			(percents)		(thousands)
M&T borrowings:
Revolving credit facility	v	12/17/13	3.00	3.25	$6,588	$7,198
SCB term loan	v	12/17/15	3.25	3.50	13,000	17,000
Albuquerque term loan	v	12/16/14	3.25	3.50	2,250	3,250
Albuquerque mortgage loan	v	12/16/14	3.25	3.50	3,267	3,533
Celmet term loan	v	07/30/15	3.25	3.50	1,166	1,533
Equipment loans (2)	v	12/17/13	3.25	3.25	672	945
Equipment loans (3)	f	11/01/12	2.93	3.05	108	315
Wire and Cable term loan	f	01/01/12		6.70	—	95
Energy loan	f	04/02/13	2.08	2.08	23	64

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13	3.00	4.00	463	1,076
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					27,637	35,109
Less: current portion					(6,533)	(6,896)
Long-term debt					$21,104	$28,213

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

Borrowings under the M&T Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio, all as described in the table below. The Company was in compliance with these three covenants at September 30, 2012 and September 30, 2011. As a result of the restatement as described in Note 2 - Restatement of Consolidated Financial Statements, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

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
$27,637

*Includes Revolver balance of $6,588 as of September 30, 2012.

NOTE 11. INCOME TAXES

Provisions for income taxes for the years ended September 30, 2012 and 2011 are summarized below:

	Years Ended
	September 30,	September 30,
Income Tax Provision	2012	2011
	(thousands)
	(restated)

Current tax expense:
State	$205	$2
Federal	216	134

Deferred tax expense:
State	65	(388)
Federal	3,184	3,308
Provision for income taxes	$3,670	$3,056

Differences between the federal statutory rate and IEC's effective rates of tax for 2012 and 2011 are explained by the following reconciliation.

	Years Ended
	September 30,	September 30,
Taxes as Percent of Pretax Income	2012	2011

Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	2.4	2.4
Tax credit expiration and related valuation allowance	0.0	(2.3)
Increases in tax credits	(0.7)	(3.7)
Other	(0.3)	0.7

Income tax provision as percent of pretax income	35.4%	31.1%

The following table displays deferred tax assets/liability by category as of September 30, 2012 and 2011. Recorded amounts include the establishment of deferred taxes for acquired companies.

	September 30,
Deferred Income Taxes	2012	2011
	(thousands)
	(restated)

Deferred tax assets:
Net operating loss carryforward	$5,068	$8,853
Alternative minimum tax credit carryforward	831	503
Depreciation and fixed assets	(205)	(93)
New York State investment tax & other credits	990	904
Inventories	535	403
Other	1,091	723
Total before allowance	8,310	11,293
Valuation allowance	(455)	(455)
Deferred tax assets, net	7,855	10,838

Deferred tax liability:
Amortization of intangibles	(472)	(207)
Net deferred income taxes	$7,383	10,631

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $16.7 million and $25.0 million, respectively, as of September 30, 2012, expiring mainly in years 2020 through 2025. It is estimated that the federal and state NOLs will produce future tax benefits totaling $5.1 million.

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

NOTE 12. WARRANTY RESERVES

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

	Years Ended
	September 30,	September 30,
Warranty Reserve	2012	2011
	(thousands)
Reserve, beginning of period	$448	$303
Reserves of acquired companies	—	62
Provision/(reversal)	167	412
Warranty costs	(227)	(376)
Recoveries		47
Reserve, end of period	$388	$448

NOTE 13. STOCK-BASED COMPENSATION

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

	Years Ended
	September 30,	September 30,
Valuation of Options	2012	2011

Assumptions for Black-Scholes:
Risk-free interest rate	0.63%	1.40%
Expected term in years	4.0	4.8
Volatility	51%	54%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	57,200	78,000
Weighted average fair value per share	$2.01	$2.80
Fair value of options granted (000's)	$115	$218

Changes in the number of options outstanding, together with other related data, are summarized in the next table.

	Years Ended
	September 30, 2012		September 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	371,339	$3.32	764,595	$1.66
Granted	57,200	5.03	78,000	6.01
Exercised	(70,750)	0.56	(447,256)	0.82
Forfeited	(72,000)	4.60	(24,000)	5.76
Expired	(5,000)	0.55	—
Outstanding, end of period	280,789	$3.82	371,339	$3.32

For options expected to vest
Number expected to vest	266,750	$3.82	371,339	$3.32
Weighted average remaining term, in years	4.0		4.4
Intrinsic value (000s)		$791		$654

For exercisable options
Number exercisable	118,639	$1.80	133,833	$1.54
Weighted average remaining term, in years	2.3		1.5
Intrinsic value (000s)		$591		$474

For non-exercisable options
Expense not yet recognized (000s)		$164		$328
Weighted average years to become exercisable	1.7		1.9

For options exercised
Intrinsic value (000s)		$276		$3,170

Changes in the number of non-vested options outstanding, together with other related data, are summarized in the next table.

	Years Ended
	September 30, 2012		September 30, 2011
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Non-vested, beginning of period	254,306	$4.32	320,971	$3.06
Granted	57,200	5.03	78,000	6.01
Vested	(120,150)	1.43	(144,665)	1.77
Cancelled	(29,206)	4.83	—
Non-vested, end of period	162,150	$3.82	254,306	$4.32

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

NOTE 14. INDUSTRY SECTORS AND MAJOR CUSTOMERS

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

NOTE 15. LITIGATION

As discussed in Note 2 to these consolidated financial statements, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is reporting to NYSE MKT under its formal plan to regain compliance, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed on June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO). From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Contractual
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

NOTE 17. RETIREMENT PLAN

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

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial statements for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended September 30, 2012 included herein.

Key financial data for quarterly periods in fiscal years ended September 30, 2012, as restated, and 2011 is presented in the first table below. For further information regarding the restatement, see Note 2 – Restatement of Consolidated Financial Statements. The remaining tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for each of the quarters in the fiscal year ended September 30, 2012.

It should be noted that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

				Basic	Diluted
		Gross	Net	Earnings	Earnings
	Net Sales	Profit	Income	Per Share	Per Share
	(in thousands, except per share)
Fiscal Quarters
Fourth 2012, restated	$37,062	$6,174	$1,586	$0.16	$0.16
Third 2012, restated	36,022	6,852	1,843	0.19	0.18
Second 2012, restated	38,020	8,083	2,498	0.26	0.25
First 2012, restated	33,859	5,199	766	0.08	0.08

Fourth 2011	$34,941	$7,024	$2,631	$0.27	$0.26
Third 2011	34,626	6,156	1,333	0.14	0.13
Second 2011	35,085	6,944	1,747	0.18	0.17
First 2011	28,644	4,583	1,049	0.11	0.11

	Consolidated Balance Sheet
	September 30, 2012
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$2,662	$—	$2,662
Accounts receivable, net of allowance	23,193	—	23,193
Inventories, net	19,348	(1,651)	17,697
Deferred income taxes	1,365	—	1,365
Other current assets	401	—	401
Total current assets	46,969	(1,651)	45,318

Fixed assets, net	17,120	—	17,120
Intangible assets, net	5,511	—	5,511
Goodwill	13,810	—	13,810
Deferred income taxes	5,433	585	6,018
Other assets	121	—	121
Total assets	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$—	$6,533
Accounts payable	15,697	—	15,697
Accrued payroll and related expenses	2,676	—	2,676
Other accrued expenses	946	—	946
Customer deposits	146	—	146
Total current liabilities	25,998	—	25,998

Long-term debt	21,104	—	21,104
Total liabilities	47,102	—	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 10,943,185 and 10,839,997 shares, respectively Outstanding: 9,927,727 and 9,824,539 shares, respectively	109	—	109
Additional paid-in capital	43,075	—	43,075
Accumulated income (deficit)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	—	(1,435)
Total stockholders' equity	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$88,964	$(1,066)	$87,898

	Consolidated Balance Sheet
	June 29, 2012
	As reported	Adjustment	Restated
	(in thousands)
ASSETS
Current assets:
Cash	$-	$-	$-
Accounts receivable, net of allowance	22,678	-	22,678
Inventories, net	19,566	(1,025)	18,541
Deferred income taxes	3,863	-	3,863
Other current assets	560	-	560
Total current assets	46,667	(1,025)	45,642

Fixed assets, net	17,523	-	17,523
Intangible assets, net	5,625	-	5,625
Goodwill	13,810	-	13,810
Deferred income taxes	3,664	374	4,038
Other assets	135	-	135

Total assets	$87,424	$(651)	$86,773

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,750	$-	$6,750
Accounts payable	13,473	-	13,473
Accrued payroll and related expenses	2,987	-	2,987
Other accrued expenses	698	-	698
Customer deposits	200	-	200
Total current liabilities	24,108	-	24,108

Long-term debt	23,771	-	23,771
Total liabilities	47,879	-	47,879

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 10,911,212 and 10,839,997 shares, respectively Outstanding: 9,895,754 and 9,824,539 shares, respectively	109	-	109
Additional paid-in capital	42,759	-	42,759
Accumulated deficit	(1,888)	(651)	(2,539)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total shareholders' equity	39,545	(651)	38,894

Total liabilities and shareholders' equity	$87,424	$(651)	$86,773

	Consolidated Balance Sheet
	March 30, 2012
	As reported	Adjustment		Restated
	(in thousands)
ASSETS
Current assets:
Cash	$-	$		$-
Accounts receivable, net of allowance	20,979		-	20,979
Inventories, net	19,005		(461)	18,544
Deferred income taxes	3,863		-	3,863
Other current assets	2,714		-	2,714
Total current assets	46,561		(461)	46,100

Fixed assets, net	17,747		-	17,747
Intangible assets, net	5,738		-	5,738
Goodwill	13,810		-	13,810
Deferred income taxes	4,738		171	4,909
Other assets	150		-	150

Total assets	$88,744		$(290)	$88,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,779		$-	$6,779
Accounts payable	16,303		-	16,303
Accrued payroll and related expenses	2,707		-	2,707
Other accrued expenses	775		-	775
Customer deposits	266		-	266
Total current liabilities	26,830		-	26,830

Long-term debt	24,379		-	24,379
Total liabilities	51,209		-	51,209

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-		-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 10,923,612 and 10,839,997 shares, respectively Outstanding: 9,908,154 and 9,824,539 shares, respectively	109		-	109
Additional paid-in capital	42,952		-	42,952
Accumulated deficit	(4,091)		(290)	(4,381)
Treasury stock, at cost: 1,015,458 shares	(1,435)		-	(1,435)
Total shareholders' equity	37,535		(290)	37,245

Total liabilities and shareholders' equity	$88,744		$(290)	$88,454

	Consolidated Balance Sheet
	December 30, 2011
	As reported	Adjustment	Restated
	(in thousands)
ASSETS
Current assets:
Cash	$-	$-	$-
Accounts receivable, net of allowance	19,439	-	19,439
Inventories, net	17,111	(288)	16,823
Deferred income taxes	3,863	-	3,863
Other current assets	2,924	-	2,924
Total current assets	43,337	(288)	43,049

Fixed assets, net	18,219	-	18,219
Intangible assets, net	5,851	-	5,851
Goodwill	13,810	-	13,810
Deferred income taxes	6,267	106	6,373
Other assets	164	-	164

Total assets	$87,648	$(182)	$87,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,809	$-	$6,809
Accounts payable	15,012	-	15,012
Accrued payroll and related expenses	2,837	-	2,837
Other accrued expenses	928	-	928
Customer deposits	320	-	320
Total current liabilities	25,906	-	25,906

Long-term debt	26,952	-	26,952
Total liabilities	52,858	-	52,858

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 10,835,533 and 10,839,997 shares, respectively Outstanding: 9,820,075 and 9,824,539 shares, respectively	108	-	108
Additional paid-in capital	42,816	-	42,816
Accumulated deficit	(6,699)	(182)	(6,881)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)

Total shareholders' equity	34,790	(182)	34,608

Total liabilities and shareholders' equity	$87,648	$(182)	$87,466

	Consolidated Income Statement
	Three months ended			Year ended
	September 30, 2012			September 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$37,062	$-	$37,062	$144,963	$-	$144,963
Cost of sales	30,263	625	30,888	117,007	1,650	118,657
Gross profit	6,799	(625)	6,174	27,956	(1,650)	26,306
Selling and administrative expenses	3,579	-	3,579	15,765	-	15,765
Operating profit	3,220	(625)	2,595	12,191	(1,650)	10,541

Interest and financing expense	297	-	297	1,227	-	1,227
Other (income)/expense	1	-	1	(1,050)	-	(1,050)
Income before provision for income taxes	2,922	(625)	2,297	12,014	(1,650)	10,364

Provision for income taxes	921	(210)	711	4,254	(584)	3,670
Net income	$2,001	$(415)	$1,586	$7,760	$(1,066)	$6,694

Net income per common and common equivalent share:
Basic	$0.21	$(0.05)	$0.16	$0.80	$(0.11)	$0.69
Diluted	0.20	(0.04)	0.16	0.78	(0.11)	0.67

Weighted average number of common and common equivalent shares outstanding:
Basic	9,660,253		9,660,253	9,663,865		9,663,865
Diluted	9,982,368		9,982,368	9,969,071		9,969,071

	Consolidated Income Statements
	Three months ended			Nine months ended
	June 29, 2012			June 29, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$36,022	$-	$36,022	$107,900	$-	$107,900
Cost of sales	28,607	563	29,170	86,743	1,024	87,767
Gross profit	7,415	(563)	6,852	21,157	(1,024)	20,133
Selling and administrative expenses	3,879	-	3,879	12,185	-	12,185
Operating profit	3,536	(563)	2,973	8,972	(1,024)	7,948

Interest and financing expense	285	-	285	930	-	930
Other (income)/expense	(201)	-	(201)	(1,050)	-	(1,050)
Income before provision for income taxes	3,452	(563)	2,889	9,092	(1,024)	8,068

Provision for income taxes	1,249	(203)	1,046	3,333	(373)	2,960
Net income	$2,203	$(360)	$1,843	$5,759	$(651)	$5,108

Net income per common and common equivalent share:
Basic	$0.23	$(0.04)	$0.19	$0.60	$(0.07)	$0.53
Diluted	0.22	(0.04)	0.18	0.58	(0.07)	0.51

Weighted average number of common and common equivalent shares outstanding:
Basic	9,682,423		9,682,423	9,665,095		9,665,095
Diluted	10,008,393		10,008,393	9,931,172		9,931,172

	Consolidated Income Statements
	Three months ended			Six months ended
	March 30, 2012			March 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$38,020	$-	$38,020	$71,878	$-	$71,878
Cost of sales	29,764	173	29,937	58,136	461	58,597
Gross profit	8,256	(173)	8,083	13,742	(461)	13,281
Selling and administrative expenses	3,770	-	3,770	8,307	-	8,307
Operating profit	4,486	(173)	4,313	5,435	(461)	4,974

Interest and financing expense	292	-	292	644	-	644
Other (income)/expense	58	-	58	(849)	-	(849)
Income before provision for income taxes	4,136	(173)	3,963	5,640	(461)	5,179

Provision for income taxes	1,529	(64)	1,465	2,084	(171)	1,913
Net income	$2,607	$(109)	$2,498	$3,556	$(290)	$3,266

Net income per common and common equivalent share:
Basic	$0.27	$(0.01)	$0.26	$0.37	$(0.03)	$0.34
Diluted	0.26	(0.01)	0.25	0.36	(0.03)	0.33

Weighted average number of common and common equivalent shares outstanding:
Basic	9,666,920		9,666,920	9,656,431		9,656,431
Diluted	10,038,406		10,038,406	9,951,727		9,951,727

	Consolidated Income Statement
	Three months ended
	December 30, 2011
	As reported	Adjustment	Restated
	(in thosands)

Net sales	$33,859	$-	$33,859
Cost of sales	28,372	288	28,660
Gross profit	5,487	(288)	5,199
Selling and administrative expenses	4,533	-	4,533
Operating profit	954	(288)	666

Interest and financing expense	353	-	353
Other (income) expense	(902)	-	(902)
Income before provision for income taxes	1,503	(288)	1,215

Provision for income taxes	555	(106)	449
Net income	$948	$(182)	$766

Net income per common and common equivalent share:
Basic	$0.10	$(0.02)	$0.08
Diluted	0.09	(0.01)	0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	9,645,942		9,645,942
Diluted	10,004,359		10,004,359

	Consolidated Statement of Cash Flow
	Year ended
	September 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,760	$(1,066)	$6,694
Non-cash adjustments:
Stock-based compensation	595	-	595
Depreciation and amortization	4,297	-	4,297
Change in contingent consideration	1,096	-	1,096
Directors' fees paid in stock	37	-	37
Loss on sale of fixed assets	14	-	14
Gain on corporate acquisition	-	-	-
Reserve for doubtful accounts	101	-	101
Deferred tax expense	3,833	(585)	3,248
Changes in current assets and liabilities:
Accounts receivable	(3,871)	-	(3,871)
Inventories	(3,255)	1,651	(1,604)
Other current assets	(77)	-	(77)
Accounts payable	2,947	-	2,947
Accrued expenses	(321)	-	(321)
Customer deposits	(186)	-	(186)
Net cash flows from operating activities	12,970	-	12,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,080)	-	(3,080)
Proceeds from (net cost of) disposal of fixed assets	46	-	46
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	-	-
Acquisition of Albuquerque	-	-	-
Net cash flows from investing activities	(3,034)	-	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	62,563	-	62,563
Repayments of revolving credit facility	(63,173)	-	(63,173)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(6,862)	-	(6,862)
Proceeds from exercise of stock options	134	-	134
Proceeds from employee stock plan purchases	64	-	64
Financing costs capitalized	-	-	-
Net cash flows from financing activities	(7,274)	-	(7,274)

Net cash flows for the period	2,662	-	2,662
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$2,662	$-	$2,662

Supplemental cash flow information:
Interest paid	$1,106	$-	$1,106
Income taxes paid	326	-	326

	Consolidated Statement of Cash Flow
	Nine months ended
	June 29, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,759	$(651)	$5,108
Non-cash adjustments:
Stock-based compensation	372	-	372
Depreciation and amortization	3,178	-	3,178
Change in contingent consideration	1,096	-	1,096
Directors' fees paid in stock	32	-	32
Loss on sale of fixed assets	14	-	14
Gain on corporate acquisition	-	-	-

Deferred tax expense	3,333	(374)	2,959
Changes in current assets and liabilities:
Accounts receivable	(3,255)	-	(3,255)
Inventories	(3,473)	1,025	(2,448)
Other current assets	(235)	-	(235)
Accounts payable	721	-	721
Accrued expenses	(487)	-	(487)
Customer deposits	(132)	-	(132)
Net cash flows from operating activities	6,923	-	6,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,492)	-	(2,492)
Proceeds from (net cost of) disposal of fixed assets	46	-	46
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	-	-
Acquisition of Albuquerque	-	-	-
Net cash flows from investing activities	(2,446)	-	(2,446)

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Advances from revolving credit facility	48,488	-	48,488
Repayments of revolving credit facility	(47,915)	-	(47,915)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(5,160)	-	(5,160)
Proceeds from exercise of stock options	46	-	46
Proceeds from employee stock plan purchases	64	-	64
Financing costs capitalized	-		-
Net cash flows from financing activities	(4,477)	-	(4,477)

Net cash flows for the period	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$859	$-	$859
Income taxes paid	229	-	229

	Consolidated Statement of Cash Flow
	Six months ended
	March 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,556	$(290)	$3,266
Non-cash adjustments:
Stock-based compensation	245	-	245
Depreciation and amortization	2,070	-	2,070
Change in contingent consideration	(871)	-	(871)
Directors' fees paid in stock	22	-	22
(Gain)/loss on sale of fixed assets	4	-	4
Reserve for doubtful accounts	125	-	125
Deferred tax expense	2,084	(171)	1,913
Changes in current assets and liabilities:		-
Accounts receivable	(1,681)	-	(1,681)
Inventories	(2,912)	461	(2,451)
Other current assets	(9)	-	(9)
Accounts payable	3,553	-	3,553
Accrued expenses	(515)	-	(515)
Customer deposits	(66)	-	(66)
Net cash flows from operating activities	5,605	-	5,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,698)	-	(1,698)
Proceeds from (net cost of) disposal of fixed assets	18	-	18
Acquisition of SCB, cash portion (see SCB Acquisition note)	-	-	-
Net cash flows from investing activities	(1,680)	-	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	29,622	-	29,622
Repayments of revolving credit facility	(30,081)	-	(30,081)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(3,492)	-	(3,492)
Proceeds from exercise of stock options	9	-	9
Proceeds from employee stock plan purchases	17	-	17
Financing costs capitalized	-	-	-
Net cash flows from financing activities	(3,925)	-	(3,925)

Net cash flows for the period	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$604	$-	$604
Income taxes paid	74	-	74

	Consolidated Statement of Cash Flow
	Three months ended
	December 30, 2011
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$948	$(182)	$766
Non-cash adjustments:
Stock-based compensation	135	-	135
Depreciation and amortization	1,015	-	1,015
Change in contingent consideration	(907)	-	(907)
Directors' fees paid in stock	11	-	11
(Gain)/loss on sale of fixed assets	5	-	5
Reserve for doubtful accounts	107	-	107
Deferred tax expense	501	(106)	395
Changes in current assets and liabilities:
Accounts receivable	(123)	-	(123)
Inventories	(1,018)	288	(730)
Other current assets	(183)	-	(183)
Accounts payable	2,262	-	2,262
Accrued expenses	(178)	-	(178)
Customer deposits	(12)	-	(12)
Net cash flows from operating activities	2,563	-	2,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,242)	-	(1,242)
Proceeds from (net cost of) disposal of fixed assets	17	-	17
Acquisition of SCB, cash portion (see Acquisitions note)	-	-	-
Net cash flows from investing activities	(1,225)	-	(1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	17,017	-	17,017
Repayments of revolving line of credit	(16,582)	-	(16,582)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(1,783)	-	(1,783)
Proceeds from exercise of stock options	-	-	-
Proceeds from employee stock plan purchases	10	-	10
Financing costs capitalized	-	-	-
Net cash flows from financing activities	(1,338)	-	(1,338)

Net cash flows for the period	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$333	$-	$333
Income taxes paid	54	-	54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Prior to the filing of our Original 10-K Filing, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012, the end of the period covered by the Original 10-K Filing.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

Subsequent to our Original 10-K Filing and in connection with the restatement discussed elsewhere in this Form 10-K/A, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory, as described in Management’s Report on Internal Control over Financial Reporting, below.  As a result of this identification of a material weakness, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of September 30, 2012, solely as a result of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and asset dispositions of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

Prior to the filing of our Original 10-K Filing, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2012, of our internal control over financial reporting, based on the framework entitled “Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that as of September 30, 2012, our internal control over financial reporting was effective.

Subsequent to our Original 10-K Filing and in connection with the restatement discussed elsewhere in this Form 10-K/A, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory.  As a result of this identification of a material weakness, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness in our internal control over financial reporting resulted in the restatement of our fiscal 2012 financial statements included in this Form 10-K/A and the restatement of our financial statements for the quarter ended December 28, 2012 included in our Quarterly Report on Form 10-Q/A, filed on or about the date hereof.

Management identified control deficiencies related to the Company’s reconciliation and review of accounting for work-in-process inventory as well as financial review and analysis. These controls did not operate effectively at the Company’s wholly owned subsidiary, SCB. Specifically, the reconciliation of work-in-process inventory contained an error in capitalization of labor and overhead related to the stage of completion. In addition, reconciliation reviews did not detect the error. As a result, discrepancies accumulated in the inventory accounts, which resulted in material differences between costs capitalized for work-in-process inventory and cost of sales. These deficiencies resulted in material adjustments to inventory and cost of sales in the Company’s consolidated financial statements for the fiscal year ended September 30, 2012 as well as the unaudited interim periods during fiscal 2012 and the first quarter of fiscal 2013 and aggregated to a material weakness.

To address this material weakness, we have implemented certain remedial measures, including additional managerial reviews and documentation, specifically lower of cost or market analysis and review of other financial metrics and data to be performed at least quarterly.  The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the SEC’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

As reported in our Original 10-K Filing, during the fiscal quarter ended September 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the material weakness described above, which related to accounting for work-in-process inventory, was identified after the end of the period covered by the Original 10-K Filing.  As described above, we have implemented certain measures subsequent to the period covered by the Original 10-K Filing to address this material weakness.

Limitations on the effectiveness of control systems

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

The following documents are filed as part of this Annual Report on Form 10-K/A:

Financial Statements

Reference is made to Item 8, "Financial Statements and Supplementary Data" of Part II of this Annual Report on Form 10-K/A. No financial statement schedules are required to be filed by Item 8 of Part II of this Annual Report on Form 10-K/A.

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

Dated: July 3, 2013
IEC Electronics Corp.

	By:	/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

IEC ELECTRONICS CORP.

Form 10-K/A for Year Ended September 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Title
2.1	Agreement and Plan of Merger by and among IEC Electronics Corp., VUT Merger Corp. and Val-U-Tech Corp. dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008)
2.2	Stock Purchase Agreement, dated December 16, 2009, by and among IEC Electronics Corp, Crane International Holdings, Inc. and General Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2009)
2.3	Asset Purchase Agreement dated December 17, 2010 by and among CSCB, Inc., Southern California Braiding Co., Inc., Leo P. McIntyre, Trustee of the Exemption Trust Created Under The McIntyre Family Trust dated October 4, 1993 as Amended and Restated in its Entirety dated July 12, 2005, Leo P. McIntyre, Trustee of the McIntyre Survivor's Trust, Restatement dated June 13, 2006, Created under the McIntyre Family Trust dated October 4, 1993, Leo P. McIntyre and Craig Pfefferman, and executed by IEC Electronics Corp. solely as guarantor of certain obligations thereunder (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 23, 2010)
2.4	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.2	Amended and Restated By-Laws of the Company as of October 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 7, 2010)
3.4	Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.5	Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. - Delaware (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
3.6	Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.7	Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998)
3.8	Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998 (incorporated by reference to Exhibit 3.8 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998)
4.1	Specimen of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-56498)
10.1	Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2009)
10.2	Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

Exhibit No.	Title
10.3	Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2010)
10.4	Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2010)
10.5	Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)
10.6*	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)
10.7*	IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.8*	Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.9*	Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.10*	Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.11*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.12*(1)	Form of Incentive Stock Option Agreement pursuant to 2010 Omnibus Incentive Compensation Plan
10.13* (1)	Form of Employee Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan
10.14* (1)	Form of Director Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan
10.15*	Separation Agreement between the Company and Michael Schlehr dated May 24, 2010 and Appendix A thereto (Independent Consulting Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)
10.16*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)
10.17*	First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between the Company and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2010)
10.18*	Amended Salary Arrangement with Chief Executive Officer, effective November 1, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.19*	Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)
10.20*	Agreement and Release dated December 27, 2011 between the Company and Susan E. Topel-Samek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011)

Exhibit No.	Title
10.21*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)
10.22*	Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Donald S. Doody (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)
10.23*	IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.24*	IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)
10.25*	Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)
10.26*	May 25, 2012 Letter amending Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.27*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011)
10.28*	Summary of Management Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.29*	Summary of Long Term Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.30*	Summary of Supplemental Compensation for Independent Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.31* (1)	Amended Salary Arrangement with Executive Officers
10.32* (1)	Summary of 2013 Management Incentive Plan
10.33* (1)	Summary of 2013 Long Term Incentive Plan
10.34* (1)	Summary of Modifications to Compensation for Independent Directors
21.1 (1)	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following items from this Annual Report on Form 10-K/A formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

*Management contract or compensatory plan or arrangement

(1) Previously filed with Original 10-K Filing

