Form 10-Q/A
period 2012-12-28
IEC ELECTRONICS CORP
filed 2013-07-03
CIK 49728

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

Common Stock, $0.01 par value – 10,043,090 shares as of February 8, 2013

EXPLANATORY NOTE

References in this Quarterly Report on Form 10-Q to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.

The Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2013, the Audit Committee of IEC’s Board of Directors concluded on April 25, 2013 that the Company’s previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”), June 29, 2012 (“Q3-2012”), and December 28, 2012 (“Q1-2013”) (collectively, the “Restated Periods”), as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012, Q-3 2012 and Q1-2013 (collectively, the “Prior Financial Statements”), should no longer be relied upon because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, Southern California Braiding, Inc.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for Q-1 2013, as originally filed with the SEC on February 8, 2013 (the “Original 10-Q Filing”), including amendments to comparative information for Q-1 2012. On or about the date of the filing of this Form 10-Q/A, the Company is filing an amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 (“Form 10-K/A”), that also includes the restated results for Q-1 2012. Comparative FY 2012 quarterly information as restated in the Form 10-K/A is reflected in this Form 10-Q/A. The Company cautions investors that the Original 10-Q Filing as well as the Quarterly Report on Form 10-Q for Q-1 2012 filed February 13, 2012 should no longer be relied upon.

The Audit Committee conducted an independent review of the facts and circumstances giving rise to the restatement and concluded that it resulted from an error in accounting for work-in-process inventory. The error caused an understatement of Cost of Sales and corresponding overstatement of Gross Profit, Income Before Provision for Income Taxes, Net Income and Net Income per basic and diluted share. The restated interim consolidated financial statements and information derived therefrom included in this Form 10-Q/A reflect an adjustment of $0.5 million for Q1 2013 in Cost of Sales, Gross Profit, Operating Profit and Income Before Provision for Income Taxes to restated amounts of $28.8 million, $4.2 million, $0.1 million and a loss of $0.2 million, respectively, resulting in (i) a decrease of $0.2 million in Provision for Taxes to a benefit of less than $0.1 million, (ii) a decrease of $0.3 million in Net Income to a loss of $0.1 million (iii) a decrease of $0.04 in Net Income per basic share to a loss of $0.01 and (iv) a decrease of $0.03 in Net Income per diluted share to a loss of $0.01. A corresponding adjustment was made to the inventory balances in the Company’s Consolidated Balance Sheet in this Form 10-Q/A.

In addition, the Company has determined that the above-described accounting error was not detected in a timely manner due to a material weakness in internal control over financial reporting. The material weakness, and the Company’s process for remediation thereof, are further described in Part I – Item 4 – Controls and Procedures of this Form 10-Q/A.

Items Amended

This Form 10-Q/A amends the Original 10-Q Filing solely to reflect the restatements described above.

As more fully described in “Note 2 - Restatement of Consolidated Financial Statements” to the accompanying unaudited consolidated financial statements, the Company has restated its unaudited consolidated balance sheet as of December 28, 2012, and the related unaudited consolidated statements of income, changes in stockholders’ equity, and cash flows for Q-1 2013 and Q-1 2012. In addition, the consolidated balance sheet as of September 30, 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the fiscal year ended September 30, 2012 have been restated. Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been revised to reflect the effects of these restatements.

The cover page and the following items, and no others, have been amended as a result of the restatement:

Part I, Item 1, Financial Statements;

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the introductory “Forward-Looking Statements”);

Part I, Item 4, Controls and Procedures;

Part II, Item 1, Legal Proceedings;

Part II, Item 1A, Risk Factors; and

Part II, Item 6, Exhibits and Financial Statement Schedules.

Additionally, the Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. The certifications are filed as Exhibits 31.1, 31.2 and 32.1.

Except as required to reflect the effects of the restatement for the items set forth above, no additional modifications or updates have been made to the Original 10-Q Filing. This Form10-Q/A continues to speak as of the filing date of the Original 10-Q Filing and does not update any forward-looking statements included in the report as originally filed or otherwise give effect to any subsequent events that may impact the Q-1 2013 interim consolidated financial statements or quarterly report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The disclosures made at the time of the Original 10-Q Filing, that are not affected by the restatement and amended as described above, have not been modified from the Original 10-Q Filing.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2012 and SEPTEMBER 30, 2012

(in thousands, except share and per share data)

	December 28,	September 30,
	2012	2012
	(unaudited; restated)	(restated)
ASSETS
Current assets:
Cash	$2,778	$2,662
Accounts receivable, net of allowance	20,279	23,193
Inventories, net	19,708	17,697
Deferred income taxes	1,366	1,365
Other current assets	753	401
Total current assets	44,884	45,318

Fixed assets, net	17,318	17,120
Intangible assets, net	5,398	5,511
Goodwill	13,810	13,810
Deferred income taxes	6,176	6,018
Other assets	107	121
Total assets	$87,693	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,380	$6,533
Accounts payable	12,360	15,697
Accrued payroll and related expenses	1,991	2,676
Other accrued expenses	755	946
Customer deposits	90	146
Total current liabilities	18,576	25,998

Long-term debt	28,227	21,104
Total liabilities	46,803	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,026,733 and 10,943,185 shares, respectively
Outstanding: 10,011,275 and 9,927,727 shares, respectively	110	109
Additional paid-in capital	43,269	43,075
Retained earnings/(accumulated deficit)	(1,054)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	40,890	40,796
Total liabilities and stockholders' equity	$87,693	$87,898

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(restated)	(restated)

Net sales	$32,989	$33,859
Cost of sales	28,824	28,660
Gross profit	4,165	5,199
Selling and administrative expenses	4,046	4,533
Operating profit	119	666

Interest and financing expense	279	353
Other income	-	(902)
Income/(loss) before provision for income taxes	(160)	1,215

Provision for/(benefit from) income taxes	(59)	449
Net income/(loss)	$(101)	$766

Net income/(loss) per common and common equivalent share:
Basic	$(0.01)	$0.08
Diluted	(0.01)	0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	9,647,210	9,645,942
Diluted	9,968,147	10,004,359

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; restated; in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			766		766
Stock-based compensation		135			135
Directors' fees paid in stock		11			11
Employee stock plan purchases		10			10

Balances, December 30, 2011	$108	$42,816	$(6,881)	$(1,435)	$34,608

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Shareholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss			(101)		(101)
Stock-based compensation		157			157
Directors' fees paid in stock		5			5
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		8			8
Shares withheld for payment of taxes upon vesting of restricted stock		(29)			(29)
Employee stock plan purchases		54			54

Balances, December 28, 2012	$110	$43,269	$(1,054)	$(1,435)	$40,890

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

THREE MONTH PERIODS ENDED DECEMBER 28, 2012 and DECEMBER 30, 2011

(unaudited; in thousands; restated)

	Three Months Ended
	December 28,	December 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(101)	$766
Non-cash adjustments:
Stock-based compensation	157	135
Depreciation and amortization	1,140	1,015
Change in contingent consideration	-	(907)
Directors' fees paid in stock	5	11
Loss on sale of fixed assets	-	5
Reserve for doubtful accounts	36	107
Deferred tax expense	(159)	395
Changes in current assets and liabilities:	-
Accounts receivable	2,878	(123)
Inventories	(2,011)	(730)
Other current assets	(352)	(183)
Accounts payable	(3,337)	2,262
Accrued expenses	(876)	(178)
Customer deposits	(56)	(12)
Net cash flows from operating activities	(2,676)	2,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,211)	(1,242)
Proceeds from disposal of fixed assets	-	17
Net cash flows from investing activities	(1,211)	(1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	20,284	17,017
Repayments of revolving credit facility	(14,617)	(16,582)
Repayments under loan agreements and notes	(1,697)	(1,783)
Proceeds from exercise of stock options	8	-
Proceeds from employee stock plan purchases	54	10
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-
Net cash flows from financing activities	4,003	(1,338)

Net cash flows for the period	116	-
Cash and cash equivalents, beginning of period	2,662	-
Cash and cash equivalents, end of period	$2,778	$-

Supplemental cash flow information:
Interest paid	$241	$333
Income taxes paid	99	54

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 28, 2012 and December 30, 2011 have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, including Note 18 – Quarterly Financial Data (Unaudited) which restates the Company’s unaudited financial statements for the three months ended December 30, 2011.

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

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business. Furthermore, certain covenants in the Company’s Third Amended and Restated Credit Facility Agreement with M&T restrict the Company from paying cash dividends. The Fourth Amended and Restated Credit Facility Agreement with M&T, as more fully described in Note 8 – Credit Facilities, modifies this restriction to allow dividend payments not to exceed a specified threshold.

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

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our Consolidated Balance Sheets at December 28, 2012 and September 30, 2012 and our Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the three months ended December 28, 2012 and December 30, 2011.

The summary impact of the restatement adjustments on the Company’s previously reported unaudited consolidated net income for three months ended December 28, 2012 and December 30, 2011 follows:

	Three months ended
	December 28,	December 30,
	2012	2011
	(in thousands)

Net Income - Previously reported	$239	948
Work-in-process inventory adjustments, net of tax	(340)	(182)
Net Income - Restated	$(101)	766

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

The impact of the restatement on the previously issued Consolidated Balance Sheets and our Consolidated Statements of Income and Cash Flows for the three months then ended follows:

	Consolidated Balance Sheets
	December 28, 2012			September 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(unaudited)
ASSETS	(in thousands, except share and per share data)
Current assets:
Cash	$2,778	$-	$2,778	$2,662	$-	$2,662
Accounts receivable, net of allowance	20,279	-	20,279	23,193	-	23,193
Inventories, net	21,898	(2,190)	19,708	19,348	(1,651)	17,697
Deferred income taxes	1,366	-	1,366	1,365	-	1,365
Other current assets	753	-	753	401	-	401
Total current assets	47,074	(2,190)	44,884	46,969	(1,651)	45,318

Fixed assets, net	17,318	-	17,318	17,120	-	17,120
Intangible assets, net	5,398	-	5,398	5,511	-	5,511
Goodwill	13,810	-	13,810	13,810	-	13,810
Deferred income taxes	5,392	784	6,176	5,433	585	6,018
Other assets	107	-	107	121	-	121

Total assets	$89,099	$(1,406)	$87,693	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,380	$-	$3,380	$6,533	$-	$6,533
Accounts payable	12,360	-	12,360	15,697	-	15,697
Accrued payroll and related expenses	1,991	-	1,991	2,676	-	2,676
Other accrued expenses	755	-	755	946	-	946
Customer deposits	90	-	90	146	-	146
Total current liabilities	18,576	-	18,576	25,998	-	25,998

Long-term debt	28,227	-	28,227	21,104	-	21,104
Total liabilities	46,803	-	46,803	47,102	-	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	-	-	-	-	-	-
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,026,733 and 10,943,185 shares, respectively Outstanding: 10,011,275 and 9,927,727 shares, respectively	110	-	110	109	-	109
Additional paid-in capital	43,269	-	43,269	43,075	-	43,075
Retained earnings/(accumulated deficit)	352	(1,406)	(1,054)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)	(1,435)	-	(1,435)
Total stockholders' equity	42,296	(1,406)	40,890	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$89,099	$(1,406)	$87,693	$88,964	$(1,066)	$87,898

	Consolidated Income Statements
	Three months ended
	December 28, 2012			December 30, 2011
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(unaudited; in thousands, except share and per share data)

Net sales	$32,989	$-	$32,989	$33,859	$-	$33,859
Cost of sales	28,285	539	28,824	28,372	288	28,660
Gross profit	4,704	(539)	4,165	5,487	(288)	5,199
Selling and administrative expenses	4,046	-	4,046	4,533	-	4,533
Operating profit	658	(539)	119	954	(288)	666

Interest and financing expense	279	-	279	353	-	353
Other income	-	-	-	(902)	-	(902)
Income/(loss) before provision for income taxes	379	(539)	(160)	1,503	(288)	1,215

Provision for/(benefit from) income taxes	140	(199)	(59)	555	(106)	449
Net income/(loss)	$239	$(340)	$(101)	$948	$(182)	$766

Net income/(loss) per common and common equivalent share:
Basic	$0.02	$(0.03)	$(0.01)	$0.10	$(0.02)	$0.08
Diluted	0.02	(0.03)	(0.01)	0.09	(0.01)	0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	9,647,210		9,647,210	9,645,942		9,645,942
Diluted	9,968,147		9,968,147	10,004,359		10,004,359

	Consolidated Statements of Cash Flow
	Three months ended
	December 28, 2012			December 30, 2011
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(unaudited; in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$239	$(340)	$(101)	$948	$(182)	$766
Non-cash adjustments:
Stock-based compensation	157	-	157	135	-	135
Depreciation and amortization	1,140	-	1,140	1,015	-	1,015
Change in contingent consideration	-	-	-	(907)	-	(907)
Directors' fees paid in stock	5	-	5	11	-	11
Loss on sale of fixed assets	-	-	-	5	-	5
Reserve for doubtful accounts	36	-	36	107	-	107
Deferred tax expense	40	(199)	(159)	501	(106)	395
Changes in current assets and liabilities:		-
Accounts receivable	2,878	-	2,878	(123)	-	(123)
Inventories	(2,550)	539	(2,011)	(1,018)	288	(730)
Other current assets	(352)	-	(352)	(183)	-	(183)
Accounts payable	(3,337)	-	(3,337)	2,262	-	2,262
Accrued expenses	(876)	-	(876)	(178)	-	(178)
Customer deposits	(56)	-	(56)	(12)	-	(12)
Net cash flows from operating activities	(2,676)	-	(2,676)	2,563	-	2,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,211)	-	(1,211)	(1,242)	-	(1,242)
Proceeds from disposal of fixed assets	-	-	-	17	-	17
Net cash flows from investing activities	(1,211)	-	(1,211)	(1,225)	-	(1,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	20,284	-	20,284	17,017	-	17,017
Repayments of revolving credit facility	(14,617)	-	(14,617)	(16,582)	-	(16,582)
Repayments under loan agreements and notes	(1,697)	-	(1,697)	(1,783)	-	(1,783)
Proceeds from exercise of stock options	8	-	8	-	-	-
Proceeds from employee stock plan purchases	54	-	54	10	-	10
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	- -	(29)	-	-	-
Net cash flows from financing activities	4,003	-	4,003	(1,338)	-	(1,338)

Net cash flows for the period	116	-	116	-	-	-
Cash and cash equivalents, beginning of period	2,662	-	2,662	-	-	-
Cash and cash equivalents, end of period	$2,778	$-	$2,778	$-	$-	$-

Supplemental cash flow information:
Interest paid	$241	$-	$241	$333	$-	$333
Income taxes paid	99	-	99	54	-	54

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Allowance for Doubtful Accounts	2012	2011
	(thousands)
Allowance, beginning of period	$406	$305
Provision for doubtful accounts	36	107
Allowance, end of period	$442	$412

NOTE 4. INVENTORIES

A summary of inventory by category at period end follows:

	December 28,	September 30,
Inventories	2012	2012
	(thousands; restated)

Raw materials	$12,489	$10,732
Work-in-process	7,229	6,564
Finished goods	1,495	1,661
Total inventories	21,213	18,957
Reserve for excess/obsolete inventory	(1,505)	(1,260)
Inventories, net	$19,708	$17,697

NOTE 5. FIXED ASSETS

A summary of fixed assets by category and accumulated depreciation at period end follows:

	December 28,	September 30,
Fixed Assets	2012	2012
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,852	9,852
Leasehold improvements	1,374	1,374
Machinery and equipment	23,449	23,085
Furniture and fixtures	5,451	5,444
Construction in progress	1,513	673
Total fixed assets, at cost	43,195	41,984
Accumulated depreciation	(25,877)	(24,864)
Fixed assets, net	$17,318	$17,120

Depreciation expense during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Depreciation Expense	2012	2011
	(thousands)

Depreciation expense	$1,013	$888

NOTE 6. INTANGIBLE ASSETS

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

NOTE 7. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the three months ended December 28, 2012.

NOTE 8. CREDIT FACILITIES

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

M&T Credit Facilities

On December 17, 2010, IEC entered into the Third Amended and Restated Credit Facility Agreement (“2010 Credit Agreement”) with M&T, replacing a prior agreement dated July 30, 2010. This 2010 Credit Agreement added a $20.0 million term loan used for the SCB acquisition; increased the limit on the revolving credit facility from $15.0 million to $20.0 million; and eliminated a minimum threshold for variable interest tied to London interbank offered rate(“Libor”). The basic structure of the agreement and many of the terms and conditions remained unchanged from the prior agreement. Except as otherwise noted below, the revolving credit facility and term loan borrowings under the 2010 Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense (“EBITDARS”), as defined.

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

Individual debt facilities provided under the 2010 Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million is available through December 17, 2013. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories will be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At December 28, 2012, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $11.9 million and $13.1 million during the three months ended December 28, 2012 and December 30, 2011, respectively.

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
$31,607

*Includes Revolver balance of $3,379 as of December 28, 2012.

NOTE 9. INCOME TAXES

Provision for income taxes during the three month periods follows:

	Three Months Ended
	December 28,	December 30,
Income Tax Provision	2012	2011
	(thousands; restated)
Provision for income taxes	$(59)	$449

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

NOTE 10. WARRANTY RESERVES

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

NOTE 11. STOCK-BASED COMPENSATION

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

NOTE 12. MARKET SECTORS AND MAJOR CUSTOMERS

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

NOTE 13. LITIGATION

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

NOTE 15. RETIREMENT PLAN

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

Forward-Looking Statements: This Quarterly Report on Form 10-Q/A contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect,” “intend,” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Additional risks and uncertainties resulting from the restatement of our financial statements included in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Exchange does not concur that the Company has regained compliance with the Exchange listing standards and the Company’s listing agreement, or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

All forward-looking statements included in this Report on Form 10-Q/A are made only as of the date of the Original 10-Q Filing. We undertake no obligation to, and may not, publicly update any forward-looking statements to reflect events or circumstances that subsequently occur or which we become aware of after the Original 10-Q Filing. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and in any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended on Form 10-K/A, and in the Company’s subsequently filed SEC reports. You should read this document and the documents that we incorporate by reference into this Report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Three Month Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	December 28,	December 30,
Income Statement Data	2012	2011
	(thousands; restated)

Net sales	$32,989	$33,859
Gross profit	4,165	5,199
Selling and administrative expenses	4,046	4,533
Interest and financing expense	279	353
Other income	-	(902)
Income before provision for income taxes	(160)	1,215
Provision for income taxes	(59)	449
Net (loss)/income	$(101)	$766

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

Our first fiscal quarter gross profit decreased $1.0 million to 12.6% of sales from 15.4% of sales in the first quarter of the prior fiscal year. Lower sales volume and unfavorable changes in product mix at some locations was partially offset by higher sales volume and favorable changes in product mix at others. Lower than anticipated sales volumes at some locations reduced leverage on fixed overhead costs. In addition, we anticipated higher revenue volumes and incurred higher indirect labor as a result.

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

Interest expense decreased to $279 thousand in the first fiscal quarter from $353 thousand in the same quarter of the prior fiscal year. The decrease is the result of reductions in our term debt and interest rates, partially offset by an increase in average revolving debt. Average borrowings in the most recent fiscal quarter were lower than the first quarter of the prior fiscal year due to the repayment of term loans partially offset by increased revolving debt. Interest rates on the majority of our debt are variable based on the ratio of Debt to EBITDARS (earnings before interest, taxes, depreciation, amortization, rent payments and non-cash stock compensation expense). The weighted average interest rate on IEC's debt was 0.73% lower than in the first quarter of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the consolidated financial statements included in this Quarterly Report.

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

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, amounted to $1.1 million in the three months ended December 28, 2012, compared to $1.5 million in three months ended December 30, 2011. The decrease was driven by a $0.9 million decrease in net income, as well as a $0.6 million lower add-back for deferred taxes. The decrease in cash flow from operations was partially offset by the absence of an add-back related to contingent consideration. The net change in current asset and liability accounts used $3.8 million of cash in the fiscal quarter ended December 28, 2012, compared to generating $1.0 million of cash for the fiscal quarter ended December 30, 2011. This is due to decreases in accounts receivable and accounts payable and an increase in inventory resulting from lower sales volume.

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

The Company's primary borrowing arrangement as of December 28, 2012 was provided in the Third Amended and Restated Credit Facility Agreement ("2010 Credit Agreement") entered into with Manufacturers and Traders Trust Company ("M&T") in December 2010, as amended and supplemented thereafter. Key provisions are more particularly described in Note 8 - Credit Facilities to the consolidated financial statements contained in this Quarterly Report. They define a borrowing base and describe various affirmative and negative covenants, including financial covenants. On January 18, 2013, the Company and M&T entered into a Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), key provisions of which also are described in Note 8 – Credit Facilities to the consolidated financial statements contained in this Quarterly Report. The terms of the 2013 Credit Agreement provide that measurement of financial covenants will not occur until the end of the fiscal quarter ending in March 2013. Such financial covenants remain unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve-month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation. As a result of the restatement as described in Note 2 - Restatement of Consolidated Financial Statements, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. As of December 28, 2012, the Company had $31.6 million of debt, comprised of $31.1 million with variable interest rates and $0.5 million with fixed rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of December 28, 2012 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $311 thousand. As more fully described in Note 8 – Credit Facilities to the consolidated financial statement included in this Quarterly Report, after giving effect to the 2013 Credit Agreement and the Swap Transaction on January 18, 2013, the Company had $31.2 million of debt outstanding and had increased the portion of debt with effectively fixed rates of interest from $0.5 million to $24.4 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Prior to the filing of our Original 10-Q Filing, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by the Original 10-Q Filing. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 28, 2012, the Company’s disclosure controls and procedures were effective.

Subsequent to our Original 10-Q Filing and in connection with the restatement discussed elsewhere in this Form 10-Q/A, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory, as discussed in greater detail in Item 9A of our Form 10-K/A filed with the SEC on or about the date of filing of this Form 10-Q/A (the “2012 Form 10-K/A”). As a result of this identification of a material weakness, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2012. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 28, 2012, solely as a result of the material weakness referred to above. To address this material weakness, we have implemented certain remedial measures, as described in our 2012 Form 10-K/A.

Changes in internal control over financial reporting

As reported in our Original 10-Q Filing, during the fiscal quarter ended December 28, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness described above, which related to accounting for work-in-process inventory, was identified after the end of the period covered by the Original 10-Q Filing. As stated above, we have taken steps subsequent to the period covered by this Form 10-Q/A to address this material weakness. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings:

As discussed in the Explanatory Note to this Form 10-Q/A, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is reporting to NYSE MKT under its formal plan to regain compliance, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the CEO and CFO seeking unspecified compensatory damages). From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements contained in Part I of this Quarterly Report, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

Item 1A.  Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as amended by our Form 10-K/A filed with the SEC on or about the date of filing of this Form 10-Q/A.

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

IEC Electronics Corp.
(Registrant)

July 3, 2013	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

July 3, 2013	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.

Form 10-Q/A for Quarter Ended December 28, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fourth Amended and Restated Credit Facility Agreement, dated January 18, 2013, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.2	ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.3	Schedule to ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
10.4	Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2013 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101	The following items from this Quarterly Report on Form 10-Q/A formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

