Form 10-Q
period 2013-03-29
IEC ELECTRONICS CORP
filed 2013-07-03
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2013

or

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

Common Stock, $0.01 par value – 9,991,291 shares as of June 27, 2013

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 29, 2013 (Unaudited) and September 30, 2012 (Restated)	3

	Consolidated Income Statements for the six month periods ended March 29, 2013 (Unaudited) and March 30, 2012 (Unaudited, Restated)	4

	Consolidated Statements of Changes in Stockholders' Equity for the six month periods ended March 29, 2013 (Unaudited) and March 30, 2012 (Unaudited, Restated)	5

	Consolidated Statements of Cash Flows for the six month periods ended March 29, 2013 (Unaudited) and March 30, 2012 (Unaudited, Restated)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

Index to Exhibits		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 29, 2013 and SEPTEMBER 30, 2012

(in thousands, except share and per share data)

	March 29,	September 30,
	2013	2012
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$2,781	$2,662
Accounts receivable, net of allowance	20,190	23,193
Inventories, net	17,868	17,697
Deferred income taxes	1,389	1,365
Other current assets	754	401
Total current assets	42,982	45,318

Fixed assets, net	17,744	17,120
Intangible assets, net	5,285	5,511
Goodwill	13,810	13,810
Deferred income taxes	7,119	6,018
Other assets	95	121

Total assets	$87,035	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,929	$6,533
Accounts payable	12,925	15,697
Accrued payroll and related expenses	2,258	2,676
Other accrued expenses	920	946
Customer Deposits	39	146
Total current liabilities	19,071	25,998

Long-term debt	27,756	21,104
Other long-term liabilities	227	-
Total liabilities	47,054	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 10,996,361 and 10,943,185 shares, respectively Outstanding: 9,980,903 and 9,927,727 shares, respectively	109	109
Additional paid-in capital	43,505	43,075
Retained earnings/(accumulated deficit)	(2,198)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	39,981	40,796

Total liabilities and stockholders' equity	$87,035	$87,898

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE and SIX MONTH PERIODS ENDED MARCH 29, 2013 and MARCH 30, 2012

(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
		(restated)		(restated)
Net sales	$33,681	$38,020	$66,671	$71,878
Cost of sales	30,782	29,937	59,606	58,597
Gross profit	2,899	8,083	7,065	13,281
Selling and administrative expenses	4,311	3,770	8,357	8,307
Operating profit/(loss)	(1,412)	4,313	(1,292)	4,974

Interest and financing expense	359	292	638	644
Other (income)/expense	56	58	57	(849)
Income/(loss) before provision for income taxes	(1,827)	3,963	(1,987)	5,179

Provision for/(benefit from) income taxes	(683)	1,465	(742)	1,913
Net income/(loss)	$(1,144)	$2,498	$(1,245)	$3,266

Net income/(loss) per common and common equivalent share:
Basic	$(0.12)	$0.26	$(0.13)	$0.34
Diluted	(0.12)	0.25	(0.13)	0.33

Weighted average number of common and common equivalent shares outstanding:
Basic	9,675,089	9,666,920	9,661,304	9,656,431
Diluted	9,751,224	10,038,406	9,726,483	9,951,727

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

SIX MONTH PERIODS ENDED MARCH 29, 2013 and MARCH 30, 2012

(unaudited; restated; in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			3,266		3,266
Stock-based compensation		245			245
Directors' fees paid in stock		22			22
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		9			9
Employee stock plan purchases		17			17

Balances, March 30, 2012	$109	$42,952	$(4,381)	$(1,435)	$37,245

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

Net income/(loss)			(1,245)		(1,245)
Stock-based compensation		354			354
Forfeitures	(1)	1			-
Directors' fees paid in stock		10			10
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		41			41
Shares withheld for payment of taxes upon vesting of restricted stock		(29)			(29)
Employee stock plan purchases		54			54

Balances, March 29, 2013	$109	$43,505	$(2,198)	$(1,435)	$39,981

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

SIX MONTH PERIODS ENDED MARCH 29, 2013 and MARCH 30, 2012

(unaudited; in thousands)

	Six Months Ended
	March 29,	March 30,
	2013	2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,245)	$3,266
Non-cash adjustments:
Stock-based compensation	354	245
Depreciation and amortization	2,353	2,070
Change in contingent consideration	-	(871)
Directors' fees paid in stock	10	22
Loss on sale of fixed assets	-	4
Reserve for doubtful accounts	156	125
Deferred tax expense (benefit)	(1,125)	1,913
Changes in current assets and liabilities:
Accounts receivable	2,847	(1,681)
Inventories	(171)	(2,451)
Other current assets	(351)	(9)
Accounts payable	(2,772)	3,553
Accrued expenses	(444)	(515)
Customer deposits	(107)	(66)
Other long term liabilities	227	-
Net cash flows from operating activities	(268)	5,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,688)	(1,698)
Proceeds from disposal of fixed assets	-	18
Net cash flows from investing activities	(2,688)	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	27,828	29,622
Repayments of revolving credit facility, including refinancing	(30,813)	(30,081)
Borrowings under other loan agreements and notes, including refinancing	24,000	-
Repayments under loan agreements and notes, including refinancing	(17,967)	(3,492)
Debt issuance costs	(39)	-
Proceeds from exercise of stock options	41	9
Proceeds from employee stock plan purchases	54	17
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-
Net cash flows from financing activities	3,075	(3,925)

Net cash flows for the period	119	-
Cash and cash equivalents, beginning of period	2,662	-
Cash and cash equivalents, end of period	$2,781	$-

Supplemental cash flow information:
Interest paid	$463	$604
Income taxes paid	367	74

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

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended March 29, 2013 and March 30, 2012 have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, including Note 18 – Quarterly Financial Data (Unaudited) in which the results for the quarters ended in fiscal 2012 were restated. The fiscal 2012 financial information presented in these unaudited consolidated financial statements for comparative purposes reflects the impact of the restatement.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY. In the six month period of the prior fiscal year, cash receipts and disbursements were used to repay or draw on IEC’s revolving credit facility and cash balances were de minimis.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC during fiscal 2012 or fiscal 2013.

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

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T and were leased back under a five-year operating lease. The sold assets were removed from the accounts and a minimal loss on the transaction is being amortized over the lease term.

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred. If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings. No material charges for legal contingencies have been recorded by IEC during fiscal 2012 or fiscal 2013.

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required. Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

Grants from Outside Parties

Grants from outside parties are recorded as other long-term liabilities and are amortized over the same period during which the associated fixed assets are depreciated.

Derivative Financial Instruments

The Company actively monitors its exposure to interest rate risk and from time to time uses derivative financial instruments to manage the impact of this risk. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate, nor does the Company use derivative instruments where it does not have underlying exposures. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company’s instruments are recorded in the consolidated balance sheets at fair value in other assets or other long-term liabilities.

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, borrowings and an interest rate swap agreement. IEC believes that recorded value approximates fair value for all cash, accounts receivable, accounts payable and accrued liabilities.

ASC 820 (Fair Value Measurements and Disclosures) defines fair value, establishes a framework for measurement, and prescribes related disclosures. ASC 820 defines fair value as the price that would be received upon sale of an asset or would be paid to transfer a liability in an orderly transaction. Inputs used to measure fair value are categorized under the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

Level 3: Model-derived valuations in which one or more significant inputs are unobservable.

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.

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

Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Material management revenue amounted to less than 5% of total revenue in fiscal 2012 and fiscal 2013.

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

Any interest or penalties incurred are reported as interest expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2009 through fiscal 2012. The Company is currently under federal income tax audit for fiscal 2011 and does not expect a material impact on the financial statements.

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

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Shares for EPS Calculation	2013	2012	2013	2012

Weighted average shares outstanding	9,675,089	9,666,920	9,661,304	9,656,431
Incremental shares	76,135	371,486	65,179	295,296
Diluted shares	9,751,224	10,038,406	9,726,483	9,951,727

Options excluded from diluted shares as the effect of including these shares would have been anti-dilutive	65,000	142,500	65,000	108,000

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business. Furthermore, the Company’s Fourth Amended and Restated Credit Facility Agreement with M&T includes certain restrictions on paying cash dividends.

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

FASB Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued on February 5, 2013 to be effective for fiscal years beginning after December 15, 2012. This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The update requires an entity to separately present the amount reclassified out of AOCI income for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification does not go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. The new requirements impact disclosure only and will take effect for the Company at the beginning of fiscal 2014.

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the fiscal year ended September 30, 2012, the interim fiscal quarter and year to date periods within the year ended September 30, 2012 and the fiscal quarter ended December 28, 2012.

The summary impact of the restatement adjustments on the Company’s previously reported unaudited consolidated net income for the three months and six months ended March 30, 2012 follows:

	Three months ended	Six months ended
	March 30,	March 30,
	2012	2012
Net Income - Previously reported	$2,607	$3,556
Work-in-process inventory adjustments, net of tax	(109)	(290)
Net Income - Restated	$2,498	$3,266

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

The impact of the restatement on the previously issued Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows for the three months and six months then ended follows:

	Consolidated Balance Sheet
	September 30, 2012
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$2,662	$-	$2,662
Accounts receivable, net of allowance	23,193	-	23,193
Inventories, net	19,348	(1,651)	17,697
Deferred income taxes	1,365	-	1,365
Other current assets	401	-	401
Total current assets	46,969	(1,651)	45,318

Fixed assets, net	17,120	-	17,120
Intangible assets, net	5,511	-	5,511
Goodwill	13,810	-	13,810
Deferred income taxes	5,433	585	6,018
Other assets	121	-	121
Total assets	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$-	$6,533
Account payable	15,697	-	15,697
Accrued payroll and related expenses	2,676	-	2,676
Other accrued expenses	946	-	946
Customer deposits	146	-	146
Total current liabilities	25,998	-	25,998

Long-term debt	21,104	-	21,104
Total liabilities	47,102	-	47,102

STOCKHOLDERS' EQUITY	-	-	-
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,943,185 and 10,839,997 shares, respectively
Outstanding: 9,927,727 and 9,824,539 shares, respectively	109	-	109
Additional paid-in capital	43,075	-	43,075
Accumulated income (deficit)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total stockholders' equity	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$88,964	$(1,066)	$87,697

	Consolidated Income Statements
	Three months ended			Six months ended
	March 30, 2012			March 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$38,020	$-	$38,020	$71,878	$-	$71,878
Cost of sales	29,764	173	29,937	58,136	461	58,597
Gross profit	8,256	(173)	8,083	13,742	(461)	13,281
Selling and administrative expenses	3,770	-	3,770	8,307	-	8,307
Operating profit	4,486	(173)	4,313	5,435	(461)	4,974

Interest and financing expense	292	-	292	644	-	644
Other (income)/expense	58	-	58	(849)	-	(849)
Income before provision for income taxes	4,136	(173)	3,963	5,640	(461)	5,179

Provision for income taxes	1,529	(64)	1,465	2,084	(171)	1,913
Net income	$2,607	$(109)	$2,498	$3,556	$(290)	$3,266

Net income per common and common equivalent share:
Basic	$0.27	$(0.01)	$0.26	$0.37	$(0.03)	$0.34
Diluted	0.26	(0.01)	0.25	0.36	(0.03)	0.33
Weighted average number of common and common equivalent shares outstanding:
Basic	9,666,920		9,666,920	9,656,431		9,656,431
Diluted	10,038,406		10,038,406	9,951,727		9,951,727

	Consolidated Statement of Cash Flow
	Six months ended
	March 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,556	$(290)	$3,266
Non-cash adjustments:
Stock-based compensation	245	-	245
Depreciation and amortization	2,070	-	2,070
Change in contingent consideration	(871)	-	(871)
Directors' fees paid in stock	22	-	22
(Gain)/loss on sale of fixed assets	4	-	4
Reserve for doubtful accounts	125	-	125
Deferred tax expense	2,084	(171)	1,913
Changes in current assets and liabilities:
Accounts receivable	(1,681)	-	(1,681)
Inventories	(2,912)	461	(2,451)
Other current assets	(9)	-	(9)
Accounts payable	3,553	-	3,553
Accrued expenses	(515)	-	(515)
Customer deposits	(66)	-	(66)
Net cash flows from operating activities	5,605	-	5,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,698)	-	(1,698)
Proceeds from (net cost of) disposal of fixed assets	18	-	18
Net cash flows from investing activities	(1,680)	-	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	29,622	-	29,622
Repayments of revolving credit facility	(30,081)	-	(30,081)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(3,492)	-	(3,492)
Proceeds from exercise of stock options	9	-	9
Proceeds from employee stock plan purchases	17	-	17
Net cash flows from financing activities	(3,925)	-	(3,925)

Net cash flows for the period	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$604	$-	$604
Income taxes paid	74	-	74

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the six month periods follows:

	Six Months Ended
	March 29,	March 30,
Allowance for Doubtful Accounts	2013	2012
	(thousands)
Allowance, beginning of period	$406	$305
Provision for doubtful accounts	171	125
Write-offs	(15)	-
Allowance, end of period	$562	$430

NOTE 4. INVENTORIES

A summary of inventory by category at period end follows:

	March 29,	September 30,
Inventories	2013	2012
	(thousands)
		(restated)

Raw materials	$12,428	$10,732
Work-in-process	5,379	6,564
Finished goods	1,888	1,661
Total inventories	19,695	18,957
Reserve for excess/obsolete inventory	(1,827)	(1,260)
Inventories, net	$17,868	$17,697

NOTE 5. FIXED ASSETS

A summary of fixed assets by category and accumulated depreciation at period end follows:

	March 29,	September 30,
Fixed Assets	2013	2012
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	9,891	9,852
Leasehold improvements	1,374	1,374
Machinery and equipment	24,003	23,085
Furniture and fixtures	5,868	5,444
Construction in progress	1,980	673
Total fixed assets, at cost	44,672	41,984
Accumulated depreciation	(26,928)	(24,864)
Fixed assets, net	$17,744	$17,120

Depreciation expense during the three and six month periods follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Depreciation Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Depreciation expense	$1,051	$928	$2,064	$1,816

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

IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders. That intangible asset is being amortized evenly over its contractual life.

Albuquerque’s building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB. The tax abatement was valued at $360 thousand at date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.

A summary of intangible assets by category and accumulated amortization at period end follows:

	March 29,	September 30,
Intangible Assets	2013	2012
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,075)	(849)
Intangible assets, net	$5,285	$5,511

Amortization expense during the three and six month periods follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Amortization Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Intangible amortization expense	$113	$113	$226	$226

A summary of amortization expense for the next five years follows:

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending March 29,
2014	$452
2015	452
2016	447
2017	432
2018 and thereafter	3,502

NOTE 7. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the six months ended March 29, 2013.

NOTE 8. CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		Interest Rate		Balances
	Variable		March 29,	September 30,	March 29,	September 30,
Debt	Rate	Maturity	2013	2012	2013	2012
			(percents)		(thousands)
M&T borrowings:
Revolving credit facility	v	01/18/16	2.50	3.00	$3,603	$6,588
Term loan A	f	02/01/22	3.98		9,815	-
Term loan B	v	02/01/23	2.70		13,882	-
SCB term loan	v	12/17/15		3.25	0	13,000
Albuquerque term loan	v	12/16/14		3.25	0	2,250
Albuquerque mortgage loan	v	03/30/18	2.75	3.25	3,133	3,267
Celmet term loan	v	07/30/15		3.25	0	1,166
Equipment loans (2)	v	12/17/13		3.25	0	672
Equipment loans (3)	f	11/01/12		2.93	0	108
Energy loan	f	04/02/13	2.08	2.08	3	23

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13	3.00	3.00	149	463
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					30,685	27,637
Less: current portion					(2,929)	(6,533)
Long-term debt					$27,756	$21,104

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above.

Note: Rates noted above are before impact of interest rate swap.

M&T Credit Facilities

On January 18, 2013, the Company and M&T entered into the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), replacing a prior agreement dated December 17, 2010 (“2010 Credit Agreement”). Many of the terms, conditions and covenants remain unchanged from the 2010 Credit Agreement. Borrowings under the 2013 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries.

Individual debt facilities provided under the 2013 Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At March 29, 2013, the upper limit on Revolver borrowings was $19.6 million. Average available balances amounted to $13.3 million and $12.9 million during the six months ended March 29, 2013 and March 30, 2012, respectively.

The Company incurs quarterly unused commitment fees approximating 0.125% of the excess of $20 million over average borrowings under the Revolver. Fees incurred amounted to $11 thousand and $17 thousand during the six months ended March 29, 2013, and March 30, 2012, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

(b) Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in 108 monthly installments of $93 thousand.

(c) Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 monthly installments of $117 thousand.

(d) Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity.

(e) Energy Loan (also referred to as the "NYSERDA” loan): $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal is being repaid in 60 equal monthly installments.

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio as described in the table below. The Company was in compliance with these three covenants at September 30, 2012 but was not in compliance with these financial covenants at March 29, 2013 and has obtained a waiver from M&T with respect to such noncompliance. In addition, on May 15, 2013 we have obtained an amendment to the 2013 Credit Agreement (the “2013 Covenant Amendment”) which modifies the total Debt to twelve months EBITDARS ratio and fixed charge coverage ratio covenants as follows:

•	Debt to EBITDARS: (a)

2013 Credit Agreement, before amendment:

3/31/2013 through and including 9/29/2013	< 3.00 to 1.00
9/30/2013 and thereafter	<2.75 to 1.00

2013 Credit Agreement, after amendment:

6/28/2013 through and including 12/27/2013	< 3.25 to 1.00
12/28/2013 through and including 3/28/2014	<3.00 to 1.00
3/29/2014 and thereafter	< 2.75 to 1.00

•	Fixed Charge Coverage Ratio: (b)

2013 Credit Agreement, before amendment:

3/31/2013 and thereafter	< 1.25 to 1.00

2013 Credit Agreement, after amendment:

6/28/2013	>0.95 to 1.00
9/30/2013	>1.00 to 1.00
12/27/2013	>1.15 to 1.00
3/28/2014 and thereafter	>1.25 to 1.00

(a) The ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.

(b) The ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt. Rental payments for the remainder of the lease term ending June 2013 total $66 thousand. Although the financial covenants remained unchanged prior to the 2013 Covenant Amendment, it should be noted that the terms of the 2013 Credit Agreement did not require measurement of financial covenants for the first quarter of fiscal 2013. The waiver received by the Company for failure to comply with the financial covenants at March 29, 2013 does not affect the quarterly calculation of the applicable margin based upon Total Debt to EBITDARS that is added to the LIBOR Rate to determine the interest rate applicable to the Revolver and Albuquerque Mortgage Loan. The higher ratio based on financial covenant levels at March 29, 2013 will result in an increase of 0.5% in the effective rate applicable to those two loans and an increase of 0.375% in the unused commitment fee for the Revolver.

Significant modifications made in the 2013 Credit Agreement to the financing arrangements previously in effect under the 2010 Credit Agreement include:

•	Consolidation of all outstanding term debt, except the Albuquerque Mortgage Loan and the Energy Loan, and an $8,876,237 portion of outstanding loans under the Revolver, into two new and increased term loans, described below (“Term Loan A” and “Term Loan B”);
•	Creation of a new Term Loan A in the original principal amount of $10,000,000, bearing interest at the fixed rate of 3.98% per annum, payable in equal monthly principal payments of $92,593 each plus accrued interest, with a final maturity date of February 1, 2022;
•	Creation of a new Term Loan B in the original principal amount of $14,000,000, bearing interest at a variable rate equal to 2.50 percentage points above the LIBOR in effect from time to time, payable in equal monthly principal payments of $116,667 each plus accrued interest, with a final maturity date of February 1, 2023;
•	Extension of the maturity date of the Albuquerque Mortgage Loan from December 16, 2014 to February 1, 2018, with no change to the monthly principal payments of $22,222 each plus accrued interest;
•	Modification of the interest rate applicable to the Albuquerque Mortgage Loan from (i) a range on the applicable quarterly adjustment date of 2.50% to 3.75% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 2.00% to 3.25% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);
•	Continuation of the Revolver in the maximum available principal amount of the lesser of $20,000,000 or the amount available under the borrowing base (the formula for which, and interest rate surcharge applicable to optional over-base advances, remains unchanged), with an outstanding principal balance immediately after the closing of $3,656,140;
•	Extension of the maturity date of the Revolver from December 17, 2013 to January 18, 2016;
•	Modification of the interest rate applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 2.25% to 3.50% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 1.75% to 3.00% above LIBOR based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);
•	Modification of the unused fee applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 to 3.25:1.00), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 to 2.75:1.00);

•	Elimination of mandatory prepayments based upon excess cash flow;
•	Continuation, unchanged, of existing financial covenants requiring minimum quarterly EBITDARS, a maximum Debt to twelve month EBITDARS ratio, and minimum Fixed Charge Coverage Ratio, all measured at the end of each quarter commencing with the quarter ending in March 2013 (but later modified in the 2013 Covenant Amendment); and
•	Modification of the prohibition against dividends and stock repurchases to permit an aggregate maximum of $3,500,000 of such distributions prior to February 1, 2023 absent default at the time of the applicable payment.

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T entered into an interest rate swap arrangement (“Swap Transaction”). The Swap Transaction is for a notional amount of $14,000,000 with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B. Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B Spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%.

The 2010 Credit Agreement provided for various debt facilities as detailed below. The revolving credit facility and term loan borrowings under the 2010 Credit Agreement bear interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's ratio of Debt to EBITDARS.

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

Individual debt facilities provided under the 2010 Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million was available through December 17, 2013. The Company could borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories would be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances were further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.

(b) SCB Term Loan: $20 million was borrowed on December 17, 2010 and principal was being repaid in 60 equal monthly installments. This loan was paid off in January 2013.

(c) Albuquerque Term Loan: $5 million was borrowed on December 16, 2009, and principal was being repaid in 60 equal monthly installments. This loan was paid off in January 2013.

(d) Albuquerque Mortgage Loan: $4 million was borrowed on December 16, 2009. The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity.

(e) Celmet Term Loan: $2 million was borrowed on July 30, 2010, and principal was being repaid in 60 equal monthly installments. This loan was paid off in January 2013.

(f) Equipment Line of Credit: Up to $1.5 million, reduced by outstanding loans, was available through December 17, 2013. The line was available for purchases of capital equipment. Borrowings under the line were supported by individual notes that specify interest and principal repayment terms. The Company had the option to select whether the interest rate was fixed or variable. Equal payments of principal were being made over 48 months for two of the loans and over 60 months for one loan. These loans were paid off in January 2013.

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

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(thousands)
Twelve months ending March 29,
2014	$2,929
2015	2,778
2016*	6,381
2017	2,778
2018 and thereafter	15,819
$30,685

*Includes Revolver balance of $3,603 as of March 29, 2013.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

The Company uses an interest rate swap agreement to manage its exposure to changes in interest rates of the Company’s variable rate debt. The swap agreement is recorded in the consolidated balance sheet at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for the interest rate swap are recognized in interest expense.

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T entered into an interest rate swap arrangement (“Swap Transaction”). The Swap Transaction is for a notional amount of $14,000,000 with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B. Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B Spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%.

The fair value of the interest rate swap agreement represented a liability of $0.04 million as of March 29, 2013 and was estimated based on Level 2 inputs. The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended March 29, 2013 within interest expense.

The fair value of the interest rate swap recorded in other long-term liabilities in the consolidated balance sheet as of March 29, 2013 is $0.04 million.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either assets or liabilities measured at fair value. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. As of March 29, 2013, the interest rate swap agreement is a liability of $0.04 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted. Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet. The fair value and carrying value of Term Loan A at March 29, 2013 are $8.2 million and $9.8 million, respectively. The fair value of the remainder of the Company’s debt approximated carrying value at March 29, 2013 as it is variable rate debt. The fair value of the Company’s debt agreements approximated carrying value at September 30, 2012.

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

A summary of additions to and charges against IEC's warranty reserves during the six month periods follows:

	Six Months Ended
	March 29,	March 30,
Warranty Reserve	2013	2012
	(thousands)
Reserve, beginning of period	$388	$448
Provision	(36)	(18)
Warranty costs	$(59)	(58)
Reserve, end of period	293	$372

NOTE 12. DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates. These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects. During the quarter ended March 29, 2013, the Company received grant proceeds of $0.18 million, from such grant programs.

One of the Company’s grants is a loan to grant agreement. The Company has signed a promissory note, which will be forgiven if certain employment targets are obtained at future dates. If the employment targets are not obtained, the Company is obligated to repay the loan with interest. As the Company intends to comply with these agreements, the Company has recorded the funds received as deferred grants and customer deposits on the balance sheet.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations. One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets. There has been no amortization recorded for the deferred grants through March 29, 2013.

NOTE 13. STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting of the Stockholders. This plan replaces IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. Awards are generally granted to certain members of management and employees, as well as directors. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock-based awards granted through December 2011, were made under the 2001 Plan. Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $354 thousand and $245 thousand in the six months ended March 29, 2013 and March 30, 2012, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options follows:

	Six Months Ended
	March 29,	March 30,
Valuation of Options	2013	2012

Assumptions for Black-Scholes:
Risk-free interest rate	0.55%	0.65%
Expected term in years	4.0	4.0
Volatility	49%	51%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	50,000	43,500
Weighted average fair value per share	$2.65	$1.93
Fair value of options granted (000's)	$133	$84

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 29, 2013		March 30, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	280,789	$3.81	371,339	$3.32
Granted	50,000	6.91	43,500	4.84
Exercised	(18,650)	2.16	(11,000)	1.24
Forfeited	(45,756)	5.09	(59,900)	4.50
Expired	(4,000)	2.24	(5,000)	0.55
Outstanding, end of period	262,383	$4.22	338,939	$3.46

For options expected to vest
Number expected to vest	218,426	$3.83	321,992	$3.46
Weighted average remaining term, in years	3.5		4.2
Intrinsic value (000s)		$469		$498

For exercisable options
Number exercisable	117,783	$2.17	139,239	$1.73
Weighted average remaining term, in years	1.9		2.5
Intrinsic value (000s)		$422		$456

For non-exercisable options
Expense not yet recognized (000s)		$173		$269
Weighted average years to become exercisable	2.6		1.7

For options exercised
Intrinsic value (000s)		$88		$46

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Six Months Ended
	March 29, 2013		March 30, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Grant Date	Number	Grant Date
Stock Options	of Options	Fair Value	of Options	Fair Value

Non-vested, beginning of period	157,150	$2.42	241,100	$2.02
Granted	50,000	2.65	43,500	1.93
Vested	(16,794)	2.33	(25,000)	0.88
Forfeited	(45,756)	2.51	(59,900)	2.13
Non-vested, end of period	144,600	$2.49	199,700	$2.11

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 29, 2013		March 30, 2012
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	339,939	$5.66	284,476	$5.76
Granted	88,208	6.86	74,825	4.99
Vested	(45,587)	4.92	(17,744)	5.90
Shares withheld for payment of taxes upon vesting of restricted stock	(4,441)	4.70	-
Forfeited	(83,103)	5.70	(8,400)	4.32
Outstanding, end of period	295,016	$6.13	333,157	$5.62

For non-vested shares
Expense not yet recognized (000s)		$891		$1,176
Weighted average remaining years for vesting		2.8		2.2

For shares vested
Aggregate fair value on vesting dates (000s)		$336		$90

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price for purchases after October 1, 2011. Employee contributions to the plan were $40 thousand and $54 thousand in the six months ended March 29, 2013 and March 30, 2012, respectively. Compensation expense recognized under the ESPP was $4 thousand and $6 thousand in the six months ended March 29, 2013 and March 30, 2012, respectively. On May 21, 2013, in connection with the restatement of the Company’s financial statements described herein, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP. The Company expects to resume operation of the ESPP with the purchase period beginning April 1, 2014.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members are granted common stock for certain services provided. During the six months ended March 29, 2013 and March 30, 2012, board members were granted 1,480 and 4,304 shares of common stock, respectively. The Company recognized compensation expense related to Board members of $10 thousand and $22 thousand during the six months ended March 29, 2013 and March 30, 2012, respectively.

NOTE 14. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $16 thousand during the six months ended March 29, 2013, and $17 thousand during the six months ended March 30, 2012. There were no other Company contributions to the plan during the two periods.

NOTE 15. INCOME TAXES

Provision for income taxes during the three and six month periods follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Income Tax Provision	2013	2012	2013	2012
	(thousands)		(thousands)
		(restated)		(restated)

Provision for/(benefit from) income taxes	$(683)	$1,465	$(742)	$1,913

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

NOTE 16. MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
% of Sales by Sector	2013	2012	2013	2012

Military & Aerospace	50%	43%	53%	39%
Medical	18%	20%	19%	23%
Industrial	24%	28%	20%	27%
Communications & Other	8%	9%	8%	11%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the six months ended March 29, 2013.  For this period, one customer in the Industrial sector represented 15.5% of sales and one customer in the Medical sector represented 10.0% of sales. Two individual customers represented 10% or more of sales for the six months ended March 30, 2012. One customer in the Medical sector represented 20.0% of sales and one customer in the Industrial sector represented 18.9% of sales. One customer represented 10% or more of receivables at 12.9% as of March 29, 2013. Two individual customers represented 10% or more of receivables, aggregated to 22.9% of outstanding receivable balances at March 30, 2012.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history. Customers generally are not required to post collateral.

NOTE 17. LITIGATION

As discussed in Note 2 to these unaudited consolidated financial statements, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is reporting to NYSE MKT under its formal plan to regain compliance, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO). From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Contractual
Lease
Future Rental Obligations	Payments
(thousands)
Twelve months ending March 29,
2014	$540
2015	120
2016	5
2017	2

Rent expense during the three and six month periods follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
Rent Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Rent expense	$296	$330	$653	$644

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, as well as Note 18 – Quarterly Financial Data (Unaudited) to the Company’s consolidated financial statements included in its Annual Report on Form 10-K/A for fiscal 2012, which restates the Company’s unaudited financial statements for the quarterly periods ended during fiscal 2012. The fiscal 2012 financial information presented in this Management’s Discussion and Analysis for comparative purposes reflects the impact of the restatement.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Additional risks and uncertainties resulting from the restatement of our financial statements included in our Quarterly Report on Form 10-Q/A for the quarter ended December 28, 2012 and our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Exchange does not concur that the Company has regained compliance with the Exchange listing standards and the Company’s listing agreement, or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as amended on Form 10-K/A and in the Company’s subsequently filed SEC reports. You should read this document and the documents that we incorporate by reference into this Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A (“Form 10-K/A”) and Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), both filed with the Securities and Exchange Commission (the “SEC”) on or about the date of this Quarterly Report, that it was restating its financial statements for the periods described herein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB. The Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013. Comparative information for the Fiscal 2012 Restated Periods, as well as for Q1-2013, included in this Quarterly Report reflect information contained in the financial statements as so restated.

Three Month Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	March 29,	March 30,
Income Statement Data	2013	2012
	(thousands)
		(restated)

Net sales	$33,681	$38,020
Gross profit	2,899	8,083
Selling and administrative expenses	4,311	3,770
Interest and financing expense	359	292
Other (income)/expense	56	58
Income/(loss) before provision for income taxes	(1,827)	3,963
Provision for/(benefit from) income taxes	(683)	1,465
Net income/(loss)	$(1,144)	$2,498

As more fully described in Note 2 - Restatement of Consolidated Financial Statements, the Company has restated its financial statements for the three and six month periods ended March 30, 2012.

Revenue decreased in the second quarter of fiscal 2013 by $4.3 million or 11.4% as compared to the second quarter of the prior fiscal year. Aggregate revenue decreases in the medical, industrial and communications & other market sectors of $5.1 million were partially offset by increased revenue in the military & aerospace market sector of $0.8 million. Revenue for the medical market sector decreased $1.5 million primarily due to decreased demand from a customer upon completion of a recall program. Revenue for the industrial market sector decreased $2.4 million primarily due to delayed demand from one of our customers and a strategic decision by another customer to dual source product to mitigate risk. Revenue for the communications & other market sector also decreased by $1.2 million primarily due to decreased demand from two customers, one of which is now producing a component part in house, partially offset by revenue from a new customer. Military & aerospace revenue increased $1.2 million due primarily to revenue related to new programs from existing customers, revenue from a new customer and releases in military funding. These increases were partially offset by a $0.4 million decrease in revenue from one of our aerospace customers that discontinued outsourcing a product to us and used its excess capacity, created by decreased end-customer demand to manufacture it in house.

Our second fiscal quarter gross profit decreased $5.2 million to 8.6% of sales from 21.3% of sales in the second quarter of the prior fiscal year. Lower sales volume and unfavorable changes in product mix at some locations were partially offset by higher sales volume and favorable changes in product mix at others. Lower than anticipated sales volumes at some locations reduced leverage on fixed manufacturing costs. In addition, higher indirect labor costs were incurred as a result of anticipated higher revenue volumes, which did not materialize. Our gross profit was also impacted by costs of resolving technical problems for a telecom customer.

Selling and administrative ("S&A") expense increased $0.5 million to 12.8% of revenue in the second fiscal quarter of 2013, as compared to 9.9% in the same quarter of the prior fiscal year. The increase in S&A expense for the second fiscal quarter of 2013 was primarily driven by the recognition of $0.4 million of severance to former employees.

Interest expense was relatively consistent compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances decreased to $31.1 million for the second quarter of fiscal 2013 from $32.5 million for the same quarter of the prior fiscal year. Average borrowings in the second quarter of fiscal 2013 were lower than the second quarter of the prior fiscal year due to the repayment of term loans. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.09% lower than in the second quarter of the prior fiscal year. Lower average borrowings and interest rates were offset by the impact of the swap as well as covenant waiver fees. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report.

The benefit from income taxes was $0.7 million for the second quarter of fiscal 2013 as compared to a provision for income taxes of $1.5 million for the second quarter of the prior fiscal year, primarily resulting from a decrease in pretax income/(loss). The effective tax rate for the second fiscal quarter has remained relatively consistent as a percent of pretax income/(loss) compared to the same quarter in the prior fiscal year.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal and New York state income tax purposes. At the end of fiscal 2012, the carryforwards amounted to approximately $16.7 million and $25.0 million for federal and New York State, respectively. The carryforwards expire in varying amounts between 2020 and 2025 unless utilized prior to these dates. The Company estimates that the federal and state NOLs will produce future tax benefits totaling $5.1 million.

Six Month Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
	March 29,	March 30,
Income Statement Data	2013	2012
	(thousands)
		(restated)

Net sales	$66,671	$71,878
Gross profit	7,065	13,281
Selling and administrative expenses	8,357	8,307
Interest and financing expense	638	644
Other (income)/expense	57	(849)
Income before provision for income taxes	(1,987)	5,179
Provision for/(benefit from) income taxes	(742)	1,913
Net income/(loss)	$(1,245)	$3,266

As more fully described in Note 2 - Restatement of Consolidated Financial Statements, the Company has restated its financial statements for the three and six month periods ended March 30, 2012.

Revenue decreased for the first six months of this fiscal year compared to the same period in fiscal 2012 by $5.2 million or 7.2%. Aggregate revenue decreases in the medical, industrial and communications & other market sectors of $12.7 million were partially offset by increased revenue in the military & aerospace market sector of $7.5 million. Revenue for the medical market sector decreased $4.1 million primarily due to decreased demand from a customer due to completion of a recall program partially offset by an increase in revenue related to new programs from an existing customer and increased demand from an existing customer for an ongoing program. Revenue for the industrial market sector decreased $5.2 million primarily due to delayed demand from one of our customers and a strategic decision by another customer to dual source product to mitigate risk. Revenue for the communications & other market sector also decreased by $3.4 million primarily due to decreased demand from two customers, one of which is now producing a component part in house, partially offset by revenue from a new customer. Military & aerospace revenue increased to 53% of revenue in the first six months of this fiscal year compared to 39% in the same period in fiscal 2012. The $8.8 million increase in military & aerospace revenue was due primarily to revenue related to new programs from existing customers, revenue from a new customer and releases in military funding. These increases were partially offset by a $1.3 million decrease in revenue from one of our aerospace customers that discontinued outsourcing a product to us and used its excess capacity, created by decreased end-customer demand, to manufacture it in house.

Our gross profit for the first six months of this fiscal year decreased $6.2 million to 10.6% of sales from 18.5% of sales in the prior fiscal year. Lower sales volume and unfavorable changes in product mix at some locations were partially offset by higher sales volume and favorable changes in product mix at others. Lower than anticipated sales volumes at some locations reduced leverage on fixed manufacturing costs. In addition, higher indirect labor costs were incurred as a result of anticipated higher revenue volumes, which did not materialize.

S&A expense increased $0.1 million to 12.5% of revenue for the first six months of the current fiscal year compared to 11.6% of sales in the same period of the prior fiscal year. S&A expense for the first six months of the current fiscal year included $0.4 million of severance to former employees, the impact of which was offset by lower payroll related costs, including bonus, and commission expense due to lower sales volumes.

Interest expense was $0.6 million in the first six months of both the current fiscal year and the prior fiscal year. IEC’s average outstanding debt balances decreased to $30.0 million for the first six months of the current fiscal year from $33.3 million for the prior fiscal year. Average borrowings in the current fiscal year were lower than the prior fiscal year due to the repayment of term loans. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.09% lower than in the first six months of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report.

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

The benefit from income taxes was $0.7 million for the first six months of the current fiscal year as compared to a provision for income taxes of $1.9 million for the prior fiscal year, primarily resulting from a decrease in pretax income/(loss). The effective tax rate for the first six months of the current fiscal year has remained relatively consistent as a percent of pretax income/(loss) compared to the prior fiscal year.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, was $0.5 million in the six months ended March 29, 2013, compared to $6.8 million in the six months ended March 30, 2012. The decrease was primarily driven by a $4.5 million decrease in net income, as well as a $3.0 million lower add-back for deferred taxes. The net change in current asset and liability accounts used $0.8 million of cash in the six months ended March 29, 2013, compared to using $1.2 million of cash for the six months ended March 30, 2012.

Investing activities utilized $2.7 million of cash flow in the six months ended March 29, 2013 and $1.7 million for the six month period of the prior fiscal year. Cash was used for the purchase of equipment and building improvements.

For the six months ended March 29, 2013, borrowings on the revolving credit facility represented the majority of cash generated from financing activities. Cash was also used to pay term loans, mortgage loans and the revolving credit facility. During the quarter ended March 29, 2013, net borrowings were $3.0 million, and for the quarter ended March 30, 2012, net repayments were $3.9 million.

On January 18, 2013, the Company and M&T entered into a Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”). The refinancing converted a portion of the outstanding balance of the revolving credit facility to term debt, however did not change the aggregate principal outstanding under the M&T credit agreements. Other key provisions of the financing, including financial covenants, are described in Note 8 – Credit Facilities to the unaudited consolidated financial statements contained in this Quarterly Report.

As of March 29, 2013, borrowings under the revolving credit facility (“Revolver”) amounted to $3.6 million, and the maximum available was $19.6 million. Borrowings on the Revolver in the first six months of the current fiscal year were used to fund working capital changes discussed above. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement remain unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of debt to twelve month EBITDARS that is below a specified limit, and (iii) a minimum fixed charge coverage ratio. EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012. The Company was not in compliance with these financial covenants at March 29, 2013 and has obtained a waiver from M&T with respect to such noncompliance. In addition, we have obtained an amendment to the 2013 Credit Agreement which modifies the total debt to twelve months EBITDARS ratio and fixed charge coverage ratio covenants as more particularly described in Note 8 – Credit Facilities to the consolidated financial statements contained in this Quarterly Report.

		Calculated Amount At
		March 29,		September 30,
Debt Covenant	Limit at March 29, 2013	2013	(a)	2012
				(restated)
Quarterly EBITDARS (000s)	Minimum $1,500	$39		$4,033
Total debt to EBITDARS	Maximum 3.00x	3.05	x	1.65	x
Fixed charge coverage ratio (b)	Minimum 1.25x	1.22	x	2.00	x

(a) Compliance waived

(b) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three Months Ended		Twelve Months Ended
	March 29,	September 30,	March 29,	September 30,
	2013	2012	2013	2012
	(thousands)		(thousands)
		(restated)		(restated)

Net income/(loss)	$(1,144)	$1,586	$2,184	$6,694
Provision for/(benefit from) income taxes	(683)	711	1,015	3,670
Depreciation and amortization expense	1,213	1,119	4,580	4,297
Interest and financing expense	359	297	1,220	1,227
Rent expense (M&T sale-leaseback)	97	97	389	389
Non-cash stock compensation	197	223	682	595
EBITDARS	$39	$4,033	$10,070	$16,872

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

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our 2012 Annual Report on Form 10-K/A filed for the fiscal year ended September 30, 2012. During the quarter ended March 29, 2013 there were no material changes to these policies.

Recently Issued Accounting Standards

See Note 1 - Our Business and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in this Quarterly Report for further information concerning recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.

The Company actively monitors its exposure to interest rate risk and from time to time uses derivative financial instruments to manage the impact of this risk. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate, nor does the Company use derivative instruments where it does not have underlying exposures. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

As of March 29, 2013, the Company had $30.7 million of debt, comprised of $20.6 million with variable interest rates and $10.1 million with fixed rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period. To the extent not mitigated by our interest rate swap agreement, a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million. As more fully described in Note 8 – Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report, the Swap Transaction increases the portion of debt with effectively fixed rates of interest from $10.1 million to $24.0 million.

The Company is exposed to credit risk to the extent of non-performance by M&T under the 2013 Credit Agreement and the Swap Transaction. M&T’s credit rating (reaffirmed A- by Fitch in April 2013) is monitored by the Company, and IEC expects that M&T will perform in accordance with the terms of the 2013 Agreement and the Swap Transaction.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, solely as a result of the material weakness discussed in greater detail in our Form 10-K/A filed with the SEC on or about the date of filing of this Quarterly Report (the “2012 Form 10-K/A”), our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2013, the Company’s disclosure controls and procedures were not effective. To address this material weakness, we have implemented certain remedial measures, as described in our 2012 Form 10-K/A.

Changes in internal control over financial reporting

Management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory at SCB, as discussed in greater detail in Item 9A of our 2012 Form 10-K/A. To address this material weakness, we have implemented certain remedial measures, as described in Item 9A of our 2012 Form 10-K/A, which description is incorporated by reference herein. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as described above, during the quarter ended March 29, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings:

As discussed in the Explanatory Note to this Form 10-Q, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is reporting to NYSE MKT under its formal plan to regain compliance, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages). From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements contained in Part I of this Quarterly Report, individually or in the aggregate, will have a material, adverse effect on the Company’s consolidated financial position.

Item 1A. Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, as filed with the SEC on or about the date of filing of this Quarterly Report.

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
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended March 29, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Supplemental Salary Continuation and Non-Competition Agreement and Release of Claims, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2013 and incorporated herein by reference)
10.2*	Restricted Stock Award Agreement Amendment 1, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2013 and incorporated herein by reference)
10.3	First Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

*Management contract or compensatory plan or arrangement

