Form 10-Q
period 2013-06-28
IEC ELECTRONICS CORP
filed 2013-08-12
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2013

or

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

Common Stock, $0.01 par value – 9,991,291 shares as of July 28, 2013

		Page
		Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 28, 2013 (Unaudited) and September 30, 2012 (Restated)	3

	Consolidated Income Statements for the three and nine month periods ended June 28, 2013 (Unaudited) and June 29, 2012 (Unaudited, Restated)	4

	Consolidated Statements of Changes in Stockholders' Equity for the nine month periods ended June 28, 2013 (Unaudited) and June 29, 2012 (Unaudited, Restated)	5

	Consolidated Statements of Cash Flows for the nine month periods ended June 28, 2013 (Unaudited) and June 29, 2012 (Unaudited, Restated)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		43

Index to Exhibits		44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 28, 2013 and SEPTEMBER 30, 2012

(in thousands, except share and per share data)

	June 28,	September 30,
	2013	2012
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$3,103	$2,662
Accounts receivable, net of allowance	22,944	23,193
Inventories, net	21,671	17,697
Deferred income taxes	1,365	1,365
Other current assets	800	401
Total current assets	49,883	45,318

Fixed assets, net	18,316	17,120
Intangible assets, net	5,172	5,511
Goodwill	13,810	13,810
Deferred income taxes	6,919	6,018
Other assets	374	121

Total assets	$94,474	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,778	$6,533
Accounts payable	17,133	15,697
Accrued payroll and related expenses	2,251	2,676
Other accrued expenses	919	946
Customer deposits	12	146
Total current liabilities	23,093	25,998

Long-term debt	30,630	21,104
Other long-term liabilities	185	-
Total liabilities	53,908	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,006,749 and 10,943,185 shares, respectively
Outstanding: 9,991,291 and 9,927,727 shares, respectively	109	109
Additional paid-in capital	43,708	43,075
Retained earnings/(accumulated deficit)	(1,816)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)

Total stockholders' equity	40,566	40,796

Total liabilities and stockholders' equity	$94,474	$87,898

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

THREE and NINE MONTH PERIODS ENDED JUNE 28, 2013 and JUNE 29, 2012

(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
		(restated)		(restated)
Net sales	$35,154	$36,022	$101,824	$107,900
Cost of sales	29,995	29,170	89,601	87,767
Gross profit	5,159	6,852	12,223	20,133
Selling and administrative expenses	4,552	3,879	12,909	12,185
Operating profit/(loss)	607	2,973	(686)	7,948

Interest and financing expense	10	285	648	930
Other (income)/expense	(9)	(201)	47	(1,050)
Income/(loss) before provision for income taxes	606	2,889	(1,381)	8,068

Provision for/(benefit from) income taxes	224	1,046	(518)	2,960

Net income/(loss)	$382	$1,843	$(863)	$5,108

Net income/(loss) per common and common equivalent share:
Basic	$0.04	$0.19	$(0.09)	$0.53
Diluted	0.04	0.18	(0.09)	0.51

Weighted average number of common and common equivalent shares outstanding:
Basic	9,702,446	9,682,423	9,675,120	9,665,095
Diluted	9,810,707	10,008,393	9,675,120	9,931,172

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY

NINE MONTH PERIODS ENDED JUNE 28, 2013 and JUNE 29, 2012

(unaudited; in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income			5,108		5,108
Stock-based compensation		372			372
Directors' fees paid in stock		32			32
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		46			46
SCB escrow settlement retirement of stock		(414)			(414)
Employee stock plan purchases		64			64

Balances, June 29, 2012, restated	$109	$42,759	$(2,539)	$(1,435)	$38,894

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2012, restated	$109	$43,075	$(953)	$(1,435)	$40,796

Net income/(loss)			(863)		(863)
Stock-based compensation		494			494
Forfeitures	(1)	1			-
Directors' fees paid in stock		10			10
Restricted (non-vested) stock grants	1	(1)			-
Exercise of stock options		60			60
Shares withheld for payment of taxes upon vesting of restricted stock		(29)			(29)
Employee stock plan purchases		98			98

Balances, June 28, 2013	$109	$43,708	$(1,816)	$(1,435)	$40,566

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

NINE MONTH PERIODS ENDED JUNE 28, 2013 and JUNE 29, 2012

(unaudited; in thousands)

	Nine Months Ended
	June 28,	June 29,
	2013	2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(863)	$5,108
Non-cash adjustments:
Stock-based compensation	494	372
Depreciation and amortization	3,574	3,178
Change in contingent consideration	-	1,096
Directors' fees paid in stock	10	32
Loss on sale of fixed assets	-	14
Reserve for doubtful accounts	117	133
Deferred tax expense (benefit)	(901)	2,959
Changes in operating assets and liabilities:
Accounts receivable	132	(3,388)
Inventories	(3,974)	(2,448)
Other current assets	(399)	(235)
Other long term assets	(288)	-
Accounts payable	1,436	721
Accrued expenses	(452)	(487)
Customer deposits	(134)	(132)
Other long term liabilities	185	-
Net cash flows from operating activities	(1,063)	6,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,357)	(2,492)
Proceeds from disposal of fixed assets	-	46
Net cash flows from investing activities	(4,357)	(2,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	43,284	48,488
Repayments of revolving credit facility, including refinancing	(33,825)	(47,915)
Borrowings under other loan agreements and notes, including refinancing	24,000	-
Repayments under loan agreements and notes, including refinancing	(27,688)	(5,160)
Debt issuance costs	(39)	-
Proceeds from exercise of stock options	60	46
Proceeds from employee stock plan purchases	98	64
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-
Net cash flows from financing activities	5,861	(4,477)

Net cash flows for the period	441	-
Cash and cash equivalents, beginning of period	2,662	-
Cash and cash equivalents, end of period	$3,103	$-

Supplemental cash flow information:
Interest paid	$782	$859
Income taxes paid	367	229

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months and nine months ended June 28, 2013 and June 29, 2012 have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 (“FY2012 10-K/A”), including Note 18 – Quarterly Financial Data (Unaudited) in which the results for the quarters ended in fiscal 2012 were restated. The fiscal 2012 financial information presented in these unaudited consolidated financial statements for comparative purposes reflects the impact of the restatement.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T"), a banking corporation headquartered in Buffalo, NY. In the nine month period of the prior fiscal year, cash receipts and disbursements were used to repay or draw on IEC’s revolving credit facility and cash balances were de minimis.

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

In June 2008, IEC entered into a sale-leaseback arrangement with M&T under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T and were leased back under a five-year operating lease. The sold assets were removed from the accounts and a minimal loss on the transaction was amortized over the initial lease term. During the third quarter of fiscal 2013, the operating lease terminated and the assets were repurchased for $0.4 million pursuant to a purchase option in the sale-leaseback arrangement.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during the nine months ended June 28, 2013 or June 29, 2012.

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

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
Shares for EPS Calculation	2013	2012	2013	2012

Weighted average shares outstanding	9,702,446	9,682,423	9,675,120	9,665,095
Incremental shares	108,261	325,970	-	266,077

Diluted shares	9,810,707	10,008,393	9,675,120	9,931,172

Anti-dilutive shares excluded	164,850	204,477	139,823	213,194

As a result of the net loss for the nine month period ended June 28, 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We restated our consolidated financial statements for the fiscal year ended September 30, 2012, the interim fiscal quarter and year to date periods within the year ended September 30, 2012, as reported in the FY2012 10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter.

The summary impact of the restatement adjustments on the Company’s previously reported unaudited consolidated net income for the three months and nine months ended June 29, 2012 follows:

	Three months ended	Nine months ended
	June 29,	June 29,
	2012	2012

Net Income - Previously reported	$2,203	$5,759
Work-in-process inventory adjustments, net of tax	(360)	(651)
Net Income - Restated	$1,843	$5,108

The Company identified an error in accounting for work-in-process inventory at SCB, one of its wholly owned subsidiaries. During the quarter ended March 29, 2013 the Company began to analyze the cost structure of SCB including labor, overhead and selling and administrative expenses. Throughout the second half of fiscal 2012 and the first half of fiscal 2013 SCB’s expenses incurred increased each period. Over the same period, the labor and overhead capitalized into work-in-process inventory also increased. The Company initially believed the increase in capitalized work-in-process labor and overhead resulted from unfavorable variances due to increased expenses in relation to revenue during those periods. Upon further review, it was determined the Company overcapitalized labor and overhead costs in SCB’s work-in-process inventory. The overcapitalization was a result of failure to accurately factor in the stage of completion for the work-in-process inventory.

The impact of the restatement on the previously issued Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows for the three months and nine months ended follows:

	Consolidated Balance Sheet
	September 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
ASSETS
Current assets:
Cash	$2,662	$-	$2,662
Accounts receivable, net of allowance	23,193	-	23,193
Inventories, net	19,348	(1,651)	17,697
Deferred income taxes	1,365	-	1,365
Other current assets	401	-	401
Total current assets	46,969	(1,651)	45,318

Fixed assets, net	17,120	-	17,120
Intangible assets, net	5,511	-	5,511
Goodwill	13,810	-	13,810
Deferred income taxes	5,433	585	6,018
Other assets	121	-	121
Total assets	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$-	$6,533
Accounts payable	15,697	-	15,697
Accrued payroll and related expenses	2,676	-	2,676
Other accrued expenses	946	-	946
Customer deposits	146	-	146
Total current liabilities	25,998	-	25,998

Long-term debt	21,104	-	21,104
Total liabilities	47,102	-	47,102

STOCKHOLDERS' EQUITY
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,943,185 shares
Outstanding: 9,927,727 shares	109	-	109
Additional paid-in capital	43,075	-	43,075
Accumulated income (deficit)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total stockholders' equity	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$88,964	$(1,066)	$87,898

	Consolidated Income Statements
	Three months ended			Nine months ended
	June 29, 2012			June 29, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$36,022	$-	$36,022	$107,900	$-	$107,900
Cost of sales	28,607	563	29,170	86,743	1,024	87,767
Gross profit	7,415	(563)	6,852	21,157	(1,024)	20,133
Selling and administrative expenses	3,879	-	3,879	12,185	-	12,185
Operating profit	3,536	(563)	2,973	8,972	(1,024)	7,948

Interest and financing expense	285	-	285	930	-	930
Other (income)/expense	(201)	-	(201)	(1,050)	-	(1,050)
Income before provision for income taxes	3,452	(563)	2,889	9,092	(1,024)	8,068

Provision for income taxes	1,249	(203)	1,046	3,333	(373)	2,960
Net income	$2,203	$(360)	$1,843	$5,759	$(651)	$5,108

Net income per common and common equivalent share:
Basic	$0.23	$(0.04)	$0.19	$0.60	$(0.07)	$0.53
Diluted	0.22	(0.04)	0.18	0.58	(0.07)	0.51
Weighted average number of common and common equivalent shares outstanding:
Basic	9,682,423		9,682,423	9,665,095		9,665,095
Diluted	10,008,393		10,008,393	9,931,172		9,931,172

	Consolidated Statement of Cash Flow
	Nine months ended
	June 29, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,759	$(651)	$5,108
Non-cash adjustments:
Stock-based compensation	372	-	372
Depreciation and amortization	3,178	-	3,178
Change in contingent consideration	1,096	-	1,096
Directors' fees paid in stock	32	-	32
(Gain)/loss on sale of fixed assets	14	-	14
Reserve for doubtful accounts	133	-	133
Deferred tax expense	3,333	(374)	2,959
Changes in current assets and liabilities:
Accounts receivable	(3,388)	-	(3,388)
Inventories	(3,473)	1,025	(2,448)
Other current assets	(235)	-	(235)
Accounts payable	721	-	721
Accrued expenses	(487)	-	(487)
Customer deposits	(132)	-	(132)
Net cash flows from operating activities	6,923	-	6,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,492)	-	(2,492)
Proceeds from (net cost of) disposal of fixed assets	46	-	46
Net cash flows from investing activities	(2,446)	-	(2,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	48,488	-	48,488
Repayments of revolving credit facility	(47,915)	-	(47,915)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(5,160)	-	(5,160)
Proceeds from exercise of stock options	46	-	46
Proceeds from employee stock plan purchases	64	-	64
Net cash flows from financing activities	(4,477)	-	(4,477)

Net cash flows for the period	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information:
Interest paid	$859	$-	$859
Income taxes paid	229	-	229

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the nine month periods follows:

	Nine Months Ended
	June 28,	June 29,
Allowance for Doubtful Accounts	2013	2012
	(thousands)
Allowance, beginning of period	$406	$305
Provision for doubtful accounts	135	133
Write-offs	(18)	-

Allowance, end of period	$523	$438

NOTE 4. INVENTORIES

A summary of inventory by category at period end follows:

	June 28,	September 30,
Inventories	2013	2012
	(thousands)
		(restated)

Raw materials	$15,181	$10,732
Work-in-process	7,214	6,564
Finished goods	1,226	1,661
Total inventories	23,621	18,957
Reserve for excess/obsolete inventory	(1,950)	(1,260)
Inventories, net	$21,671	$17,697

NOTE 5. FIXED ASSETS

A summary of fixed assets by category and accumulated depreciation at period end follows:

	June 28,	September 30,
Fixed Assets	2013	2012
	(thousands)
Land and improvements	$1,556	$1,556
Buildings and improvements	10,947	9,852
Leasehold improvements	1,374	1,374
Machinery and equipment	25,393	23,085
Furniture and fixtures	5,907	5,444
Construction in progress	1,164	673
Total fixed assets, at cost	46,341	41,984
Accumulated depreciation	(28,025)	(24,864)
Fixed assets, net	$18,316	$17,120

Depreciation expense during the three and nine month periods follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
Depreciation Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Depreciation expense	$1,096	$980	$3,161	$2,795

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

A summary of intangible assets by category and accumulated amortization at period end follows:

	June 28,	September 30,
Intangible Assets	2013	2012
	(thousands)
Customer relationships	$5,900	$5,900
Property tax abatement	360	360
Non-compete agreement	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,188)	(849)
Intangible assets, net	$5,172	$5,511

Amortization expense during the three and nine month periods follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
Amortization Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Intangible amortization expense	$113	$113	$339	$339

A summary of amortization expense for the next five years follows:

Estimated
future
Future Amortization	amortization
(thousands)
Twelve months ending June 28,
2014	$452
2015	452
2016	439
2017	432
2018 and thereafter	3,397

NOTE 7. GOODWILL

Goodwill balances result from the acquisitions of SCB in fiscal 2011 and Celmet in fiscal 2010. There were no changes in outstanding goodwill balances during the nine months ended June 28, 2013.

NOTE 8. CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		Interest Rate		Balances
	Variable		June 28,	September 30,	June 28,	September 30,
Debt	Rate	Maturity	2013	2012	2013	2012
			(percents)		(thousands)
M&T borrowings:
Revolving credit facility Revolving credit facility	v	01/18/16	3.25	3.00	$7,171	$6,588
Term loan A	f	02/01/22	3.98		9,537	-
Term loan B	v	02/01/23	2.69		13,533	-
SCB term loan SCB term loan	v	12/17/15		3.25	-	13,000
Albuquerque term loan	v	12/16/14		3.25	-	2,250
Albuquerque mortgage loan	v	02/01/18	3.50	3.25	3,067	3,267
Celmet term loan	v	07/30/15		3.25	-	1,166
Equipment loans (2)	v	12/17/13		3.25	-	672
Equipment loans (3)	f	11/01/12		2.93	-	108
Energy loan	f	04/02/13		2.08	-	23

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13		3.00	-	463
Albuquerque industrial revenue bond	f	03/01/19	5.63	5.63	100	100
Total debt					33,408	27,637
Less: current portion					(2,778)	(6,533)
Long-term debt					$30,630	$21,104

Note: Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above for September 30, 2012. The lease terminated prior to June 28, 2013.

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

(a) Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At June 28, 2013, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $13.7 million and $13.0 million during the nine months ended June 28, 2013 and June 29, 2012, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20 million over average borrowings under the Revolver. Fees incurred amounted to $23 thousand and $25 thousand during the nine months ended June 28, 2013, and June 29, 2012, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

(b) Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in 108 monthly installments of $93 thousand.

(c) Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 monthly installments of $117 thousand.

(d) Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is effectively secured by real property in Albuquerque, NM, and principal is being repaid in monthly installments of $22 thousand plus a balloon payment due at maturity.

(e) Energy Loan (also referred to as the "NYSERDA” loan): $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal was being repaid in 60 equal monthly installments and the loan was paid in full during April 2013.

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) as described in the tables below. For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, is treated as debt. During the third quarter of fiscal 2013, the operating lease terminated and the assets were repurchased pursuant to a purchase option in the sale-leaseback arrangement.

The Company was in compliance with these three financial covenants at September 30, 2012. The terms of the 2013 Credit Agreement did not require measurement of financial covenants for the first quarter of fiscal 2013. The Company was not in compliance with these financial covenants at March 29, 2013, and was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at June 28, 2013. The Company has obtained waivers from M&T with respect to such noncompliance.

In addition, on May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as follows:

•	Debt to EBITDARS Ratio: (a)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 through and including 9/29/2013	< 3.00 to 1.00
9/30/2013 and thereafter	<2.75 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.25 to 1.00
12/28/2013 through and including 3/28/2014	<3.00 to 1.00
3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.50 to 1.00
12/28/2013 through and including 3/28/2014	<3.00 to 1.00
3/29/2014 and thereafter	< 2.75 to 1.00

•	Fixed Charge Coverage Ratio: (b)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 and thereafter	> 1.25 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013	>0.95 to 1.00
9/30/2013	>1.00 to 1.00
12/27/2013	>1.15 to 1.00
3/28/2014 and thereafter	>1.25 to 1.00

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

The Second 2013 Amendment also amended two definitions used in the calculation of the financial covenants, including: (i) the definition of net income, to add back, through the fiscal quarter ending June 27, 2014, up to $1,100,000 of legal and accounting fees associated with the restatement, and (ii) the definition of interest expense as related to Rate Management Transactions (defined in the 2013 Credit Agreement), to be “the net cash cost or benefit associated with Rate Management Transactions net cash benefit or loss”.

The waivers received by the Company for failure to comply with the financial covenants at March 29, 2013 and June 28, 2013 did not affect the quarterly calculation of the applicable interest rate margin for the Revolver and Albuquerque Mortgage Loan and the Revolver unused fees. However, the Second 2013 Amendment modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility. The applicable margins are determined based on the Debt to EBITDARS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter. The higher Debt to EBITDARS Ratio calculated as of March 29, 2013 resulted in an increase of 0.75% in the effective rate applicable to those two loans and an increase of 0.375% in the unused commitment fee for the Revolver. The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second 2013 Amendment will result in an increase of 0.25% in the effective rate applicable to the Revolver and Albuquerque Mortgage Loan and the unused commitment fee for the Revolver will remain unchanged.

Significant modifications made in the 2013 Credit Agreement to the financing arrangements previously in effect under the 2010 Credit Agreement include:

•	Consolidation of all outstanding term debt, except the Albuquerque Mortgage Loan and the Energy Loan, and an $8,876,237 portion of outstanding loans under the Revolver, into two new and increased term loans, described below (“Term Loan A” and “Term Loan B”);
•	Creation of a new Term Loan A in the original principal amount of $10,000,000, bearing interest at the fixed rate of 3.98% per annum, payable in equal monthly principal payments of $92,593 each plus accrued interest, with a final maturity date of February 1, 2022;
•	Creation of a new Term Loan B in the original principal amount of $14,000,000, bearing interest at a variable rate equal to 2.50 percentage points above the Libor in effect from time to time, payable in equal monthly principal payments of $116,667 each plus accrued interest, with a final maturity date of February 1, 2023;
•	Extension of the maturity date of the Albuquerque Mortgage Loan from December 16, 2014 to February 1, 2018, with no change to the monthly principal payments of $22,222 each plus accrued interest;
•	Modification of the interest rate applicable to the Albuquerque Mortgage Loan from (i) a range on the applicable quarterly adjustment date of 2.50% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 2.00% to 3.25% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater); but later modified in the Second 2013 Amendment to a range on the applicable quarterly adjustment date of 2.25% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater);
•	Continuation of the Revolver in the maximum available principal amount of the lesser of $20,000,000 or the amount available under the borrowing base (the formula for which, and interest rate surcharge applicable to optional over-base advances, remains unchanged), with an outstanding principal balance immediately after the closing of $3,656,140;
•	Extension of the maturity date of the Revolver from December 17, 2013 to January 18, 2016;
•	Modification of the interest rate applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 2.25% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 1.75% to 3.00% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater); but later modified in the Second 2013 Amendment to a range on the applicable quarterly adjustment date of 2.00% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater) ;
•	Modification of the unused fee applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 or less to 2.75:1.00 or greater); but later modified in the Second 2013 Amendment to a range on the applicable quarterly adjustment date of 0.250% to 0.500% based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater);
•	Elimination of mandatory prepayments based upon excess cash flow;
•	Continuation, unchanged, of existing financial covenants requiring minimum quarterly EBITDARS, a maximum Debt to twelve month EBITDARS ratio, and minimum Fixed Charge Coverage Ratio, all measured at the end of each quarter commencing with the quarter ending in June 2013 (but later modified in the 2013 Covenant Amendments); and
•	Modification of the prohibition against dividends and stock repurchases to permit an aggregate maximum of $3,500,000 of such distributions prior to February 1, 2023 absent default at the time of the applicable payment.

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

The 2010 Credit Agreement provided for various debt facilities as detailed below. The revolving credit facility and term loan borrowings under the 2010 Credit Agreement bore interest at Libor plus a margin that varies between 2.25% and 3.75% based on the Company's Debt to EBITDARS Ratio.

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

Individual debt facilities that were provided under the 2010 Credit Agreement are described below:

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

(d) Albuquerque Mortgage Loan: $4 million was borrowed on December 16, 2009. The loan is effectively secured by real property in Albuquerque, NM, and principal was being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity. The maturity date of the mortgage loan was modified from December 16, 2014 to February 1, 2018; with no change to the monthly principal payments of $22,222 each plus accrued interest.

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

(g) Energy Loan (also referred to as the "NYSERDA” loan): $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal was being repaid in 60 equal monthly installments and the loan was paid in full during April 2013.

Other Credit Facilities

(h) Seller Notes: The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes payable to the sellers and totaling $3.8 million. These notes are subordinated to borrowings under the Credit Agreement and are being repaid in quarterly installments of $160 thousand, including interest. Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings. The seller notes were paid in full during June 2013.

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

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(thousands)
Twelve months ending June 28,
2014	$2,778
2015	2,778
2016*	9,949
2017	2,778
2018 and thereafter	15,125
$33,408

*Includes Revolver balance of $7,171 as of June 28, 2013.

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

The fair value of the interest rate swap agreement represented an asset of $0.3 million as of June 28, 2013 and was estimated based on Level 2 inputs. The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended June 28, 2013 within interest expense.

The fair value of the interest rate swap recorded in other assets in the consolidated balance sheet as of June 28, 2013 is $0.3 million.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity. As of June 28, 2013, the interest rate swap agreement is a asset of $0.3 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted. Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet. The fair value and carrying value of Term Loan A at June 28, 2013 are $7.8 million and $9.5 million, respectively. The fair value of the remainder of the Company’s debt approximated carrying value at June 28, 2013 as it is variable rate debt. The fair value of the Company’s debt agreements approximated carrying value at September 30, 2012.

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

A summary of additions to and charges against IEC's warranty reserves during the nine month periods follows:

	Nine Months Ended
	June 28,	June 29,
Warranty Reserve	2013	2012
	(thousands)
Reserve, beginning of period	$388	$448
Provision	(88)	45
Warranty costs	(70)	(178)
Reserve, end of period	$230	$315

NOTE 12. DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates. These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects. During the quarter ended June 28, 2013, the Company received grant proceeds of $0.18 million, from such grant programs.

One of the Company’s grants is a loan to grant agreement. The Company has signed a promissory note, which will be forgiven if certain employment targets are obtained at future dates. If the employment targets are not obtained, the Company is obligated to repay the loan with interest. As the Company intends to comply with these agreements, the Company has recorded the funds received as other long-term liabilities on the balance sheet.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations. One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets. There has been no amortization recorded for the deferred grants through June 28, 2013.

NOTE 13. STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting of the Stockholders. This plan replaced IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. Awards are generally granted to certain members of management and employees, as well as directors. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock-based awards granted through December 2011, were made under the 2001 Plan. Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $494 thousand and $372 thousand in the nine months ended June 28, 2013 and June 29, 2012, respectively. Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years. The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options follows:

	Nine Months Ended
	June 28,	June 29,
Valuation of Options	2013	2012

Assumptions for Black-Scholes:
Risk-free interest rate	0.55%	0.65%
Expected term in years	4.0	4.0
Volatility	49%	51%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	50,000	43,500
Weighted average fair value per share	$2.65	$1.93
Fair value of options granted (000's)	$133	$84

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 28, 2013		June 29, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	280,789	$3.81	371,339	$3.32
Granted	50,000	6.91	43,500	4.84
Exercised	(30,150)	2.00	(42,500)	0.58
Forfeited	(45,756)	5.52	(63,000)	4.51
Expired	(8,500)	2.01	(5,000)	0.55

Outstanding, end of period	246,383	$4.38	304,339	$3.60

For options expected to vest
Number expected to vest	233,070	$4.28	289,122	$3.60
Weighted average remaining term, in years	3.8		4.1
Intrinsic value (000s)		$155		$718

For exercisable options
Number exercisable	106,783	$2.33	130,239	$1.70
Weighted average remaining term, in years	2.0		2.5
Intrinsic value (000s)		$155		$571

For non-exercisable options
Expense not yet recognized (000s)		$221		$225
Weighted average years to become exercisable	2.6		1.7

For options exercised
Intrinsic value (000s)		$131		$167

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Nine Months Ended
	June 28, 2013		June 29, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Grant Date	Number	Grant Date
Stock Options	of Options	Fair Value	of Options	Fair Value

Non-vested, beginning of period	157,150	$2.42	241,100	$2.02
Granted	50,000	2.65	43,500	1.93
Vested	(21,794)	2.27	(47,500)	1.04
Forfeited	(45,756)	5.52	(63,000)	4.51

Non-vested, end of period	139,600	$5.95	174,100	$2.11

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred. At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other IEC common stockholder. The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 28, 2013		June 29, 2012
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	339,939	$5.66	284,476	$5.76
Granted	88,208	6.86	98,325	5.21
Vested	(47,774)	4.98	(18,046)	5.91
Shares withheld for payment of taxes upon vesting of restricted stock	(4,441)	4.70	-
Forfeited	(74,635)	5.68	(8,400)	4.32

Outstanding, end of period	301,297	$6.12	356,355	$5.64

For non-vested shares
Expense not yet recognized (000s)		$939		$1,115
Weighted average remaining years for vesting		2.9		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$344		$92

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price for purchases after October 1, 2011. Employee contributions to the plan were $50 thousand and $84 thousand in the nine months ended June 28, 2013 and June 29, 2012, respectively. Compensation expense recognized under the ESPP was $6 thousand and $9 thousand in the nine months ended June 28, 2013 and June 29, 2012, respectively. On May 21, 2013, in connection with the restatement of the Company’s financial statements described herein, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP. The Company expects to resume operation of the ESPP with the purchase period beginning April 1, 2014.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock. During the nine months ended June 28, 2013 and June 29, 2012, board members were issued 1,480 and 6,085 shares of common stock, respectively, as payment of such meeting fees. The Company recognized compensation expense related to Board members of $10 thousand and $32 thousand during the nine months ended June 28, 2013 and June 29, 2012, respectively.

NOTE 14. RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code. Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors. For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees. Company contributions on behalf of Albuquerque employees totaled $24 thousand during the nine months ended June 28, 2013, and $25 thousand during the nine months ended June 29, 2012. There were no other Company contributions to the plan during the two periods.

NOTE 15. INCOME TAXES

Provision for income taxes during the three and nine month periods follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
Income Tax Provision	2013	2012	2013	2012
	(thousands)		(thousands)
		(restated)		(restated)

Provision for/(benefit from) income taxes	$224	$1,046	$(518)	$2,960

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $16.7 million and $25.0 million, respectively, as of September 30, 2012, expiring mainly in years 2020 through 2025. It is estimated that the federal and state NOLs will produce future tax benefits totaling $5.1 million.

In addition, $1.0 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2026. These credits cannot be utilized until the New York State net operating loss carryforward is exhausted. We have recorded a valuation allowance for these credits to the extent that we believe it is more likely than not that the tax benefit will not be realized. If the credits expire unused, the related deferred tax asset and offsetting valuation allowance will be reduced.

NOTE 16. MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
% of Sales by Sector	2013	2012	2013	2012

Military & Aerospace	47%	44%	50%	40%
Medical	20%	20%	19%	22%
Industrial	22%	26%	21%	27%
Communications & Other	11%	10%	10%	11%
	100%	100%	100%	100%

One individual customer in the Industrial sector represented 15.6% of sales for the nine months ended June 28, 2013. No other customers represented 10% or more of sales for the current nine month period.  Two individual customers represented 10% or more of sales for the nine months ended June 29, 2012: one customer in the Industrial sector represented 19.6% of sales and one customer in the Medical sector represented 16.5% of sales. No individual customers represented 10% or more of receivables at June 28, 2013, while two customers accounted for 22.8% of outstanding receivable balances at June 29, 2012.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history. Customers generally are not required to post collateral.

NOTE 17. LITIGATION

As discussed in Note 2 to these unaudited consolidated financial statements, the Company restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages, which complaint the Company believes is without merit).

From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Leases

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Contractual
Lease
Future Rental Obligations	Payments
(thousands)
Twelve months ending June 28,
2014	$385
2015	49
2016	4
2017	1

Rent expense during the three and nine month periods follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
Rent Expense	2013	2012	2013	2012
	(thousands)		(thousands)

Rent expense	$293	$351	$946	$995

Purchase Commitments

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of operating results; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Additional risks and uncertainties resulting from the restatement of our financial statements included in our Quarterly Report on Form 10-Q/A for the quarter ended December 28, 2012 and our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations, (v) result in delisting of the Company’s stock from the Exchange if the Company fails to meet any Exchange listing standard, or fails to comply with its listing agreement with the Exchange, during the twelve months ending July 9, 2014 or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A (“Form 10-K/A”) and Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), both filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB. The Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013. Comparative information for the Fiscal 2012 Restated Periods, as well as for Q1-2013, included in this Quarterly Report reflect information contained in the financial statements as so restated.

Three Month Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	June 28,	June 29,
Income Statement Data	2013	2012
	(thousands)
		(restated)

Net sales	$35,154	$36,022
Gross profit	5,159	6,852
Selling and administrative expenses	4,552	3,879
Interest and financing expense	10	285
Other (income)/expense	(9)	(201)
Income/(loss) before provision for income taxes	606	2,889
Provision for/(benefit from) income taxes	224	1,046

Net income/(loss)	$382	$1,843

As more fully described in Note 2 - Restatement of Consolidated Financial Statements, the Company has restated its financial statements for the three and nine month periods ended June 29, 2012.

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
	June 28,	June 29,
% of Sales by Sector	2013	2012

Military & Aerospace	47%	44%
Medical	20%	20%
Industrial	22%	26%
Communications & Other	11%	10%
	100%	100%

Revenue decreased in the third quarter of fiscal 2013 by $0.9 million or 2.4% as compared to the third quarter of the prior fiscal year. Aggregate revenue decreases in the industrial and communications & other market sectors of $1.7 million were partially offset by increased revenue in the military & aerospace and medical market sectors of $0.8 million. Revenue for the industrial market sector decreased $1.7 million primarily due to a strategic decision by one customer to dual source product to mitigate risk and decreased demand from another customer. Revenue for the communications & other market sector remained flat. Decreased demand from two customers, one of which is now producing a component part in house, was offset by revenue from a new customer. The net increase in military & aerospace revenue was $0.8 million. Military & aerospace revenue increases of $2.6 million were primarily due to revenue related to new programs from existing customers and revenue from a new customer. These increases were partially offset by a $1.1 million decrease in revenue from one of our aerospace customers and a $0.7 million decrease from another customer due to decreased demand. The aerospace customer chose to manufacture products in house in order to use excess capacity caused by decreased end-customer demand. Revenue for the medical market sector increased $0.1 million primarily due to increased demand from an existing customer for an ongoing program and a new program from an existing customer, partially offset by decreased demand from a customer upon completion of the customer’s product recall program.

Our third fiscal quarter gross profit decreased $1.7 million over the prior year, and decreased to 14.7% of sales from 19.0% of sales in the third quarter of the prior fiscal year. Product mix in the third quarter of the current year caused a portion of the decrease. This shift in product mix is primarily the result of increased revenue in the telecom industry and some of our military customers for which we earn lower margins. We anticipate continued growth in the telecom industry and expect margins in this industry to remain somewhat consistent with the third fiscal quarter. Lower than anticipated sales volumes at our largest location reduced leverage on fixed manufacturing costs. In addition, despite the current sales volume, we continue to maintain overhead at one of our locations to support higher sales expected in future periods.

Selling and administrative ("S&A") expense increased $0.7 million, and represented 12.9% of revenue in the third quarter of fiscal 2013, as compared to 10.8% in the same quarter of the prior fiscal year. The increase in S&A expense for the third quarter of fiscal 2013 was primarily driven by legal and other restatement related expenses of $1.1 million partially offset by decreased wage and related expenses. Wage and related expenses decreased as a result of changes in the company’s organizational structure made during the second quarter of the current fiscal year and lower bonus expense due to operating results.

Interest expense decreased $0.3 million compared to the same quarter of the prior fiscal year. The decrease in interest expense was primarily due to increases in the fair value of the interest rate swap of $0.3 million during the third quarter. IEC’s average outstanding debt balances increased to $31.7 million for the third quarter of fiscal 2013 from $29.7 million for the same quarter of the prior fiscal year. Average borrowings in the third quarter of fiscal 2013 were higher than the third quarter of the prior fiscal year due to increases in the revolver balance subsequent to the consolidation of a portion of the revolver into term debt during the second quarter of fiscal 2013. This increase was partially offset by the repayment of term loans. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.02% lower than in the third quarter of the prior fiscal year. Interest expense was also impacted by covenant waiver fees. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report.

The provision for income taxes was $0.2 million for the third quarter of fiscal 2013 as compared to $1.0 million for the third quarter of the prior fiscal year, primarily resulting from a decrease in pretax income. The effective tax rate for the third fiscal quarter has remained relatively consistent as a percent of pretax income/(loss) compared to the same quarter in the prior fiscal year.

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

Nine Month Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
	June 28,	June 29,
Income Statement Data	2013	2012
	(thousands)
		(restated)

Net sales	$101,824	$107,900
Gross profit	12,223	20,133
Selling and administrative expenses	12,909	12,185
Interest and financing expense	648	930
Other (income)/expense	47	(1,050)
Income/(loss) before provision for income taxes	(1,381)	8,068
Provision for/(benefit from) income taxes	(518)	2,960

Net income/(loss) Net income/(loss)	$(863)	$5,108

As more fully described in Note 2 - Restatement of Consolidated Financial Statements, the Company has restated its financial statements for the three and nine month periods ended June 29, 2012.

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Nine Months Ended
	June 28,	June 29,
% of Sales by Sector	2013	2012

Military & Aerospace	50%	40%
Medical	19%	22%
Industrial	21%	27%
Communications & Other	10%	11%
	100%	100%

Revenue decreased for the first nine months of this fiscal year compared to the same period in fiscal 2012 by $6.1 million or 5.6%. Aggregate revenue decreases in the medical, industrial and communications & other market sectors of $13.5 million were partially offset by increased revenue in the military & aerospace market sector of $7.4 million. Revenue for the medical market sector decreased $4.0 million primarily due to decreased demand from a customer due to completion of its product recall program partially offset by an increase in revenue related to new programs from an existing customer and increased demand from an existing customer for an ongoing program. Revenue for the industrial market sector decreased $7.4 million primarily due to a strategic decision by one customer to dual source product to mitigate risk and decreased demand from another customer. Revenue for the communications & other market sector also decreased by $2.0 million primarily due to decreased demand from two customers, one of which is now producing a component part in house, partially offset by revenue from a new customer. Military & aerospace revenue increased $7.4 million and represented 50% of revenue in the first nine months of fiscal 2013 compared to 40% in the same period in fiscal 2012. Increases of $13.5 million in military & aerospace revenue were due primarily to revenue related to new programs from existing customers and revenue from new customers. These increases were partially offset by a $2.5 million decrease in revenue from one of our aerospace customers that discontinued outsourcing a product to us and in order to use its excess capacity created by decreased end-customer demand to manufacture it in house, and decreased demand at three customers aggregating $3.6 million.

Our gross profit for the first nine months of this fiscal year decreased $7.9 million from the first nine months of the prior fiscal year, and decreased to 12.0% of sales from 18.7% of sales in the prior fiscal year. Product mix in the first nine months of the current year caused a portion of the decrease. This shift in product mix is primarily the result of increased revenue in the telecom industry and from some of our military customers for which we earn lower margins. We anticipate continued growth in the telecom industry and expect margins in this industry to remain somewhat consistent with the current nine month period. Our gross profit during the current nine month period was also impacted by costs of resolving technical problems for a telecom customer. Various other factors contributed to the decrease in gross profit. Pricing pressures at one of our large industrial customers has decreased gross profit. In the nine month period of the prior year, we began supplying for a major program for this customer. Higher sales prices paid by this customer in the early stages of this program have decreased as the program matures. Lower than anticipated sales volumes at some locations reduced leverage on fixed manufacturing costs as well as indirect labor. In addition, despite the current sales volume, we have continued to maintain overhead at one of our locations to support higher sales expected in future periods.

S&A expense increased $0.7 million and represented 12.7% of revenue for the first nine months of the current fiscal year compared to 11.3% of sales in the same period of the prior fiscal year. The increase in S&A expense for the first nine months of the current fiscal year was primarily driven by legal and other restatement related expenses of $1.1 million. Organizational changes implemented during the second quarter of the current fiscal year resulted in a net increase in S&A expense for the first nine months of the current fiscal year of $0.2 million. The increase was due to severance costs partially offset by cost savings subsequent to implementation of the changes. Wages and related expenses also decreased $0.5 million primarily related to bonus and commission expense due to lower sales volumes.

Interest expense decreased to $0.6 million in the first nine months of current fiscal year compared to $0.9 million in the same period of the prior fiscal year. The decrease in interest expense was primarily due to increases in the fair value of the interest rate swap of $0.3 million during the third quarter. IEC’s average outstanding debt balances decreased to $30.2 million for the first nine months of the current fiscal year from $31.3 million for the prior fiscal year. Average borrowings in the current fiscal year were lower than the prior fiscal year due to the repayment of term loans. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.22% lower than in the first nine months of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report.

The other (income)/expense category of IEC’s income statement reflects non-operating items such as acquisition costs and various gains and losses. In the first nine months of the prior fiscal year, $1.1 million of additional income was recorded for contingent consideration owed to IEC by the sellers of Southern California Braiding Company, Inc. The income was the result of a shortfall in SCB's calendar-year 2011 sales as compared to a target specified in the acquisition agreement.

The benefit from income taxes was $0.5 million for the first nine months of the current fiscal year as compared to a provision for income taxes of $3.0 million for the prior fiscal year, primarily resulting from a decrease in pretax income/(loss). The effective tax rate for the first nine months of the current fiscal year has remained relatively consistent as a percent of pretax income/(loss) compared to the prior fiscal year.

Liquidity and Capital Resources

Cash flow from operations, before considering changes in IEC’s working capital accounts, was $2.4 million in the nine months ended June 28, 2013, compared to $12.9 million in the nine months ended June 29, 2012. The decrease was primarily driven by a $6.0 million decrease in net income, a $3.9 million lower add-back for deferred taxes and a $1.1 million decrease in contingent consideration. Increases in working capital used $3.5 million of cash in the nine months ended June 28, 2013, compared to $6.0 million for the nine months ended June 29, 2012. An increase in inventory of $4.0 million during the first nine months of fiscal 2013 was the primary cause of the change in working capital. The inventory increase was primarily due to purchases of inventory during the third quarter of fiscal 2013 to support expected revenue. While inventory levels are expected to decrease in the fourth quarter of fiscal 2013, we anticipate higher inventory levels in the fourth quarter of fiscal 2013 than the same quarter in the prior fiscal year due to additional safety stock at the request of two customers and long lead times for one of our telecom customers.

Purchase of equipment and building improvements used $4.4 million and $2.5 million of cash for investing activities in the nine month periods ended June 28, 2013 and June 29, 2012, respectively.

For the nine months ended June 28, 2013, borrowings on the revolving credit facility represented the majority of cash generated from financing activities. Cash was used to pay term loans, mortgage loans and the revolving credit facility. During the second quarter of fiscal 2013, we refinanced a portion of our debt with M&T, however the refinancing did not change the aggregate principal outstanding under the M&T credit agreements. Other key provisions of the financing, including financial covenants, are described in Note 8 – Credit Facilities to the unaudited consolidated financial statements contained in this Quarterly Report. During the nine months ended June 28, 2013, net borrowings under all credit facilities were $5.8 million, and for the nine months ended June 29, 2012, net repayments were $4.6 million. The change was the result of increased revolver borrowings subsequent to the refinancing which were necessary to fund operations.

As of June 28, 2013, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $7.2 million, and the maximum available was $20.0 million. Borrowings on the Revolver in the first nine months of the current fiscal year were used to fund working capital changes discussed above. The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement were unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012. The Company was not in compliance with these financial covenants at March 29, 2013 and was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at June 28, 2013. We have obtained waivers from M&T with respect to such noncompliance. In addition, in May 2013 we obtained an amendment to the 2013 Credit Agreement which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and in August 2013 we obtained a further amendment to the 2013 Credit Agreement which modified the Debt to EBITDARS Ratio as well as the definitions of net income and interest expense, as more particularly described in Note 8 – Credit Facilities to the consolidated financial statements contained in this Quarterly Report.

		Calculated Amount At
		June 28,		September 30,
Debt Covenant	Limit at June 28, 2013	2013 (a)		2012
				(restated)

Quarterly EBITDARS (000s)	Minimum $1,500	$3,502		$4,033
Debt to EBITDARS Ratio	Maximum 3.25x	3.68	x	1.65	x
Fixed Charge Coverage Ratio (b)	Minimum 0.95x	1.20	x	2.00	x

(a) Compliance waived.

(b) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted restatement related expenses minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to net income follows:

	Three Months Ended		Twelve Months Ended
	June 28,	September 30,	June 28,	September 30,
	2013	2012	2013	2012
	(thousands)		(thousands)
		(restated)		(restated)

Net income/(loss)	$382	$1,586	$723	$6,694
Restatement related expenses	1,100	-	1,100	-
Provision for/(benefit from) income taxes	224	711	193	3,670
Depreciation and amortization expense	1,221	1,119	4,693	4,297
Interest expense (a)	341	297	1,260	1,227
Rent expense (M&T sale-leaseback)	94	97	386	389
Non-cash stock compensation	140	223	717	595
EBITDARS	$3,502	$4,033	$9,072	$16,872

(a) Interest expense as defined by the 2013 Credit Agreement (as amended) excludes fair value adjustments to the interest rate swap of $331 thousand and $315 thousand in the three and twelve months ended June 28, 2013 respectively. There were no fair value adjustments to the interest rate swap in the three or twelve months ended September 30, 2012 as we entered into the swap agreement during the second quarter of fiscal 2013.

EBITDARS is a non-GAAP financial measure. It should not be considered in isolation or as a measure of our profitability or liquidity; it is in addition to, and is not a substitute for, financial measures under GAAP. EBITDARS may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP.

EBITDARS does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS is not necessarily indicative of amounts that may be available for discretionary use. We present EBITDARS because certain covenants in our credit facilities are tied to that measure. We also view EBITDARS as a useful measure of operating performance given our large net operating loss carryforward and because, as a supplemental measure: (i) it is a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing its ability to service and/or incur indebtedness. We believe that EBITDARS, when considered with both our GAAP results and the reconciliation to net income, provides a more complete understanding of our business than could be obtained absent this disclosure.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our 2012 Annual Report on Form 10-K/A filed for the fiscal year ended September 30, 2012. During the first nine months of the current fiscal year, we implemented the following accounting policy related to derivatives.

Derivative Financial Instruments: We actively monitor exposure to interest rate risk and from time to time use derivative financial instruments to manage the impact of this risk. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate, nor do we use derivative instruments where we do not have underlying exposures. We manage our hedging position and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. We believe our use of derivative instruments to manage risk is in the Company’s best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Our derivative instruments are recorded in the consolidated balance sheets at fair value in other assets or other long-term liabilities.

Through June 28, 2013 there were no other material changes to critical accounting policies.

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

As of June 28, 2013, the Company had $33.4 million of debt, comprised of $23.8 million with variable interest rates and $9.6 million with fixed rates. As more fully described in Note 8 – Credit Facilities to the unaudited consolidated financial statements included in this Quarterly Report, the Swap Transaction increases the portion of debt with effectively fixed rates of interest from $9.6 million to $24.0 million. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period. To the extent not mitigated by our interest rate swap agreement, a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

The Company is exposed to credit risk to the extent of non-performance by M&T under the 2013 Credit Agreement and the Swap Transaction. M&T’s credit rating (reaffirmed A- by Fitch in October 2012) is monitored by the Company, and IEC expects that M&T will perform in accordance with the terms of the 2013 Agreement and the Swap Transaction.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, solely as a result of the material weakness discussed in greater detail in our Form 10-K/A filed with the SEC on July 3, 2012 (the “2012 Form 10-K/A”), our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2013, the Company’s disclosure controls and procedures were not effective. To address this material weakness, we have implemented certain remedial measures, as described in our 2012 Form 10-K/A.

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

Except as described above, during the quarter ended June 28, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings:

As discussed in the Part 1 Item 2 to this Form 10-Q, the Company has restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, the Company is responding to an informal inquiry from the staff of the SEC and the restatement could result in other actions (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages, which complaint the Company believes is without merit).

From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements contained in Part I of this Quarterly Report, individually or in the aggregate, will have a material, adverse effect on the Company’s consolidated financial position.

Item 1A. Risk Factors:

There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, as filed with the SEC on July 3, 2013 except amendment to the following risk factor to read as follows:

THE RESTATEMENT OF OUR FINANCIAL STATEMENTS COULD NEGATIVELY IMPACT OUR BUSINESS, REPUTATION AND FINANCIAL CONDITION. As discussed in the Explanatory Note to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 as filed with the SEC on July 3, 2013 (“Form 10-K/A”) and in “Note 2 - Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, we restated in the Form 10-K/A and in our Form 10-Q/A filed on July 3, 2013 our consolidated financial statements for the Restated Periods described therein to make corrections in those financial statements. The corrections relate to an error made in our accounting for work-in-process inventory at our subsidiary, SCB, as further discussed in Note 2. The restatement may, among others, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs. Although we have now completed the restatement, the Company is responding to an informal inquiry from the staff of the SEC, could be subject to shareholder, governmental, or other actions in connection with the restatement or matters related thereto (including a shareholder class action filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages), and the restatement could result in the delisting of our stock from the NYSE MKT (the “Exchange”) if the Company fails to meet any Exchange listing standard, or fails to comply with its listing agreement with the Exchange, during the twelve months ending July 9, 2014. Any such proceedings will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal, accounting, and other costs. In addition, the restatement could impair our reputation and could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements with those customers. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock prices and could cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations.

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

IEC Electronics Corp.
(Registrant)

August 12, 2013	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

August 12, 2013	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.

Form 10-Q for Quarter Ended June 28, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Second Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2013 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

