Form 10-K
period 2013-09-30
IEC ELECTRONICS CORP
filed 2013-12-24
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2013
or
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
Yes  ☐       No  ☒

At March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $55,046,107 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date).  Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation.  Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of December 12, 2013, there were 9,990,975 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of IEC Electronics Corp.'s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Part I

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.  This Annual Report on Form 10-K (“Form 10-K”) contains certain statements that are, or may be deemed to be, forward-looking statements within the  meaning  of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements.  These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified.  Additional risks and uncertainties resulting from the restatement of our financial statements included in our Annual Report on Form 10-K/A and in our Quarterly Report on Form 10-Q/A filed on July 3, 2013 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, or adverse consequences from the consolidated shareholder action or the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations, (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Company fails to meet any Exchange listing standard, or fails to comply with its listing agreement with the Exchange, during the twelve months ending July 9, 2014, or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective.  Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.  For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections elsewhere in this document.

All forward-looking statements included in this Form-10-K are made only as of the date of this Form 10-K.  We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of.  New risks uncertainties arise from time to time and we cannot predict these events or how they may affect us.  When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference.  You should read this document and the documents that we incorporate by reference into this Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations.  We have continued to expand our business by adding new customers and markets, and our customer base is stronger and more diverse as a result.  We proactively invest in areas we view as important for our continued growth.  IEC is ISO 9001:2008 certified. Four of our units (IEC and Wire and Cable in Newark, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are AS9100 certified to serve the military and commercial aerospace market sector, and are ITAR registered.  In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified.  DRTL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories.  Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards.

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

On December 17, 2010, we acquired the assets of Southern California Braiding Co., Inc., a privately held company principally engaged in providing wire and cable products to military and defense markets. The business is now operated through IEC’s subsidiary, Southern California Braiding, Inc. (“SCB”). The acquisition reinforced IEC’s foundation as a premier provider of high-reliability contract manufacturing services. SCB specializes in providing its customers, including military ‘primes’ and NASA, with complex cables and wire harnesses built to withstand the demands of extreme environments. The acquisition further diversified IEC’s customer base, and enables us to complement and expand our existing wire and cable business that itself is the outgrowth of a 2008 acquisition.  SCB is located in the Los Angeles metropolitan area (Bell Gardens, CA).

On July 30, 2010, we acquired the assets of Celmet Co., Inc., a privately held manufacturer of metal chassis and assemblies located in Rochester, NY.  Celmet operates as a division of IEC (“Celmet”). IEC previously outsourced the manufacture of thousands of such chassis each year, and this acquisition has ensured the Company a steady supply of high quality units.  In addition, Celmet serves the same military, medical, industrial and transportation markets as IEC, and the acquisition has enabled us to expand our offerings in those markets.

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

On May 30, 2008, IEC acquired the stock of Val-U-Tech Corp., a wire-harness and cable-interconnect business located in Victor, NY.  In 2009, Val-U-Tech was renamed IEC Electronics Wire and Cable, Inc. (“Wire and Cable”).  Wire and Cable is a premier cable and wire harness manufacturer specializing in high-reliability applications for companies in the military, medical, industrial and transportation market sectors.  Wire and Cable manufactures high-quality, custom cable and wire-harness assemblies, mechanical sub-assemblies, circuit card assemblies and box builds. During November 2012, the Victor location was moved into the Newark facility.

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

The Electronics Contract Manufacturing Services ("EMS") Industry

The EMS industry specializes in providing the program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution.  Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing.  In addition, EMS providers allow OEMs to bring new products to market more rapidly and to adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and determine known unit costs over the life of a contract.  Many OEMs now consider EMS providers valued partners in executing their business and manufacturing strategy.

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

IEC's Strategy

We endeavor to develop long-term manufacturing partnerships with established and emerging OEMs that value high-reliability final assemblies for their military, aerospace, medical, industrial and transportation businesses.  In implementing this strategy, we offer our customers a full range of manufacturing solutions, flexible production, high quality, fast turnaround, and sophisticated computer-aided testing.  In the early stages of product or program design, we frequently work with customers to evaluate the manufacturability and testability of their products, with the objective of enhancing quality and reducing the overall cost of ownership for our customers.

Competition

The EMS industry is highly fragmented and characterized by intense competition.  We believe that the principal competitive factors in the EMS market include: technology capabilities, quality and range of services, past performance, design, cost, responsiveness and flexibility.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We are certified to serve the military and commercial aerospace sector as well as the medical sector and hold various accreditations.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers.  Some of our competitors include Flextronics International LTD., Benchmark Electronics, Inc., Plexus Corp. and Ducommum Incorporated.  We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

Products and Services

We manufacture a wide range of assemblies that are incorporated into many different products, such as military and aerospace systems, medical devices, industrial equipment and transportation products.  Our products are distributed to and through OEMs.  We support multiple divisions and product lines for many of our customers and frequently manufacture successive generations of products.  In some cases, we are the sole EMS contract manufacturer for the customer site or division.

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

For the year ended September 30, 2013, IEC obtained 31% of the materials used in production from two vendors, Arrow Electronics, Inc. and Avnet, Inc.  If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply.  A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Marketing and Sales

Revenues remained relatively consistent with the prior year and increased significantly during the preceding years.  The increases were the result of recently acquired companies, the addition of several new customers and increasing orders from existing customers.  We utilize a direct sales force as well as a nationwide network of manufacturer's representatives.  Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise.  For example, we focus on customers that are developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

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

To reduce risk, the Company seeks a balanced distribution of business across industry sectors.  As indicated in the table that follows, we maintained a relatively balanced distribution.

	Years Ended
	September 30,	September 30,
% of Sales by Sector	2013	2012

Military & Aerospace	51%	43%
Medical	20%	22%
Industrial	21%	25%
Communications & Other	8%	10%
	100%	100%

Individual customers representing 10% or more of sales included General Electric Company (“GE”) (15%) in the 2013 fiscal year, and in fiscal 2012 GE (19%) and Sigma International (“Sigma”) (15%).  One customer in the military & aerospace market sector representing 10% or more of receivables accounted for 13% of outstanding balances at September 30, 2013, and a customer in the industrial market sector accounted for 10% of outstanding balances at September 30, 2012.

Backlog

Our backlog at the end of fiscal 2013 was 8.0% lower than at the end of fiscal 2012.  We closed the year with a backlog of $87.2 million as compared to $94.8 million in fiscal 2012.  Backlog consists of two categories: purchase orders and firm forecasted commitments.  In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports.  Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period.  Approximately $81.2 million of our current backlog is expected to be shipped within fiscal 2014, with the remainder expected to ship in future years.

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

Employees

Employees are our single greatest resource, and the Company added 37 employees during fiscal 2013.  IEC's total employees numbered 951 at September 30, 2013, including 809 permanent and 142 temporary.  Of the permanent employees, 661 employees were engaged in manufacturing and manufacturing support, 71 in engineering, and 77 in administrative and marketing functions.  None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages.  We make a concerted effort to engage our employees in initiatives that improve our business and their opportunities for growth, and we believe that our employee relations are good.  We have access to large and technically qualified workforces in close proximity to all of our operating locations: Rochester and Syracuse, NY; Albuquerque, NM; and Los Angeles, CA.

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

The EMS industry is affected by the United States and global economies, both of which are influenced by world events.  An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts or delaying orders.  The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results.  Recent periods in which EMS sales were adversely affected included 2008-2010 when reduced availability of capital to fund existing and emerging technologies forced some firms to contract or to seek strategic alliances.

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHOM MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.   A relatively small number of customers are responsible for a significant portion of our net sales.  During fiscal 2013 and 2012, our five largest customers accounted for 46% and 48% of net sales, respectively.  During the same two years, our single largest customer accounted for 15% and 19% of net sales, respectively.   The percentage of IEC's sales to its major customers may fluctuate from period to period, and our principal customers may also vary from year to year.  Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

We rely on the continued growth and financial stability of our customers, including our major customers.  Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive.  Further, mergers or restructurings among our customers, or their end customers, could increase concentration or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers.  Future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

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

SINCE A SIGNIFICANT PORTION OF OUR BUSINESS IS DEFENSE-RELATED, REDUCTIONS OR DELAYS IN UNITED STATES DEFENSE SPENDING MAY MATERIALLY ADVERSELY AFFECT IEC'S REVENUES.  During fiscal years 2013 and 2012, our sales to customers serving the military and aerospace industries approximated 51% and 43% of our sales, respectively.  Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions.  The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

While we believe that our customers’ programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.  An impasse in federal budget decision-making could lead to substantial delays or reductions in federal spending.  For example, as a result of inability of the U.S. Government to reach agreement on budget reduction measures required by the Budget Control Act of 2011, sequestration trigged very substantial automatic spending reductions beginning in January 2013, divided between defense and domestic spending over a nine-year period.  As a result, U.S. Government funding for certain of our customers may be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so would have a material adverse effect on our business, results of operations and cash flows.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE.  Start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships, difficulties in estimating required resources and the timing of those resources in advance of production, and engineering and technological issues involved in production of new products can adversely affect our operating results.  If new programs or new customer relationships are terminated or delayed, our operating results may be materially adversely affected, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

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

DIFFICULTIES IN INTEGRATING ACQUIRED OPERATIONS MAY MATERIALLY ADVERSELY AFFECT OPERATING RESULTS.  We completed acquisitions of SCB in fiscal 2011 and Albuquerque and Celmet in fiscal 2010, and we may continue to acquire additional businesses in the future.  Acquisitions involve risks that may include, but not be limited to:

•      failure to integrate operations
•      loss of key personnel
•      failure to integrate information systems

•      failure to establish management, financial and operational controls such as adequate accounts receivable and inventory control processes
•      failure to retain the customer base of acquired businesses
•      failure to achieve initial projections established at acquisition date, including within anticipated time periods
•      diversion of management’s attention from other ongoing business concerns
•      exposure to unanticipated liabilities of acquired companies
•      additional costs and start-up inefficiencies

These and other factors could affect our ability to achieve expected levels of profitability or to realize other anticipated benefits of an acquisition, could require us to recognize an impairment of goodwill and long lived assets, including intangibles and could have a material adverse effect on our operating results, as we have experienced.

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

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY NEW REGULATIONS RELATING TO THE SOURCING OF CERTAIN RAW MATERIALS.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo and adjoining countries.  As a result, the SEC established new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from those countries in their products.  As these new requirements are implemented, they could affect the sourcing and availability of minerals used in our manufacturing processes.  As a result, we may not be able to obtain products at competitive prices and there are additional costs associated with complying with the SEC’s new due diligence procedures and disclosure requirements.  Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.  We may also encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict-free.  If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

DAMAGE TO OUR MANUFACTURING FACILITIES DUE TO FIRE, NATURAL DISASTER, OR OTHER EVENTS COULD HARM OUR FINANCIAL RESULTS. At September 30, 2013, we have four manufacturing and assembly facilities.  The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis.  Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits.  Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

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

IF WE ARE UNABLE TO MAINTAIN SATISFACTORY CAPACITY UTILIZATION RATES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE ADVERSELY AFFECTED.  Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business.  Accordingly, our ability to maintain or enhance gross margins continues to depend, in part, on maintaining satisfactory capacity utilization rates.  In turn, our ability to maintain satisfactory capacity utilization depends on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at competitive prices.  If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve anticipated gross margins.  If forecasts and assumptions used to support the implied fair value of goodwill or realizability of our long-lived assets including intangible assets change, we may incur significant impairment charges, which would adversely affect our results of operations and financial condition, as we have experienced.

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

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND OTHER SKILLED EMPLOYEES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees.   The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us.  We only have employment agreements with a few employees, including W. Barry Gilbert, our Chief Executive Officer, Donald S. Doody, our Executive Vice President and Craig Pfefferman, Vice President of Business Development – Aerospace and Defense, and an engagement letter by which Insero & Company CPAs P.C. provides us with the services of Vincent A. Leo, our Chief Financial Officer.

FAILURE TO COMPLY WITH CURRENT AND FUTURE GOVERNMENTAL REGULATIONS RELATED TO DEFENSE, HEALTH AND SAFETY AND THE ENVIRONMENT COULD IMPAIR OUR OPERATIONS OR CAUSE US TO INCUR SIGNIFICANT EXPENSE.  We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to employee occupational health and safety, and environmental and waste management regulations relating to the use, storage, discharge and disposal of hazardous materials used in our manufacturing process.  To date, the cost to the Company of such compliance has not had a material impact on our business, financial condition or results of operations.  However, violations may occur in the future as a result of human error, equipment failure or other causes.  Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted.  Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on our business, financial condition and results of operations.   If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production which could have a material adverse effect on our results of operations.  While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance-related expenses.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K.  Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  However, as discussed in greater detail in Item 9A of this Form 10-K, the Company identified a material weakness in its Internal Controls resulting in restatement of its consolidated financial statements for fiscal 2012, related quarterly periods, and the first quarter of fiscal 2013.  If our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock.  We may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls.  Further, if lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

THE RESTATEMENT OF OUR FINANCIAL STATEMENTS COULD NEGATIVELY IMPACT OUR BUSINESS, REPUTATION AND FINANCIAL CONDITION.  As discussed in the Explanatory Note and “Note 2 - Restatement of Consolidated Financial Statements” to the consolidated financial statements accompanying our Annual Report on Form 10-K/A filed July 3, 2013 (“Restated 10-K/A”) and in “Note 2 – Restatement of Consolidated Financial Statements” (“Note 2”) to the unaudited interim consolidated financial statements accompanying our Quarterly Report on Form 10-Q/A filed July 3, 2013 (“Restated 10-Q/A”), we restated our consolidated financial statements and our unaudited interim consolidated financial statements to make corrections in those financial statements for the fiscal year ended September 30, 2012, and for the fiscal quarter and year-to-date periods ended December 30, 2011, March 30, 2012, June 29, 2012 and December 28, 2012 (collectively, the “Restated Periods”). The corrections relate to an error made in our accounting for work-in-process inventory at our subsidiary, SCB, as further discussed in Note 2.  The restatement may, among other impacts, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.  The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs.  Although we have completed the restatement, the Company is responding to a now formal investigation by the staff of the SEC and an amended complaint in a now consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages.  The Company could be subject to additional shareholder, governmental, or other actions in connection with the restatement or other matters, and the restatement could result in the delisting of our stock from the NYSE MKT (the “Exchange”) if the Company fails to meet any Exchange listing standard, or fails to comply with its listing agreement with the Exchange, during the twelve months ending July 9, 2014.  Any such proceedings will, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal, accounting, insurance and other costs.  In addition, the restatement and related matters could impair our reputation, could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements with those customers, and could make it more difficult to attract and retain qualified individuals to serve on the board of directors or as executive officers.  Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price and could cause a default under the Company’s arrangements with Manufacturers and Traders Trust Company (“M&T Bank”) with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations.

RECENT AND FUTURE CHANGES IN SECURITIES LAWS AND REGULATIONS MAY INCREASE COSTS.  As a U.S. public company registered with the SEC under the Exchange Act, we incur significant legal, financial, accounting and other expenses.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE MKT in response to the Sarbanes-Oxley Act, have required changes in internal control and disclosure control policies and procedures, and audit committee practices of most public companies.  More recently, the Dodd-Frank Act has required and will require changes to our compliance practices and SEC reporting.  We anticipate that these requirements may make it more difficult and expensive for us to obtain director and officer liability insurance.  These developments also may result in the Company having difficulty attracting and retaining qualified individuals to serve on the board of directors or as executive officers, and could increase the difficulty and expense involved in retaining third-party advisers, such as compensation consultants.  We expect to incur increased costs associated with the compliance and implementation of procedures under these laws, regulations and listing requirements, including additional legal, financial and accounting costs, which could have a material adverse effect on our results of operations.

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

In connection with the restatement of our financial statements described above in “The Restatement Of Our Financial Statements Could Negatively Impact Our Business, Reputation and Financial Condition ” (the “Restatement Risk Factor”), M&T Bank waived the defaults under the Credit Facility caused by (i) our failure to provide financial statements in accordance with generally accepted accounting principles for fiscal 2012, the quarterly periods during fiscal 2012, and the first fiscal quarter of 2013, (ii) our non-compliance with Financial Covenants for the fiscal quarter ended March 29, 2013, and (iii) our failure to timely deliver the financial statements for the fiscal quarter ended March 29, 2013 provided that such financial statements were delivered on or before July 15, 2013.  M&T Bank also amended the Financial Covenants for measurement periods starting with the fiscal quarter ending June 28, 2013.  In connection with our 2013 fiscal year end, M&T Bank further waived compliance with certain Financial Covenants and further amended certain covenants.  The debt to EBITDARS ratio was amended for measurement periods ending December 13, 2013 through and including September 29, 2014.  The fixed charge coverage ratio was amended for measurement periods ending March 28, 2014 through and including September 29, 2014.  If the Company is not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults under subordinate indebtedness, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations.  Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by matters described in the Restatement Risk Factor as well as events beyond our control, including prevailing economic, financial and industry conditions.

A FAILURE OF OUR INFORMATION TECHNOLOGY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

A BREACH OF OUR CYBERSECURITY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.  A breach that compromises proprietary customer data impedes, our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.  Our common stock is traded on the NYSE MKT.  The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, governmental regulations, litigation and/or regulatory investigations and other proceedings, fluctuations in quarterly operating results, general conditions in the EMS industry and economy in general, and other Risk Factors set forth above.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

Item 2.      PROPERTIES

We own or lease properties in four locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	M,W,D	47,000	Leased	July 31, 2014
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned	N/A
Bell Gardens, California	AO,E,M,W,D	42,000	Leased	September 30, 2018

Our properties are generally in good condition and are suitable for their intended purpose.  Wire and Cable’s operations that were previously conducted at the Victor, New York facility were consolidated to the Newark, New York facility during November 2012.  The Victor, New York facility’s lease expired in December 2012.  Subsequent to the close of fiscal 2013 we purchased the Rochester, New York property.

Item 3.      LEGAL PROCEEDINGS

As discussed in “Note 2 – Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a now formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a now consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages.  While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Item 4.      MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC's executive officers at September 30, 2013 were as follows:

	Age
W. Barry Gilbert	67	Chief Executive Officer and Chairman of the Board
Donald S. Doody	46	Executive Vice President
Vincent A. Leo	52	Chief Financial Officer

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

Donald S. Doody has served as Executive Vice President of IEC since October 2010.  He joined IEC in November 2004 as Vice President of Operations and was appointed Senior Vice President of Operations in May 2008.  Before joining IEC, Mr. Doody had more than 15 years of experience in manufacturing leadership roles in companies supporting the Medical, Industrial and Military markets.  He held positions of Master Black Belt and Supplier Quality Engineer at GE Transportation and Industrial Systems.  He was a Senior Manufacturing Engineer at Plexus Corporation, and then became Vice President and General Manager of MCMS’s North Carolina facility. When Plexus acquired MCMS, Mr. Doody was appointed to lead Lean and Six Sigma initiatives throughout the company.  Mr. Doody holds an M.S. degree in Industrial Sciences from Colorado State University.

Vincent A. Leo joined IEC in January 2012 as Interim Chief Financial Officer pursuant to an engagement letter dated December 28, 2011 between the Company and Insero & Company CPAs, P.C. (“Insero”), as amended May 25, 2012, and was appointed Chief Financial Officer in May 2012.  Mr. Leo also is a partner and shareholder of Insero and has more than 29 years of experience leading attest and outsourced accounting services for publically traded and privately held businesses.  He joined Insero as a partner and shareholder during 2002 from Arthur Andersen, LLP where he was a Partner in their Rochester office. Mr. Leo holds a Bachelor of Science, Accounting degree from Niagara University and is licensed as a Certified Public Accountant in New York and Connecticut.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

IEC's common stock trades on the NYSE MKT, LLC (“NYSE MKT”) under the symbol "IEC".

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for IEC's common stock as reported on the NYSE MKT.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2013	$3.09	$4.07
Third 2013	2.92	5.90
Second 2013	5.03	7.20
First 2013	6.50	7.35

Fourth 2012	$5.69	$7.12
Third 2012	4.76	6.30
Second 2012	4.63	5.62
First 2012	4.65	6.05

IEC's closing price on the NYSE MKT on December 12, 2013, was $4.32 per share.

(b)  Holders

As of December 12, 2013 there were approximately 220 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c)  Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business.  Furthermore, certain covenants in IEC's credit agreement with Manufacturers and Traders Trust Company includes certain restrictions on the Company’s ability to pay cash dividends.  The Company does not expect to pay cash dividends on shares of its common stock in the foreseeable future.

(d)  Issuance of Unregistered Securities

None

(e) Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2013.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended September 30,
	2013	2012	2011	2010	2009
(amounts in thousands, except per share data)		(restated)	(a)	(b)
Net sales	$140,946	$144,963	$133,296	$96,674	$67,811
Gross profit	17,677	26,306	25,757	16,263	10,826
Operating profit/(loss)	(13,835)	10,541	10,389	7,687	4,820
Income/(loss) before income taxes	(15,052)	10,364	9,816	7,055	4,718
Provision/(benefit) for income taxes	(5,522)	3,670	3,056	2,400	(238)
Net income/(loss)	$(9,530)	$6,694	$6,760	$4,655	$4,956

Gross margin as a % of sales	12.5%	18.1%	19.3%	16.8%	16.0%
Operating profit as % of sales	-9.8%	7.3%	7.8%	8.0%	7.1%

Net income/(loss) per share: (c)
Basic	$(0.98)	$0.69	$0.71	$0.52	$0.57
Diluted	(0.98)	0.67	0.68	0.48	0.52

Common and common equivalent shares:
Basic	9,712	9,664	9,461	8,990	8,729
Diluted	9,712	9,969	9,968	9,608	9,554

Working capital	$31,592	$19,320	$17,292	$17,712	$11,390
Total assets	88,935	87,898	85,820	55,682	34,469
Long-term debt (excluding current portion)	34,026	21,104	28,213	15,999	6,600
Stockholders' equity	31,994	40,796	33,686	25,419	20,254

(a)   IEC acquired the assets of Southern California Braiding Company, Inc. on December 17, 2010.
(b)   IEC acquired General Technology Corporation (now IEC-Albuquerque) on December 16, 2009, and purchased the assets of Celmet Co., Inc. on July 30, 2010.
(c)   In 2009, net income per share included the favorable effects of reductions in IEC's deferred tax valuation allowance.

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A (“Form 10-K/A”) and Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), both filed with the SEC on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB.  The Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013.  Comparative information for the Fiscal 2012 Restated Periods, as well as for Q1-2013, included in this Form 10-K reflect information contained in the financial statements as so restated.

Three Months Ended September 30, 2013 and 2012 (Fourth Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	September 30,	September 30,
Income Statement Data	2013	2012
(in thousands)		(restated)

Net sales	$39,122	$37,062
Gross profit	5,454	6,174
Selling and administrative expenses	3,761	3,579
Impairment of goodwill and other intangibles	14,217	-
Restatement and related expenses	625	-
Interest and financing expense	522	297
Other expense	-	1
Income/(loss) before income taxes	(13,671)	2,297
Provision for/(benefit from) income taxes	(5,004)	711
Net income	$(8,667)	$1,586

As more fully described in Note 2 – Restatement of Consolidated Financial Statements to the consolidated financial statements included in this Form 10-K, the Company has restated its financial statements for the three month period and year ended September 30, 2012.

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
	September 30,	September 30,
% of Sales by Sector	2013	2012

Military & Aerospace	49%	50%
Medical	20%	21%
Industrial	22%	22%
Communications & Other	9%	7%
	100%	100%

Revenue increased in the fourth quarter of fiscal 2013 by $2.1 million or 5.6% as compared to the fourth quarter of the prior fiscal year.  Aggregate revenue increases in the communications & other market sector of $1.1 million as well as increases in all other market sectors resulted in the increase.  The increase in the communications & other market sector was primarily due to a $1.8 million increase in a program for one of our telecom customers that ramped up in fiscal 2013.  The increase was partially offset by decreased demand from two customers.  One of the communications customers is now producing a component part in house due to its decreased end customer demand and the other has implemented a strategic initiative to move some of its assembly work off-shore.  The increase in the industrial market sector of $0.4 million was primarily due to fluctuations in demand for various customers.  Revenue for the medical market sector increased $0.4 million primarily due to increased demand from two customers for ongoing programs partially offset by decreased demand from a customer upon completion of the customer’s product recall program.  The net increase in military & aerospace revenue was $0.2 million.  Military & aerospace revenue increases of $4.3 million were primarily related to new programs from existing customers.  These increases were partially offset by decreases from some of our military customers aggregating $2.9 million due to lack of government funding.  Also offsetting these increases were decreases aggregating $1.1 million from military & aerospace customers, primarily due to a customer who chose to manufacture products in house due to its decreased end customer demand.

Our fourth fiscal quarter gross profit decreased $0.7 million over the prior fiscal year, and decreased to 13.9% of sales from 16.7% of sales in the fourth quarter of the prior fiscal year.  An unfavorable change in product mix in the fourth quarter of the current year caused a portion of the decrease.  This shift in product mix is the result of several factors.  One of these factors is increased revenue in the telecom industry, for which we earn lower margins.  We expect gross profit as a percent of revenue in this industry to remain somewhat consistent with the fourth fiscal quarter.  Shifts in volume between programs within other market sectors also impacted gross profit.  Throughout fiscal 2013, we maintained a level of overhead in our business to support higher sales expected in future periods.  We obtained orders from a number of new customers and additional operating locations for existing customers during the second half of fiscal 2013 which resulted in higher overhead costs due to the upfront investment required to establish new programs.  Most programs become more profitable after they ramp up and we expect that trend to continue.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below.  S&A expense increased $0.2 million, and represents 9.6% of sales in the fourth quarter of fiscal 2013, compared to 9.7% of sales in the same quarter of the prior fiscal year.  The increase in S&A expense for the fourth quarter of fiscal 2013 was primarily increased wage and related expenses.  The net increase in wage and related expenses was due to increased medical insurance costs partially offset by decreases resulting from changes in the company’s organizational structure made during the second quarter of the current fiscal year.

During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit.  $11.8 million of the impairment charge relates to goodwill and $2.4 million relates to a customer relationship intangible asset.  The impairment analysis and resulting charges are due to slower than anticipated growth and poor operating performance at SCB, as well as market uncertainties and strategic changes made by the Company as more particularly discussed in Note 6 – Intangible Assets and Note 7 – Goodwill to the consolidated financial statements included in this Form 10-K.  While the strategic change to direct future military & aerospace revenue growth to our Albuquerque reporting unit contributed to an impairment for our SCB reporting unit, it is intended to improve overall profitability for the consolidated company.  Although uncertainties in the military & aerospace market sector will likely continue, the majority of our military & aerospace customers participate in complex, advanced technology programs including unmanned vehicles, space defense and space exploration, which we expect to be continued over the long term.

Restatement and related expenses of $0.6 million in the fourth quarter of fiscal 2013 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation to the accompanying consolidated financial statements.  We anticipate elevated levels of legal expenses due to the restatement and other matters (including the now formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

Interest expense increased $0.2 million compared to the same quarter of the prior fiscal year.  IEC’s average outstanding debt balances increased to $35.3 million for the fourth quarter of fiscal 2013 from $28.4 million for the same quarter of the prior fiscal year. Average borrowings in the fourth quarter of fiscal 2013 were higher than the fourth quarter of the prior fiscal year primarily due to increased borrowings on the revolver to fund operations.  The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.05% higher than in the fourth quarter of the prior fiscal year.  Interest expense in the fourth quarter of fiscal 2013 was also impacted by covenant waiver fees.  Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the consolidated financial statements included in this Form 10-K.

The benefit from income taxes was $5.0 million for the fourth quarter of fiscal 2013 as compared to provision for income taxes of $0.7 million for the fourth quarter of the prior fiscal year.  The decrease is the result of a decrease in pretax loss in fiscal 2013 and a higher effective tax rate.  Our effective tax rate for the fourth quarter of fiscal 2013 is 36.6% compared to 31% in fiscal 2012.  Our federal statutory rate of 34% was increased by the benefit from state income tax as well as increases in state tax credits, partially offset by an adjustment to deferred tax assets resulting from an IRS audit.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal and New York state income tax purposes.  At the end of fiscal 2013, the carryforwards amounted to approximately $16.2 million and $26.1 million for federal and New York State, respectively.  The carryforwards expire in varying amounts between 2021 and 2025 unless utilized prior to these dates.

Years Ended September 30, 2013 and 2012

A summary of selected income statement amounts for the fiscal years ended follows:

	Years Ended
	September 30,	September 30,
Income Statement Data	2013	2012
(in thousands)		(restated)

Net sales	$140,946	$144,963
Gross profit	17,677	26,306
Selling and administrative expenses	15,453	15,765
Impairment of goodwill and other intangibles	14,217	-
Restatement and related expenses	1,842	-
Interest and financing expense	1,170	1,227
Other expense/(income)	47	(1,050)
Income/(loss) before provision for income taxes Income/(loss) before income taxes	(15,052)	10,364
Provision for/(benefit from) income taxes	(5,522)	3,670
Net income/(loss) Net income/(loss)	$(9,530)	$6,694

As more fully described in Note 2 – Restatement of Consolidated Financial Statements to the consolidated financial statements included in this Form 10-K, the Company has restated its financial statements for the three month period and year ended September 30, 2012.

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Years Ended
	September 30,	September 30,
% of Sales by Sector	2013	2012

Military & Aerospace	51%	43%
Medical	20%	22%
Industrial	21%	25%
Communications & Other	8%	10%
	100%	100%

Revenue decreased compared to the prior fiscal year by $4.0 million or 2.8%.  Revenue decreases in the industrial, medical and communications & other market sectors were partially offset by increased revenue in the military & aerospace market sector of $9.0 million.  Revenue for the industrial market sector decreased $7.3 million primarily due to decreases in demand from two customers.  Both customers are experiencing decreased end customer demand and one customer also made a strategic decision to dual source product to mitigate risk.  Revenue for the medical market sector decreased $3.7 million primarily due to decreased demand from a customer due to completion of its product recall program partially offset by increased demand from two customers for ongoing programs, one of which was just beginning to ramp up in the fourth quarter of fiscal 2012.  Revenue for the communications and other market sector also decreased by $2.0 million.  Decreased demand from three customers caused a decrease of $7.3 million, which was partially offset by increased revenue of $5.7 million from a relatively new telecom customer whose program ramped up in fiscal 2013.  The decrease for one of the communications customers is caused by a decision to produce a component part in house due to decreased demand from its end customer.  Another customer has implemented a strategic initiative to move some of its assembly work off-shore.

Military & aerospace revenue increased $9.0 million and represented 51% of revenue in fiscal 2013 compared to 43% in fiscal 2012.  Increases of $14.4 million in military & aerospace revenue were due to new programs from existing customers and revenue from new customers.  Additional increases of $3.5 million were due to increased volumes for ongoing programs.  These increases were partially offset by decreases at other customers.  A $3.3 million decrease in revenue from one of our aerospace customers was due to the move of some production back in house to use excess capacity created by decreased end customer demand.  Decreases aggregating $2.5 million at three of our military customers were due to reduced government funding.  Additional decreases include lower demand from four of our military customers aggregating $3.3 million.

Our gross profit decreased $8.6 million from the prior fiscal year, and decreased to 12.5% of sales from 18.1% of sales in the prior fiscal year.  An unfavorable change in product mix caused a portion of the decrease.  This shift in product mix is the result of several factors.  Revenue in the telecom industry, for which we earn lower margins, has increased. Technical problems that impacted gross profit related to the above-referenced telecom customer earlier in fiscal 2013 have been resolved.  We expect gross profit as a percent of revenue in the telecom industry to remain somewhat consistent with the current fiscal year.  Revenue from programs for some of our military customers for which we earn lower margins also increased.  Various other factors also contributed to the decrease in gross profit.  We earn a lower gross profit at one of our large industrial customers due to pricing pressures and maturing programs.  In the prior year, we began supplying components for a major program for this customer.  Higher sales prices paid by this customer in the early stages of this program have decreased as the program matures.  Lower than anticipated sales volumes at some locations during the first half of fiscal 2013 reduced leverage on fixed manufacturing costs as well as indirect labor.  Despite this, we have continued to maintain overhead to support higher sales expected in future periods.  We obtained orders from a number of new customers and additional operating locations of existing customers during the second half of fiscal 2013 which resulted in higher overhead costs due to the upfront investment required to establish new programs.  We expect the majority of these programs to ramp up and begin producing revenue in the first and second quarters of fiscal 2014.  Most programs become more profitable as they mature and we expect that trend to continue.  There was no material impact of inflation or price volatility for fiscal 2013 and 2012.

S&A expense is presented excluding Restatement and related expenses discussed below.  S&A expense decreased $0.3 million and represented 11.0% of sales for the current fiscal year compared to 10.9% of sales in the prior fiscal year.  Lower bonus and commission expense primarily caused by lower sales volumes was the reason for the decrease.    Organizational changes implemented during the second quarter of the current fiscal year resulted in no net impact on S&A expense for the current fiscal year as severance costs were offset by cost savings subsequent to implementation of the changes.

During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit.  $11.8 million of the impairment charge relates to goodwill and $2.4 million relates to a customer relationship intangible asset.  The impairment analysis and resulting charges are due to slower than anticipated growth and poor operating performance at SCB, as well as market uncertainties and strategic changes made by the Company as more particularly discussed in Note 6 – Intangible Assets and Note 7 – Goodwill to the consolidated financial statements included in this Form 10-K.  While the strategic change to direct future military & aerospace revenue growth to our Albuquerque reporting unit contributed to an impairment for our SCB reporting unit, it is intended to improve overall profitability for the consolidated company.  Although uncertainties in the military & aerospace market sector will likely continue, the majority of our military & aerospace customers participate in complex, advanced technology programs including unmanned vehicles, space defense and space exploration, which we expect to be continued over the long term.

Restatement and related expenses of $1.8 million in fiscal 2013 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation to the accompanying consolidated financial statements.  We anticipate elevated levels of legal expenses due to the restatement and other matters (including the now formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

Interest expense was flat at $1.2 million in the current and prior fiscal year.  Decreases in interest expense due to increases in the fair value of the interest rate swap of $0.3 million during the year, were offset by higher debt balances and covenant waiver fees.  IEC’s average outstanding debt balance increased to $31.5 million for the current fiscal year from $30.7 million for the prior fiscal year.  Average borrowings in fiscal 2013 were higher than the prior fiscal year primarily due to increased borrowings on the revolver to fund operations.  The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.15% lower than in the prior fiscal year.  Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities to the consolidated financial statements included in this Form 10-K.

The other (income)/expense category of IEC’s income statement reflects non-operating items such as acquisition costs and various gains and losses.  In the prior fiscal year, $1.1 million of income was recorded for contingent consideration owed to IEC by the sellers of Southern California Braiding Company, Inc.  The income was the result of a shortfall in SCB's calendar-year 2011 sales as compared to a target specified in the acquisition agreement.

The benefit from income taxes was $5.5 million for the current fiscal year as compared to a provision for income taxes of $3.7 million for the prior fiscal year, primarily resulting from a decrease in pretax income/(loss).  Our effective tax rate for the current fiscal year is a benefit of 36.7% compared to a provision of 35.4% in fiscal 2012.  Our federal statutory rate of 34% was increased by the benefit from state income tax as well as increases in state tax credits, partially offset by an adjustment to deferred tax assets resulting from an IRS audit.

Liquidity and Capital Resources (Years Ended September 30, 2013 and 2012)

Capital Resources

As of September 30, 2013 outstanding capital expenditure commitments were $2.7 million.  This includes a commitment to purchase our Celmet facility, which was previously leased, for $1.3 million.  As more fully described in Note 8-Credit Facilities to the consolidated financial statements included in this Form 10-K, we entered into a term loan to fund this purchase subsequent to the end of fiscal 2013.  The majority of our remaining commitments are for manufacturing equipment including upgrades and replacement of existing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

	Years Ended
	September 30,	September 30,
Cash Flow Data	2013	2012
(in thousands)		(restated)

Cash and cash equivalents at beginning of period	$2,662	$-
Net cash (used in) provided by:
Operating activities	(4,338)	12,970
Investing activities	(5,082)	(3,034)
Financing activities	9,257	(7,274)
Net (decrease) increase in cash and cash equivalents	(163)	2,662

Cash and cash equivalents at end of period	$2,499	$2,662

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts was $4.5 million and $16.1 million for the years ended September 30, 2013 and 2012, respectively.  The decrease was primarily driven by a $16.2 million decrease in net income, a $8.9 million lower add-back for deferred taxes and a $1.1 million decrease in contingent consideration, offset by a $14.2 million impairment charge of goodwill and intangible assets taken in fiscal 2013 as well as a $0.5 million increase in depreciation and amortization.  Cash flows used by working capital increased from $3.1 million for the year ended September 30, 2012 to $8.9 million for the year ended September 30, 2013.  An increase of accounts receivable of $4.9 million and an increase of inventory of $4.2 million were the primary cause of change in working capital.  Accounts receivable increased primarily due to increased revenue during the last month of the fiscal 2013 as compared to fiscal 2012.  Inventory levels increased in fiscal 2013 due to additional safety stock at the request of a customer as well as anticipated increased sales in the first quarter of fiscal 2014 over the first quarter of fiscal 2013.  The transition from utilization of customer furnished materials to turn-key manufacturing services for a telecom customer that ramped up in fiscal 2013 also caused a portion of the increase.

Investing activities

Cash flows used by investing activities were $5.1 million and $3.0 million for the years ended September 30, 2013 and 2012, respectively, primarily related to purchases of equipment and the Celmet building.

Financing activities

Cash flows provided by financing activities were $9.3 million for the year ended September 30, 2013 and cash flows used in financing activities were $7.3 million for the year ended September 30, 2012.  During the fiscal year 2013, net borrowings under all credit facilities were $9.2 million.  In second quarter of fiscal 2013, we refinanced a portion of our debt with M&T Bank, however, the refinancing did not change the aggregate principal outstanding under the M&T Bank credit agreements.  Other key provisions of the financing, including financial covenants, are described in Note 8 – Credit Facilities to the consolidated financial statements included in this Form 10-K.  The $9.2 million in net borrowings was the result of increased revolver borrowings subsequent to the refinancing which were necessary to fund operations.

Credit Facilities

At September 30, 2013, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $11.3 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement were unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  The Company was not in compliance with these financial covenants at March 29, 2013. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at June 28, 2013 and September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  In addition, we obtained amendments to the 2013 Credit Agreement in May 2013, August 2013 and December 2013 which modified Financial Covenants and related definitions as more particularly described in Note 8 – Credit Facilities to the consolidated financial statements contained in this Form 10-K.

	Limit at		Calculated Amount At
	September 30,	September 30,	September 30,	September 30,
Debt Covenant	2013	2012	2013 (a)	2012
				(restated)
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$2,354	$4,033
Debt to EBITDARS Ratio	Maximum 3.50x	Maximum 3.00x	5.20x	1.65x
Fixed Charge Coverage Ratio (b)	Minimum 1.00x	Minimum 1.25x	0.23x	1.62x

(a)   Compliance waived.

(b)   The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (Adjusted EBITDA), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
(in thousands)		(restated)		(restated)

Net income/(loss)	$(8,667)	$1,586	$(9,530)	$6,694
Restatement related expenses (a)	-	-	1,100	-
Asset impairment (b)	14,217	-	14,217	-
Provision for/(benefit from) income taxes	(5,004)	711	(5,522)	3,670
Depreciation and amortization expense	1,219	1,119	4,793	4,297
Interest expense	522	297	1,170	1,227
Non-cash stock compensation	96	223	590	595
Rent expense - M&T sale-leaseback (c)	(29)	97	259	389
EBITDARS	$2,354	$4,033	$7,077	$16,872

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
(in thousands)		(restated)		(restated)

Net income/(loss)	$(8,667)	$1,586	$(9,530)	$6,694
Restatement related expenses (a)	-	-	1,100	-
Asset impairment (b)	14,217	-	14,217	-
Provision for/(benefit from) income taxes	(5,004)	711	(5,522)	3,670
Depreciation and amortization expense	1,219	1,119	4,793	4,297
Interest expense	522	297	1,170	1,227
Non-cash stock compensation	96	223	590	595
Unfinanced capital expenditures	(746)	(588)	(5,103)	(3,080)
Income taxes paid	-	(97)	(367)	(326)
Adjusted EBITDA	$1,637	$3,251	$1,348	$13,077

(a)   Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the restatement.

(b)   Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to exclude the effect of any non-cash loss arising from any write-up or write-down of assets.

(c)   During the fourth quarter of fiscal 2013, we were refunded a payment charged in error during the third quarter of fiscal 2013.

EBITDARS and Adjusted EBITDA are non-GAAP financial measures.  They should not be considered in isolation or as a measure of the Company’s profitability or liquidity; are in addition to, and are not a substitute for, financial measures under GAAP.  EBITDARS and Adjusted EBITDA may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.  Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

EBITDARS and Adjusted EBITDA do not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS and Adjusted EBITDA are not necessarily indicative of amounts that may be available for discretionary use.  We present EBITDARS and Adjusted EBITDA because certain covenants in our credit facilities are tied to that measure.  We also view EBITDARS and Adjusted EBITDA as useful measures of operating performance given our large net operating loss carryforward and because, as supplemental measures: (i) they are a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing our ability to service and/or incur indebtedness.  We believe that EBITDARS and Adjusted EBITDA, when considered with both our GAAP results and the reconciliation to net income, provides a more complete understanding of our business than could be obtained absent this disclosure.

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

Intangible assets:  FASB ASC 805-20 (Business Combinations) requires corporate acquirers to recognize, separately from goodwill, intangible assets that meet either a separability or contractual-legal criterion.  Establishing the initial value for such intangible assets typically involves estimating cash flows to be derived from the assets and discounting the cash flows back to the acquisition date.  Significant judgment is required in estimating future cash flows, selecting discount rates and determining useful lives over which to amortize the assets.  In connection with recent corporate acquisitions, IEC has established intangible assets for customer relationships, a property-tax abatement, and a non-compete agreement.  During the fourth quarter of fiscal 2013, we recorded an impairment charge of $2.4 million related to SCB’s customer relationships.  The impairment analysis and resulting charge is further discussed in Note 6 – Intangible Assets to the consolidated financial statements included in this Form 10-K.

Goodwill:  Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.  Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Quantitative evaluations of goodwill may be avoided if qualitative assessments indicate a greater-than-50 percent likelihood that fair value of the corresponding unit exceeds its carrying value.  During the fourth quarter of fiscal 2013, we recorded an impairment charge of $11.8 million related to SCB’s goodwill.  The impairment analysis and resulting charge is further discussed in Note 7 – Goodwill to the consolidated financial statements included in this Form 10-K.

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

The Company actively monitors its exposure to interest rate risk and from time to time uses derivative financial instruments to manage the impact of this risk.  The Company uses derivatives only for the purpose of managing risk associated with underlying exposure.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate, nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance.  Management believes its use of derivative instruments to manage risk is in the Company’s best interest.  However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increase volatility.

At September 30, 2013, the Company had $36.8 million of debt, comprised of $27.4 million with variable interest rates and $9.4 million with fixed rates.  As more fully described in Note 8 – Credit Facilities to the consolidated financial statements included in this Form 10-K, the Company is party to a swap transaction that increased the portion of debt with effectively fixed rates of interest from $9.4 million to $22.5 million.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics.  Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2013 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the 2013 Credit Agreement and the Swap Transaction.  M&T Bank's credit rating (reaffirmed A- by Fitch in October 2013) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the 2013 Credit Agreement and the Swap Transaction.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2013. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended September 30, 2012 as a result of an error in accounting for work-in-process inventory at one of the Company’s subsidiaries, resulting in an understatement of cost of sales and an overstatement of gross profit.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 24, 2013

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 and 2012
(in thousands, except share and per share data)

	September 30,	September 30,
	2013	2012
		(restated)
ASSETS
Current assets:
Cash	$2,499	$2,662
Accounts receivable, net of allowance	27,945	23,193
Inventories, net	21,904	17,697
Deferred income taxes	1,382	1,365
Other current assets	610	401
Total current assets	54,340	45,318

Fixed assets, net	17,946	17,120
Intangible assets, net	2,647	5,511
Goodwill	2,005	13,810
Deferred income taxes	11,652	6,018
Other assets	345	121
Total assets	$88,935	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,778	$6,533
Accounts payable	16,508	15,697
Accrued payroll and related expenses	2,464	2,676
Other accrued expenses	811	946
Customer deposits	187	146
Total current liabilities	22,748	25,998

Long-term debt	34,026	21,104
Other long-term liabilities	167	-
Total liabilities	56,941	47,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares Issued: 11,006,749 and 10,943,185 shares, respectively Outstanding: 9,991,291 and 9,927,727 shares, respectively	110	109
Additional paid-in capital	43,802	43,075
Retained earnings/(accumulated deficit)	(10,483)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	(1,435)
Total stockholders' equity	31,994	40,796
Total liabilities and stockholders' equity	$88,935	$87,898

The accompanying notes are an integral part of these consolidated financial statements.
27

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS and YEARS ENDED SEPTEMBER 30, 2013 and 2012
(in thousands, except share and per share data)

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
		(restated)		(restated)
Net sales	$39,122	$37,062	$140,946	$144,963
Cost of sales	33,668	30,888	123,269	118,657
Gross profit	5,454	6,174	17,677	26,306
Selling and administrative expenses	3,761	3,579	15,453	15,765
Impairment of goodwill and other intangibles	14,217	-	14,217	-
Restatement and related expenses	625	-	1,842	-
Operating profit/(loss)	(13,149)	2,595	(13,835)	10,541

Interest and financing expense	522	297	1,170	1,227
Other expense/(income)	-	1	47	(1,050)
Income/(loss) before income taxes	(13,671)	2,297	(15,052)	10,364

Provision for/(benefit from) income taxes	(5,004)	711	(5,522)	3,670
Net income/(loss)	$(8,667)	$1,586	$(9,530)	$6,694

Net income/(loss) per common and common equivalent share:
Basic	$(0.89)	$0.16	$(0.98)	$0.69
Diluted	(0.89)	0.16	(0.98)	0.67

Weighted average number of common and common equivalent shares outstanding:
Basic	9,739,601	9,660,253	9,711,549	9,663,865
Diluted	9,739,601	9,982,368	9,711,549	9,969,071

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2013 and 2012
(in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2011	$108	$42,660	$(7,647)	$(1,435)	$33,686

Net income	-		6,694	-	6,694
Stock-based compensation	-	595	-	-	595
Directors' fees paid in stock	-	37	-	-	37
Restricted (non-vested) stock grants	1	(1)	-	-	-
Exercise of stock options	-	134	-	-	134
SCB escrow settlement retirement of stock	-	(414)	-	-	(414)
Employee stock plan purchases	-	64	-	-	64

Balances, September 30, 2012, restated	$109	$43,075	$(953)	$(1,435)	$40,796

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2012, restated	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	-	-	(9,530)	-	(9,530)
Stock-based compensation	-	589	-	-	589
Forfeitures	(1)	1	-	-	-
Directors' fees paid in stock	-	10	-	-	10
Restricted (non-vested) stock grants	2	(2)	-	-	-
Exercise of stock options	-	60	-	-	60
Shares withheld for payment of taxes upon vesting of restricted stock	-	(29)	-	-	(29)
Employee stock plan purchases	-	98	-	-	98

Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013 and 2012
(in thousands)

	Years Ended
	September 30,	September 30,
	2013	2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(9,530)	$6,694
Non-cash adjustments:
Stock-based compensation	589	595
Depreciation and amortization	4,795	4,297
Impairment of goodwill and other intangibles	14,217	-
Change in contingent consideration	-	1,096
Directors' fees paid in stock	10	37
Loss on sale of fixed assets	(8)	14
Reserve for doubtful accounts	105	101
Deferred tax expense/(benefit)	(5,651)	3,248
Changes in operating assets and liabilities:
Accounts receivable	(4,857)	(3,871)
Inventories	(4,207)	(1,604)
Other current assets	(209)	(77)
Other long term assets	(264)	-
Accounts payable	811	2,947
Accrued expenses	(347)	(321)
Customer deposits	41	(186)
Other long term liabilities	167	-
Net cash flows provided by/(used in) operating activities	(4,338)	12,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,103)	(3,080)
Proceeds from disposal of fixed assets	21	46
Net cash used in investing activities	(5,082)	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	60,815	62,563
Repayments of revolving credit facility, including refinancing	(47,266)	(63,173)
Borrowings under other loan agreements and notes, including refinancing	24,000	-
Repayments under loan agreements and notes, including refinancing	(28,382)	(6,862)
Debt issuance costs	(39)	-
Proceeds from exercise of stock options	60	134
Proceeds from employee stock plan purchases	98	64
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-
Net cash flows provided by/(used in) financing activities	9,257	(7,274)

Net increase/(decrease) in cash and cash equivalents	(163)	2,662
Cash and cash equivalents, beginning of period	2,662	-
Cash and cash equivalents, end of period	$2,499	$2,662

Supplemental cash flow information:
Interest paid	$1,176	$1,106
Income taxes paid	367	326

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp.-Albuquerque ("Albuquerque"); Dynamic Research and Testing Laboratories, LLC (“DRTL”); and Southern California Braiding, Inc. (“SCB”).  The Celmet unit operates as a division of IEC.  All significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation.  Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T Bank"), a banking corporation headquartered in Buffalo, NY.  In fiscal 2011, cash receipts and disbursements were used to repay or draw on IEC’s revolving credit facility and cash balances were de minimis.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  During the fourth quarter of fiscal 2013, we recorded an impairment charge of $2.4 million related to SCB’s customer relationships.  The impairment analysis and resulting charge is further discussed in Note 6 – Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC during fiscal 2013 or 2012.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  During the fourth quarter of fiscal 2013, we recorded an impairment charge of $11.8 million related to SCB’s goodwill.  The impairment analysis and resulting charge is further discussed in Note 7 – Goodwill.

Most of IEC's recorded goodwill relates to SCB acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.

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

In June 2008, IEC entered into a sale-leaseback arrangement with M&T Bank under which fixed assets with a net book value of $2.0 million and an original cost of $15.6 million were sold to M&T Bank and were leased back under a five-year operating lease.  The sold assets were removed from the accounts and a minimal loss on the transaction was amortized over the initial lease term.  During the third quarter of fiscal 2013, the operating lease terminated and the assets were repurchased for $0.4 million pursuant to a purchase option in the sale-leaseback arrangement

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies have been recorded by IEC during fiscal 2013 or 2012.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during the years ended September 30, 2013 or 2012.

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

Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Material management revenue amounted to less than 5% of total revenue in fiscal 2013 and 2012.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.

Restatement and Related Expenses

Restatement and related expenses represents third-party expenses arising from the restatement further discussed in Note 2 - Restatement of Consolidated Financial Statements.  These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17 - Litigation.

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

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2009 through fiscal 2012.  The federal income tax audit for fiscal 2011 recently concluded and did not have a material impact on the financial statements.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSU’s”) and anticipated issuance through the employee stock purchase plan.  Options, restricted stock and RSU’s are primarily held by directors, officers and certain employees. A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
Shares for EPS Calculation	2013	2012	2013	2012

Weighted average shares outstanding	9,739,601	9,660,253	9,711,549	9,663,865
Incremental shares	-	322,115	-	305,206

Diluted shares	9,739,601	9,982,368	9,711,549	9,969,071

Anti-dilutive shares excluded	521,857	20,000	521,857	109,750

As a result of the net loss for the three months and year ended September 30, 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

Dividends

IEC does not pay dividends on its common stock, as it is the Company's current policy to retain earnings for use in the business.  Furthermore, the Company’s Fourth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from management’s estimates.

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

Recently Issued Accounting Standards

FASB Accounting Standards Update (“ASU”) 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” was issued in May 2011 to be effective for interim or annual periods beginning after December 15, 2011.  ASU 2011-04 changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (“IFRS”).  While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value do apply to IEC.  The Company uses such inputs when valuing certain assets acquired in business combinations and has provided additional information regarding the sensitivity of derived values from changes in the inputs.

FASB ASU 2012-02, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” was issued July 27, 2012 and is effective for annual and interim fiscal periods beginning after December 25, 2012.  ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2012-04, “Technical Corrections and Improvements,” was issued October 2012 and for public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The amendments in ASU 2012-04 cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in ASU 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting. ASU 2012-04 is not intended to significantly change U.S. GAAP and the Company does not anticipate a significant impact upon adoption.

FASB ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued on February 5, 2013 to be effective for fiscal years beginning after December 15, 2012.  This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires an entity to separately present the amount reclassified out of AOCI income for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification does not go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure.  The new requirements impact disclosure only and will take effect for the Company at the beginning of fiscal 2014.  The Company does not anticipate a significant impact upon adoption as it does not currently have any AOCI.

Note 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We restated our consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter.

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

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net income follows (in thousands):

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

The impact of the restatement on the previously issued Consolidated Balance Sheet as of September 30, 2012 and our Consolidated Statement of Income and Consolidated Statement of Cash Flows for the fiscal year then ended is as follows:

	Consolidated Balance Sheet
	September 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
ASSETS
Current assets:
Cash	$2,662	$-	$2,662
Accounts receivable, net of allowance	23,193	-	23,193
Inventories, net	19,348	(1,651)	17,697
Deferred income taxes	1,365	-	1,365
Other current assets	401	-	401
Total current assets	46,969	(1,651)	45,318

Fixed assets, net	17,120	-	17,120
Intangible assets, net	5,511	-	5,511
Goodwill	13,810	-	13,810
Deferred income taxes	5,433	585	6,018
Other assets	121	-	121
Total assets	$88,964	$(1,066)	$87,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,533	$-	$6,533
Accounts payable	15,697	-	15,697
Accrued payroll and related expenses	2,676	-	2,676
Other accrued expenses	946	-	946
Customer deposits	146	-	146
Total current liabilities	25,998	-	25,998

Long-term debt	21,104	-	21,104
Total liabilities	47,102	-	47,102

STOCKHOLDERS' EQUITY
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 10,943,185 shares
Outstanding: 9,927,727 shares	109	-	109
Additional paid-in capital	43,075	-	43,075
Accumulated income (deficit)	113	(1,066)	(953)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total stockholders' equity	41,862	(1,066)	40,796
Total liabilities and stockholders' equity	$88,964	$(1,066)	$87,898

	Consolidated Income Statements
	Three months ended			Year ended
	September 30, 2012			September 30, 2012
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
	(in thousands)

Net sales	$37,062	$-	$37,062	$144,963	$-	$144,963
Cost of sales	30,263	625	30,888	117,007	1,650	118,657
Gross profit	6,799	(625)	6,174	27,956	(1,650)	26,306
Selling and administrative expenses	3,579	-	3,579	15,765	-	15,765
Operating profit	3,220	(625)	2,595	12,191	(1,650)	10,541

Interest and financing expense	297	-	297	1,227	-	1,227
Other (income)/expense	1	-	1	(1,050)	-	(1,050)
Income before provision for income taxes	2,922	(625)	2,297	12,014	(1,650)	10,364

Provision for income taxes	921	(210)	711	4,254	(584)	3,670
Net income	$2,001	$(415)	$1,586	$7,760	$(1,066)	$6,694

Net income per common and common equivalent share:
Basic	$0.21	$(0.05)	$0.16	$0.80	$(0.11)	$0.69
Diluted	0.20	(0.04)	0.16	0.78	(0.11)	0.67
Weighted average number of common and common equivalent shares outstanding:
Basic	9,660,253		9,660,253	9,663,865		9,663,865
Diluted	9,982,368		9,982,368	9,969,071		9,969,071

	Consolidated Statement of Cash Flow
	Year ended
	September 30, 2012
	As reported	Adjustment	Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,760	$(1,066)	$6,694
Non-cash adjustments:
Stock-based compensation	595	-	595
Depreciation and amortization	4,297	-	4,297
Change in contingent consideration	1,096	-	1,096
Directors' fees paid in stock	37	-	37
Loss on sale of fixed assets	14	-	14
Reserve for doubtful accounts	101	-	101
Deferred tax expense	3,833	(585)	3,248
Changes in current assets and liabilities:			-
Accounts receivable	(3,871)	-	(3,871)
Inventories	(3,255)	1,651	(1,604)
Other current assets	(77)	-	(77)
Accounts payable	2,947	-	2,947
Accrued expenses	(321)	-	(321)
Customer deposits	(186)	-	(186)
Net cash flows from operating activities	12,970	-	12,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,080)	-	(3,080)
Proceeds from (net cost of) disposal of fixed assets	46	-	46
Net cash flows from investing activities	(3,034)	-	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	62,563	-	62,563
Repayments of revolving credit facility	(63,173)	-	(63,173)
Repayments under loan agreements and notes	(6,862)	-	(6,862)
Proceeds from exercise of stock options	134	-	134
Proceeds from employee stock plan purchases	64	-	64
Net cash flows from financing activities	(7,274)	-	(7,274)

Net cash flows for the period	2,662	-	2,662
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$2,662	$-	$2,662

Supplemental cash flow information:
Interest paid	$1,106	$-	$1,106
Income taxes paid	326	-	326

After taking into account the restatement, the Company remained in compliance with the financial covenants contained in its Credit Agreement with M&T Bank, described in Note 8 – Credit Facilities, for each measurement period during fiscal 2012.

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the fiscal year ended September 30, 2013 and 2012.

	Years Ended
	September 30,	September 30,
Allowance for Doubtful Accounts	2013	2012
(in thousands)
Allowance, beginning of period	$406	$305
Provision for doubtful accounts	105	101
Write-offs	(59)	-
Allowance, end of period	$452	$406

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

	September 30,	September 30,
Inventories	2013	2012
(in thousands)		(restated)

Raw materials	$14,841	$10,732
Work-in-process	7,564	6,564
Finished goods	1,449	1,661
Total inventories	23,854	18,957
Reserve for excess/obsolete inventory	(1,950)	(1,260)
Inventories, net	$21,904	$17,697

Note 5—FIXED ASSETS

Fixed assets and accumulated depreciation at period end consist of the following:

	September 30,	September 30,
Fixed Assets	2013	2012
(in thousands)
Land and improvements	$1,601	$1,556
Buildings and improvements	11,070	9,852
Leasehold improvements	1,411	1,374
Machinery and equipment	25,963	23,085
Furniture and fixtures	6,165	5,444
Construction in progress	835	673
Total fixed assets, at cost	47,045	41,984
Accumulated depreciation	(29,099)	(24,864)
Fixed assets, net	$17,946	$17,120

Depreciation expense was $4.3 million and $3.8 million for the years ended September 30, 2013 and 2012, respectively.

Results of the impairment analyses related to the SCB reporting unit, more fully described in Note 6 – Intangible Assets and Note 7 – Goodwill, did not result in a fixed asset impairment as undiscounted cash flows exceed the carrying value of the assets.

Note 6—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in the first quarter of fiscal 2011 and Albuquerque in fiscal 2010.

Among SCB’s key attributes as an acquisition candidate were the relationships established with a number of military and defense contractors.  The anticipated profitability of those relationships was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related customer relationship intangible asset.  Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to this intangible asset.  The asset is being amortized over its fifteen-year estimated useful life, using the straight-line method.

For the reasons set forth in Note 7 – Goodwill below, the Company recorded an impairment of the customer relationship intangible asset in the fourth quarter of fiscal 2013.  As part of the impairment determination, future cash flows of SCB’s customer relationships existing at acquisition date were projected based on estimates of future revenues, operating income and other factors, such as working capital and capital expenditures.  Factors taken into consideration in arriving at these estimates include historical results since acquisition, industry data and expected challenging market conditions as described more fully in Note 7 – Goodwill.  The projections do not include possible future benefits from customer relationships existing at acquisition date that may positively impact other reporting units, including Albuquerque, in the future.  The discount rates used in our discounted cash flow method were based on a weighted average cost of capital determined from relevant market comparisons, adjusted upward for risks specific to the reporting unit.  An estimated attrition rate was calculated based on the reporting unit’s historical revenue.  Based on the results of this test, we recognized an impairment charge of $2.4 million for customer relationships.  An impairment analysis for intangible assets was not necessary prior to the fourth quarter of fiscal 2013 for the same reasons a goodwill impairment charge was not recorded prior to the fourth quarter of fiscal 2013 as described in Note 7 - Goodwill.

In connection with the SCB acquisition, IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  This intangible asset is being amortized evenly over its contractual life, and there was no impairment to the asset’s carrying value of $44 thousand.

As for Albuquerque, its building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.  There was no impairment to the asset’s carrying value of $213 thousand.

A summary of intangible assets by category and accumulated amortization at period end follows:

	September 30,	September 30,
Intangible Assets	2013	2012
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,301)	(849)
Accumulated impairment - customer relationships	(2,412)	-
Intangible assets, net	$2,647	$5,511

Amortization expense during the years ended September 30, 2013 and 2012 follows:

	Years Ended
	September 30,	September 30,
Amortization Expense	2013	2012
(in thousands)

Intangible amortization expense	$452	$453

A summary of amortization expense for the next five years follows:

Estimated
future
Future Amortization	amortization
(in thousands)
Years ended September 30,
2014	$254
2015	254
2016	238
2017	234
2018 and thereafter	1,667

Note 7—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 are $13.7 million and $0.1 million, respectively.

Since its acquisition, SCB has operated as a reporting unit of the Company, primarily in the military & aerospace market sector.  Due to changing circumstances, the Company determined it was necessary to perform a quantitative assessment which resulted in an impairment charge recorded in the fourth quarter of fiscal 2013.

The Company performs its annual impairment test for SCB goodwill during the third quarter.  Prior to the fourth quarter of fiscal 2013, these tests indicated no impairment.  During the third quarter of fiscal 2013, we performed a qualitative impairment analysis as permitted by ASC 350 – Intangibles – Goodwill and Other.  We considered several factors including operating results in recent periods, backlog, market sector and macro-economic conditions and revenue.  At the time, we anticipated improved operating margins in future periods.  Government activities were not expected to have a significant impact on SCB as the majority of the programs that SCB’s customers participate in involve complex, advanced technology including unmanned vehicles, space defense and space exploration – and, as such, were more likely delayed as opposed to permanently cut.  Revenue growth also was expected to have a positive impact on operating margins due to improved leverage on existing overhead, selling and administrative costs.  The Company therefore determined it was not more likely than not that goodwill was impaired.

Since acquisition, operating expenses at the SCB reporting unit were at a level that would support anticipated higher revenue volumes.  Although revenue at the reporting unit increased in fiscal 2013 over fiscal 2012, growth was slower than projected at acquisition date.  During the second and third quarters of fiscal 2013, the Company made an effort to increase margins by implementing operational improvements at the reporting unit to reduce costs and improve efficiencies.  Notwithstanding improvements, SCB continued to experience poor operating performance.  As a result, the Company made strategic decisions during the fourth quarter of fiscal 2013 to direct more revenue from existing and new customers in the military & aerospace market sector to our Albuquerque reporting unit.  This change in strategy is expected to improve leverage of expenses at Albuquerque while reducing expenses at SCB.  The result is limited, managed growth planned for the SCB reporting unit for the foreseeable future, with future additional growth in this market sector planned to occur at our other locations.

As part of the strategic change noted above, the Company has reduced planned operating expenses in order to better align them with current revenue volumes and planned reduced growth at the SCB reporting unit.  Fiscal 2014 measures to improve operating results include planned operational efficiencies, reduction of square footage leased and reduction of personnel, administrative, selling and other discretionary costs.  These changes are beginning to take effect in fiscal 2014; however it will take some time to realize the full impact.  Recent forecasts for the SCB reporting unit for fiscal 2014 include lower revenue and operating margin projections based on the Company’s plans to manage the level of operations at this reporting unit while continuing to grow business in the military & aerospace market sector at other reporting units.

Additionally, since the third quarter of fiscal 2013, uncertainties relative to the military & aerospace market sector have intensified.  Federal government indecision regarding funding of budget deficits resulted in a partial government shut-down during October 2013.  This followed Department of Defense spending reductions that already occurred as a result of sequestration in the spring of 2013.  A temporary suspension of the debt ceiling put an end to the October 2013 shutdown.  At the time the Company was performing its impairment analysis, the temporary suspension was scheduled to end in February 2014.  At that time, there would be the possibility of another partial shut-down and further cuts that could take effect in calendar 2014 if further sequestration could not be avoided.  Although instability has continued to be evident,  the Company continues to believe government funding for the majority of our customers’ programs that we support is more likely delayed as opposed to permanently cut.

As a result of the factors described above, the Company determined it was necessary to perform a quantitative step one goodwill impairment analysis as of the fourth quarter of fiscal 2013.  The fair value of the SCB reporting unit was estimated using discounted cash flows, which is an income approach.  The discount rates used were based on a weighted average cost of capital determined from relevant market comparisons, adjusted upward for risks specific to the reporting unit.  Future cash flows were projected based on estimates of future revenues, operating income and other factors, such as working capital and capital expenditures.  Factors taken into consideration in arriving at these estimates include historical results since acquisition, industry data, and expected challenging market conditions.  The projections do not include possible future benefits from customer relationships that may positively impact other reporting units, including Albuquerque, in the future.  Despite the planned changes described above, projections still indicate low operating margins, and the carrying value of the SCB reporting unit exceeds the fair value estimated in step one of the impairment analysis.  It was therefore necessary to perform step two to determine the amount of the impairment

The step two analysis was performed utilizing the same factors in the step one analysis described above.  The fair value of the assets and liabilities of the reporting unit were estimated and the residual fair value of the reporting unit was compared to the carrying value of goodwill.  Based on the results of the step two analysis, the Company recognized a goodwill impairment charge of $11.8 million.

In the time since the Company performed its impairment analysis, Congress has considered a proposed framework that would avoid another partial government shut-down and further sequestration in 2014.  However, details as to exactly how any agreement will impact the Company’s customers will take time to emerge.  Absent more clarity, the Company did not modify its impairment analysis.

As for the goodwill from the Celmet acquisition, there has been no impairment.

A summary of the total goodwill and accumulated impairment at period end follows:

	September 30,	September 30,
Goodwill	2013	2012
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	-
Balance	$2,005	$13,810

Note 8—CREDIT FACILITIES

A summary of borrowings at September 30, 2013 and 2012 follows:

	Fixed/
	Variable		September 30, 2013		September 30, 2012
Debt	Rate	Maturity Date	Balance	Interest Rate (1)	Balance	Interest Rate
(in thousands)

M&T borrowings (2):
Revolving Credit Facility	v	01/18/16	$11,261	3.19%	$6,588	3.00%
Term Loan A	f	02/01/22	9,259	3.98	-	-
Term Loan B	v	02/01/23	13,184	2.68	-	-
SCB Term Loan	v	12/17/15	-	-	13,000	3.25
Albuquerque Term Loan	v	12/16/14	-	-	2,250	3.25
Albuquerque Mortgage Loan	v	02/01/18	3,000	3.44	3,267	3.25
Celmet Term Loan	v	07/30/15	-	-	1,166	3.25
Equipment Loans - 2	v	12/17/13	-	-	672	3.25
Equipment Loans - 3	f	11/01/12	-	-	108	2.93
Energy Loan	f	04/02/13	-	-	23	2.08

Other borrowings:
Seller notes, Wire and Cable	f	06/01/13	-	-	463	3.00
Albuquerque Industrial Revenue Bond	f	03/01/19	100	5.63	100	5.63

Total debt			36,804		27,637
Less: current portion			(2,778)		(6,533)
Long-term debt			$34,026		$21,104

(1) Rates noted above are before impact of interest rate swap.

(2) Sale-leaseback agreement with M&T is accounted for as an operating lease, and therefore is not included above for September 30, 2012.  The lease terminated during the third quarter of fiscal 2013.

M&T Bank Credit Facilities

On January 18, 2013, the Company and M&T Bank entered into the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), replacing a prior agreement dated December 17, 2010 (“2010 Credit Agreement”).  Many of the terms, conditions and covenants remain unchanged from the 2010 Credit Agreement.  Borrowings under the 2013 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries.

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)    Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At September 30, 2013, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $12.8 million and $12.9 million during the years ended September 30, 2013 and 2012, respectively.
The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $36 thousand and $33 thousand during the years ended September 30, 2013 and 2012, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

b)   Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in 108 monthly installments of $93 thousand.

c)     Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 monthly installments of $117 thousand.

d)    Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal is being repaid in monthly installments of $22 thousand plus a balloon payment due at maturity.

e)     Energy Loan: $0.2 million was borrowed on April 2, 2008, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal was being repaid in 60 equal monthly installments and the loan was paid in full during April 2013.

Subsequent to September 30, 2013, the Company obtained an amendment to the 2013 Credit Agreement (the “Third 2013 Amendment”) for the Celmet Building Term Loan for $1.3 million.  The proceeds were used to reimburse the Company’s cost of purchasing the Rochester, New York facility.

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) as described in the tables below.  The terms of the 2013 Credit Agreement did not require measurement of financial covenants for the first quarter of fiscal 2013.  For the purpose of calculating compliance with the covenants, IEC's operating lease obligation to M&T Bank for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, was treated as debt.  During the third quarter of fiscal 2013, the operating lease terminated and the assets were repurchased pursuant to a purchase option in the sale-leaseback arrangement.

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as shown in the table below.  Subsequent to September 30, 2013, on December 13, 2013, we obtained a further amendment to the 2013 Credit Agreement (the “2014 Amendment”) which modified the ratios as follows:

⋅      Debt to EBITDARS Ratio: (a)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 through and including 9/29/2013	< 3.00 to 1.00

9/30/2013 and thereafter	<2.75 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.25 to 1.00

12/28/2013 through and including 3/28/2014	<3.00 to 1.00

3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.50 to 1.00

12/28/2013 through and including 3/28/2014	<3.00 to 1.00

3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after 2014 Amendment:
12/13/2013 through and including 3/27/2014	< 4.50 to 1.00

3/28/2014 through and including 6/26/2014	<3.50 to 1.00

6/27/2014 through and including 9/29/2014	<3.25 to 1.00

09/30/2014 and thereafter	< 2.75 to 1.00

⋅      Fixed Charge Coverage Ratio: (b)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 and thereafter	> 1.25 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013	>0.95 to 1.00

9/30/2013	>1.00 to 1.00

12/27/2013	>1.15 to 1.00

3/28/2014 and thereafter	>1.25 to 1.00

2013 Credit Agreement, after 2014 Amendment:
3/28/2014 through and including 6/26/2014	≥0.90 to 1.00

06/27/2014 through and including 9/29/2014	≥1.10 to 1.00

9/30/2014 and thereafter	≥1.25 to 1.00

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

The Second 2013 Amendment also amended two definitions used in the calculation of the financial covenants, including: (i) the definition of net income, to add back, through the fiscal quarter ending June 27, 2014, up to $1.1 million of legal and accounting fees associated with the restatement, and (ii) the definition of interest expense as related to Rate Management Transactions (defined in the 2013 Credit Agreement), to be “the net cash cost or benefit associated with Rate Management Transactions net cash benefit or loss”.

The Company was in compliance with its financial covenants at September 30, 2012.  At March 29, 2013 the Company was not in compliance with these financial covenants.  At June 28, 2013 and September 30, 2013 the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio.  The Company has obtained waivers for each period from M&T Bank with respect to such noncompliance.

The waivers received by the Company for failure to comply with the financial covenants at March 29, 2013, June 28, 2013 and September 30, 2013 did not affect the quarterly calculation of the applicable interest rate margin for the Revolver and Albuquerque Mortgage Loan and the Revolver unused fees.  However, the Second 2013 Amendment modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility.  The applicable margins are determined based on the Debt to EBITDARS Ratio.  Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter.  The higher Debt to EBITDARS Ratio calculated as of March 29, 2013 resulted in an increase of 0.75% in the effective rate applicable to the Revolver and Albuquerque Mortgage Loan and an increase of 0.375% in the unused commitment fee for the Revolver.  The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second 2013 Amendment resulted in an increase of 0.25% in the effective rate applicable to those two loans and the unused commitment fee for the Revolver remained unchanged.   However, the 2014 Amendment fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case through December 13, 2014 and if the Company is not compliant with financial covenants on December 13, 2014, during the period of non-compliance.

Significant modifications made in the 2013 Credit Agreement and subsequent amendments to the financing arrangements previously in effect under the 2010 Credit Agreement include:

⋅
Consolidation of all outstanding term debt, except the Albuquerque Mortgage Loan and the Energy Loan, and an $8.9 million portion of outstanding loans under the Revolver, into two new and increased term loans, described below (“Term Loan A” and “Term Loan B”);

⋅
Creation of a new Term Loan A in the original principal amount of $10.0 million, bearing interest at the fixed rate of 3.98% per annum, payable in equal monthly principal payments of $93 thousand each plus accrued interest, with a final maturity date of February 1, 2022;

⋅
Creation of a new Term Loan B in the original principal amount of $14.0 million, bearing interest at a variable rate equal to 2.50% above the Libor in effect from time to time, payable in equal monthly principal payments of $117 thousand each plus accrued interest, with a final maturity date of February 1, 2023.  The 2014 Amendment modified the applicable margin to 3.25% until December 13, 2014.  Thereafter, the applicable margin will revert back to the rate range defined in the 2013 Credit Agreement provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the interest rate will remain at the fixed rate of 3.25% until the Company has become compliant with all the covenants;

⋅	Extension of the maturity date of the Albuquerque Mortgage Loan from December 16, 2014 to February 1, 2018, with no change to the monthly principal payments of $22 thousand each plus accrued interest;

⋅
Modification of the interest rate applicable to the Albuquerque Mortgage Loan from (i) a range on the applicable quarterly adjustment date of 2.50% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 2.00% to 3.25% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the interest rate to a range on the applicable quarterly adjustment date of 2.25% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The 2014 Amendment modified the applicable margin to 4.50% until December 13, 2014. Thereafter, the applicable margin will revert back to the rate range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain at the fixed rate of 4.50% until the Company has become compliant with all the covenants ;

⋅
Continuation of the Revolver in the maximum available principal amount of the lesser of $20.0 million or the amount available under the borrowing base (the formula for which, and interest rate surcharge applicable to optional over-base advances, remains unchanged), with an outstanding principal balance immediately after the closing of $3.7 million;

⋅	Extension of the maturity date of the Revolver from December 17, 2013 to January 18, 2016;

⋅
Modification of the interest rate applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 2.25% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 1.75% to 3.00% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the interest rate to a range on the applicable quarterly adjustment date of 2.00% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The 2014 Amendment modified the applicable margin to 4.25% until December 13, 2014. Thereafter, the applicable margin will revert back to the rate range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the interest rate will remain at the fixed rate of 4.25% until the Company has become compliant with all the covenants  ;

46

⋅
Modification of the unused fee applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the unused fee to a range on the applicable quarterly adjustment date of 0.250% to 0.500% based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The 2014 Amendment modified the unused fee to a fixed rate of 0.50% until December 13, 2014. Thereafter, the unused fee will revert back to the fee range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the unused fee will remain at the fixed rate of 0.50% until the Company has become compliant with all the covenants ;

⋅	Elimination of mandatory prepayments based upon excess cash flow;

⋅
Continuation, unchanged, of existing financial covenants requiring minimum quarterly EBITDARS, a maximum Debt to twelve month EBITDARS ratio, and minimum Fixed Charge Coverage Ratio, all measured at the end of each quarter commencing with the quarter ending in June 2013 (but later modified in the 2013 and 2014 Covenant Amendments); and

⋅
Modification of the prohibition against dividends and stock repurchases to permit an aggregate maximum of $3.5 million of such distributions prior to February 1, 2023 absent default at the time of the applicable payment.

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”).  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on the loan’s outstanding principal. Pursuant to the swap transaction, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  When the swap fixed rate is added to the Term Loan B spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%.

The 2010 Credit Agreement provided for various debt facilities as detailed below.  The revolving credit facility and term loan borrowings under the 2010 Credit Agreement bore interest at Libor plus a margin that varied between 2.25% and 3.75% based on the Company's Debt to EBITDARS Ratio.

The 2010 Credit Agreement was modified on November 17, 2011 by a letter agreement that extended the Equipment Line of Credit to December 17, 2013 and made all loans under such line due and payable no later than that date. The 2010 Credit Agreement required prepayments of term loans equal to 50% of excess cash flow for fiscal years ending after September 30, 2010 and the letter agreement changed that requirement to fiscal years ending after September 30, 2011.

 Individual debt facilities that were provided under the 2010 Credit Agreement are described below:

a)    Revolving Credit Facility (“Revolver”): Up to $20.0 million was available through December 17, 2013. The Company could borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At IEC's election, another 35% of eligible inventories would be included in the borrowing base for limited periods of time during which a higher rate of interest would be charged on the Revolver. Borrowings based on inventory balances were further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.

b)    SCB Term Loan: $20.0 million was borrowed on December 17, 2010 and principal was being repaid in 60 equal monthly installments. This loan was paid off during January 2013.

c)     Albuquerque Term Loan: $5.0 million was borrowed on December 16, 2009, and principal was being repaid in 60 equal monthly installments. This loan was paid off during January 2013.

d)    Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal was being repaid in 60 monthly installments of $22 thousand plus a balloon payment due at maturity.  The maturity date of the mortgage loan was modified from December 16, 2014 to February 1, 2018; with no change to the monthly principal payments of $22 thousand each plus accrued interest.

e)     Celmet Term Loan: $2.0 million was borrowed on July 30, 2010, and principal was being repaid in 60 equal monthly installments. This loan was paid off during January 2013.

f)     Equipment Line of Credit: Up to $1.5 million, reduced by outstanding loans, was available through December 17, 2013. The line was available for purchases of capital equipment. Borrowings under the line were supported by individual notes that specify interest and principal repayment terms. The Company had the option to select whether the interest rate was fixed or variable. Equal payments of principal were being made over 48 months for two of the loans and over 60 months for one loan. These loans were paid off during January 2013.
g)     Energy Loan: $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% was subsidized by the State of New York. Principal was being repaid in 60 equal monthly installments and the loan was paid in full during April 2013.

Other Credit Facilities

h)    Seller Notes: The May 2008 acquisition of Wire and Cable was financed in part by three promissory notes payable to the sellers totaling $3.8 million. These notes were subordinated to borrowings under the Credit Agreement and were being repaid in quarterly installments of $160 thousand, including interest. Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings.  The seller notes were paid in full during June 2013.
i)     Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Contractual
Principal
Debt Repayment Schedule	Payments (1)
(in thousands)

Years ended September 30,
2014	$2,778
2015	2,778
2016 (2)	14,038
2017	2,778
2018 and thereafter	14,432
$36,804

(1)   Does not include the Celmet Term Loan of $1.3 million the Company obtained subsequent to September 30, 2013.

(2)   Includes Revolver balance of $11.3 million as of September 30, 2013.

Note 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”).  The Swap Transaction is for a notional amount of $14,000,000 with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  When the swap fixed rate is added to the Term Loan B Spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%.

The fair value of the interest rate swap agreement represented an asset of $0.3 million at September 30, 2013 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended September 30, 2013 within interest expense.

The fair value of the interest rate swap recorded in other assets in the Consolidated Balance Sheet at September 30, 2013 is $0.3 million.

Note 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At September 30, 2013, the interest rate swap agreement is an asset of $0.3 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.   The fair value and carrying value of Term Loan A at September 30, 2013 are $7.6 million and $9.3 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2013 as it is variable rate debt.  The fair value of the Company’s debt agreements approximated carrying value at September 30, 2012.

Note 11—WARRANTY RESERVES

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
	September 30,	September 30,
Warranty Reserve	2013	2012
(in thousands)
Reserve, beginning of period	$388	$448
Provision	13	167
Warranty costs	(182)	(227)
Reserve, end of period	$219	$388

Note 12—DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates.  These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects.  During the year ended September 30, 2013, the Company received grant proceeds of $0.2 million, from such grant programs.

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

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company has recorded amortization of $17 thousand for the deferred grants through September 30, 2013.

Note 13—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting of the Shareholders.  This plan replaced IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock-based awards granted through December 2011, were made under the 2001 Plan.  Awards granted after December 2011, were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $0.6 million in each of the fiscal years ended September 30, 2013 and 2012.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2013 and 2012 follows:

	Years Ended
	September 30,	September 30,
Valuation of Options	2013	2012

Assumptions for Black-Scholes:
Risk-free interest rate	0.55%	0.63%
Expected term in years	4.0	4.0
Volatility	49%	51%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	50,000	57,200
Weighted average fair value per share	$2.65	$2.01
Fair value of options granted (000's)	$133	$115

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2013		September 30, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	280,789	$3.82	371,339	$3.32
Granted	50,000	6.91	57,200	5.03
Exercised	(30,150)	2.00	(70,750)	0.56
Forfeited	(45,756)	5.52	(72,000)	4.60
Expired	(8,500)	2.01	(5,000)	0.55
Outstanding, end of period	246,383	$4.38	280,789	$3.82

For options expected to vest
Number expected to vest	234,967	$4.29	266,750	$3.82
Weighted average remaining term, in years	3.5		4.0
Intrinsic value (000s)		$168		$791

For exercisable options
Number exercisable	108,033	$2.36	118,639	$1.80
Weighted average remaining term, in years	1.8		2.3
Intrinsic value (000s)		$168		$591

For non-exercisable options
Expense not yet recognized (000s)		$194		$164
Weighted average years to be recognized	2.5		2.6

For options exercised
Intrinsic value (000s)		$131		$276

Changes in the number of non-vested options outstanding, together with other related data, follows.

	Years Ended
	September 30, 2013		September 30, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Grant Date	Number	Grant Date
Stock Options	of Options	Fair Value	of Options	Fair Value

Non-vested, beginning of period	157,150	$2.42	241,100	$2.02
Granted	50,000	2.65	57,200	2.01
Vested	(23,044)	2.26	(69,150)	2.13
Forfeited	(45,756)	2.51	(72,000)	2.12
Non-vested, end of period	138,350	$2.51	157,150	$2.42

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

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2013		September 30, 2012
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	339,939	$5.69	284,476	$5.76
Granted	90,708	6.82	98,325	5.21
Vested	(58,372)	5.45	(26,338)	5.17
Shares withheld for payment of taxes upon vesting of restricted stock	(4,441)	4.70	-
Forfeited	(92,360)	6.15	(16,524)	4.96

Outstanding, end of period	275,474	$5.96	339,939	$5.69

For non-vested shares
Expense not yet recognized (000s)		$811		$963
Weighted average remaining years for vesting		2.8		1.8

For shares vested
Aggregate fair value on vesting dates (000s)		$388		$136

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price for purchases after October 1, 2011.  Employee contributions to the plan, net of withdrawals were $49 thousand and $112 thousand for the years ended September 30, 2013 and 2012, respectively.  Compensation expense recognized under the ESPP was $5 thousand and $12 thousand for the years ended September 30, 2013 and 2012, respectively.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC).

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members may elect to have their meetings fees paid to the form of shares of the Company’s common stock.   During the fiscal years ended September 30, 2013 and 2012, board members were granted 1,480 and 6,920 shares of common stock, respectively, as payment of such meeting fees.  The Company recognized compensation expense related to the Board members of $10 thousand and $37 thousand during the fiscal years ended September 30, 2013 and 2012, respectively.

Note 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees.  Company contributions on behalf of Albuquerque employees totaled $35 thousand and $34 thousand during the years ended September 30, 2013 and 2012.  During 2012, the Company also made a one time contribution of 25% of the first 3% contributed by employees, totaling $219 thousand.

Note 15—INCOME TAXES

Provisions for income taxes for the years ended September 30, 2013 and 2012 are summarized below:

	Years Ended
	September 30,	September 30,
Income Tax Provision	2013	2012
(in thousands)		(restated)
Current tax expense:
State	$209	$205
Federal	(80)	216

Deferred tax expense:
State	(557)	65
Federal	(5,094)	3,184

Provision/(benefit) for income taxes	$(5,522)	$3,670

Differences between the federal statutory rate and IEC's effective rates of tax for 2013 and 2012 are explained by the following reconciliation.

	Years Ended
	September 30,	September 30,
Taxes as Percent of Pretax Income	2013	2012
		(restated)
Federal statutory rate	(34.0)%	34.0%

State income taxes, net of federal benefit	(2.3)	2.4
Increases in tax credits	(1.3)	(0.7)
IRS Audit	0.6	0.1
Other	0.3	(0.4)

Income tax provision/(benefit) as percent of pretax income	(36.7)%	35.4%

The following table displays deferred tax assets/liability by category:

	September 30,
Deferred Income Taxes	2013	2012
(in thousands)		(restated)
Deferred tax assets:
Net operating loss carryforward	$5,913	$5,068
Alternative minimum tax credit carryforward	870	831
Depreciation and fixed assets	250	-
Amortization and impairment of intangibles	3,610	-
New York State investment tax & other credits	1,186	990
Inventories	737	535
Other	923	1,091
Total before allowance	13,489	8,515
Valuation allowance	(455)	(455)
Deferred tax assets, net	13,034	8,060

Deferred tax liability:
Amortization and impairment of intangibles	-	(472)
Depreciation and fixed assets	-	(205)

Net deferred income taxes (current and long-term)	$13,034	$7,383

IEC has federal and state net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $16.2 million and $26.1 million, respectively, at September 30, 2013, expiring mainly in years 2021 through 2025.

In addition, $1.2 million of New York State investment tax and other credits are available to the Company as carryforwards, expiring in various years through 2028.  These credits cannot be utilized until the New York net operating loss carryforward is exhausted.  We have recorded a valuation allowance for these credits to the extent that we believe it is more likely than not that the tax benefit will not be realized.  If the credits expire unused, the related deferred tax asset and offsetting valuation allowance will be reduced.

Note 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Years Ended
	September 30,	September 30,	September 30,	September 30,
% of Sales by Sector	2013	2012	2013	2012

Military & Aerospace	49%	50%	51%	43%
Medical	20%	21%	20%	22%
Industrial	22%	22%	21%	25%
Communications & Other	9%	7%	8%	10%
	100%	100%	100%	100%

One individual customer in the Industrial sector represented 15% of sales for the year ended September 30, 2013.  No other customers represented 10% or more of sales for the current period. Two individual customers represented 10% or more of sales for the year ended September 30, 2012: one customer in the Industrial sector represented 19% of sales and one customer in the Medical sector represented 15% of sales.  Individual customers representing 10% or more of receivables accounted for 13% of outstanding balances at September 30, 2013 (one customer), and 10% of outstanding receivable balances at September 30, 2012 (one customer).

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history.  Customers generally are not required to post collateral.

Note 17—LITIGATION

As discussed in Note 2 to these consolidated financial statements, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a now formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a now consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages. While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

Note 18—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment.  Leases for buildings occupied by IEC's businesses expire as follows: Celmet in July 2014 and SCB primarily in September 2018.  These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance.

A summary of minimum lease obligations through the remainder of the lease terms follows:

Contractual
Lease
Future Rental Obligations	Payments (1)
(thousands)
Twelve months ending September 30,
2014	$373
2015	320
2016	321
2017	281
2018	270

(1)
The Celmet facility future lease payments that were due under its lease at September 30, 2013 have been excluded from the table above as the Company purchased the facility in November 2013. See Note 8, “Credit Facilities” for more information.

Rent expense was $1.1 million and $1.3 million for the years ended September 30, 2013 and 2012.

Purchase Commitments

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases.  In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-K, the company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

Note 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Key financial data for quarterly periods in fiscal years ended September 30, 2013 and 2012 as restated, is presented in the table below.  For further information regarding the restatement, see Note 2 – Restatement of Consolidated Financial Statements.

It should be noted that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2013	$39,122	$5,454	$(8,667)	$(0.89)	$(0.89)
Third 2013	35,154	5,159	382	0.04	0.04
Second 2013	33,681	2,899	(1,144)	(0.12)	(0.12)
First 2013, restated	32,989	4,165	(101)	(0.01)	(0.01)

Fourth 2012, restated	$37,062	$6,174	$1,586	$0.16	$0.16
Third 2012, restated	36,022	6,852	1,843	0.19	0.18
Second 2012, restated	38,020	8,083	2,498	0.26	0.25
First 2012, restated	33,859	5,199	766	0.08	0.08

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Subsequent to our original filing of our Annual Report on Form 10-K for the year ended September 30, 2012 (“Original 2012 10-K”) and in connection with the restatement discussed elsewhere in this Form 10-K, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory, as described in Management’s Report on Internal Control over Financial Reporting, below. As a result of this identification of a material weakness, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012, solely as a result of the material weakness described below.

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

Prior to the filing of our Original 2012 10-K, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2012, of our internal control over financial reporting, based on the framework entitled “Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that as of September 30, 2012, our internal control over financial reporting was effective.

Subsequent to the filing of Original 10-K and in connection with the restatement discussed in the Restated 10-K/A and elsewhere in this Form 10-K, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory. As a result of this identification of a material weakness, IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting resulted in the restatement of our fiscal 2012 financial statements included in our Restated 10-K/A and the restatement of our financial statements for the quarter ended December 28, 2012 included in our Restated 10-Q/A.

Management identified control deficiencies related to the Company’s reconciliation and review of accounting for work-in-process inventory as well as financial review and analysis.  These controls did not operate effectively at the Company’s wholly owned subsidiary, Southern California Braiding, Inc.  Specifically, the reconciliation of work-in-process inventory contained an error in capitalization of labor and overhead related to the stage of completion.  In addition, reconciliation reviews did not detect the error.  As a result, discrepancies accumulated in the inventory accounts, which resulted in material differences between costs capitalized for work-in-process inventory and cost of sales.  These deficiencies resulted in material adjustments to inventory and cost of sales in the Company’s consolidated financial statements for the fiscal year ended September 30, 2012 as well as the unaudited interim periods during fiscal 2012 and the first quarter of fiscal 2013 and aggregated to a material weakness.

To address this material weakness, we implemented certain remedial measures, including additional managerial reviews and documentation, specifically lower of cost or market analysis and review of other financial metrics and data to be performed at least quarterly. We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Neither the Restated 10-K/A nor this Form 10-K includes an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

As reported in our Original 2012 10-K the fiscal quarter ended September 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the material weakness described above, which related to accounting for work-in-process inventory, was identified after the end of the period covered by the Original 2012 10-K. As described above, we have implemented certain measures subsequent to the period covered by the Original 2012 10-K to address this material weakness.  No additional changes have been implemented during the period between filing the Original 2012 10-K and the filing of this Form 10-K.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled "Election of Directors – Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors – Corporate Governance and Board Matters” contained in IEC’s definitive proxy statement issued in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated in this Form 10-K by reference thereto.  The information regarding Executive Officers of the Registrant is found in Part I of this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled "Compensation of Named Executive Officers and Directors” and “Election of Directors – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set out below, the information required by this item is presented under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

The table that follows sets forth information concerning IEC's equity compensation plans as of September 30, 2013.  Under the 2001 Plan, which expired in December 2011, the following types of equity awards were made: stock options; restricted stock; share-based compensation for outside directors; and other stock-based awards.  Although no further awards may be made under the 2001 Plan, shares may continue to be issued under it in order to satisfy awards made prior to the 2001 Plan’s expiration.

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

In addition to the above-named plans, IEC administers an employee stock purchase plan, which was approved by IEC’s stockholders in February 2012.

Equity Compensation Plan Information
	Number of Shares			Number of Shares
	to be Issued		Wgtd Average	Remaining Available
	Upon Exercise		Exercise Price	for Future Issuance
	of Outstanding		of Outstanding	Under Equity
	Options, Warrants		Options, Warrants	Compensation
Plan Category	and Rights		and Rights	Plans (2)

Equity compensation plans:
Approved by stockholders	246,383	(1)	$4.38	1,816,220
Not approved by stockholders	-		-	-

Total	246,383		$4.38	1,816,220

(1)
Represents shares issuable upon exercise of awards granted under the 2001 Plan, which was approved by IEC stockholders in February 2002 and terminated in December 2011, as well as awards granted under the 2010 Plan, which was approved by IEC stockholders in January 2011 and terminates in January 2021.

(2)	Excludes shares reflected in first column. Includes shares remaining available for issuance under the 2010 Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors – Corporate Governance and Board Matters – Director Independence” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption "Ratification of Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2013” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

PART IV

Item 15.   EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

Financial Statements

Reference is made to Item 8, "Financial Statements and Supplementary Data" of Part II of this Form 10-K.  No financial statement schedules are required to be filed by Item 8 of Part II of this Form 10-K.

Exhibits

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located immediately following the signature page to this Form 10-K.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 24, 2013

IEC Electronics Corp.

By:	/s/ W. Barry Gilbert

W. Barry Gilbert

Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, W. Barry Gilbert and Vincent A. Leo, and each of them, as his/her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him/her, and in his/her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Barry Gilbert	Chief Executive Officer and
W. Barry Gilbert	Chairman of the Board	December 24, 2013
(Principal executive officer and Director)

/s/ Vincent A. Leo	Chief Financial Officer	December 24, 2013
Vincent A. Leo	(Principal financial and accounting officer)

/s/ Eben S. Moulton	Director	December 24, 2013
Eben S. Moulton

/s/ James C. Rowe	Director	December 24, 2013
James C. Rowe

/s/ Florence D. Hudson	Director	December 24, 2013
Florence D. Hudson

/s/ Jerold L. Zimmerman	Director	December 24, 2013
Jerold L. Zimmerman

/s/ Edward W. Kay, Jr.	Director	December 24, 2013
Edward W. Kay, Jr.

IEC ELECTRONICS CORP.
Form 10-K for Year Ended September 30, 2013
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

Exhibit
No.	Title
10.2
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

10.3
Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2010)

10.4
Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2010)

10.5
Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)

10.6
Fourth Amended and Restated Credit Facility Agreement, dated January 18, 2013, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.7
ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.8
Schedule to ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.9
Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.10
First Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.11
Second Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013)

10.12
Third Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of November 8, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2013)

10.13
Fourth Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of December 13, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.14*
Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.15*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.16*
Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.17*
Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and  Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

Exhibit
No.	Title
10.18*
Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.19*
IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.20*
Form of Incentive Stock Option Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.21*
Form of Employee Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.22*
Form of Director Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.23*	Employment Agreement between the Company and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2009)
10.24*
First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between the Company and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2010)

10.25*
Amended Salary Arrangement with Chief Executive Officer, effective November 1, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.26*
Amended and Restated Employment Agreement between the Company and W. Barry Gilbert dated December 16, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 19, 2013)

10.27*
Offer of Employment Letter Agreement between the Company and Susan E. Topel-Samek dated May 19, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 2010)

10.28*
Agreement and Release dated December 27, 2011 between the Company and Susan E. Topel-Samek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.29*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.30*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between the Company and Donald S. Doody (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.31*
IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.32*	IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1,2009 as amended March 29, 2013
10.33*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 2009)

10.34*
Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.35*
May 25, 2012 Letter amending Engagement Letter dated December 28, 2011 between the Company and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

Exhibit
No.	Title
10.36*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2011)
10.37*	Summary of Management Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.38*	Summary of Long Term Incentive Plan for Fiscal 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.39*	Summary of Supplemental Compensation for Independent Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2012)
10.40*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.41*	Summary of 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.42*	Summary of 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.43*	Summary of Modifications to Compensation for Independent Directors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.44*
Supplemental Salary Continuation and Non-Competition Agreement and Release of Claims, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.45*
Restricted Stock Award Agreement Amendment 1, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013)

10.46*	Salary Arrangements with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.47*	Summary of Management Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2013)
10.48*	Summary of Long Term Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2013)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following items from this Annual Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement

