Form 10-Q
period 2013-12-27
IEC ELECTRONICS CORP
filed 2014-02-10
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2013
or
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

315-331-7742
(Registrant's telephone number, including area code)

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

Common Stock, $0.01 par value – 10,042,784 shares as of February 3, 2014

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 2013 and SEPTEMBER 30, 2013
(in thousands, except share and per share data)

	December 27,	September 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,733	$2,499
Accounts receivable, net of allowance	21,729	27,945
Inventories, net	21,449	21,904
Deferred income taxes	1,382	1,382
Other current assets	1,002	610
Total current assets	47,295	54,340

Fixed assets, net	19,107	17,946
Intangible assets, net	2,583	2,647
Goodwill	2,005	2,005
Deferred income taxes	12,281	11,652
Other assets	416	345

Total assets	$83,687	$88,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,778
Accounts payable	13,295	16,508
Accrued payroll and related expenses	2,040	2,464
Other accrued expenses	894	811
Customer deposits	1,199	187
Total current liabilities	20,336	22,748

Long-term debt	32,193	34,026
Other long-term liabilities	163	167
Total liabilities	52,692	56,941

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,046,172 and 11,006,749 shares, respectively Outstanding: 10,029,718 and 9,991,291 shares, respectively	111	110
Additional paid-in capital	43,906	43,802
Retained earnings/(accumulated deficit)	(11,582)	(10,483)
Treasury stock, at cost: 1,016,454 and 1,015,458 shares, respectively	(1,440)	(1,435)
Total stockholders' equity	30,995	31,994

Total liabilities and stockholders' equity	$83,687	$88,935

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 27, 2013 and DECEMBER 28, 2012
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 27,	December 28,
	2013	2012
		(restated)
Net sales	$32,138	$32,989
Cost of sales	28,528	28,824
Gross profit	3,610	4,165
Selling and administrative expenses	3,791	4,046
Impairment of goodwill and other intangibles	-	-
Restatement and related expenses	1,156	-
Operating profit/(loss)	(1,337)	119

Interest and financing expense	360	279
Other expense/(income)	19	-
Income/(loss) before income taxes	(1,716)	(160)

Provision for/(benefit from) income taxes	(617)	(59)
Net income/(loss)	$(1,099)	$(101)

Net income/(loss) per common and common equivalent share:
Basic	$(0.11)	$(0.01)
Diluted	(0.11)	(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,780,896	9,647,210
Diluted	9,780,896	9,647,210

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 27, 2013 and DECEMBER 28, 2012
(unaudited; in thousands)

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity
			(restated)		(restated)
Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	-		(101)	-	(101)
Stock-based compensation	-	157	-	-	157
Directors' fees paid in stock	-	5	-	-	5
Restricted (non-vested) stock grants	1	(1)	-	-	-
Exercise of stock options	-	8	-	-	8
Shares withheld for payment of taxes upon vesting of restricted stock	-	(29)	-	-	(29)
Employee stock plan purchases	-	54	-	-	54

Balances, December 28, 2012	$110	$43,269	$(1,054)	$(1,435)	$40,890

	Common	Additional	Retained	Treasury	Total
	Stock,	Paid-In	Earnings	Stock,	Stockholders'
	par $0.01	Capital	(Deficit)	at cost	Equity

Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	-	-	(1,099)	-	(1,099)
Stock-based compensation	-	150	-	-	150
Restricted (non-vested) stock grants	-	-	-	-	-
Exercise of stock options	1	21	-	(5)	17
Shares withheld for payment of taxes upon vesting of restricted stock	-	(67)	-	-	(67)

Balances, December 27, 2013	$111	$43,906	$(11,582)	$(1,440)	$30,995

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 27, 2013 and DECEMBER 28, 2012
(unaudited; in thousands)

	Three Months Ended
	December 27,	December 28,
	2013	2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,099)	$(101)
Non-cash adjustments:
Stock-based compensation	150	157
Depreciation and amortization	1,195	1,140
Directors' fees paid in stock	-	5
Reserve for doubtful accounts	244	36
Deferred tax expense/(benefit)	(629)	(159)
Changes in operating assets and liabilities:
Accounts receivable	5,972	2,878
Inventories	455	(2,011)
Other current assets	(392)	(352)
Other long term assets	(91)	-
Accounts payable	(3,213)	(3,337)
Accrued expenses	(341)	(876)
Customer deposits	1,012	(56)
Other long term liabilities	(4)	-
Net cash flows provided by/(used in) operating activities	3,259	(2,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,593)	(1,211)
Proceeds from disposal of fixed assets	323	-
Net cash used in investing activities	(2,270)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	15,603	20,284
Repayments of revolving credit facility, including refinancing	(17,900)	(14,617)
Borrowings under other loan agreements and notes, including refinancing	1,300	-
Repayments under loan agreements and notes, including refinancing	(706)	(1,697)
Debt issuance costs	(2)	-
Proceeds from exercise of stock options	17	8
Proceeds from employee stock plan purchases	-	54
Shares withheld for payment of taxes upon vesting of restricted stock	(67)	(29)
Net cash flows provided by/(used in) financing activities	(1,755)	4,003

Net increase/(decrease) in cash and cash equivalents	(766)	116
Cash and cash equivalents, beginning of period	2,499	2,662
Cash and cash equivalents, end of period	$1,733	$2,778

Supplemental cash flow information:
Interest paid	$403	$241
Income taxes paid	11	99

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit cards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision sheet metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit card assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

⋅	A technology center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.
⋅	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.
⋅	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts through our subsidiary, Dynamic Research and Testing Laboratories, LLC (“DRTL”).
⋅	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.
⋅	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.
⋅	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque ("Albuquerque"); Dynamic Research and Testing Laboratories, LLC (“DRTL”); and Southern California Braiding, Inc. (“SCB”).  The Celmet unit operates as a division of IEC.  All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 27, 2013 and December 28, 2012 have been prepared in accordance with GAAP for interim financia1 information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  During the fourth quarter of fiscal 2013, an impairment charge of $2.4 million related to SCB’s customer relationships was recorded.  The impairment analysis and resulting charge is further discussed in Note 6 – Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during fiscal 2013 or the first quarter of fiscal 2014.  Refer to Note 6 – Intangible Assets for further discussion of the impairment charge recorded in the fourth quarter of fiscal 2013.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination.   Under ASC 350, goodwill is not amortized but is reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The Company may elect to precede a quantitative review for impairment with a qualitative assessment of the likelihood that fair value of a particular reporting unit exceeds carrying value.  If the qualitative assessment leads to a conclusion that it is more than 50 percent likely that fair value exceeds carrying value, no further testing is required.  In the event of a less favorable outcome, the Company is required to proceed with quantitative testing.
The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  During the fourth quarter of fiscal 2013, an impairment charge of $11.8 million related to SCB’s goodwill was recorded.  The impairment analysis and resulting charge is further discussed in Note 7 – Goodwill.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies have been recorded by IEC during fiscal 2013 or the first quarter of fiscal 2014.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2013 or the first quarter of fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Material management revenue amounted to less than 5% of total revenue in fiscal 2013 and the first quarter of fiscal 2014.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).

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

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2012.  The federal income tax audit for fiscal 2011 recently concluded and did not have a material impact on the financial statements.

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

	Three Months Ended
	December 27,	December 28,
Shares for EPS Calculation	2013	2012

Weighted average shares outstanding	9,780,896	9,647,210
Incremental shares	-	-
Diluted shares	9,780,896	9,647,210

Anti-dilutive shares excluded	468,132	686,217

As a result of the net loss for the three months ended December 27, 2013 and December 28, 2012, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” was issued July 27, 2012 and is effective for annual and interim fiscal periods beginning after December 15, 2012.  ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. There was no significant impact to the Company upon adoption.

FASB ASU 2012-04, “Technical Corrections and Improvements,” was issued October 2012 and for public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The amendments in ASU 2012-04 cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in ASU 2012-04 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting. ASU 2012-04 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued on February 5, 2013 to be effective for fiscal years beginning after December 15, 2012.  This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires an entity to separately present the amount reclassified out of AOCI income for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification does not go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure.  The new requirements impact disclosure only and will take effect for the Company at the beginning of fiscal 2014.  There was no significant impact to the Company upon adoption as it does not currently have any AOCI.

FASB ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force),” was issued July 2013 and is effective for fiscal years beginning after December 15, 2013. ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master Glossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. This ASU did not have a significant impact to the Company.

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

The summary impacts of the restatement adjustments on the Company’s previously reported unaudited consolidated net income for the three months ended December 28, 2012 follows:

Three months ended
December 28,
2012
(in thousands)
Net Income - Previously reported	$239
Work-in-process inventory adjustments, net of tax	(340)
Net Income - Restated	$(101)

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

The impact of the restatement on the previously issued Consolidated Balance Sheet as of December 28, 2012 and our Consolidated Statement of Income and Consolidated Statement of Cash Flows for the three months ended December 28, 2012 was as follows:

	Consolidated Balance Sheet
	December 28, 2012
	As reported	Adjustment	Restated
	(unaudited; in thousands, except share and per share data)
ASSETS
Current assets:
Cash	$2,778	$-	$2,778
Accounts receivable, net of allowance	20,279	-	20,279
Inventories, net	21,898	(2,190)	19,708
Deferred income taxes	1,366	-	1,366
Other current assets	753	-	753
Total current assets	47,074	(2,190)	44,884

Fixed assets, net	17,318	-	17,318
Intangible assets, net	5,398	-	5,398
Goodwill	13,810	-	13,810
Deferred income taxes	5,392	784	6,176
Other assets	107	-	107
Total assets	$89,099	$(1,406)	$87,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,380	$-	$3,380
Accounts payable	12,360	-	12,360
Accrued payroll and related expenses	1,991	-	1,991
Other accrued expenses	755	-	755
Customer deposits	90	-	90
Total current liabilities	18,576	-	18,576

Long-term debt	28,227	-	28,227
Total liabilities	46,803	-	46,803

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,026,733 shares
Outstanding: 10,011,275 shares	110	-	110
Additional paid-in capital	43,269	-	43,269
Retained earnings/(accumulated deficit)	352	(1,406)	(1,054)
Treasury stock, at cost: 1,015,458 shares	(1,435)	-	(1,435)
Total stockholders' equity	42,296	(1,406)	40,890
Total liabilities and stockholders' equity	$89,099	$(1,406)	$87,693

	Consolidated Income Statements
	Three months ended
	December 28, 2012
	As reported	Adjustment	Restated
	(unaudited; in thousands, except share and per share data)

Net sales	$32,989	$-	$32,989
Cost of sales	28,285	539	28,824
Gross profit	4,704	(539)	4,165
Selling and administrative expenses	4,046	-	4,046
Operating profit	658	(539)	119

Interest and financing expense	279	-	279
Other income	-	-	-
Income/(loss) before provision for income taxes	379	(539)	(160)

Provision for/(benefit from) income taxes	140	(199)	(59)
Net income/(loss)	$239	$(340)	$(101)

Net income/(loss) per common and common equivalent share:
Basic	$0.02	$(0.03)	$(0.01)
Diluted	0.02	(0.03)	(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,647,210		9,647,210
Diluted	9,968,147		9,647,210

	Consolidated Statements of Cash Flow
	Three months ended
	December 28, 2012
	As reported	Adjustment	Restated
	(unaudited; in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$239	$(340)	$(101)
Non-cash adjustments:
Stock-based compensation	157	-	157
Depreciation and amortization	1,140	-	1,140
Change in contingent consideration	-	-	-
Directors' fees paid in stock	5	-	5
Loss on sale of fixed assets	-	-	-
Reserve for doubtful accounts	36	-	36
Deferred tax expense	40	(199)	(159)
Changes in current assets and liabilities:			-
Accounts receivable	2,878	-	2,878
Inventories	(2,550)	539	(2,011)
Other current assets	(352)	-	(352)
Accounts payable	(3,337)	-	(3,337)
Accrued expenses	(876)	-	(876)
Customer deposits	(56)	-	(56)
Net cash flows from operating activities	(2,676)	-	(2,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,211)	-	(1,211)
Proceeds from disposal of fixed assets	-	-	-
Net cash flows from investing activities	(1,211)	-	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving credit facility	20,284	-	20,284
Repayments of revolving credit facility	(14,617)	-	(14,617)
Borrowings under other loan agreements	-	-	-
Repayments under loan agreements and notes	(1,697)	-	(1,697)
Proceeds from exercise of stock options	8	-	8
Proceeds from employee stock plan purchases	54	-	54
Shares withheld for payment of taxes upon vesting of restricted stock	(29)	-	(29)
Net cash flows from financing activities	4,003	-	4,003

Net cash flows for the period	116	-	116
Cash and cash equivalents, beginning of period	2,662	-	2,662
Cash and cash equivalents, end of period	$2,778	$-	$2,778

Supplemental cash flow information:
Interest paid	$241	$-	$241
Income taxes paid	99	-	99

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended December 27, 2013 and December 28, 2012.

	Three Months Ended
	December 27,	December 28,
Allowance for Doubtful Accounts	2013	2012
(in thousands)
Allowance, beginning of period	$452	$406
Provision for doubtful accounts	244	36
Allowance, end of period	$696	$442

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

	December 27,	September 30,
Inventories	2013	2013
(in thousands)
Raw materials	$14,383	$14,841
Work-in-process	7,640	7,564
Finished goods	1,405	1,449
Total inventories	23,428	23,854
Reserve for excess/obsolete inventory	(1,979)	(1,950)
Inventories, net	$21,449	$21,904

Note 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

	December 27,	September 30,
Fixed Assets	2013	2013
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	12,358	11,070
Leasehold improvements	1,411	1,411
Machinery and equipment	25,316	25,963
Furniture and fixtures	6,326	6,165
Construction in progress	1,895	835
Total fixed assets, at cost	48,907	47,045
Accumulated depreciation	(29,800)	(29,099)
Fixed assets, net	$19,107	$17,946

Depreciation expense was $1.1 million and $1.0 million for the three months ended December 27, 2013 and December 28, 2012, respectively.

Results of the impairment analyses in the fourth quarter of fiscal 2013 related to the SCB reporting unit, more fully described in Note 6 – Intangible Assets and Note 7 – Goodwill, did not result in a fixed asset impairment as undiscounted cash flows exceeded the carrying value of the assets.

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

There has been no further impairment of SCB customer relationships in the first quarter of fiscal 2014.

In connection with the SCB acquisition, IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  This intangible asset is being amortized evenly over its contractual life, and no impairment has been taken for this asset since the SCB acquisition.

As for Albuquerque, its building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.  No impairment has been taken for this asset since the Albuquerque acquisition.

A summary of intangible assets by category and accumulated amortization at period end follows:

	December 27,	September 30,
Intangible Assets	2013	2013
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,365)	(1,301)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,583	$2,647

Amortization expense during the three months ended December 27, 2013 and December 28, 2012 follows:

	Three Months Ended
	December 27,	December 28,
Amortization Expense	2013	2012
(in thousands)

Intangible amortization expense	$64	$113

A summary of amortization expense for the next five years follows:

Estimated
future
Future Amortization	amortization
(in thousands)
Twelve months ended December 27,
2014	$254
2015	253
2016	234
2017	234
2018 and thereafter	1,608

Note 7—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 were $13.7 million and $0.1 million, respectively, prior to the impairment described below.

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

Since acquisition, operating expenses at the SCB reporting unit were at a level that would support anticipated higher revenue volumes.  Although revenue at the reporting unit increased in fiscal 2013 over fiscal 2012, growth was slower than projected at acquisition date.  During the second and third quarters of fiscal 2013, the Company made an effort to increase margins by implementing operational improvements at the reporting unit to reduce costs and improve efficiencies.  Notwithstanding improvements, SCB continued to experience poor operating performance.  As a result, the Company made strategic decisions during the fourth quarter of fiscal 2013 to direct more revenue from existing and new customers in the military & aerospace market sector to our Albuquerque reporting unit.  This change in strategy was to improve leverage of expenses at Albuquerque while reducing expenses at SCB.  The result is expected to be limited, managed growth planned for the SCB reporting unit for the foreseeable future, with future additional growth in this market sector planned to occur at our other locations.

As part of the strategic change noted above, the Company has reduced planned operating expenses in order to better align them with current revenue volumes and planned reduced growth at the SCB reporting unit.  Fiscal 2014 measures to improve operating results include planned operational efficiencies, reduction of square footage leased and reduction of personnel, administrative, selling and other discretionary costs.  These changes are beginning to take effect in fiscal 2014; however it will take some time to realize the full impact.  In the fourth quarter of fiscal 2013, forecasts for the SCB reporting unit for fiscal 2014 included lower revenue and operating margin projections based on the Company’s plans to manage the level of operations at this reporting unit while continuing to grow business in the military & aerospace market sector at other reporting units.

Additionally, by the fourth quarter of fiscal 2013, uncertainties relative to the military & aerospace market sector intensified over those in the third quarter of fiscal 2013.  Federal government indecision regarding funding of budget deficits resulted in a partial government shut-down during October 2013.  This followed Department of Defense spending reductions that already occurred as a result of sequestration in the spring of 2013.  A temporary suspension of the debt ceiling put an end to the October 2013 shutdown.  At the time the Company was performing its impairment analysis, the temporary suspension was scheduled to end in February 2014.  At that time, there would be the possibility of another partial shut-down and further cuts that could take effect in calendar 2014 if further sequestration could not be avoided.  Although instability has continued to be evident, the Company continues to believe government funding for the majority of our customers’ programs that we support is more likely delayed as opposed to permanently cut.

As a result of the factors described above, the Company determined it was necessary to perform a quantitative step one goodwill impairment analysis as of the fourth quarter of fiscal 2013.  The fair value of the SCB reporting unit was estimated using discounted cash flows, which is an income approach.  The discount rates used were based on a weighted average cost of capital determined from relevant market comparisons, adjusted upward for risks specific to the reporting unit.  Future cash flows were projected based on estimates of future revenues, operating income and other factors, such as working capital and capital expenditures.  Factors taken into consideration in arriving at these estimates included historical results since acquisition, industry data, and expected challenging market conditions.  The projections did not include possible future benefits from customer relationships that may positively impact other reporting units, including Albuquerque, in the future.  Despite the planned changes described above, projections still indicated low operating margins, and the carrying value of the SCB reporting unit exceeded the fair value estimated in step one of the impairment analysis.  It was therefore necessary to perform step two to determine the amount of the impairment.

The step two analysis was performed utilizing the same factors in the step one analysis described above.  The fair value of the assets and liabilities of the reporting unit were estimated and the residual fair value of the reporting unit was compared to the carrying value of goodwill.  Based on the results of the step two analysis, the Company recognized a goodwill impairment charge of $11.8 million in the fourth quarter of fiscal 2013.

In the time after the Company performed its impairment analysis and prior to the filling of our Form 10-K for the year ended September 30, 2013, Congress considered a proposed framework that would avoid another partial government shut-down and further sequestration in 2014.  However, at that time, details as to exactly how any agreement would impact the Company’s customers would take time to emerge.  Absent more clarity, the Company did not modify its impairment analysis.

There has been no further impairment of SCB goodwill during the first quarter of fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

	December 27,	September 30,
Goodwill	2013	2013
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Balance	$2,005	$2,005

Note 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/
	Variable		December 27, 2013		September 30, 2013
Debt	Rate	Maturity Date	Balance	Interest Rate (1)	Balance	Interest Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	01/18/16	$8,964	4.44%	$11,261	3.19%
Term Loan A	f	02/01/22	8,982	3.98	9,259	3.98
Term Loan B	v	02/01/23	12,833	2.67	13,184	2.68
Albuquerque Mortgage Loan	v	02/01/18	2,933	3.44	3,000	3.44
Celmet Term Loan	f	11/07/18	1,289	4.72	-	-

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	03/01/19	100	5.63	100	5.63

Total debt			35,101		36,804
Less: current portion			(2,908)		(2,778)
Long-term debt			$32,193		$34,026

(1) Rates noted above are before impact of interest rate swap.

M&T Bank Credit Facilities

On January 18, 2013, the Company and M&T Bank entered into the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), replacing a prior agreement dated December 17, 2010 (“2010 Credit Agreement”). Many of the terms, conditions and covenants remained unchanged from the 2010 Credit Agreement. For the variable rate debt, the applicable margin is the interest rate added to Libor and is based on the Debt to EBITDARS Ratio. Borrowings under the 2013 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries.

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At December 27, 2013, the upper limit on Revolver borrowings was $19.7 million. Average available balances amounted to $8.5 million and $11.9 million during the three months ended December 27, 2013 and December 28, 2012, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $11 thousand and $6 thousand during the three months ended December 27, 2013 and December 28, 2012, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

b)	Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in108 monthly installments of $93 thousand.

c)	Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 monthly installments of $117 thousand.

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal is being repaid in monthly installments of $22 thousand plus a balloon payment due at maturity.

e)
Energy Loan: $0.2 million was borrowed on April 2, 2008, for which interest at a fixed rate of 2.08% is subsidized by the State of New York. Principal was being repaid in60 equal monthly installments and the loan was paid in full during April 2013.

On November 8, 2013, the Company obtained an amendment to the 2013 Credit Agreement (the “Celmet Building Amendment”) for the Celmet Building Term Loan for $1.3 million. The proceeds were used to reimburse the Company’s cost of purchasing the Rochester, New York facility.

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

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as shown in the table below. On December 13, 2013 and February 4, 2014 we obtained further amendments to the 2013 Credit Agreement (the “First 2014 Amendment” and “Second 2014 Amendment”, respectively, and together the “2014 Amendments”) which modified the ratios as follows:

•	Debt to EBITDARS Ratio: (a)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 through and including 9/29/2013	< 3.00 to 1.00
9/30/2013 and thereafter	<2.75 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.25 to 1.00
12/28/2013 through and including 3/28/2014	<3.00 to 1.00
3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2013 Amendment:
6/28/2013 through and including 12/27/2013	< 3.50 to 1.00
12/28/2013 through and including 3/28/2014	<3.00 to 1.00
3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after First 2014 Amendment:
12/13/2013 through and including 3/27/2014	< 4.50 to 1.00
3/28/2014 through and including 6/26/2014	<3.50 to 1.00
6/27/2014 through and including 9/29/2014	<3.25 to 1.00
09/30/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2014 Amendment:
12/26/2014 through and including 3/26/2015	< 4.50 to 1.00
3/27/2015 through and including 6/25/2015	<3.50 to 1.00
6/26/2015 through and including 9/29/2015	<3.25 to 1.00
09/30/2015 and thereafter	< 2.75 to 1.00

•	Fixed Charge Coverage Ratio: (b)

2013 Credit Agreement, before 2013 Amendments:
3/31/2013 and thereafter	> 1.25 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
6/28/2013	>0.95 to 1.00
9/30/2013	>1.00 to 1.00
12/27/2013	>1.15 to 1.00
3/28/2014 and thereafter	>1.25 to 1.00

2013 Credit Agreement, after First 2014 Amendment:
3/28/2014 through and including 6/26/2014	≥0.90 to 1.00
06/27/2014 through and including 9/29/2014	≥1.10 to 1.00
9/30/2014 and thereafter	≥1.25 to 1.00

2013 Credit Agreement, after Second 2014 Amendment:
12/26/2014 through and including 3/26/2015	≥1.00 to 1.00
03/27/2014 through and including 6/25/2015	≥1.15 to 1.00
6/26/2015 and thereafter	≥1.25 to 1.00

(a)	The ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.

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

The Second 2014 Amendment also modified the Quarterly EBITDARS covenant to equal to or greater than $1.25 million for the fiscal quarter ending March 28, 2014, and $1.5 million for each fiscal quarter thereafter.

At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At September 30, 2013, the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio. The Company has obtained waivers from M&T Bank with respect to such noncompliance. The terms of the 2013 Credit Agreement did not require measurement of any of the financial covenants for the first quarter of fiscal 2013. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014.

The waivers received by the Company for failure to comply with the financial covenants during fiscal 2013 and the first quarter of fiscal 2014 did not affect the quarterly calculation of the applicable interest rate margin for the Revolver and Albuquerque Mortgage Loan and the Revolver unused fees. However, the Second 2013 Amendment modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility. The applicable margins are determined based on the Debt to EBITDARS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter. The higher Debt to EBITDARS Ratio calculated as of March 29, 2013 resulted in an increase of 0.75% in the effective rate applicable to the Revolver and Albuquerque Mortgage Loan and an increase of 0.375% in the unused commitment fee for the Revolver. The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second 2013 Amendment resulted in an increase of 0.25% in the effective rate applicable to those two loans and the unused commitment fee for the Revolver remained unchanged. However, the First 2014 Amendment fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case for the period December 13, 2013 through December 13, 2014 and if the Company is not compliant with financial covenants on December 13, 2014, during the period of non-compliance. The Second 2014 Amendment further fixed the applicable margins at the rates noted in the First 2014 Amendment through March 27, 2015 and if the Company is not compliant with financial covenants on March 27, 2015, during the period of non-compliance.

Significant modifications made in the 2013 Credit Agreement and subsequent amendments to the financing arrangements previously in effect under the 2010 Credit Agreement, and subsequent amendments, include:

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

•
Creation of a new Term Loan B in the original principal amount of $14.0 million, bearing interest at a variable rate equal to 2.50% above the Libor in effect from time to time, payable in equal monthly principal payments of $117 thousand each plus accrued interest, with a final maturity date of February 1, 2023. The First 2014 Amendment modified the applicable margin to 3.25% until December 13, 2014. Thereafter, the applicable margin will revert back to the rate range defined in the 2013 Credit Agreement provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain fixed at 3.25% until the Company has become compliant with all the covenants. The Second 2014 Amendment modified the applicable margin to 3.25% until March 27, 2015. Thereafter, the applicable margin will revert back to the rate range defined in the 2013 Credit Agreement provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain fixed at 3.25% until the Company has become compliant with all the covenants;

•	Extension of the maturity date of the Albuquerque Mortgage Loan fromDecember 16, 2014 to February 1, 2018, with no change to the monthly principal payments of $22 thousand each plus accrued interest;

⋅
Modification of the interest rate applicable to the Albuquerque Mortgage Loan from (i) a range on the applicable quarterly adjustment date of 2.50% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 2.00% to 3.25% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the interest rate to a range on the applicable quarterly adjustment date of 2.25% to 3.75% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The First 2014 Amendment modified the applicable margin to 4.50% until December 13, 2014. Thereafter, the applicable margin would have reverted back to the rate range defined in the Second 2013 Amendment provided that the Company was compliant with all the covenants. If however, the Company was non-compliant with any of the covenants the applicable margin would have remained fixed at 4.50% until the Company became compliant with all the covenants. The Second 2014 Amendment modified the applicable margin to 4.50% until March 27, 2015. Thereafter, the applicable margin will revert back to the rate range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain fixed at 4.50% until the Company has become compliant with all the covenants;

•
Continuation of the Revolver inthe maximum available principal amount of the lesser of $20.0 million or the amount available under the borrowing base (the formula for which, and interest rate surcharge applicable to optional over-base advances, remains unchanged), with an outstanding principal balance immediately after the closing of $3.7 million;

•	Extension of the maturity date of the Revolver from December 17, 2013 to January 18, 2016;

⋅
Modification of the interest rate applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 2.25% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 1.75% to 3.00% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the interest rate to a range on the applicable quarterly adjustment date of 2.00% to 3.50% above Libor based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The First 2014 Amendment modified the applicable margin to 4.25% until December 13, 2014. Thereafter, the applicable margin would have reverted back to the rate range defined in the Second 2013 Amendment provided that the Company was compliant with all the covenants. If however, the Company was non-compliant with any of the covenants the applicable margin would have remained fixed at 4.25% until the Company became compliant with all the covenants. The Second 2014 Amendment modified the applicable margin to 4.25% until March 27, 2015. Thereafter, the applicable margin will revert back to the rate range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain fixed at 4.25% until the Company has become compliant with all the covenants;

24

•
Modification of the unused fee applicable to the Revolver from (i)a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the unused fee to a range on the applicable quarterly adjustment date of 0.250% to 0.500% based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The First 2014 Amendment modified the unused fee to a fixed rate of 0.50% until December 13, 2014. Thereafter, the unused fee would have reverted back to the fee range defined in the Second 2013 Amendment provided that the Company was compliant with all the covenants. If however, the Company was non-compliant with any of the covenants the unused fee would have remained at the fixed rate of 0.50% until the Company became compliant with all the covenants. The Second 2014 Amendment modified the unused fee to a fixed rate of 0.50% until March 27, 2015. Thereafter, the unused fee will revert back to the fee range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the unused fee will remain at the fixed rate of 4.25% until the Company has become compliant with all the covenants;

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

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”). The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on the loan’s outstanding principal. Pursuant to the swap transaction, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%. The 2014 Amendments temporarily modified the Term Loan B spread to 3.25% which results in an effectively fixed rate of 4.57%.

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

b)	SCB Term Loan: $20.0 million was borrowed on December 17, 2010 and principal was being repaid in60 equal monthly installments. This loan was paid off during January 2013.

c)	Albuquerque Term Loan: $5.0 million was borrowed on December 16, 2009, and principal was being repaid in 60 equal monthly installments. This loan was paid off during January 2013.

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

g)
Energy Loan: $0.2 million was borrowed on April 2, 2008 under this facility, for which interest at a fixed rate of 2.08% was subsidized by the State of New York. Principal was being repaid in60 equal monthly installments and the loan was paid in full during April 2013.

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

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(in thousands)
Twelve months ended December 27,
2014	$2,908
2015	2,908
2016 (1)	11,871
2017	2,908
2018 and thereafter	14,506
$35,101

(1) Includes Revolver balance of $8,964 at December 27, 2013

Note 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”).  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8 – Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% for the twelve month period beginning December 13, 2013.  When the swap fixed rate is added to the Term Loan B Spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented an asset of $0.4 million at December 27, 2013 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended December 27, 2013 within interest expense.

The fair value of the interest rate swap of $0.4 million is recorded in other assets in the Consolidated Balance Sheet at December 27, 2013.

Note 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At December 27, 2013, the interest rate swap agreement is an asset of $0.4 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  The fair value and carrying value of Term Loan A at December 27, 2013 are $7.3 million and $9.0 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at December 27, 2013 as it is variable rate debt.  The fair value and carrying value of Term Loan A at September 30, 2013 are $7.6 million and $9.3 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2013 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
	December 27,	December 28,
Warranty Reserve	2013	2012
(in thousands)
Reserve, beginning of period	$219	$388
Provision	104	15
Warranty costs	(93)	(23)
Reserve, end of period	$230	$380

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

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $5 thousand for the deferred grants for the three months ended December 27, 2013.

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

Stock compensation expense recorded under the plans totaled $0.2 million and $0.2 million for the three months ended December 27, 2013 and December 28, 2012, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.

There were no options granted during the three months ended December 27, 2013.  Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 28, 2012 follows:

Three Months Ended
December 28,
Valuation of Options	2012

Assumptions for Black-Scholes:
Risk-free interest rate	0.53%
Expected term in years	4.0
Volatility	49%
Expected annual dividends	none

Value of options granted:
Number of options granted	50,000
Weighted average fair value per share	$2.65
Fair value of options granted (000's)	$133

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 27, 2013		December 28, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	246,383	$4.38	280,789	$3.82
Granted	-		50,000	6.91
Exercised	(14,504)	1.37	(1,750)	4.32
Shares withheld for payment of
taxes upon exercise of stock option	(996)	1.43	-	-
Forfeited	(8,983)	5.87	(14,500)	6.59
Expired	-		-	-
Outstanding, end of period	221,900	$4.58	314,539	$4.18

For options expected to vest
Number expected to vest	212,732	$4.51	298,812	$4.18
Weighted average remaining term, in years	3.5		4.2
Intrinsic value (000s)		$137		$721

For exercisable options
Number exercisable	114,750	$3.15	131,789	$2.04
Weighted average remaining term, in years	2.1		2.2
Intrinsic value (000s)		$137		$599

For non-exercisable options
Expense not yet recognized (000s)		$159		$512
Weighted average years to be recognized	2.3		2.0

For options exercised
Intrinsic value (000s)		$43		$4

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Three Months Ended
	December 27, 2013		December 28, 2012
		Wgtd. Avg.		Wgtd. Avg.
	Number	Grant Date	Number	Grant Date
Stock Options	of Options	Fair Value	of Options	Fair Value

Non-vested, beginning of period	138,350	$2.51	157,150	$3.82
Granted	-	-	50,000	6.91
Vested	(22,217)	2.40	(9,900)	4.81
Forfeited	(8,983)	5.87	(14,500)	6.59

Non-vested, end of period	107,150	$2.54	182,750	$5.71

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 27, 2013		December 28, 2012
	Number of	Wgtd. Avg.	Number of	Wgtd. Avg.
	Non-vested	Grant Date	Non-vested	Grant Date
Restricted (Non-vested) Stock	Shares	Fair Value	Shares	Fair Value

Outstanding, beginning of period	275,474	$5.96	339,939	$5.69
Granted	39,000	3.91	69,493	6.91
Vested	(48,640)	5.28	(29,113)	4.17
Shares withheld for payment of
taxes upon vesting of restricted stock	(15,639)	5.11	(4,441)	4.70
Forfeited	(3,963)	6.10	(4,200)	3.49

Outstanding, end of period	246,232	$5.93	371,678	$6.07

For non-vested shares
Expense not yet recognized (000s)		$797		$1,293
Weighted average remaining years for vesting		3.2		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$303		$229

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  Employee contributions to the plan, net of withdrawals were $25 thousand for the three months ended December 28, 2012.  Compensation expense recognized under the ESPP was $3 thousand for the three months ended December 28, 2012.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members may elect to have their meetings fees paid in the form of shares of the Company’s common stock.   In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay any meeting fees in stock during the period since May 21, 2013.  During the three months ended December 28, 2012, board members were granted 730 shares of common stock, as payment of such meeting fees.  The Company recognized stock-based compensation expense related to Board members meeting fees of $5 thousand during the three months ended December 28, 2012.

Note 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees.  Company contributions on behalf of Albuquerque employees totaled $8 thousand during the three months ended December 27, 2013 and December 28, 2012.  There were no other Company contributions to the plan during the two periods.

Note 15—INCOME TAXES

Provision for income taxes during the three months ended December 27, 2013 and December 28, 2012 follows:

	Three Months Ended
	December 27,	December 28,
Income Tax Provision	2013	2012
(in thousands)		(restated)
Benefit from income taxes	$(617)	$(59)

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

Note 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
	December 27,	December 28,
% of ElementName = us-gaap:ConcentrationRiskPercentage1 Period = 09-29-2012 To 12-28-2012 UnitRef = pure Scale = -2 Decimal = 2 FootNote = Null Dimension = Industrial [Member]|Sales [Member]y Sector	2013	2012

Military & Aerospace	53%	57%
Medical	20%	20%
Industrial	22%	16%
Communications & Other	5%	7%
	100%	100%

One individual customer in the Industrial sector represented 13% of sales for the three months ended December 27, 2013.  No other customers represented 10% or more of sales for the current period.  Two individual customers represented 10% or more of sales for the three months ended December 28, 2012.  One customer in the Industrial sector represented 13% of sales and one customer in the Medical sector represented 10% of sales.  Individual customers representing 10% or more of receivables accounted for 11% of outstanding balances at December 27, 2013 (one customer). There were no individual customers representing 10% or more of receivables at December 28, 2012.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history.  Customers generally are not required to post collateral.

Note 17—LITIGATION

As discussed in Note 2 to these consolidated financial statements, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages. While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

From time to time, the Company may be involved in other legal actions in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of these financial statements, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

Note 18—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment. Leases for buildings occupied by IEC expire in September 2018. These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance.

A summary of minimum lease obligations through the remainder of the lease terms follows:

Contractual
Lease
Future Rental Obligations	Payments
(in thousands)
Twelve months ending December 27,
2014	$326
2015	319
2016	322
2017	267
2018	202

Rent expense was $0.1 million and $0.4 million for the three months ended December 27, 2013 and December 28, 2012.

Purchase Commitments

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases.  In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-Q, the Company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes.  All references to notes are to the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

Forward-Looking Statements:  References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.  This 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements.  These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

All forward looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us.  When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference.  In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and in the Company’s subsequently filed SEC reports.  You should read this document and the documents that we incorporate by reference into this Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, SCB, Celmet and DRTL described in Note 1 – Our Business and Summary of Significant Accounting Policies – Our Business and Consolidation.

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A (“Form 10-K/A”) and Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), both filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB.  The Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013.  Comparative information for the Q1-2013, included in this Quarterly Report reflect information contained in the financial statements as so restated.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	December 27,	December 28,
Income Statement Data	2013	2012
(in thousands)		(restated)

Net sales	$32,138	$32,989

Gross profit	3,610	4,165
Selling and administrative expenses	3,791	4,046
Impairment of goodwill and other intangibles	-	-
Restatement and related expenses	1,156	-
Interest and financing expense	360	279
Other expense	19	-
Income/(loss) before income taxes	(1,716)	(160)
Provision for/(benefit from) income taxes	(617)	(59)
Net income	$(1,099)	$(101)

As more fully described in Note 2 – Restatement of Consolidated Financial Statements, the Company has restated its financial statements for the three months ended December 28, 2012.

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
	December 27,	December 28,
% of Sales by Sector	2013	2012

Military & Aerospace	53%	57%
Medical	20%	20%
Industrial	22%	16%
Communications & Other	5%	7%
	100%	100%

Revenue decreased in the first quarter of fiscal 2014 by $0.8 million or 2.6% as compared to the first quarter of the prior fiscal year.  Aggregate revenue decreases in the military & aerospace, communications & other and medical market sectors of $2.6 million were offset by an increase in the industrial market sector of $1.8 million.

The net decrease in military & aerospace revenue was $1.8 million.  Aggregate decreases of $2.3 million resulted from decreased end customer demand for four of our customers.  Revenue for one of these customers, which was a new customer in fiscal 2013, decreased $1.2 million as our customer has not yet received a follow on order for the program we were supporting.  Aggregate decreases of $0.9 million resulted from strategic changes at our SCB location, including shifting production priorities as a result of reductions in labor.  At another operating location, we terminated a customer relationship which caused a decrease of $0.5 million.  One of our customer’s programs is nearing the end of its expected life, which resulted in a decrease of $1.3 million.  These decreases were partially offset by increases in volume and new programs.  Increased volume on existing programs caused $1.9 million of the increase. Another $1.0 million of the offsetting increase is due to new programs from existing customers.  Revenue from new customers resulted in an increase of $0.4 million.  Net aerospace revenue decreased $0.1 million due to decreased demand partially offset by an increase related to a new program for an existing aerospace customer.

Two customers caused the decline in the communications & other market sector of $0.7 million.  One of the communications customers is now producing a component part in house due to its decreased end customer demand and the other has implemented a strategic initiative to move some of its assembly work off-shore.  There were various other offsetting increases and decreases, the most significant of which was a $0.3 million increase in a program for one of our telecom customers that ramped up in fiscal 2013.  The increase in the industrial market sector of $1.8 million resulted from higher demand for two of our customers and revenue from a new customer.

Lower demand at one of our medical customers was virtually offset by increases in demand from two other customers.  These increases were the result of a new program at one customer and volume increases from an existing program at a second customer.  The offsetting decrease of $1.8 million was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold.  We do not expect revenue related to these programs to ramp back up until the second half of the fiscal year.

Our first quarter gross profit decreased $0.6 million over the first quarter of the prior fiscal year, and decreased to 11.2% of sales from 12.6% of sales in the first quarter of the prior fiscal year.  An unfavorable change in product mix in the first quarter of the current fiscal year caused a portion of the decrease.  This change in product mix is the result of shifts in volume between market sectors and programs within each market sector.  Additionally, lower than anticipated sales volume reduced leverage on fixed manufacturing costs.  Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. We implemented cost reductions during the first quarter of fiscal 2014 which decreased our labor and overhead expense; however it will take some time to realize the full impact.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below.  S&A expense decreased $0.3 million, and represents 11.8% of sales in the first quarter of fiscal 2014, compared to 12.3% of sales in the same quarter of the prior fiscal year.  The decrease in S&A expense is primarily due to lower wage and bonus expense.  Lower wage expense is the result of cost reductions.

There were no impairment charges during the first quarter of fiscal 2014 or the first quarter of the prior fiscal year.  During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit.  These charges are more particularly discussed in Note 6 – Intangible Assets and Note 7 – Goodwill.

Restatement and related expenses of $1.2 million in the first quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation to the accompanying consolidated financial statements.  We anticipate elevated levels of legal expenses due to the restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

Interest expense increased slightly compared to the same quarter of the prior fiscal year, primarily due to a waiver fee and an increase in interest rates.  IEC’s average outstanding debt balances increased to $36.5 million for the first quarter of fiscal 2014 from $28.5 million for the same quarter of the prior fiscal year. Average borrowings in the first quarter of fiscal 2014 were higher than the first quarter of the prior fiscal year primarily due to new term debt and increased borrowings on the revolver.  The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.33% higher than in the first quarter of the prior fiscal year.  Interest expense in the first quarter of fiscal 2014 was also impacted by covenant waiver fees.  Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities.

The benefit from income taxes was $0.6 million for the first quarter of fiscal 2014 as compared to a benefit from income taxes of $0.1 million for the first quarter of the prior fiscal year.  This is the result of a larger pretax loss in fiscal 2014.  Our effective tax rate for the first quarter of fiscal 2014 is consistent with the first quarter of fiscal 2013.

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

Liquidity and Capital Resources

Capital Resources

As of December 27, 2013 outstanding capital expenditure commitments were $0.7 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
	December 27,	December 28,
Cash Flow Data	2013	2012
(in thousands)		(restated)

Cash and cash equivalents at beginning of period	$2,499	$2,662
Net cash (used in) provided by:
Operating activities	3,259	(2,676)
Investing activities	(2,270)	(1,211)
Financing activities	(1,755)	4,003
Net (decrease) increase in cash and cash equivalents	(766)	116
Cash and cash equivalents at end of period	$1,733	$2,778

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts was $0.1 million for the first quarter of fiscal 2014.  Cash flow provided by operations in the first quarter of fiscal 2013 was $1.1 million.  The decrease was primarily driven by a larger net loss of $1.0 million.  Working capital provided cash flows of $3.4 million in the first quarter of fiscal 2014 and used cash flows of $3.8 million in the first quarter of fiscal 2013.  The change in working capital in the first quarter of fiscal 2014 was due to a decrease in accounts receivable of $6.0 million and increase in customer deposits of $1.0 million partially offset by a decrease in accounts payable of $3.2 million.  Accounts receivable decreased primarily due to decreased revenue during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013.  The accounts payable decrease is primarily due to lower purchases and timing of purchases and payments.

Investing activities

Cash flows used by investing activities were $2.3 million and $1.2 million for the first quarter of fiscal 2014 and 2013, respectively.  Cash flows used in the first quarter of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.  Cash used in the first quarter of fiscal 2013 primarily related to purchases of equipment.

Financing activities

Cash flows used in financing activities were $1.8 million for the first quarter of fiscal 2014 and cash flows provided by financing activities were $4.0 million for the first quarter of fiscal 2013.  During the first quarter of fiscal 2014, net repayments under all credit facilities were $1.7 million.  Cash flows from operations allowed us to decrease our revolver balance by $2.3 million.  Borrowings of $1.3 million in connection with the purchase of the Celmet building were partially offset by repayments of other term debt of $0.7 million.  In the first quarter of fiscal 2013 net cash advances from the revolving line of credit of $5.7 million were necessary to fund operations.

Credit Facilities

At December 27, 2013, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $9.0 million, and the maximum available was $19.7 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement were unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  In addition, we obtained amendments to the 2013 Credit Agreement in May 2013, August 2013, December 2013 and February 2014 which modified Financial Covenants and related definitions as more particularly described in Note 8 – Credit Facilities.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
	December 27,	September 30,	December 27,		September 30,
Debt Covenant	2013	2013	2013		2013 (a)

Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$(11)		$2,354
Debt to EBITDARS Ratio	Maximum 4.50x	Maximum 3.50x	6.30	x	5.20	x
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured		0.23	x

(a)	Compliance waived.
(b)   The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (Adjusted EBITDA), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	December 27,	September 30,
	2013	2013
(in thousands)		(restated)

Net income/(loss)	$(1,099)	$(8,667)
Restatement related expenses (a)	-	-
Asset impairment (b)	-	14,217
Provision for/(benefit from) income taxes	(617)	(5,004)
Depreciation and amortization expense	1,195	1,219
Interest expense	360	522
Non-cash stock compensation	150	96
Rent expense - M&T sale-leaseback (c)	-	(29)
EBITDARS	$(11)	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	December 27,	September 30,
	2013	2013
(in thousands)		(restated)

Net income/(loss)	$(1,099)	$(8,667)
Restatement related expenses (a)	-	-
Asset impairment (b)	-	14,217
Provision for/(benefit from) income taxes	(617)	(5,004)
Depreciation and amortization expense	1,195	1,219
Interest expense	360	522
Non-cash stock compensation	150	96
Unfinanced capital expenditures	(1,302)	(746)
Income taxes paid	(11)	-
Adjusted EBITDA	$(1,324)	$1,637

(a)	Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the restatement (all of which were added back in the third quarter of fiscal 2013).
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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2013.  During the quarter ended December 27, 2013 there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1 - Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time uses derivative financial instruments to manage the impact of this risk.  The Company uses derivatives only for the purpose of managing risk associated with underlying exposure.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate, nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance.  Management believes its use of derivative instruments to manage risk is in the Company’s best interest.  However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased volatility.

At December 27, 2013, the Company had $35.1 million of debt, comprised of $24.7 million with variable interest rates and $10.4 million with fixed interest rates.  As more fully described in Note 8 – Credit Facilities and Note 9 – Derivative Financial Instruments,  the Company is party to a swap transaction that increased the portion of debt with effectively fixed rates of interest from $10.4 million to $23.2 million.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by the 2014 Amendment to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 27, 2013 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 27, 2013, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 27, 2013, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended December 27, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2013 management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory at SCB, as discussed in greater detail in Item 9A of our 2012 Form 10-K/A.  To address this material weakness, we implemented certain remedial measures, as described in our 2012 Form 10-K/A.  We continue to evaluate the remedial measures and the material weakness cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Note 2 – Restatement of Consolidated Financial Statements, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and CFO seeking unspecified compensatory damages.  While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-Q, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Item 1A.   Risk Factors

There are no material changes to the risk factors described in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on December 24, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.    Exhibits

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

IEC Electronics Corp.
(Registrant)

February 10, 2014	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

February 10, 2014	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended December 27, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*
Resignation from Employment and Consulting Agreement, dated January 9, 2014, between IEC Electronics Corp. and Donald S. Doody (filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on January 9, 2014 and incorporated herein by reference)

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

