Form 10-Q
period 2014-03-28
IEC ELECTRONICS CORP
filed 2014-05-07
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2014
or
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

Common Stock, $0.01 par value – 10,091,149 shares as of May 1, 2014

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 28, 2014 and SEPTEMBER 30, 2013
(in thousands, except share and per share data)

	March 28, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$652	$2,499
Accounts receivable, net of allowance	25,083	27,945
Inventories, net	20,103	21,904
Deferred income taxes	1,382	1,382
Other current assets	1,124	610
Total current assets	48,344	54,340

Fixed assets, net	19,261	17,946
Intangible assets, net	2,520	2,647
Goodwill	2,005	2,005
Deferred income taxes	12,637	11,652
Other long term assets	339	345

Total assets	$85,106	$88,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,778
Accounts payable	15,304	16,508
Accrued payroll and related expenses	2,557	2,464
Other accrued expenses	960	811
Customer deposits	438	187
Total current liabilities	22,167	22,748

Long-term debt	32,229	34,026
Other long-term liabilities	158	167
Total liabilities	54,554	56,941

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,107,115 and 11,006,749 shares, respectively Outstanding: 10,090,661 and 9,991,291 shares, respectively	112	110
Additional paid-in capital	44,032	43,802
Retained earnings/(accumulated deficit)	(12,152)	(10,483)
Treasury stock, at cost: 1,016,454 and 1,015,458 shares, respectively	(1,440)	(1,435)
Total stockholders' equity	30,552	31,994
Total liabilities and stockholders' equity	$85,106	$88,935

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE and SIX MONTH PERIODS ENDED MARCH 28, 2014 and MARCH 29, 2013
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Net sales	$34,805	$33,681	$66,942	$66,671
Cost of sales	30,035	30,782	58,562	59,606
Gross profit	4,770	2,899	8,380	7,065
Selling and administrative expenses	3,952	4,311	7,744	8,357
Impairment of goodwill and other intangibles	—	—	—	—
Restatement and related expenses	1,258	—	2,414	—
Operating profit/(loss)	(440)	(1,412)	(1,778)	(1,292)

Interest and financing expense	492	359	852	638
Other expense/(income)	(1)	56	18	57
Income/(loss) before income taxes	(931)	(1,827)	(2,648)	(1,987)

Provision for/(benefit from) income taxes	(362)	(683)	(979)	(742)
Net income/(loss)	$(569)	$(1,144)	$(1,669)	$(1,245)

Net income/(loss) per common and common equivalent share:
Basic	$(0.06)	$(0.12)	$(0.17)	$(0.13)
Diluted	(0.06)	(0.12)	(0.17)	(0.13)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,829,964	9,675,089	9,805,841	9,661,304
Diluted	9,829,964	9,675,089	9,805,841	9,661,304

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 28, 2014 and MARCH 29, 2013
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
			(restated)		(restated)
Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	—	—	(1,245)	—	(1,245)
Stock-based compensation	—	354	—	—	354
Forfeitures	(1)	1	—	—	—
Directors' fees paid in stock	—	10	—	—	10
Restricted (non-vested) stock grants	1	(1)	—	—	—
Exercise of stock options	—	41	—	—	41
Shares withheld for payment of taxes upon vesting of restricted stock	—	(29)	—	—	(29)
Employee stock plan purchases	—	54	—	—	54

Balances, March 29, 2013	$109	$43,505	$(2,198)	$(1,435)	$39,981

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(1,669)	—	(1,669)
Stock-based compensation	—	287	—	—	287
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	1	21	—	(5)	17
Shares withheld for payment of taxes upon vesting of restricted stock	—	(77)	—	—	(77)

Balances, March 28, 2014	$112	$44,032	$(12,152)	$(1,440)	$30,552

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 28, 2014 and MARCH 29, 2013
(unaudited; in thousands)

	Six Months Ended
	March 28, 2014	March 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,669)	$(1,245)
Non-cash adjustments:
Stock-based compensation	287	354
Depreciation and amortization	2,419	2,353
Directors' fees paid in stock	—	10
Reserve for doubtful accounts	433	156
Deferred tax expense	(985)	(1,125)
Changes in assets and liabilities:
Accounts receivable	2,429	2,847
Inventory	1,801	(171)
Other current assets	(514)	(351)
Other long term assets	(18)	—
Accounts payable	(2,009)	(2,772)
Accrued expenses	242	(444)
Customer deposits	251	(107)
Other long term liabilities	(9)	227
Net cash flows from operating activities	2,658	(268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,099)	(2,688)
Proceeds from (net cost of) disposal of fixed assets	323	—
Net cash flows from investing activities	(2,776)	(2,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	29,115	27,828
Repayments of revolving line of credit	(30,650)	(30,813)
Borrowings under other loan agreements	1,300	24,000
Repayments under other loan agreements	(1,432)	(17,967)
Debt issuance costs	(2)	(39)
Proceeds from exercise of stock options	17	41
Proceeds from employee stock plan purchases	—	54
Shares withheld for payment of taxes upon vesting of restricted stock	(77)	(29)
Net cash flows from financing activities	(1,729)	3,075

Net increase/(decrease) in cash and cash equivalents	(1,847)	119
Cash and cash equivalents, beginning of period	2,499	2,662
Cash and cash equivalents, end of period	$652	$2,781

Supplemental cash flow information:
Interest paid	$790	$475
Income taxes paid	12	367

Non-cash transactions
Fixed assets purchased with extended payment terms	805	—

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque ("Albuquerque"); Dynamic Research and Testing Laboratories, LLC (“DRTL”); and Southern California Braiding, Inc. (“SCB”).  The Celmet unit ("Celmet") operates as a division of IEC.  All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended March 28, 2014 and March 29, 2013 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

PP&E Lives	Estimated Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during fiscal 2013 or the first six months of fiscal 2014.  Refer to Note 6 – Intangible Assets for further discussion of the impairment charge recorded in the fourth quarter of fiscal 2013.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies have been recorded by IEC during fiscal 2013 or the first six months of fiscal 2014.

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required.  Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

Customer Deposits

Customer deposits represent payments received from customers for which the revenue has not yet been earned. Such unearned revenue is a commitment for the Company to deliver goods or services in the future and is presented as a liability on the balance sheet. Customer deposits are generally short term in nature and are recognized as revenue when earned.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2013 or the first six months of fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Material management revenue amounted to less than 5% of total revenue in fiscal 2013 and the first six months of fiscal 2014.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan ("ESPP") that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).

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

	Three Months Ended		Six Months Ended
Shares for EPS Calculation	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Weighted average shares outstanding	9,829,964	9,675,089	9,805,841	9,661,304
Incremental shares	—	—	—	—
Diluted shares	9,829,964	9,675,089	9,805,841	9,661,304

Anti-dilutive shares excluded	564,475	557,399	564,475	557,399

As a result of the net loss for the three and six months ended March 28, 2014 and March 29, 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2012-2, “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” was issued July 27, 2012 and is effective for annual and interim fiscal periods beginning after December 15, 2012.  ASU 2012-2 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. There was no significant impact to the Company upon adoption.

FASB ASU 2012-4, “Technical Corrections and Improvements,” was issued October 2012 and for public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The amendments in ASU 2012-4 cover a wide range of Topics in the Codification. These amendments are presented in two sections—Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in ASU 2012-4 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting. ASU 2012-4 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2013-2, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," was issued on February 5, 2013 to be effective for fiscal years beginning after December 15, 2012.  This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU 2013-2 requires an entity to separately present the amount reclassified out of AOCI income for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification does not go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure.  The new requirements impact disclosure only and took effect for the Company at the beginning of fiscal 2014.  There was no significant impact to the Company upon adoption as it does not currently have any AOCI.

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

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS
 A summary follows of activity in the allowance for doubtful accounts during the six months ended March 28, 2014 and March 29, 2013.

	Six Months Ended
Allowance for Doubtful Accounts	March 28, 2014	March 29, 2013
(in thousands)
Allowance, beginning of period	$452	$406
Provision for doubtful accounts	470	171
Write-offs	(37)	(15)
Allowance, end of period	$885	$562

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 28, 2014	September 30, 2013
(in thousands)
Raw materials	$13,200	$14,841
Work-in-process	8,052	7,564
Finished goods	994	1,449
Total inventories	22,246	23,854
Reserve for excess/obsolete inventory	(2,143)	(1,950)
Inventories, net	$20,103	$21,904

Note 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	March 28, 2014	September 30, 2013
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	12,643	11,070
Leasehold improvements	1,411	1,411
Machinery and equipment	26,724	25,963
Furniture and fixtures	6,919	6,165
Construction in progress	920	835
Total fixed assets, at cost	50,218	47,045
Accumulated depreciation	(30,957)	(29,099)
Fixed assets, net	$19,261	$17,946

Depreciation expense during the three and six months periods follows:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
(in thousands)
Depreciation expense	$1,157	$1,051	$2,265	$2,064

Results of the impairment analysis in the fourth quarter of fiscal 2013 related to the SCB reporting unit, more fully described in Note 6 – Intangible Assets and Note 7 – Goodwill, did not result in a fixed asset impairment as undiscounted cash flows exceeded the carrying value of the assets.

Note 6—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in the first quarter of fiscal 2011 and Albuquerque in fiscal 2010.

Among SCB’s key attributes as an acquisition candidate were the relationships established with a number of military and defense contractors.  The anticipated profitability of those relationships was considered by IEC in arriving at an amount to offer for the firm and also became the basis for allocating a portion of the purchase price to a related customer relationship intangible asset.  Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to this intangible asset.  The asset is being amortized over its 15-year estimated useful life, using the straight-line method.

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

There has been no further impairment of SCB customer relationships in the first six months of fiscal 2014.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	March 28, 2014	September 30, 2013
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,428)	(1,301)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,520	$2,647

Amortization expense during the three and six months ended March 28, 2014 and March 29, 2013 follows:

	Three Months Ended		Six Months Ended
Amortization Expense	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
(in thousands)
Intangible amortization expense	$64	$113	$127	$226

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March 28,
2015	$254
2016	248
2017	234
2018	234
2019 and thereafter	1,550

Note 7—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 were $13.7 million and $0.1 million, respectively, prior to the impairment described below.

Since its acquisition, SCB has operated as a reporting unit of the Company, primarily in the aerospace & defense (previously disclosed as military & aerospace) market sector.  Due to changing circumstances, the Company determined it was necessary to perform a quantitative assessment which resulted in an impairment charge recorded in the fourth quarter of fiscal 2013.

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

Since acquisition, operating expenses at the SCB reporting unit were at a level that would support anticipated higher revenue volumes.  Although revenue at the reporting unit increased in fiscal 2013 over fiscal 2012, growth was slower than projected at acquisition date.  During the second and third quarters of fiscal 2013, the Company made an effort to increase margins by implementing operational improvements at the reporting unit to reduce costs and improve efficiencies.  Notwithstanding improvements, SCB continued to experience poor operating performance.  As a result, the Company made strategic decisions during the fourth quarter of fiscal 2013 to direct more revenue from existing and new customers in the aerospace & defense market sector to our Albuquerque reporting unit.  This change in strategy was to improve leverage of expenses at Albuquerque while reducing expenses at SCB.  The change in strategy is expected to be limited, managed growth planned for the SCB reporting unit for the foreseeable future, with future additional growth in this market sector planned to occur at our other locations.

As part of the strategic change noted above, the Company has reduced planned operating expenses in order to better align them with current revenue volumes and planned reduced growth at the SCB reporting unit.  Fiscal 2014 measures to improve operating results include planned operational efficiencies, reduction of square footage leased and reduction of personnel, administrative, selling and other discretionary costs.  These changes are beginning to take effect in fiscal 2014; however it will take some time to realize the full impact.  In the fourth quarter of fiscal 2013, forecasts for the SCB reporting unit for fiscal 2014 included lower revenue and operating margin projections based on the Company’s plans to manage the level of operations at this reporting unit while continuing to grow business in the aerospace & defense market sector at other reporting units.

Additionally, by the fourth quarter of fiscal 2013, uncertainties relative to the aerospace & defense market sector intensified over those in the third quarter of fiscal 2013.  Federal government indecision regarding funding of budget deficits resulted in a partial government shut-down during October 2013.  This followed Department of Defense spending reductions that already occurred as a result of sequestration in the spring of 2013.  A temporary suspension of the debt ceiling put an end to the October 2013 shutdown.  At the time the Company was performing its impairment analysis, the temporary suspension was scheduled to end in February 2014.  At that time, there was the possibility of another partial shut-down and further cuts that could take effect in calendar 2014 if further sequestration could not be avoided.  Although instability has continued to be evident, the Company continues to believe government funding for the majority of our customers’ programs that we support is more likely delayed as opposed to permanently cut.

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

In the time after the Company performed its impairment analysis and prior to the filing of our Form 10-K for the year ended September 30, 2013, Congress considered a proposed framework that would avoid another partial government shut-down and further sequestration in 2014.  However, at that time, details as to exactly how any agreement would impact the Company’s customers would take time to emerge.  Absent more clarity, the Company did not modify its impairment analysis.

There has been no further impairment of SCB goodwill during the first six months of fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	March 28, 2014	September 30, 2013
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Goodwill, net	$2,005	$2,005

Note 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		March 28, 2014		September 30, 2013
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$9,726	4.44%	$11,261	3.19%
Term Loan A	f	2/1/2022	8,704	3.98	9,259	3.98
Term Loan B	v	2/1/2023	12,483	3.40	13,184	2.68
Albuquerque Mortgage Loan	v	2/1/2018	2,867	4.69	3,000	3.44
Celmet Building Term Loan	f	11/7/2018	1,257	4.72	—	—

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			35,137		36,804
Less: current portion			(2,908)		(2,778)
Long-term debt			$32,229		$34,026

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At March 28, 2014, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $10.1 million and $13.3 million during the six months ended March 28, 2014 and March 29, 2013, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $25.4 thousand and $11.0 thousand during the six months ended March 28, 2014 and March 29, 2013, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as shown in the table below. On December 13, 2013 and February 4, 2014 we obtained further amendments to the 2013 Credit Agreement (the “First 2014 Amendment” and “Second 2014 Amendment”, respectively, and together the “2014 Amendments”) which modified the ratios as follows:

•	Debt to EBITDARS Ratio: (a)
2013 Credit Agreement, before 2013 Amendments:
	3/31/2013 through and including 9/29/2013	< 3.00 to 1.00
	9/30/2013 and thereafter	<2.75 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
	6/28/2013 through and including 12/27/2013	< 3.25 to 1.00
	12/28/2013 through and including 3/28/2014	<3.00 to 1.00
	3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2013 Amendment:
	6/28/2013 through and including 12/27/2013	< 3.50 to 1.00
	12/28/2013 through and including 3/28/2014	<3.00 to 1.00
	3/29/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after First 2014 Amendment:
	12/13/2013 through and including 3/27/2014	< 4.50 to 1.00
	3/28/2014 through and including 6/26/2014	<3.50 to 1.00
	6/27/2014 through and including 9/29/2014	<3.25 to 1.00
	09/30/2014 and thereafter	< 2.75 to 1.00

2013 Credit Agreement, after Second 2014 Amendment:
	12/26/2014 through and including 3/26/2015	< 4.50 to 1.00
	3/27/2015 through and including 6/25/2015	<3.50 to 1.00
	6/26/2015 through and including 9/29/2015	<3.25 to 1.00
	09/30/2015 and thereafter	< 2.75 to 1.00

•	Fixed Charge Coverage Ratio: (b)

2013 Credit Agreement, before 2013 Amendments:
	3/31/2013 and thereafter	≥ 1.25 to 1.00

2013 Credit Agreement, after First 2013 Amendment:
	6/28/2013	>0.95 to 1.00
	9/30/2013	>1.00 to 1.00
	12/27/2013	>1.15 to 1.00
	3/28/2014 and thereafter	>1.25 to 1.00

2013 Credit Agreement, after First 2014 Amendment:
	3/28/2014 through and including 6/26/2014	≥0.90 to 1.00
	06/27/2014 through and including 9/29/2014	≥1.10 to 1.00
	9/30/2014 and thereafter	≥1.25 to 1.00

2013 Credit Agreement, after Second 2014 Amendment:
	12/26/2014 through and including 3/26/2015	≥1.00 to 1.00
	03/27/2014 through and including 6/25/2015	≥1.15 to 1.00
	6/26/2015 and thereafter	≥1.25 to 1.00

(a)	The ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.

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

The Second 2014 Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending March 28, 2014, and $1.5 million for each fiscal quarter thereafter.

At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At September 30, 2013, the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio. The Company has obtained waivers from M&T Bank with respect to such noncompliance. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014.

The waivers received by the Company for failure to comply with the financial covenants during fiscal 2013 and the first and second quarters of fiscal 2014 did not affect the quarterly calculation of the applicable interest rate margin for the Revolver and Albuquerque Mortgage Loan and the Revolver unused fees. However, the Second 2013 Amendment modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility. The applicable margins are determined based on the Debt to EBITDARS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter. The higher Debt to EBITDARS Ratio calculated as of March 29, 2013 resulted in an increase of 0.75% in the effective rate applicable to the Revolver and Albuquerque Mortgage Loan and an increase of 0.375% in the unused commitment fee for the Revolver. The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second 2013 Amendment resulted in an increase of 0.25% in the effective rate applicable to those two loans and the unused commitment fee for the Revolver remained unchanged. However, the First 2014 Amendment fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case for the period December 13, 2013 through December 13, 2014 and if the Company is not compliant with financial covenants on December 13, 2014, during the period of non-compliance. The Second 2014 Amendment further fixed the applicable margins at the rates noted in the First 2014 Amendment through March 27, 2015 and if the Company is not compliant with financial covenants on March 27, 2015, during the period of non-compliance.

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

•
Modification of the unused fee applicable to the Revolver from (i) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 1.75:1.00 or less to 3.25:1.00 or greater), to (ii) a range on the applicable quarterly adjustment date of 0.125% to 0.500% based upon the Company’s then ratio of Debt to EBITDARS (ranging from 0.75:1.00 or less to 2.75:1.00 or greater). The Second 2013 Amendment modified the unused fee to a range on the applicable quarterly adjustment date of 0.250% to 0.500% based upon the Company’s then Debt to EBITDARS Ratio (ranging from 1.25:1.00 or less to 3.25:1.00 or greater). The First 2014 Amendment modified the unused fee to a fixed rate of 0.50% until December 13, 2014. Thereafter, the unused fee would have reverted back to the fee range defined in the Second 2013 Amendment provided that the Company was compliant with all the covenants. If however, the Company was non-compliant with any of the covenants the unused fee would have remained at the fixed rate of 0.50% until the Company became compliant with all the covenants. The Second 2014 Amendment modified the unused fee to a fixed rate of 0.50% until March 27, 2015. Thereafter, the unused fee will revert back to the fee range defined in the Second 2013 Amendment provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the unused fee will remain at the fixed rate of 0.50% until the Company has become compliant with all the covenants;

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

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal was being repaid in 60 monthly installments of $22,000 thousand plus a balloon payment due at maturity. The maturity date of the mortgage loan was modified from December 16, 2014 to February 1, 2018; with no change to the monthly principal payments of $22 thousand each plus accrued interest.

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

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March 28,
2015	$2,908
2016 (1)	12,634
2017	2,908
2018	4,708
2019 and thereafter	11,979
$35,137

(1) Includes Revolver balance of $9.7 million at March 28, 2014

Note 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”).  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8 – Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% until March 27, 2015.  When the swap fixed rate is added to the Term Loan B Spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented an asset of $0.3 million at March 28, 2014 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended March 28, 2014 within interest expense.

The fair value of the interest rate swap of $0.3 million and $0.3 million is recorded in other assets in the Consolidated Balance Sheet at March 28, 2014 and September 30, 2013, respectively.

Note 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At March 28, 2014, the interest rate swap agreement is an asset of $0.3 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  The fair value and carrying value of Term Loan A at March 28, 2014 are $7.2 million and $8.7 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at March 28, 2014 as it is variable rate debt.  The fair value and carrying value of Term Loan A at

September 30, 2013 are $7.6 million and $9.3 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2013 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 28, 2014	March 29, 2013
(in thousands)
Reserve, beginning of period	$219	$388
Provision	178	(36)
Warranty costs	(131)	(59)
Reserve, end of period	$266	$293

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

One of the Company’s grants is a loan to grant agreement.  The Company has signed a promissory note, which will be forgiven if certain employment targets are obtained at future dates.  If the employment targets are not obtained, the Company is obligated to repay the loan with interest.  As the Company intends to comply with these agreements, the Company has recorded the funds received as a deferred amount within other long-term liabilities on the balance sheet.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations.  One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $5 thousand and $10 thousand for the deferred grants for the three and six months ended March 28, 2014, respectively. There was no amortization recorded for the deferred grants for the six months ended March 29, 2013.

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

Stock compensation expense recorded under the plans totaled $0.3 million and $0.4 million for the six months ended March 28, 2014 and March 29, 2013, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 28, 2014 and March 29, 2013 follows:

	Six Months Ended
Valuation of Options	March 28, 2014	March 29, 2013

Assumptions for Black-Scholes:
Risk-free interest rate	1.49%	0.55%
Expected term in years	4.5	4.0
Volatility	58%	49%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	40,500	50,000
Weighted average fair value per share	$1.98	$2.65
Fair value of options granted (000's)	$80	$133

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 28, 2014		March 29, 2013
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	246,383	$4.38	280,789	$3.81
Granted	40,500	4.08	50,000	6.91
Exercised	(14,504)	1.37	(18,650)	2.16
Shares withheld for payment of taxes upon exercise of stock option	(996)	1.43	—	—
Forfeited	(14,433)	5.44	(45,756)	5.09
Expired	(350)	4.71	(4,000)	2.24
Outstanding, end of period	256,600	$4.50	262,383	$4.22

For options expected to vest
Number expected to vest	232,637	$4.46	218,426	$3.83
Weighted average remaining term, in years	3.6		3.5
Intrinsic value (000s)		$199		$469

For exercisable options
Number exercisable	123,250	$3.30	117,783	$2.17
Weighted average remaining term, in years	2.0		1.9
Intrinsic value (000s)		$188		$422

For non-exercisable options
Expense not yet recognized (000s)		$193		$173
Weighted average years to be recognized	2.7		2.6

For options exercised
Intrinsic value (000s)		$43		$88

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Six Months Ended
	March 28, 2014		March 29, 2013
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	138,350	$2.51	157,150	$2.42
Granted	40,500	1.98	50,000	2.65
Vested	(31,067)	2.37	(16,794)	2.33
Forfeited	(14,433)	5.44	(45,756)	2.51
	133,350	$2.30	144,600	$2.49

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 28, 2014		March 29, 2013
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	275,474	$5.96	339,939	$5.66
Granted	155,703	4.05	88,208	6.86
Vested	(73,878)	5.75	(45,587)	4.92
Shares withheld for payment of taxes upon vesting of restricted stock	(18,208)	4.28	(4,441)	4.70
Forfeited	(31,216)	6.55	(83,103)	5.70
Outstanding, end of period	307,875	$5.14	295,016	$6.13

For non-vested shares
Expense not yet recognized (000s)		$924		$891
Weighted average remaining years for vesting		3.4		2.8

For shares vested
Aggregate fair value on vesting dates (000s)		$388		$336

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  There were no employee contributions or compensation expense recognized under the ESPP during the six months ended March 28, 2014. Employee contributions to the plan, net of withdrawals were $40 thousand for the six months ended March 29, 2013. Compensation expense recognized under the ESPP was $4 thousand for the six months ended March 29, 2013.

Stock Issued to Board Members

In addition to annual grants of restricted stock, Board members may elect to have their meetings fees paid in the form of shares of the Company’s common stock.   In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay any meeting fees in stock during the period since May 21, 2013.  During the six months ended March 29, 2013, board members were granted 1,480 shares of common stock, as payment of such meeting fees. The Company recognized stock-based compensation expense related to Board members meeting fees of $10 thousand during the six months ended March 29, 2013.

Note 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of

Directors.  For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees.  Company contributions on behalf of Albuquerque employees totaled $18 thousand and $16 thousand during the six months ended March 28, 2014 and March 29, 2013, respectively.  There were no other Company contributions to the plan during the two periods.

Note 15—INCOME TAXES

Provision for income taxes during the six months ended March 28, 2014 and March 29, 2013 follows:

	Three Months Ended		Six Months Ended
Income Tax Provision	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
(in thousands)
Benefit from income taxes	$(362)	$(683)	$(979)	$(742)

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

Note 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Aerospace & Defense (previously Military & Aerospace)	47%	50%	50%	53%
Medical	15%	18%	18%	19%
Industrial	30%	24%	26%	20%
Communications & Other	8%	8%	6%	8%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the six months ended March 28, 2014 and March 29, 2013.  One customer in the Industrial sector represented 15% of sales and one customer in the Medical sector represented 10% of sales for the six months ended March 28, 2014. For the six months ended March 29, 2013, one customer in the Industrial sector represented 16% of sales and one customer in the Medical sector represented 10% of sales.  One individual customer represented 10% or more of receivables and accounted for 11% of outstanding balances at March 28, 2014. One individual customer also represented 10% or more of receivables at March 29, 2013.

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ending March 28,
2015	$323
2016	319
2017	310
2018	266
2019	135

Rent expense during the three and six month periods follows:

	Three Months Ended		Six Months Ended
Rent Expense	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
(in thousands)
Rent expense	$137	$296	$248	$653

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

Forward-Looking Statements

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

We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components. We primarily serve the aerospace & defense (previously discussed as military & aerospace), medical, industrial and communications markets. We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations.

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 28, 2014	March 29, 2013
(in thousands)
Net sales	$34,805	$33,681

Gross profit	4,770	2,899
Selling and administrative expenses	3,952	4,311
Restatement and related expenses	1,258	—
Interest and financing expense	492	359
Other expense/(income)	(1)	56
Income/(loss) before income taxes	(931)	(1,827)
Provision for/(benefit from) income taxes	(362)	(683)
Net income/(loss)	$(569)	$(1,144)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 28, 2014	March 29, 2013

Aerospace & Defense (previously Military & Aerospace)	47%	50%
Medical	15%	18%
Industrial	30%	24%
Communications & Other	8%	8%
	100%	100%

Revenue increased in the second quarter of fiscal 2014 by $1.1 million or 3.3% as compared to the second quarter of the prior fiscal year. An increase in the industrial market sector of $2.2 million and the communications & other sector of $0.1 million were partially offset by decreases in the aerospace & defense and medical market sectors of $1.2 million.

The net increase in the industrial market sector of $2.2 million resulted from higher demand for two of our customers and revenue from new customers. Approximately $1.5 million of the increase was due to two new customers. The remaining increase of $1.8 million is primarily due to increases in demand for existing programs and to a lesser extent one new program. These increases were partially offset by a $1.1 million decrease due to lower end customer demand at one of our customers caused in part by market conditions.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease $0.5 million. Decreases of $2.7 million resulted from decreased end customer demand for several of our customers, some of which were due to delays in government funding. Lower revenue of $0.9 million from another customer was due to our customer's design related issues. Additional decreases of $0.4 million were due to the loss of a program we supported for one of our customers and the decision to end a customer relationship. Increases of $3.5 million were primarily due to new programs with existing customers and to a lesser extent resulting from increased demand from existing customers.

Revenue for the medical market sector decreased $0.7 million primarily due to fluctuations in demand. Lower demand at one of our medical customers was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold. We do not expect revenue related to these programs to ramp up until late in the second half of the fiscal year. This decrease was partially offset by increases in demand from three other customers. These increases were the result of a new customer, a new program at one customer and volume increases from an existing program at a third customer.

Revenue for the communications & other market sector was relatively consistent compared to the second quarter of fiscal 2014.

Our second fiscal quarter gross profit increased $1.9 million to 13.7% of sales from 8.6% of sales in the second quarter of the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense. Sales volume and favorable changes in product mix at some locations also contributed to increased gross profit.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.4 million, and represented 11.4% of sales in the second quarter of fiscal 2014, compared to 12.8% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage expense, which was the result of cost reductions implemented primarily during the first quarter of fiscal 2014.

There were no impairment charges during the second quarter of fiscal 2014 or the second quarter of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 6 - Intangible Assets and Note 7 - Goodwill.

Restatement and related expenses of $1.3 million in the second quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation. We anticipate elevated levels of legal expenses due to the restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

Interest expense increased by $0.1 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances increased to $34.2 million for the second quarter of fiscal 2014 from $30.1 million for the same quarter of the prior fiscal year. Average borrowings in the second quarter of fiscal 2014 were higher than the second quarter of the prior fiscal year due to the higher revolver borrowing and borrowing in connection with the Celmet building purchase. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.9% higher than in the second quarter of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense slightly in the second quarter of the current and prior fiscal years. Cash paid for interest in the second quarter of fiscal 2014 was approximately $0.4 million compared to $0.2 million in the second quarter of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities.

The benefit from income taxes was $0.4 million for the second quarter of fiscal 2014 as compared to a benefit of $0.7 million for the second quarter of the prior fiscal year, primarily resulting from a decrease in pretax loss. The effective tax rate for the second fiscal quarter increased slightly as a percent of pretax loss compared to the same quarter in the prior fiscal year due to a benefit taken in the second quarter resulting from a change in state and local tax strategy.

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

Six Months Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 28, 2014	March 29, 2013
(in thousands)
Net sales	$66,942	$66,671

Gross profit	8,380	7,065
Selling and administrative expenses	7,744	8,357
Restatement and related expenses	2,414	—
Interest and financing expense	852	638
Other expense/(income)	18	57
Income/(loss) before income taxes	(2,648)	(1,987)
Provision for/(benefit from) income taxes	(979)	(742)
Net income/(loss)	$(1,669)	$(1,245)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 28, 2014	March 29, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	53%
Medical	18%	19%
Industrial	26%	20%
Communications & Other	6%	8%
	100%	100%

Revenue increased in the first six months of fiscal 2014 by $0.3 million or 0.4% as compared to the first six months of the prior fiscal year. Increases in the industrial market sector aggregating $4.0 million were partially offset by decreases in the aerospace & defense, medical and communications & other market sectors of $3.7 million.

The net increase in the industrial market sector of $4.0 million resulted from fluctuations in demand for existing customers as well as new customers. Increases of $2.8 million were due to higher demand for existing programs at three customers and to a lesser extent one new program. Two new customers comprised $2.0 million of the increase. These increases were partially offset by a $0.9 million decrease due to lower end customer demand at one of our customers caused in part by market conditions.

The net decrease in aerospace & defense revenue was $2.5 million. Aggregate decreases in defense revenue of $7.6 million resulted from decreased end customer demand for several of our customers some of which were due to delays in government funding. A decrease of $1.9 million is due to a program at one of our customers that is being phased out over the next decade. In addition, strategic decisions regarding customer relationships caused decreases of $1.3 million. These decreases were partially offset by increased volume on existing programs and new programs from existing customers of $8.0 million. Revenue from new customers resulted in an increase of $0.7 million. Net aerospace revenue decreased $0.5 million due to decreased demand partially offset by a new program for an existing aerospace customer.

Lower demand at one of our medical customers partially offset by increases from three other customers resulted in a net decrease of $0.7 million. A decrease of $5.1 million was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold. We do not expect revenue related to these programs to ramp up until late in the second half of the fiscal year. Offsetting increases of $4.3 million were the result of volume increases from an existing program, a new program at one customer and a new customer.

The communications & other market sector revenue decreased approximately $0.5 million primarily due to a decrease in our customer's demand.

Gross profit in the first six months of fiscal 2014 increased $1.3 million over the first six months of the prior fiscal year, and represents 12.5% of sales compared to 10.6% of sales in the same period of the prior fiscal year. Sales volume and favorable changes in product mix at some locations in the second quarter of fiscal 2014 positively impacted gross margin and more than offset unfavorable product mix in the first quarter of the current fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 began to decrease our labor and overhead expense during the second quarter.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.6 million, and represents 11.6% of sales in the first six months of fiscal 2014, compared to 12.5% of sales in the same period of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and bonus expense. Lower wage expense was the result of cost reductions implemented primarily during the first quarter of fiscal 2014.

There were no impairment charges during the first six months of fiscal 2014 or the first six months of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 6 - Intangible Assets and Note 7 - Goodwill.

Restatement and related expenses of $2.4 million in the first six months of fiscal 2014 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation. We anticipate elevated levels of legal expenses due to the restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

Interest expense increased by $0.2 million compared to the first six months of the prior fiscal year. IEC’s average outstanding debt balances increased to $35.4 million for the first six months of fiscal 2014 from $29.4 million for the same period of the prior fiscal year. Average borrowings in the first six months of fiscal 2014 were higher than the same period of the prior fiscal year due to higher revolver borrowings and a new building loan. The weighted average interest rate on IEC's debt for the first six months of the fiscal year, excluding the impact of the interest rate swap, was 0.55% higher than the same period of the prior fiscal year. The net impact of adjusting the swap to fair value did not have a significant impact on interest expense in the first six months of fiscal 2014 or the same period of the prior fiscal year. Cash paid for interest in the first six months of fiscal 2014 was approximately $0.8 million compared to $0.5 million in the same period of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities.

The benefit from income taxes was $1.0 million for the first six months of fiscal 2014 as compared to a benefit from income taxes of $0.7 million for the same period of the prior fiscal year. Three factors impacted the amount of the tax benefit. A larger pretax loss was incurred in fiscal 2014, which was partially offset by a lower effective tax rate. In addition, we recorded a benefit due to a change in state and local tax strategy in the first six months of fiscal 2014. Excluding this benefit, our effective tax rate is approximately 32%.

Liquidity and Capital Resources

Capital Resources

As of March 28, 2014 outstanding capital expenditure commitments were $0.8 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	March 28, 2014	March 29, 2013
(in thousands)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash (used in) provided by:
Operating activities	2,658	(268)
Investing activities	(2,776)	(2,688)
Financing activities	(1,729)	3,075
Net (decrease) increase in cash and cash equivalents	(1,847)	119
Cash and cash equivalents at end of period	$652	$2,781

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts, was $0.5 million for the first six months of fiscal 2014.  Cash flow provided by operations, before considering changes in working capital, in the first six months of fiscal 2013 was $0.5 million.  The decrease was primarily driven by a larger net loss of $0.4 million.  Working capital provided cash flows of $2.2 million in the first six months of fiscal 2014 and used cash flows of $0.8 million in the first six months of fiscal 2013.  The change in working capital in the first six months of fiscal 2014 was due to a decrease in accounts receivable of $2.4 million and a decrease in inventories of $1.8 million offset by a decrease in accounts payable of $2.0 million.  Accounts receivable decreased primarily due to increased collection efforts during the first six months of fiscal 2014. The decrease in inventory was primarily due to timing of inventory procurement and production. The accounts payable decrease was primarily due to lower purchases and timing of purchases and payments.

Investing activities

Cash flows used by investing activities were $2.8 million and $2.7 million for the first six months of fiscal 2014 and 2013, respectively.  Cash flows used in the first six months of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.  Cash used in the first six months of fiscal 2013 primarily related to purchases of equipment.

Financing activities

Cash flows used in financing activities were $1.7 million for the first six months of fiscal 2014 and cash flows provided by financing activities were $3.1 million for the first six months of fiscal 2013.  During the first six months of fiscal 2014, net repayments under all credit facilities were $1.7 million.  Repayments of the revolver of $1.5 million and other term debt of $1.4 million were partially offset by the borrowings in connection with the purchase of the Celmet building of $1.3 million.  In the first six months of fiscal 2013, net cash flows provided by credit facilities of $3.0 million were necessary to fund operations.

Credit Facilities

At March 28, 2014, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $9.7 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  The Second 2014 Amendment, obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified Financial Covenants and related definitions, are more particularly described in Note 8 – Credit Facilities.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	March 28, 2014	September 30, 2013	March 28, 2014		September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,250	Minimum $1,500	$922	(a)	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured		5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured		0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	March 28, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$(569)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(362)	(5,004)
Depreciation and amortization expense	1,224	1,219
Interest expense	492	522
Non-cash stock compensation	137	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$922	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	March 28, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$(569)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(362)	(5,004)
Depreciation and amortization expense	1,224	1,219
Interest expense	492	522
Non-cash stock compensation	137	96
Unfinanced capital expenditures	(1,311)	(746)
Income taxes paid	(12)	—
Adjusted EBITDA	$(401)	$1,637

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

EBITDARS and Adjusted EBITDA do not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS and Adjusted EBITDA are not necessarily indicative of amounts that may be available for discretionary use.  We present EBITDARS and Adjusted EBITDA because certain covenants in our credit facilities are tied to these measures.  We also view EBITDARS and Adjusted EBITDA as useful measures of operating performance given our large net operating loss carryforward and because, as supplemental measures: (i) they are a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing our ability to service and/or incur indebtedness.  We believe that EBITDARS and Adjusted EBITDA, when considered with both our GAAP results and the reconciliation to net income, provides a more complete understanding of our business than could be obtained absent this disclosure.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2013.  During the six months ended March 28, 2014 there have been no material changes to these policies.

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

At March 28, 2014, the Company had $35.1 million of debt, comprised of $25.1 million with variable interest rates and $10.0 million with fixed interest rates.  The Company is party to a swap transaction that effectively fixes an additional $12.5 million of debt, which increased the portion of debt with effectively fixed interest rates from $10.0 million to $22.5 million at March 28, 2014. The credit facilities and related swap transaction are more fully described in Note 8 – Credit Facilities and Note 9 – Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by the First 2014 Amendment to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The Second 2014 Amendment extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 28, 2014 indicates that a one-percentage point increase or decrease in interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.3 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 28, 2014, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2014, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the six months ended March 28, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 28, 2013 – January 24, 2014	2,569	$4.06	—	—
January 25, 2014 – February 21, 2014	—	—	—	—
February 22, 2014 – March 28, 2014	—	—	—	—
Total	2,569	$4.06	—	—

(1) The reported periods conform to the Company's fiscal calendar.

(2) The total number of shares purchased in the period consists of shares withheld by the
Company in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted under the 2001 Plan. Shares withheld are canceled and are no longer deemed issued and outstanding.

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

IEC Electronics Corp.
(Registrant)

May 7, 2014	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

May 7, 2014	/s/ Vincent A. Leo
Vincent A. Leo
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended March 28, 2014
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Fifth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of February 4, 2014 by and between IEC Electronics Corp and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 5, 2014 and incorporated herein by reference)

10.2*
February 11, 2014 letter agreement between IEC Electronics Corp. and Michael T. Williams (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.3*
Employment Agreement between IEC Electronics Corp. and Michael T. Williams, dated February 11, 2014 (filed as Exhibit 10.2 to the Company's Current Report of Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.4*	Summary of Compensation Arrangements with Brett E. Mancini
10.5*	Salary Continuation and Non-Competition Agreement between IEC Electronics Corp. and Brett E. Mancini effective January 29, 2014.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.