Form 10-Q
period 2014-06-27
IEC ELECTRONICS CORP
filed 2014-08-05
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2014
or
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

Common Stock, $0.01 par value – 10,055,267 shares as of August 1, 2014

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 27, 2014 and SEPTEMBER 30, 2013
(in thousands, except share and per share data)

	June 27, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$679	$2,499
Accounts receivable, net of allowance	23,245	27,945
Inventories, net	21,152	21,904
Deferred income taxes	1,382	1,382
Other current assets	2,107	610
Total current assets	48,565	54,340

Fixed assets, net	18,489	17,946
Intangible assets, net	2,456	2,647
Goodwill	2,005	2,005
Deferred income taxes	12,634	11,652
Other long term assets	238	345

Total assets	$84,387	$88,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,778
Accounts payable	14,340	16,508
Accrued payroll and related expenses	2,869	2,464
Other accrued expenses	947	811
Customer deposits	928	187
Total current liabilities	21,992	22,748

Long-term debt	31,578	34,026
Other long-term liabilities	153	167
Total liabilities	53,723	56,941

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,072,821 and 11,006,749 shares, respectively Outstanding: 10,053,956 and 9,991,291 shares, respectively	111	110
Additional paid-in capital	44,132	43,802
Retained earnings/(accumulated deficit)	(12,129)	(10,483)
Treasury stock, at cost: 1,018,865 and 1,015,458 shares, respectively	(1,450)	(1,435)
Total stockholders' equity	30,664	31,994

Total liabilities and stockholders' equity	$84,387	$88,935

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE and NINE MONTH PERIODS ENDED JUNE 27, 2014 and JUNE 28, 2013
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales	$32,992	$35,154	$99,934	$101,824
Cost of sales	29,112	29,995	87,675	89,601
Gross profit	3,880	5,159	12,259	12,223

Selling and administrative expenses	3,195	3,446	10,938	11,803
Restatement and related expenses	102	1,106	2,516	1,106
Operating profit/(loss)	583	607	(1,195)	(686)

Interest and financing expense	558	10	1,410	648
Other expense/(income)	—	(9)	18	47
Income/(loss) before income taxes	25	606	(2,623)	(1,381)

Provision for/(benefit from) income taxes	3	224	(977)	(518)
Net income/(loss)	$22	$382	$(1,646)	$(863)

Net income/(loss) per common and common equivalent share:
Basic	$—	$0.04	$(0.17)	$(0.09)
Diluted	—	0.04	(0.17)	(0.09)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,838,872	9,702,446	9,816,974	9,675,120
Diluted	9,902,017	9,810,707	9,816,974	9,675,120

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 27, 2014 and JUNE 28, 2013
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
			(restated)		(restated)
Balances, September 30, 2012	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	—	—	(863)	—	(863)
Stock-based compensation	—	494	—	—	494
Forfeitures	(1)	1	—	—	—
Directors' fees paid in stock	—	10	—	—	10
Restricted (non-vested) stock grants	1	(1)	—	—	—
Exercise of stock options	—	60	—	—	60
Shares withheld for payment of taxes upon vesting of restricted stock	—	(29)	—	—	(29)
Employee stock plan purchases	—	98	—	—	98

Balances, June 28, 2013	$109	$43,708	$(1,816)	$(1,435)	$40,566

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(1,646)	—	(1,646)
Stock-based compensation	—	378	—	—	378
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options		32	—	(15)	17
Shares withheld for payment of taxes upon vesting of restricted stock	—	(79)	—	—	(79)

Balances, June 27, 2014	$111	$44,132	$(12,129)	$(1,450)	$30,664

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 27, 2014 and JUNE 28, 2013
(unaudited; in thousands)

	Nine Months Ended
	June 27, 2014	June 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,646)	$(863)
Non-cash adjustments:
Stock-based compensation	378	494
Depreciation and amortization	3,625	3,574
Directors' fees paid in stock	—	10
Reserve for doubtful accounts	220	117
Deferred tax expense/benefit	(982)	(901)
Changes in assets and liabilities:
Accounts receivable	4,480	132
Inventory	752	(3,974)
Other current assets	(1,497)	(399)
Other long term assets	81	(288)
Accounts payable	(2,634)	1,436
Accrued expenses	541	(452)
Customer deposits	741	(134)
Other long term liabilities	(14)	185
Net cash flows from operating activities	4,045	(1,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,806)	(4,357)
Proceeds from (net cost of) disposal of fixed assets	323	—
Net cash flows from investing activities	(3,483)	(4,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	43,513	43,284
Repayments of revolving line of credit	(44,971)	(33,825)
Borrowings under other loan agreements	1,300	24,000
Repayments under other loan agreements	(2,160)	(27,688)
Debt issuance costs	(2)	(39)
Proceeds from exercise of stock options	17	60
Proceeds from employee stock plan purchases	—	98
Shares withheld for payment of taxes upon vesting of restricted stock	(79)	(29)
Net cash flows from financing activities	(2,382)	5,861

Net increase/(decrease) in cash and cash equivalents	(1,820)	441
Cash and cash equivalents, beginning of period	2,499	2,662
Cash and cash equivalents, end of period	$679	$3,103

Supplemental cash flow information:
Interest paid	$1,177	$782
Income taxes paid	12	367

Non-cash transactions
Fixed assets purchased with extended payment terms	466	—

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the nine months ended June 27, 2014 and June 28, 2013 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  During the fourth quarter of fiscal 2013, an impairment charge of $2.4 million related to SCB’s customer relationships was recorded.  The impairment analysis and resulting charge are further discussed in Note 6 – Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during fiscal 2013 or the first nine months of fiscal 2014.  Refer to Note 6 – Intangible Assets for further discussion of the impairment charge recorded in the fourth quarter of fiscal 2013.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  During the fourth quarter of fiscal 2013, an impairment charge of $11.8 million related to SCB’s goodwill was recorded.  The impairment analysis and resulting charge are further discussed in Note 7 – Goodwill.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies have been recorded by IEC during fiscal 2013 or the first nine months of fiscal 2014.

When it is considered probable that a loss has been incurred, but the amount of loss cannot be estimated, disclosure but not accrual of the probable loss is required.  Disclosure of a loss contingency is also required when it is reasonably possible, but not probable, that a loss has been incurred.

Customer Deposits

Customer deposits represent amounts invoiced to customers for which the revenue has not yet been earned and therefore represent a commitment for the Company to deliver goods or services in the future. Deposits are generally short term in nature and are recognized as revenue when earned.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2013 or the first nine months of fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2013 and the first nine months of fiscal 2014.

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

	Three Months Ended		Nine Months Ended
Shares for EPS Calculation	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Weighted average shares outstanding	9,838,872	9,702,446	9,816,974	9,675,120
Incremental shares	63,145	108,261	—	—
Diluted shares	9,902,017	9,810,707	9,816,974	9,675,120

Anti-dilutive shares excluded	125,500	164,850	504,738	547,680

As a result of the net loss for the nine months ended June 27, 2014 and June 28, 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master Glossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The ASU did not have a significant impact to the Company.

FASB ASU 2014-06, “Technical Corrections and Improvements related to the Glossary Terms,” The new guidance is designed to clarify the Master Glossary of the Codification. ASU 2014-06 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2014-09, "Revenue from Contracts with Customers," was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period.  Early adoption is not permitted under U.S. GAAP.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, "Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

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

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 27, 2014 and June 28, 2013.

	Nine Months Ended
Allowance for Doubtful Accounts	June 27, 2014	June 28, 2013
(in thousands)
Allowance, beginning of period	$452	$406
Provision for doubtful accounts	257	135
Write-offs	(37)	(18)
Allowance, end of period	$672	$523

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 27, 2014	September 30, 2013
(in thousands)
Raw materials	$13,364	$14,841
Work-in-process	8,594	7,564
Finished goods	1,376	1,449
Total inventories	23,334	23,854
Reserve for excess/obsolete inventory	(2,182)	(1,950)
Inventories, net	$21,152	$21,904

Note 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	June 27, 2014	September 30, 2013
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	13,192	11,070
Leasehold improvements	1,411	1,411
Machinery and equipment	26,748	25,963
Furniture and fixtures	7,035	6,165
Construction in progress	596	835
Total fixed assets, at cost	50,583	47,045
Accumulated depreciation	(32,094)	(29,099)
Fixed assets, net	$18,489	$17,946

Depreciation expense during the three and nine months periods follows:

	Three Months Ended		Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(in thousands)
Depreciation expense	$1,141	$1,096	$3,406	$3,161

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

There has been no further impairment of SCB customer relationships in the first nine months of fiscal 2014.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	June 27, 2014	September 30, 2013
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,492)	(1,301)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,456	$2,647

Amortization expense during the three and nine months ended June 27, 2014 and June 28, 2013 follows:

	Three Months Ended		Nine Months Ended
Amortization Expense	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(in thousands)
Intangible amortization expense	$64	$113	$191	$339

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March 28,
2015	$254
2016	243
2017	234
2018	234
2019 and thereafter	1,491

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

There has been no further impairment of SCB goodwill during the first nine months of fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	June 27, 2014	September 30, 2013
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Goodwill, net	$2,005	$2,005

Note 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		June 27, 2014		September 30, 2013
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$9,803	4.44%	$11,261	3.19%
Term Loan A	f	2/1/2022	8,426	3.98	9,259	3.98
Term Loan B	v	2/1/2023	12,133	3.40	13,184	2.68
Albuquerque Mortgage Loan	v	2/1/2018	2,800	4.69	3,000	3.44
Celmet Building Term Loan	f	11/7/2018	1,224	4.72	—	—

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			34,486		36,804
Less: current portion			(2,908)		(2,778)
Long-term debt			$31,578		$34,026

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At June 27, 2014, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $10.8 million and $13.7 million during the nine months ended June 27, 2014 and June 28, 2013, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $40.5 thousand and $23.0 thousand during the nine months ended June 27, 2014 and June 28, 2013, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

At June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At September 30, 2013, the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio. The Company has obtained waivers from M&T Bank with respect to such noncompliance. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014.

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

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June 27,
2015	$2,908
2016 (1)	12,711
2017	2,908
2018	4,641
2019 and thereafter	11,318
$34,486

(1) Includes Revolver balance of $9.8 million at June 27, 2014

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

The fair value of the interest rate swap agreement represented an asset of $0.2 million at June 27, 2014 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended June 27, 2014 within interest expense.

The fair value of the interest rate swap of $0.2 million and $0.3 million is recorded in other long term assets in the Consolidated Balance Sheet at June 27, 2014 and September 30, 2013, respectively.

Note 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At June 27, 2014, the interest rate swap agreement is an asset of $0.2 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  The fair value and carrying value of Term Loan A at June 27, 2014 are $7.1 million and $8.4 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at June 27, 2014 as it is variable rate debt.  The fair value and carrying value of Term Loan A at

September 30, 2013 are $7.6 million and $9.3 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2013 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 27, 2014	June 28, 2013
(in thousands)
Reserve, beginning of period	$219	$388
Provision	235	(88)
Warranty costs	(221)	(70)
Reserve, end of period	$233	$230

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

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $5 thousand and $14 thousand for the deferred grants for the three and nine months ended June 27, 2014, respectively. There was no amortization recorded for the deferred grants for the nine months ended June 28, 2013.

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

Stock compensation expense recorded under the plans totaled $0.4 million and $0.5 million for the nine months ended June 27, 2014 and June 28, 2013, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 27, 2014 and June 28, 2013 follows:

	Nine Months Ended
Valuation of Options	June 27, 2014	June 28, 2013

Assumptions for Black-Scholes:
Risk-free interest rate	1.31%	0.55%
Expected term in years	4.1	4.0
Volatility	49%	49%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	45,500	50,000
Weighted average fair value per share	$1.62	$2.65
Fair value of options granted (000's)	$74	$133

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 27, 2014		June 28, 2013
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	246,383	$4.38	280,789	$3.81
Granted	45,500	4.12	50,000	6.91
Exercised	(18,093)	1.49	(30,150)	2.00
Shares withheld for payment of taxes upon exercise of stock option	(3,407)	1.69	—	—
Forfeited	(23,283)	5.71	(45,756)	5.52
Expired	(2,850)	5.04	(8,500)	2.01
Outstanding, end of period	244,250	$4.51	246,383	$4.38

For options expected to vest
Number expected to vest	220,987	$4.49	233,070	$4.28
Weighted average remaining term, in years	3.4		3.8
Intrinsic value (000s)		$176		$155

For exercisable options
Number exercisable	125,650	$3.59	106,783	$2.33
Weighted average remaining term, in years	2.0		2.0
Intrinsic value (000s)		$166		$155

For non-exercisable options
Expense not yet recognized (000s)		$171		$221
Weighted average years to be recognized	2.6		2.6

For options exercised
Intrinsic value (000s)		$59		$131

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Nine Months Ended
	June 27, 2014		June 28, 2013
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	138,350	$2.51	157,150	$2.42
Granted	45,500	1.62	50,000	2.65
Vested	(41,967)	2.51	(21,794)	2.27
Forfeited	(23,283)	2.30	(45,756)	2.50
Non-vested, end of period	118,600	$2.20	139,600	$2.51

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 27, 2014		June 28, 2013
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	275,474	$5.96	339,939	$5.66
Granted	155,703	4.05	88,208	6.86
Vested	(80,971)	5.74	(47,774)	4.98
Shares withheld for payment of taxes upon vesting of restricted stock	(18,615)	4.28	(4,441)	4.70
Forfeited	(71,103)	5.88	(74,635)	5.68
Outstanding, end of period	260,488	$5.15	301,297	$6.12

For non-vested shares
Expense not yet recognized (000s)		$725		$939
Weighted average remaining years for vesting		3.0		2.9

For shares vested
Aggregate fair value on vesting dates (000s)		$421		$344

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  The Company anticipates that operations under the ESPP will be resumed with the purchase period beginning October 2014. There were no employee contributions or compensation expense recognized under the ESPP during the nine months ended June 27, 2014. Employee contributions to the plan, net of withdrawals were $50 thousand for the nine months ended June 28, 2013. Compensation expense recognized under the ESPP was $6 thousand for the nine months ended June 28, 2013.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay any meeting fees in stock during the period since May 21, 2013.  During the nine months ended June 28, 2013, board members were granted 1,480 shares of common stock, as payment of such meeting fees, in addition to cash payments. The Company recognized stock-based compensation expense related to Board members meeting fees of $10 thousand during the nine months ended June 28, 2013.

Note 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  For the Albuquerque unit, the Company contributes 25% of the first 6% contributed by employees.  Company contributions on behalf of Albuquerque employees totaled $27 thousand and $24 thousand during the nine months ended June 27, 2014 and June 28, 2013, respectively.  There were no other Company contributions to the plan during the periods.

Note 15—INCOME TAXES

Provision for income taxes during the nine months ended June 27, 2014 and June 28, 2013 follows:

	Three Months Ended		Nine Months Ended
Income Tax Provision/Benefit	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(in thousands)
Provision for/(benefit from) income taxes	$3	$224	$(977)	$(518)

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

Note 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	47%	50%	51%
Medical	22%	21%	19%	19%
Industrial	22%	21%	25%	21%
Communications & Other	6%	11%	6%	9%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the nine months ended June 27, 2014. One customer in the Industrial sector represented 15% of sales and one customer in the Medical sector represented 12% of sales. For the nine months ended June 28, 2013, one customer in the Industrial sector represented 16% of sales. Three individual customers represented 10% or more of receivables and accounted for 37% of outstanding balances at June 27, 2014. No individual customer represented 10% or more of receivables at June 28, 2013.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity's financial condition and payment history.  Customers generally are not required to post collateral.

Note 17—LITIGATION

As discussed in Note 2 to these consolidated financial statements, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages. While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ending June 27,
2015	$325
2016	324
2017	299
2018	272
2019	71

Rent expense during the three and nine month periods follows:

	Three Months Ended		Nine Months Ended
Rent Expense	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
(in thousands)
Rent expense	$90	$293	$339	$946

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; uncertainties as to availability and timing of governmental funding for our customers; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified.  Additional risks and uncertainties resulting from the restatement of our financial statements included in our Annual Report on Form 10-K/A and in our Quarterly Report on Form 10-Q/A filed on July 3, 2013 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, or adverse consequences from the consolidated shareholder action or the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with M&T Bank with respect to which, if the Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations, (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Company fails to meet any Exchange listing standard, or fails to comply with its listing agreement with the Exchange, or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective (despite its remediation of the material weakness identified in 2013).  Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 27, 2014	June 28, 2013
(in thousands)
Net sales	$32,992	$35,154

Gross profit	3,880	5,159
Selling and administrative expenses	3,195	3,446
Restatement and related expenses	102	1,106
Interest and financing expense	558	10
Other expense/(income)	—	(9)
Income/(loss) before income taxes	25	606
Provision for/(benefit from) income taxes	3	224
Net income/(loss)	$22	$382

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 27, 2014	June 28, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	47%
Medical	22%	21%
Industrial	22%	21%
Communications & Other	6%	11%
	100%	100%

Revenue decreased in the third quarter of fiscal 2014 by $2.2 million or 6.1% as compared to the third quarter of the prior fiscal year. A decrease in the communications & other market sector of $1.8 million, as well as slight decreases in each of our other market sectors aggregated to $2.2 million.

The net decrease in the communications & other market sector of $1.8 million is primarily due to a decrease in revenue of $1.7 million from one customer as a result of converting from turnkey manufacturing to a customer furnished materials program. Lower revenue due to fluctuations in demand from two other customers was partially offset by a temporary increase in demand from another customer as they transition to a new product.

The net decrease in the industrial market sector of $0.2 million was primarily due to demand fluctuations. One customer's revenue decreased $0.9 million due to lower end customer demand caused primarily by market conditions. A new customer increased revenue for the industrial market sector by $0.3 million and increases in demand for two existing customers also partially offset the decrease.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease of $0.1 million. Decreases of $3.0 million resulted from decreased end customer demand for several of our customers, some of which were due to delays in government funding. The winding down of three programs caused $1.9 million of the decrease and the decision to end a customer relationship caused a decrease of $0.5 million. Several increases offset most of the decreases. New programs with existing customers increased revenue by $2.7 million and new customers increased revenue by $1.3 million. Increased demand from three existing customers of $1.2 million also partially offset the decreases.

Revenue for the medical market sector decreased $0.1 million primarily due to fluctuations in demand. Lower demand at one of our medical customers was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold. While the hold was lifted during the third quarter, the customer's testing is still in process. We do not expect revenue related to these programs to ramp up until late in the fourth quarter of this fiscal year or the first quarter of next fiscal year. This decrease was mostly offset by increased demand and a new program at an existing customer as well as a new customer.

Our third quarter gross profit decreased $1.3 million to 11.8% of sales from 14.7% of sales in the third quarter of the prior fiscal year. The primary reason for the decrease was reduced leveraged on fixed manufacturing costs caused by lower sales volume. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense. Lower sales volumes as well as unfavorable changes in mix in the third quarter of this fiscal year resulted in lower gross profit compared to the third quarter of the prior fiscal year.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.3 million, and represented 9.7% of sales in the third quarter of fiscal 2014, compared to 9.8% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower bad debt expense and consulting fees.

There were no impairment charges during the third quarter of fiscal 2014 or the third quarter of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are discussed in Note 6 - Intangible Assets and Note 7 - Goodwill.

Restatement and related expenses of $0.1 million in the third quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation, partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses. We anticipate elevated levels of legal expenses due to the restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

The Company maintains directors and officers liability insurance policies, and the carrier that issued the primary policy has agreed to pay some, but not all, legal expenses related to the formal SEC investigation and consolidated shareholder class action.  The Company received an initial reimbursement from the carrier for legal expenses that the carrier has thus far agreed to cover, which were incurred during periods before and during the third fiscal quarter.  The carrier has reserved all rights with respect to these and other legal expenses.  We are continuing to communicate with the carrier on the scope of coverage, but the ultimate extent and amount of reimbursement remain uncertain.

Interest expense increased by $0.5 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances increased to $33.4 million for the third quarter of fiscal 2014 from $31.7 million for the same quarter of the prior fiscal year. Average borrowings in the third quarter of fiscal 2014 were higher than the third quarter of the prior fiscal year due to the higher revolver borrowing and borrowing in connection with the Celmet building purchase. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.8% higher than in the third quarter of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.4 million in the third quarter of the current fiscal year compared to the prior fiscal year. Cash paid for interest was approximately $0.4 million for the third quarter of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities.
The provision for income tax in the third quarter of fiscal 2014 decreased $0.2 million as compared to the third quarter of the prior fiscal year, primarily resulting from a decrease in pretax income. The effective tax rate for the third fiscal quarter is not meaningful due to near break even results.

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

Nine Months Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 27, 2014	June 28, 2013
(in thousands)
Net sales	$99,934	$101,824

Gross profit	12,259	12,223
Selling and administrative expenses	10,938	11,803
Restatement and related expenses	2,516	1,106
Interest and financing expense	1,410	648
Other expense/(income)	18	47
Income/(loss) before income taxes	(2,623)	(1,381)
Provision for/(benefit from) income taxes	(977)	(518)
Net income/(loss)	$(1,646)	$(863)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 27, 2014	June 28, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	51%
Medical	19%	19%
Industrial	25%	21%
Communications & Other	6%	9%
	100%	100%

Revenue decreased in the first nine months of fiscal 2014 by $1.9 million or 1.9% as compared to the first nine months of the prior fiscal year. Aggregate decreases in the aerospace & defense, communications & other and medical market sectors of $5.7 million were partially offset by an increase of $3.9 million in the industrial market sector.

The net decrease in aerospace & defense revenue was $2.6 million. Aggregate decreases in revenue of $9.7 million resulted from decreased end customer demand for several of our customers, some of which were due to delays in government funding. Decreases of $3.6 million were due to programs at three of our customers that are being phased out over the next decade. In addition, strategic decisions regarding customer relationships caused decreases of $1.8 million and $0.3 million of the decrease was due to a one time order from a new customer in the prior year. These decreases were partially offset by increased volume on existing and new long-term programs from existing customers of $10.9 million. Also partially offsetting the decreases was $1.7 million of revenue from new customers.

The communications & other market sector revenue decreased approximately $2.2 million. This decrease is primarily due to a $1.6 million decrease in revenue from one customer as a result of converting from turnkey manufacturing to a customer furnished materials program. Decreased demand from four customers resulted in a $1.2 million decrease. These decreases were partially offset by a temporary increase in demand of $0.6 million from another customer as they transition to a new product.

Lower demand from one of our medical customers was partially offset by increases from three other customers resulting in a net decrease of $0.8 million. The decreased demand of $7.7 million was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold. While the hold was lifted during the third quarter, the customer's testing is still in process and is taking longer than anticipated. We do not expect revenue related to these programs to ramp up until late in the fourth quarter of this fiscal year or the first quarter of next fiscal year. Offsetting increases of $6.1 million were the result of volume increases from existing programs and new programs with existing customers. Also partially offsetting the decrease was revenue of $0.8 million from a new customer.

The net increase in the industrial market sector of $3.9 million resulted from fluctuations in demand for existing customers as well as new customers. Increases of $2.4 million were due to higher demand for existing programs at three customers. Three new customers comprised $2.4 million of the increase. These increases were partially offset by a $1.0 million decrease due to lower end customer demand at one of our customers caused in part by market conditions.

Gross profit in the first nine months of fiscal 2014 represents 12.3% of sales compared to 12.0% of sales in the same period of the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense; however, the full impact was not realized due to lower sales volumes as well as unfavorable changes in mix.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.9 million, and represents 10.9% of sales in the first nine months of fiscal 2014, compared to 11.6% of sales in the same period of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and bonus expense. Lower wage expense was the result of cost reductions implemented primarily during the first quarter of fiscal 2014. The implementation of these cost reductions also resulted in decreased travel and consulting expenses.

There were no impairment charges during the first nine months of fiscal 2014 or the first nine months of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 6 - Intangible Assets and Note 7 - Goodwill.

Restatement and related expenses of $2.5 million in the first nine months of fiscal 2014 represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17-Litigation, partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses. We anticipate elevated levels of legal expenses due to the restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.

The Company maintains directors and officers liability insurance policies, and the carrier that issued the primary policy has agreed to pay some, but not all, legal expenses related to the formal SEC investigation and consolidated shareholder class action.  The Company received an initial reimbursement from the carrier for legal expenses that the carrier has thus far agreed to cover, which were incurred during periods before and during the third fiscal quarter.  The carrier has reserved all rights with respect to these and other legal expenses.  We are continuing to communicate with the carrier on the scope of coverage, but the ultimate extent and amount of reimbursement remain uncertain.

Interest expense increased by $0.7 million compared to the first nine months of the prior fiscal year. IEC’s average outstanding debt balances increased to $34.7 million for the first nine months of fiscal 2014 from $30.2 million for the same period of the prior fiscal year. Average borrowings in the first nine months of fiscal 2014 were higher than the same period of the prior fiscal year due to higher revolver borrowings and a new building loan. The weighted average interest rate on IEC's debt for the first nine months of the fiscal year, excluding the impact of the interest rate swap, was 0.6% higher than the same period of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.4 million in the first nine months of fiscal 2014 compared to the same period of the prior fiscal year. Cash paid for interest was approximately $1.2 million in the first nine months of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8 - Credit Facilities.
The benefit from income taxes was $1.0 million for the first nine months of fiscal 2014 as compared to a benefit from income taxes of $0.5 million for the same period of the prior fiscal year. Three factors impacted the amount of the tax benefit. A larger pretax loss was incurred in fiscal 2014, which was partially offset by a lower effective tax rate. In addition, we recorded a benefit due to a change in state and local tax strategy in the first nine months of fiscal 2014. Excluding this benefit, our effective tax rate is approximately 32%.

Liquidity and Capital Resources

Capital Resources

As of June 27, 2014 outstanding capital expenditure commitments were $0.1 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	June 27, 2014	June 28, 2013
(in thousands)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	4,045	(1,063)
Investing activities	(3,483)	(4,357)
Financing activities	(2,382)	5,861
Net (decrease) increase in cash and cash equivalents	(1,820)	441
Cash and cash equivalents at end of period	$679	$3,103

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $1.6 million for the first nine months of fiscal 2014.  Cash flow provided by operations, before considering changes in working capital, in the first nine months of fiscal 2013 was $2.4 million.  The decrease was primarily driven by a larger net loss of $0.8 million.  Working capital provided cash flows of $2.5 million in the first nine months of fiscal 2014 and used cash flows of $3.5 million in the first nine months of fiscal 2013.  The change in working capital in the first nine months of fiscal 2014 was due to a decrease in accounts receivable of $4.5 million and a decrease in inventories of $0.8 million offset by an increase in other current assets of $1.5 million and a decrease in accounts payable of $2.6 million.  Accounts receivable decreased primarily due to lower revenue in the third quarter of this fiscal year compared to the fourth quarter of the prior fiscal year as well as increased collection efforts during the first nine months of fiscal 2014.  The decrease in inventory was primarily due to maintaining inventory levels commensurate with demand as well as converting a customer from turnkey to a customer furnished materials program. Other current assets increased due primarily to test equipment we are building for a customer and recording a receivable for a portion of an initial insurance reimbursement for certain restatement and related expenses. The accounts payable decrease was primarily due to reduced revenue causing lower purchases as well as timing of purchases and payments.

Investing activities

Cash flows used by investing activities were $3.5 million and $4.4 million for the first nine months of fiscal 2014 and 2013, respectively.  Cash flows used in the first nine months of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.  Cash used in the first nine months of fiscal 2013 primarily related to purchases of equipment.

Financing activities

Cash flows used in financing activities were $2.4 million for the first nine months of fiscal 2014 and cash flows provided by financing activities were $5.9 million for the first nine months of fiscal 2013.  During the first nine months of fiscal 2014, net repayments under all credit facilities were $2.3 million.  Net repayments of the revolver of $1.5 million and other term debt of $2.2 million were partially offset by the borrowings in connection with the purchase of the Celmet building of $1.3 million. Repayments of the revolver were possible due to increased cashflow provided by operations and less equipment purchases during the first nine months of fiscal 2014. In the first nine months of fiscal 2013, net cash flows provided by credit facilities of $5.8 million were necessary to fund operations.

Credit Facilities

At June 27, 2014, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $9.8 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  The Second 2014 Amendment, obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified Financial Covenants and related definitions, are more particularly described in Note 8 – Credit Facilities. At June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	June 27, 2014	September 30, 2013	June 27, 2014	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$1,882	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	June 27, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$22	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	3	(5,004)
Depreciation and amortization expense	1,208	1,219
Interest expense	558	522
Non-cash stock compensation	91	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$1,882	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	June 27, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$22	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	3	(5,004)
Depreciation and amortization expense	1,208	1,219
Interest expense	558	522
Non-cash stock compensation	91	96
Unfinanced capital expenditures	(369)	(746)
Income taxes paid	—	—
Adjusted EBITDA	$1,513	$1,637

(a)
Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the restatement (all of which were added back in the third quarter of fiscal 2013). There were no restatement related expenses added back to net income for the periods presented in the reconciliation tables above.

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2013 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2013.  During the nine months ended June 27, 2014 there have been no material changes to these policies.

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

At June 27, 2014, the Company had $34.5 million of debt, comprised of $24.7 million with variable interest rates and $9.8 million with fixed interest rates.  The Company is party to a swap transaction that effectively fixes an additional $12.1 million of debt, which increased the portion of debt with effectively fixed interest rates from $9.8 million to $21.9 million at June 27, 2014. The credit facilities and related swap transaction are more fully described in Note 8 – Credit Facilities and Note 9 – Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by the First 2014 Amendment to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The Second 2014 Amendment extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates on variable loans are based on London interbank offered rate (“Libor”) and currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of June 27, 2014 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2014, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2014, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the nine months ended June 27, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2013 management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory at SCB, as discussed in greater detail in Item 9A of our 2012 Form 10-K/A.  To address this material weakness, we implemented certain remedial measures, as described in our 2012 Form 10-K/A.  We consider this material weakness to be fully remediated as management has concluded, through testing, that the applicable controls have operated effectively for a sufficient period of time.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

As discussed in Note 2 – Restatement of Consolidated Financial Statements, the Company restated its financial statements.  In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters and an amended complaint in a consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages.  While the Company believes the complaint is without merit, it is too early to determine the potential outcome.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 29, 2014 – April 25, 2014	407	$4.59	—	—
April 26, 2014 – May 23, 2014	—	—	—	—
May 24, 2014 – June 27, 2014	—	—	—	—
Total	407	$4.59	—	—

(1) The reported periods conform to the Company's fiscal calendar.

(2) The total number of shares purchased in the period consists of shares withheld by the
Company in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted under the 2001 Plan. Shares withheld are held as Treasury Shares and are no longer deemed outstanding.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

On July 31, 2014 the Company entered into a Tax Benefit Preservation Plan Rights Agreement, and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on August 15, 2014.  The Company also filed a Certificate of Designation for a Series A Junior Participating Preferred Stock with the Delaware Department of State.  The plan, rights and related matters are more fully described in the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2014, as amended by the Company's Current Report on Form 8-K/A filed with the SEC on August 1, 2014.

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

IEC Electronics Corp.
(Registrant)

August 5, 2014	/s/ W. Barry Gilbert
W. Barry Gilbert
Chairman and Chief Executive Officer

August 5, 2014	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended June 27, 2014
INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Employee Stock Purchase Plan Amendment 1, effective May 21, 2014, amending 2011 Employee Stock Purchase Plan filed as Appendix A to the Company's Proxy Statement on Schedule 14A on December 22, 2011.
10.2*	Letter terminating chief financial officer services, effective as of June 1, 2014, with Insero & Company CPAs, PC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.