Form 10-K
period 2014-09-30
IEC ELECTRONICS CORP
filed 2014-11-25
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2014
or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission file number 0-6508
IEC ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3458955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer [ ] Accelerated filer
[ ] Non-accelerated filer [x] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
At March 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $35,032,117 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of November 18, 2014, there were 10,141,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE
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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Additional risks and uncertainties resulting from the restatement of our financial statements included in our Annual Report on Form 10-K/A and in our Quarterly Report on Form 10-Q/A filed on July 3, 2013 could, among others, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, or adverse consequences from the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), (iii) cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements, (iv) cause a default under the Company’s arrangements with Manufacturers and Traders Trust Company (“M&T Bank”) with respect to which, if M&T Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations, (v) result in delisting of the Company’s stock from NYSE MKT (the “Exchange”) if the Company fails to meet any Exchange listing standard or fails to comply with its listing agreement with the Exchange or (vi) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective (despite its remediation of the material weakness identified in 2013). Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this document.

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

Overview

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, “Company”) conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, SCB and Celmet described below in “Organization and Recent Acquisitions” and DRTL described in this “Overview”.

IEC is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

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

We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to add new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued long-term growth. IEC is ISO 9001:2008 certified. Four of our units (IEC and Wire and Cable in Newark, NY; Albuquerque in NM; and SCB in Bell Gardens, CA) are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque and SCB also perform work per NASA-STD-8739 and J-STD-001ES space standards. During Fiscal 2014, our Newark, NY and Albuquerque, NM facilities were awarded the IPC-J-STD-001/IPC-A-610 Qualified Manufacturers Listing. DRTL has been certified as an IPC-approved Validation Services Test Laboratory.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire & cable, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Organization and Recent Acquisitions

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

On December 16, 2009, the Company acquired the stock of General Technology Corporation from Crane International Holdings, Inc. The acquired business employed complementary technologies and served markets similar to IEC’s. In April 2011, the entity’s name was changed to IEC Electronics Corp - Albuquerque (“Albuquerque”). Our Albuquerque operation occupies an important niche in the military and defense markets by supporting its customers in managing their legacy products and programs. Located in Albuquerque, NM, the acquisition broadened IEC’s product mix and further diversified our customer base.

We also conduct business through our subsidiary, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”), located in Newark, New York.

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was originally organized in 1966. Executive offices are located at 105 Norton Street, Newark, New York 14513. Our telephone number is 315-331-7742, and our Internet address is www.iec-electronics.com.

The Electronics Contract Manufacturing Services (“EMS”) Industry

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

IEC’s Strategy

We endeavor to develop long-term manufacturing partnerships with established and emerging OEMs that value high-reliability final assemblies for their aerospace, defense, medical and industrial businesses. In implementing this strategy, we offer our customers a full range of manufacturing solutions, flexible production, high quality, fast turnaround, and sophisticated computer-aided testing. In the early stages of product or program design, we frequently work with customers to evaluate the manufacturability and testability of their products, with the objective of enhancing quality and reducing the overall cost of ownership for our customers.

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

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors include Jabil Circuit Inc., Benchmark Electronics, Inc., Plexus Corp. and Ducommun Incorporated. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

Products and Services

We manufacture a wide range of assemblies that are incorporated into many different products, such as aerospace and defense systems, medical devices, industrial equipment and transportation products. Our products are distributed to and through OEMs. We support multiple divisions and product lines for many of our customers and frequently manufacture successive generations of products. In some cases, we are the sole EMS contract manufacturer for the customer site or division.

Materials Management

We generally procure materials to meet specific contract requirements and are often protected by contract terms that call for reimbursement to us in the event a contract is terminated by the customer. Whether purchased by us or supplied by a customer, materials are tracked and controlled by our internal systems throughout the manufacturing process.

Availability of Components

Our revenues are principally derived from turn-key services that involve the acquisition of raw and component materials, often from a limited number of suppliers, to be manufactured in accordance with each customer’s specifications. While we believe we are well positioned with supplier relationships and procurement expertise, potential shortages of components in the world market could materially adversely affect our revenue levels or operating efficiencies.

Suppliers

Although we depend on a limited number of key suppliers, as a result of strategic relationships we have established with them, the Company frequently benefits from one or more of the following enhancements: reduced lead-times; competitive pricing; favorable payment terms; and preference during periods of limited supply. We have preferred supplier partnership agreements in place to support our business generally and to ensure access to custom commodities such as printed circuit boards.

For the year ended September 30, 2014, IEC obtained 23% of the materials used in production from two vendors, Arrow Electronics, Inc. and Avnet, Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Marketing and Sales

Revenues have declined since fiscal 2012, primarily as a result of fluctuations in customer demand partially offset by new programs and new customers. We utilize a direct sales force as well as a nationwide network of manufacturer’s representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise. For example, we focus on customers that are developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

Typically, the demand profiles associated with these customers are in the low-to-moderate volume range with high variability in required quantities and product mix. These customers’ products often employ emerging technologies that require concentrated engineering and manufacturing support from product development through prototyping and on to volume manufacturing, which can result in significant lead times before full production and are difficult to forecast. As a result of the specialized services required, such customers rarely rely on an outsourcing model that focuses primarily on minimizing costs.

To reduce risk, the Company seeks a balanced distribution of business across industry sectors. As indicated in the table that follows, we maintained a relatively balanced distribution.

	Years Ended
% of Sales by Sector	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	49%	51%
Medical	20%	20%
Industrial	25%	21%
Communications & Other	6%	8%
	100%	100%

Individual customers representing 10% or more of sales included General Electric Company (“GE”) (16%) and Zoll Lifecor Corporation (“Zoll”) (14%) in the 2014 fiscal year, and in fiscal 2013 GE (15%). Two customers represented 10% or more of receivables at September 30, 2014. One customer in the industrial sector and one customer in the medical sector together accounted for 33% of outstanding balances. At September 30, 2013, one customer in the aerospace & defense market sector represented 10% or more of receivables and accounted for 13% of such outstanding balances.

Backlog

Our backlog at the end of fiscal 2014 was 20.8% higher than at the end of fiscal 2013. We closed the year with a backlog of $105.3 million as compared to $87.2 million in fiscal 2013. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $93.4 million of our backlog at September 30, 2014 is expected to be shipped within fiscal 2015, with the remainder expected to ship in future years.

Governmental Regulation

Our operations are subject to certain United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to environmental protection, waste management, and employee health and safety matters. Management believes that our business is operated in substantial compliance with all applicable laws and governmental regulations. While current costs of compliance, including compliance with environmental laws, are not material, our expenses could increase if new laws, regulations or requirements were to be introduced. Some of our medical and other customers are highly regulated. Any failure to comply by them, related to products we produce for them, can delay or disrupt their orders from us.

Employees

Employees are our single greatest resource, and the Company added 43 employees during fiscal 2014. IEC’s total employees numbered 994 at September 30, 2014, all of which are full-time. Some of our full-time employees are temporary. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We make a concerted effort to engage our employees in initiatives that improve our business and their opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to all of our operating locations: Rochester and Syracuse, NY; Albuquerque, NM; and Los Angeles, CA.

Patents and Trademarks

We hold two patents related to counterfeit detection, one of which is not yet published. We employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

Item 1A.	RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD. Our annual and quarterly operating results may fluctuate significantly depending on various factors, many of which are beyond our control. These factors may include, but are not necessarily limited to:

•	adverse changes in general economic conditions

•	natural disasters that may impede our operations, the operation of our customers’ business, or availability of manufacturing inputs from our suppliers

•	the level and timing of customer orders and the accuracy of customer forecasts

•	the capacity utilization of our manufacturing facilities and associated fixed costs

•	price competition

•	market acceptance of our customers’ products

•	business conditions in our customers’ end markets

•	our level of experience in manufacturing a particular product

•	changes in the mix of sales to our customers

•	variations in efficiencies achieved in managing inventories and fixed assets

•	fluctuations in cost and availability of materials

•	timing of expenditures in anticipation of future orders

•	changes in cost and availability of labor and components

•	our effectiveness in managing the high reliability manufacturing process required by our customers

•	failure or external breach of our information technology systems

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

WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHOM MAY NEGATIVELY AFFECT OUR OPERATING RESULTS. A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2014 and 2013, our five largest customers accounted for 50% and 46% of net sales, respectively. During the same two years, our single largest customer accounted for 16% and 15% of net sales, respectively. The percentage of IEC’s sales to its major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

WE PARTICIPATE IN THE ELECTRONICS INDUSTRY, WHICH HISTORICALLY PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES. Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors may include, but may not be limited to:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	increased competition among our customers and their competitors, including downward pressure on pricing

•	the potential that our customers’ products may become obsolete, or the failure of our customers’ products to gain anticipated commercial acceptance

•	periods of significantly decreased demand in our customers’ markets

SINCE A SIGNIFICANT PORTION OF OUR BUSINESS IS DEFENSE-RELATED, REDUCTIONS OR DELAYS IN UNITED STATES DEFENSE SPENDING MAY MATERIALLY ADVERSELY AFFECT IEC’S REVENUES. During fiscal years 2014 and 2013, our sales to customers serving the military and aerospace industries approximated 49% and 51% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND MAY NOT BE RECOVERABLE. Our long term success depends in part upon our ability to support our customers as they bring new products and programs to market, or transfer programs to us. Often these products and programs have technological issues and require, or our customers desire, engineering and other changes and innovations in order to facilitate full-scale production and end-user acceptance. Although some of these programs, particularly in the defense and space industries, once mature, will likely profitably extend over many years and will be difficult to transfer to our competitors, we may have to make significant upfront investments in them that may be recovered only over the longer term. These investments may have a significant impact on our profitability in nearer term periods. Moreover, start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships; and difficulties in estimating required resources and the timing of those resources in advance of production, can adversely affect our operating results. If new programs or customer relationships are terminated or delayed, our operating results may be materially adversely affected, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

SOME OF OUR CUSTOMERS MAY HAVE REGULATORY ISSUES THAT ADVERSELY AFFECT OUR OPERATING RESULTS. Some of our larger customers are in heavily regulated industries, such as health care. If they encounter issues with their regulators related to products we manufacture for them, there may be long delays in resolving those issues or the issues may not be resolved at all, which would adversely affect our operating results.

MOST OF THE CUSTOMERS IN OUR INDUSTRY DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH CAN MAKE IT DIFFICULT FOR US TO SCHEDULE PRODUCTION. Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control. Although we are always seeking new opportunities, we may not be able to replace any deferred, reduced or cancelled orders. Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels. Such cancellations, reductions or delays have occurred and may occur again. The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products in their end markets

•	actions taken by our customers to manage their inventory

•	product design changes by our customers

•	changes in our customers’ manufacturing strategy

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

DIFFICULTIES IN INTEGRATING ACQUIRED OPERATIONS MAY MATERIALLY ADVERSELY AFFECT OPERATING RESULTS. We completed acquisitions of SCB in fiscal 2011 and Albuquerque and Celmet in fiscal 2010, and we may continue to acquire additional businesses in the future. Acquisitions involve risks that may include, but not be limited to:

•	failure to integrate operations

•	loss of key personnel

•	exposure to information technology infrastructure weaknesses of acquired companies

•	failure to integrate information systems

•	failure to establish management, financial and operational controls such as adequate accounts receivable and inventory control processes

•	failure to retain the customer base of acquired businesses

•	failure to achieve initial projections established at acquisition date, including within anticipated time periods

•	diversion of management’s attention from other ongoing business concerns

•	exposure to unanticipated liabilities of acquired companies

•	additional costs and start-up inefficiencies

These and other factors could affect our ability to achieve expected levels of profitability or to realize other anticipated benefits of an acquisition, could require us to recognize an impairment of goodwill and long lived assets, including intangibles, and could have a material adverse effect on our operating results, as we have experienced.

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

OUR TURN-KEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK. Our turn-key manufacturing services described above involve a greater investment in inventory and a corresponding increase in risk as compared to consignment services, for which the customer provides all materials. For example, in our turn-key operations, we must frequently order parts and supplies in minimum lot sizes that may be larger than the quantity of product ultimately needed for our customers. Customers’ cancellation or reduction of orders could result in additional expense to us. If we are not reimbursed for excess inventory ordered to meet customer forecasts, we may accumulate excess inventory and/or incur return charges imposed by suppliers. In addition, component price increases and inventory obsolescence associated with turn-key orders could adversely affect our operating results.

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

PRODUCTS WE MANUFACTURE MAY CONTAIN DEFECTS IN WORKMANSHIP, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND PRODUCT LIABILITY CLAIMS AGAINST US. We manufacture highly complex products to our customers’ specifications, often within tight tolerance ranges, and such products may contain design or manufacturing errors or defects. Despite our quality control and quality assurance efforts, failures may occur. Defects in the products we manufacture, whether caused by customer design, workmanship, component failure or other error, may result in delayed shipments to customers or reduced or cancelled customer orders, adversely affecting our reputation and may result in product liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for costs associated with product failure.

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

DAMAGE TO OUR MANUFACTURING FACILITIES DUE TO FIRE, NATURAL DISASTER, OR OTHER EVENTS COULD HARM OUR FINANCIAL RESULTS. At September 30, 2014, we have four manufacturing and assembly facilities. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

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

IF OUR CUSTOMERS CHOOSE TO PROVIDE MANUFACTURING SERVICES IN-HOUSE OR OVERSEAS, OUR RESULTS OF OPERATIONS COULD SUFFER. Our business has benefited from OEMs deciding to outsource their EMS needs to us. Our future revenue growth depends, in part, on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers, including off-shore procurement opportunities. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other domestic or foreign providers, our financial results and prospects could be materially adversely affected.

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

Although we believe that our operations provide the assembly and testing technologies, equipment and processes that are currently required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive; or we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND OTHER SKILLED EMPLOYEES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees. The competition for these individuals is significant; hence the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us. We only have employment agreements with a few employees, including W. Barry Gilbert, our Chief Executive Officer and Michael T. Williams, our Chief Financial Officer.

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

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, as discussed in greater detail in Item 9A of our Annual Report on Form 10-K/A filed July 3, 2013 with the SEC (“Restated 10-K/A”), the Company identified a material weakness in its Internal Controls resulting in restatement of its consolidated financial statements for fiscal 2012, related quarterly periods, and the first quarter of fiscal 2013. Although we consider this material weakness to have been fully remediated, if our remediation proves ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements, it could have a material adverse effect on our ability to fund our operations.

THE RESTATEMENT OF OUR FINANCIAL STATEMENTS COULD NEGATIVELY IMPACT OUR BUSINESS, REPUTATION AND FINANCIAL CONDITION. As discussed in the Explanatory Note and “Note 2 - Restatement of Consolidated Financial Statements” to the consolidated financial statements accompanying our Restated 10-K/A and in “Note 2 - Restatement of Consolidated Financial Statements” (“Note 2”) to the unaudited interim consolidated financial statements accompanying our Quarterly Report on Form 10-Q/A filed July 3, 2013 (“Restated 10-Q/A”), we restated our consolidated financial statements and our unaudited interim consolidated financial statements to make corrections in those financial statements for the fiscal year ended September 30, 2012, and for the fiscal quarter and year-to-date periods ended December 30, 2011, March 30, 2012, June 29, 2012 and December 28, 2012 (collectively, the “Restated Periods”). The corrections relate to an error made in our accounting for work-in-process inventory at our subsidiary, SCB, as further discussed in Note 2. The restatement may, among other impacts, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs. Although we have completed the restatement, the Company is responding to a formal investigation by the staff of the SEC, had to respond to an amended complaint in a consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages (which has since been dismissed), and could be subject to additional shareholder, governmental, or other actions in connection with the restatement or other matters. Any such proceedings (including the SEC investigation) will, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters, and any such proceedings, could impair our reputation, could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements with those customers, and could make it more difficult to attract and retain qualified individuals to serve on the board of directors or as executive officers. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price and could cause a default under the Company’s arrangements with Manufacturers and Traders Trust Company (“M&T Bank”) with respect to which, if M&T Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations.

RECENT AND FUTURE CHANGES IN SECURITIES LAWS AND REGULATIONS MAY INCREASE COSTS. As a U.S. public company registered with the SEC under the Exchange Act, we incur significant legal, financial, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and listing requirements subsequently adopted by the NYSE MKT in response to the Sarbanes-Oxley Act, have required changes in internal control and disclosure control policies and procedures, and audit committee practices of most public companies. More recently, the Dodd-Frank Act has required and will require changes to our compliance practices and SEC reporting. We anticipate that these requirements may make it more difficult and expensive for us to obtain director and officer liability insurance. These and future developments also may result in the Company having difficulty attracting and retaining qualified individuals to serve on the board of directors or as executive officers, and could increase the difficulty and expense involved in retaining third-party advisers, such as compensation consultants. We expect to incur increased costs associated with the compliance and implementation of procedures under these and future laws, regulations and listing requirements, including additional legal, financial and accounting costs, which could have a material adverse effect on our results of operations.

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

In connection with the restatement of our financial statements described above in “The Restatement Of Our Financial Statements Could Negatively Impact Our Business, Reputation and Financial Condition ” (the “Restatement Risk Factor”), M&T Bank waived the defaults under the Credit Facility caused by (i) our failure to provide financial statements in accordance with generally accepted accounting principles for fiscal 2012, the quarterly periods during fiscal 2012, and the first fiscal quarter of 2013, (ii) our non-compliance with Financial Covenants for the fiscal quarter ended March 29, 2013, and (iii) our failure to timely deliver the financial statements for the fiscal quarter ended March 29, 2013 provided that such financial statements were delivered on or before July 15, 2013. M&T Bank also amended the Financial Covenants for measurement periods starting with the fiscal quarter ending June 28, 2013. In connection with each of our 2013 fiscal year end and 2014 first fiscal quarter end, M&T Bank further waived compliance with, and further amended, certain Financial Covenants as described in “Note 8—Credit Facilities” to the consolidated financial statements accompanying this Annual Report on Form 10-K. If the Company is not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults with respect to other obligations, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by matters described in the Restatement Risk Factor as well as events beyond our control, including prevailing economic, financial and industry conditions.

A FAILURE OF OUR INFORMATION TECHNOLOGY SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. A failure or prolonged interruption in our information technology systems, some of which are aging, or difficulties encountered in upgrading our systems or implementing new systems, that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

SECURITY BREACHES AND OTHER DISRUPTIONS COULD COMPROMISE OUR INFORMATION, HARM CUSTOMER RELATIONSHIPS AND EXPOSE US TO LIABILITY, WHICH WOULD CAUSE OUR BUSINESS AND REPUTATION TO SUFFER. We have access to, create and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our customer relationships, impair our ability to record, process and report accurate information to our stockholders and the SEC, or result in legal claims or proceedings, any of which could adversely affect our business, financial condition, revenues and competitive position.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL. Our common stock is traded on the NYSE MKT. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements concerning us or our key customers or competitors, governmental regulations, litigation and/or regulatory investigations and other proceedings, fluctuations in quarterly operating results, thin trading volume, general conditions in the EMS industry and economy in general, and other Risk Factors set forth above.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We own or lease properties in four locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	M,W,D	47,000	Owned	N/A
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned	N/A
Bell Gardens, California	AO,E,M,W,D	42,000	Leased	September 30, 2018

Our properties are generally in good condition and are suitable for their intended purpose. Wire and Cable’s operations that were previously conducted at the Victor, New York facility were consolidated to the Newark, New York facility during November 2012. The Victor, New York facility’s lease expired in December 2012. During fiscal 2014, we purchased the Rochester, New York property.

Item 3. LEGAL PROCEEDINGS

As discussed in “Note 2—Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K, the Company restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The previously reported amended complaint in the consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages was dismissed in its entirety without right to replead. The Court’s opinion and order granting the motion to dismiss was issued on September 11, 2014, and the judgment dismissing the complaint and closing the case was entered on September 12, 2014.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

IEC’s executive officers at September 30, 2014 were as follows:

	Age
W. Barry Gilbert	68	Chief Executive Officer and Chairman of the Board
Michael T. Williams	47	Vice President, Finance and Chief Financial Officer
Brett E. Mancini	45	Vice President of Business Development and Engineering Services

W. Barry Gilbert, age 68, has served as IEC’s Chief Executive Officer since January 2004, and served as Acting Chief Executive Officer from June 2002 until that time. He has served on the board of directors of IEC since February 1993, and Chairman of the Board since February 2001. He is an adjunct faculty member at the Simon School of Business of the University of Rochester. Mr. Gilbert previously held the position of President of the Thermal Management Group of Bowthorpe Plc. (now known as Spirent Plc.) and was corporate Vice President and President of the Analytical Products Division of Milton Roy Company, a manufacturer of analytical instrumentation. He holds a Masters of Business Administration degree from the Simon School of Business at the University of Rochester.

Michael T. Williams, age 47, has served as IEC’s Vice President, Finance since February 2014 and was appointed as Chief Financial Officer in June 2014. Previously, he was employed by Bausch & Lomb, Inc. from 1995 through October, 2013, and most recently served as Vice President Finance & Controller for its $1.3 billion Global Vision Care Business. From February, 2008 to September, 2012, he served as Controller, Global Surgical Business, Bausch & Lomb, Inc.’s $500 million global medical device business. Prior to that time he served in varying capacities including among others Executive Commercial Director for the U.S. Refractive Business, Director of Finance, U.S. Surgical Business., Controller, U.S. Vision Care Business and Controller, European Logistics Center. After October 2013, Mr. Williams served as a consultant with JC Jones & Associates, LLC, a business and financial consulting firm. Mr. Williams holds a Masters of Business Administration degree from the Simon School of Business at the University of Rochester and is a certified public accountant.

Brett E. Mancini, age 45, joined the Company in 2008. He has served as Vice President of Business Development and Engineering Solutions for the Company since February 2014, having previously served as Director, Customer Management, Vice President, Customer Management and Vice President, Customer Management and Sales. Before joining the Company, he had management positions in the contract manufacturing industry, including between 1995 and 2002 as Strategic Account Manager, Business Unit Manager and Engineering Manager with Solectron Corporation (which was subsequently acquired by Flextronics International Ltd.), and as Account Executive with Plexus Corp. between 2002 and 2008. He holds an Master of Science in Engineering Management from Kansas State University.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

IEC’s common stock trades on the NYSE MKT, LLC (“NYSE MKT”) under the symbol “IEC”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for IEC’s common stock as reported on the NYSE MKT.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2014	$3.97	$4.99
Third 2014	4.25	4.62
Second 2014	3.89	4.71
First 2014	3.67	4.64

Fourth 2013	$3.09	$4.07
Third 2013	2.92	5.90
Second 2013	5.03	7.20
First 2013	6.50	7.35

IEC’s closing price on the NYSE MKT on November 18, 2014, was $5.36 per share.

(b) Holders

As of November 18, 2014, there were approximately 177 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business. Furthermore, certain covenants in IEC’s credit agreement with M&T Bank includes certain restrictions on the Company’s ability to pay cash dividends. The Company does not expect to pay cash dividends on shares of its common stock in the foreseeable future.

(d) Issuance of Unregistered Securities

None

(e) Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2014.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2014	2013	2012	2011	2010
(amounts in thousands, except per share data)			(restated)	(a)	(b)

Net sales	$135,621	$140,946	$144,963	$133,296	$96,674
Gross profit	16,045	17,677	26,306	25,757	16,263
Operating profit/(loss)	342	(13,835)	10,541	10,389	7,687
Income/(loss) before income taxes	(1,471)	(15,052)	10,364	9,816	7,055
Provision/(benefit) for income taxes	621	(5,522)	3,670	3,056	2,400
Net income/(loss)	$(2,092)	$(9,530)	$6,694	$6,760	$4,655

Gross margin as a % of sales	11.8%	12.5%	18.1%	19.3%	16.8%
Operating profit as % of sales	0.3%	(9.8)%	7.3%	7.8%	8.0%

Net income/(loss) per share:
Basic	$(0.21)	$(0.98)	$0.69	$0.71	$0.52
Diluted	(0.21)	(0.98)	0.67	0.68	0.48

Common and common equivalent shares:
Basic	9,827	9,712	9,664	9,461	8,990
Diluted	9,827	9,712	9,969	9,968	9,608

Working capital	$25,881	$31,592	$19,320	$17,292	$17,712
Total assets	85,975	88,935	87,898	85,820	55,682
Long-term debt (excluding current portion)	28,479	34,026	21,104	28,213	15,999
Stockholders’ equity	30,384	31,994	40,796	33,686	25,419

(a) IEC acquired the assets of Southern California Braiding Company, Inc. on December 17, 2010.
(b) IEC acquired General Technology Corporation (now IEC-Albuquerque) on December 16, 2009, and purchased the assets of Celmet Co., Inc. on July 30, 2010.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion & Analysis should be read in conjunction with the accompanying Consolidated Financial Statements (“Financial Statements”), the related Notes and the five-year summary of Selected Financial Data. References to “Notes” in this report are references to the Notes to the Consolidated Financial Statements unless otherwise specified. Forward-looking statements in this Management’s Discussion and Analysis are qualified by the cautionary statement preceding Item 1 of this Form 10-K and the risk factors identified in Item 1A.

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	September 30, 2014	September 30, 2013
(in thousands)
Net sales	$35,687	$39,122

Gross profit	3,786	5,454
Selling and administrative expenses	3,551	3,761
Impairment of goodwill and other intangibles	—	14,217
Restatement and related expenses	(1,302)	625
Interest and financing expense	386	522
Income/(loss) before income taxes	1,151	(13,671)
Provision for/(benefit from) income taxes (a)	1,597	(5,004)
Net income/(loss)	$(446)	$(8,667)

(a) In addition to discussion below, refer to Note 15—Income Taxes.

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	46%	49%
Medical	23%	20%
Industrial	26%	22%
Communications & Other	5%	9%
	100%	100%

Revenue decreased in the fourth quarter of fiscal 2014 by $3.4 million or 8.8% as compared to the fourth quarter of the prior fiscal year. A decrease in the aerospace & defense market sector of $2.5 million and the communications & other market sector of $1.9 million were partially offset by increases in the industrial and medical market sector.

The net decrease in aerospace & defense revenue of $2.5 million was primarily due to decreased customer demand. Decreases of $5.0 million resulted from lower demand for several of our customers, some of which were due to delays in government funding. The winding down of three programs caused lower revenue of $2.4 million and our decision to end a customer relationship decreased revenue an additional $0.9 million. Availability of component parts can cause fluctuations in revenue and impacted two other programs causing a net decrease of $0.2 million in the fourth quarter. Partially offsetting the decreases were increased demand from three existing customers of $2.6 million, new programs with existing customers of $2.5 million and revenue from new customers of $1.0 million.

The net decrease in the communications & other market sector of $1.9 million is primarily due to a lower revenue of $1.5 million from one customer as a result of converting from turnkey manufacturing to a customer furnished materials program. A lost program and fluctuations in demand also caused revenue decreases. A temporary increase in demand from another customer as they transition to a new product partially offset these decreases.

The net increase in the industrial market sector of $0.7 million was primarily due to demand fluctuations. A new program from an existing customer and revenue from a new customer caused an increase of $0.4 million. Increased demand from existing customers of $0.9 million was mostly offset by $0.8 million in decreased demand from another customer.

Revenue for the medical market sector increased $0.3 million primarily due to increased demand at one customer of $2.1 million mostly offset by decreased revenue at another customer of $1.9 million. This customer was awaiting approval by the U.S. Food & Drug Administration (“FDA”) for modifications to its existing programs which caused the programs to be put on hold. The hold has been lifted and the customer’s testing is complete. We began shipping production orders late in the fourth quarter. We anticipate revenue related to these programs to continue to ramp up in the first quarter of fiscal 2015.

Our fourth quarter gross profit decreased $1.8 million to 10.6% of sales from 13.9% of sales in the fourth quarter of the prior fiscal year. Several factors contributed to the decrease including reduced leverage on fixed manufacturing costs caused by lower sales volume, changes in customer mix and higher labor costs. Labor costs in the fourth quarter of fiscal 2014 were higher to enable onboarding of additional labor for our medical market sector. One medical customer’s program ramped in the fourth quarter and another customer’s program is expected to continue to ramp in the first quarter of fiscal 2015 following an FDA hold that has recently been lifted. Separately, at one of our operating locations, we streamlined the manufacturing process, which decreased work in process inventory thereby reducing the capitalization of labor and overhead costs. Overhead was also higher during the fourth quarter due to hiring personnel focused on labor and production efficiencies and improving materials management.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.2 million, and represented 10.0% of sales in the fourth quarter of fiscal 2014, compared to 9.6% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower bad debt expense and intangible amortization.

There were no impairment charges during the fourth quarter of fiscal 2014. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are discussed in Note 6—Intangible Assets and Note 7—Goodwill.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17—Litigation. Restatement and related expenses of $0.4 million in the fourth quarter of fiscal 2014 were more than offset by $1.7 million that was recorded in connection with the Company’s previously-announced resolution of certain directors and officers liability insurance claims. As part of the resolution, the Company (i) received $1.3 million from its primary insurance carrier in partial reimbursement for certain expenses incurred through June 30, 2014 in connection with the formal SEC investigation and consolidated shareholder class action (recently dismissed) and (ii) reached agreement with its primary insurance carrier as to the scope of coverage for certain expenses incurred after June 30, 2014. In connection with the resolution, the Company recorded an additional $0.4 million including a portion of a reimbursement previously received, as well as anticipated reimbursement for certain expenses incurred during the fourth quarter of fiscal 2014. We anticipate continued legal expenses due to the restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, the reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense decreased by $0.1 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances decreased to $32.8 million for the fourth quarter of fiscal 2014 from $35.3 million for the same quarter of the prior fiscal year. Average borrowings in the fourth quarter of fiscal 2014 were lower than the fourth quarter of the prior fiscal year due to lower revolver borrowing partially offset by borrowing under a new term loan in connection with the Celmet building purchase in the first quarter of fiscal 2014. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.7% higher than in the fourth quarter of the prior fiscal year. The net impact of adjusting the swap to fair value decreased interest expense by $0.1 million in the fourth quarter of the current fiscal year compared to the prior fiscal year. Cash paid for interest was approximately $0.4 million for the fourth quarter of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement (the “2013 Credit Agreement”), is provided in Note 8—Credit Facilities.

The provision for income tax in the fourth quarter of fiscal 2014 was $1.6 million compared to a benefit from income tax in the fourth quarter of fiscal 2013 of $5.0 million. This difference is primarily due to an additional valuation allowance in the fourth quarter of fiscal 2014 as well as pre-tax income in the fourth quarter of the the current fiscal year compared to a pre-tax loss in fourth quarter of the prior fiscal year. Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufactures in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, we no longer consider it to be more likely than not that the New York state net operating losses (“NOLs”) and credits will be realized. As such, we recorded a valuation allowance of $1.1 million.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. At the end of fiscal 2014, the carryforwards amounted to approximately $16.3 million. The majority of the carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Fiscal Year Results

A summary of selected income statement amounts for the years ended follows:

	Years Ended
Income Statement Data	September 30, 2014	September 30, 2013
(in thousands)
Net sales	$135,621	$140,946

Gross profit	16,045	17,677
Selling and administrative expenses	14,567	15,453
Impairment of goodwill and other intangibles	—	14,217
Restatement and related expenses	1,136	1,842
Interest and financing expense	1,795	1,170
Other expense/(income)	18	47
Income/(loss) before income taxes	(1,471)	(15,052)
Provision for/(benefit from) income taxes	621	(5,522)
Net income/(loss)	$(2,092)	$(9,530)

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	49%	51%
Medical	20%	20%
Industrial	25%	21%
Communications & Other	6%	8%
	100%	100%

Revenue decreased $5.3 million or 3.8% as compared to the prior fiscal year. Aggregate decreases in the aerospace & defense, communications & other and medical market sectors of $9.9 million were partially offset by an increase of $4.6 million in the industrial market sector.

The net decrease in aerospace & defense revenue was $5.3 million. Decreases in revenue of $14.9 million resulted from lower demand from several of our customers, some of which were due to delays in government funding. Decreases of $4.4 million were due to programs at three of our customers that are being phased out over the next decade. In addition, strategic decisions we made regarding customer relationships caused decreases of $2.8 million and a decrease of $0.4 million was due to a one time order from a new customer in the prior year. These decreases were partially offset by increased volume on existing programs and new long-term programs from existing customers of $14.6 million as well as $2.6 million of revenue from new customers.

Communications & other market sector revenue decreased approximately $4.2 million. This decrease is primarily due to a $3.1 million decrease in revenue from one customer as a result of converting from turnkey manufacturing to a customer furnished materials program. Decreased demand from three other customers resulted in a $1.3 million decrease and loss of two programs caused a decrease of $0.7 million. These decreases were partially offset by a temporary increase in demand of $1.0 million from another customer as they transition to a new product.

Lower demand from one of our medical customers was partially offset by increases from several other customers resulting in a net decrease of $0.5 million. The decreased demand of $9.5 million was due to the customer awaiting FDA approval for modifications to its existing programs which caused the programs to be put on hold. The hold was lifted during the third quarter and the customer’s testing is complete. We began shipping production orders late in the fourth quarter. We anticipate revenue related to these programs to continue to ramp up in the first quarter of fiscal 2015. Offsetting increases of $7.6 million were the result of higher volume from existing programs. Revenue from new programs with existing customers of $0.6 million and revenue from one of our new customers of $0.9 million also partially offset the decrease.

The net increase in the industrial market sector of $4.6 million is primarily due to revenue from new customers as well as fluctuations in demand for existing customers. Three new customers comprised $2.5 million of the increase. Fluctuations in demand resulted in a net increase of $1.9 million as increased demand for several existing programs was partially offset by lower demand for one program.

Gross profit in fiscal 2014 represented 11.8% of sales compared to 12.5% of sales in the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense during the first part of the fiscal year; however, the full impact was not realized due to lower sales volumes as well as unfavorable changes in mix. In addition, during the fourth quarter, labor costs were higher to enable training for programs which began to ramp in the fourth quarter of fiscal 2014 and are expected to continue to ramp in first quarter of fiscal 2015.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.9 million, and represents 10.7% of sales in fiscal 2014, compared to 11.0% of sales in the prior fiscal year. The decrease in S&A expense was primarily due to lower wage related expense. Lower wage expense was the result of cost reductions implemented primarily during the first quarter of fiscal 2014. The implementation of these cost reductions also resulted in decreased travel and consulting expenses.

There were no impairment charges during fiscal 2014. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 6—Intangible Assets and Note 7—Goodwill.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17—Litigation. Restatement and related expenses of $3.2 million in fiscal 2014 were partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses and an additional $1.7 million that was recorded in connection with the Company’s previously-announced resolution of certain directors and officers liability insurance claims. As part of the resolution, the Company (i) received $1.3 million from its primary insurance carrier in partial reimbursement for certain expenses incurred through June 30, 2014 in connection with the formal SEC investigation and consolidated shareholder class action (recently dismissed) and (ii) reached agreement with its primary insurance carrier as to the scope of coverage for certain expenses incurred after June 30, 2014. In connection with the resolution, the Company recorded an additional $0.4 million including a portion of a reimbursement previously received, as well as anticipated reimbursement for certain expenses incurred during the fourth quarter of fiscal 2014. We anticipate continued legal expenses due to the restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, the reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense increased by $0.6 million compared to the prior fiscal year. IEC’s average outstanding debt balances increased to $34.1 million for fiscal 2014 from $31.5 million for the prior fiscal year. Average borrowings in fiscal 2014 were higher than the prior fiscal year due to higher revolver borrowings and a new term loan to purchase the Celmet building. The weighted average interest rate on IEC’s debt for the fiscal year, excluding the impact of the interest rate swap, was 0.6% higher than the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.3 million in fiscal 2014 compared to the prior fiscal year. Cash paid for interest was approximately $1.5 million and $1.2 million for fiscal 2014 and fiscal 2013, respectively. Detailed information regarding our borrowings, including a summary of modifications to the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8—Credit Facilities.

The provision for income taxes was $0.6 million for fiscal 2014 as compared to a benefit from income taxes of $5.5 million for the prior fiscal year. This difference is primarily due to a larger pre-tax loss in the prior year as well as an additional valuation allowance in fiscal 2014. Recent New York state corporate tax reform has resulted in the reduction of the business income base tax rate to 0% for qualified manufactures in New York state. The 0% tax rate becomes effective for IEC beginning in fiscal 2015. As a result of this legislation, we no longer consider it to be more likely than not that the New York state NOLs and credits will be realized. As such, we recorded a valuation allowance of $1.1 million. In addition, state deferred tax assets were decreased by $0.2 million as a result of this legislation. A benefit due to a change in state and local tax strategy as well as additional true-ups resulting from our prior year tax return offset a portion of the increase.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2014 outstanding capital expenditure commitments were $1.2 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2014	September 30, 2013
(in thousands)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	9,102	(4,338)
Investing activities	(4,142)	(5,082)
Financing activities	(5,479)	9,257
Net (decrease) increase in cash and cash equivalents	(519)	(163)
Cash and cash equivalents at end of period	$1,980	$2,499

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $4.1 million in fiscal 2014 and $4.5 million in fiscal 2013.  Although the cash decrease was not significant, our net loss, impacted by an impairment charge in the prior year and deferred tax expense in the current year, decreased by $7.4 million. Our 2013 net loss included an impairment charge of $14.2 million.  Deferred tax expense increased by $6.4 million compared to fiscal 2013.

Working capital provided cash flows of $5.0 million in fiscal 2014 and used cash flows of $8.9 million in fiscal 2013.  The change in working capital in fiscal 2014 was primarily due to a decrease in accounts receivable of $5.5 million and an increase in customer deposits of $1.4 million as well as an increase in accounts payable and accrued expenses. These improvements in working capital were partially offset by an increase in other current assets of $3.0 million and an increase in inventory of $1.3 million.  Accounts receivable decreased primarily due to lower revenue in the fourth quarter of fiscal 2014 compared to the same quarter of fiscal 2013, as well as increased collection efforts during fiscal 2014.  The increase in inventory was primarily due to maintaining inventory levels commensurate with demand. Other current assets increased primarily due to recording a receivable for a partial insurance reimbursement for certain restatement and related expenses as well as for test equipment we are building for a customer. In fiscal 2013, accounts receivable increased primarily due to increased revenue during the last month of fiscal 2013. Inventory levels increased in fiscal 2013 due to additional safety stock at the request of a customer as well as anticipated increased sales in the first quarter of fiscal 2014. The transition from utilization of customer furnished materials to turn-key manufacturing services for a telecom customer during the prior fiscal year also caused a portion of the fiscal 2013 increase.

Investing activities

Cash flows used by investing activities were $4.1 million and $5.1 million for fiscal 2014 and 2013, respectively.  Cash flows used in fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.  Cash used in fiscal 2013 primarily related to purchases of equipment.

Financing activities

Cash flows used in financing activities were $5.5 million for fiscal 2014 and cash flows provided by financing activities were $9.3 million for fiscal 2013.  During fiscal 2014, net repayments under all credit facilities were $5.4 million.  Net repayments of the revolver of $3.8 million and repayments of other term debt of $2.9 million were partially offset by the borrowings in connection with the purchase of the Celmet building of $1.3 million. Repayments of the revolver were possible due to increased cash flow provided by operations and less equipment purchases during fiscal 2014. In fiscal 2013, net cash flows provided by credit facilities of $9.2 million were necessary to fund operations.

Credit Facilities

The Company’s credit facilities, including the 2013 Credit Agreement, are discussed in detail in Note 8—Credit Facilities. At September 30, 2014, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $7.4 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  An amendment to the 2013 Credit Agreement obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified financial covenants and related definitions, are more particularly described in Note 8—Credit Facilities. At September 30, 2014, the Company was in compliance with the Quarterly EBITDARS covenant.

The calculation of financial covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$2,919	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$(446)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	1,597	(5,004)
Depreciation and amortization expense	1,218	1,219
Interest expense	386	522
Non-cash stock compensation	164	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$2,919	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
(in thousands)
Net income/(loss)	$(446)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	1,597	(5,004)
Depreciation and amortization expense	1,218	1,219
Interest expense	386	522
Non-cash stock compensation	164	96
Unfinanced capital expenditures	(512)	(746)
Income taxes paid	(3)	—
Adjusted EBITDA	$2,404	$1,637

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

EBITDARS and Adjusted EBITDA are non-GAAP financial measures.  They should not be considered in isolation or as a measure of the Company’s profitability or liquidity. They are in addition to, and are not a substitute for, financial measures under GAAP.  EBITDARS and Adjusted EBITDA may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.  Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

EBITDARS and Adjusted EBITDA do not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDARS and Adjusted EBITDA are not necessarily indicative of amounts that may be available for discretionary use.  We present EBITDARS and Adjusted EBITDA because certain covenants in our credit facilities are tied to these measures.  We also view EBITDARS and Adjusted EBITDA as useful measures of operating performance given our large net operating loss carryforward and because, as supplemental measures: (i) they are a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing our ability to service and/or incur indebtedness.  We believe that EBITDARS and Adjusted EBITDA, when considered with both our GAAP results and the reconciliation to net income, provide a more complete understanding of our business than could be obtained absent this disclosure.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

IEC’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, as presented in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). In preparing financial statements, management is required to (i) determine the manner in which accounting principles are applied and (ii) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. A discussion of the Company’s critical accounting policies follows.

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

Intangible assets: FASB ASC 805-20 (Business Combinations) requires corporate acquirers to recognize, separately from goodwill, intangible assets that meet either a separability or contractual-legal criterion. Establishing the initial value for such intangible assets typically involves estimating cash flows to be derived from the assets and discounting the cash flows back to the acquisition date. Significant judgment is required in estimating future cash flows, selecting discount rates and determining useful lives over which to amortize the assets. In connection with recent corporate acquisitions, IEC has established intangible assets for customer relationships, a property-tax abatement, and a non-compete agreement. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $2.4 million related to SCB’s customer relationships. The impairment analysis and resulting charge is further discussed in Note 6—Intangible Assets.

Goodwill: Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.   Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired. Quantitative evaluations of goodwill may be avoided if qualitative assessments indicate a greater-than-50 percent likelihood that fair value of the corresponding unit exceeds its carrying value. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $11.8 million related to SCB’s goodwill. The impairment analysis and resulting charge is further discussed in Note 7—Goodwill to the consolidated financial statements included in this Form 10-K.

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

Impairment of long-lived assets: FASB ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and amortizing intangible assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the carrying amount must be reduced to fair value.

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

Income taxes: FASB ASC 740 (Income Taxes) describes the manner in which income taxes are to be provided for in the Company’s financial statements. We are required to recognize (i) the amount of taxes payable or refundable for the current period and (ii) deferred tax assets and liabilities for the future tax consequences of events that have been reported in IEC’s financial statements or tax returns. With respect to uncertain positions that may be taken on a tax return, we recognize related tax benefits only if it is more likely than not that the position will be sustained under examination based on the technical merits of the position. We evaluate whether, based on all available evidence, our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized. The determination of income tax balances for financial statement purposes requires significant judgment, and actual outcomes may vary from the amounts recorded.

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in Note 1—Our Business and Summary of Significant Accounting Policies.

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

At September 30, 2014, the Company had $31.4 million of debt, comprised of $22.0 million with variable interest rates and $9.4 million with fixed interest rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”).  The Company is party to a swap transaction that effectively fixes an additional $11.8 million of debt, which increased the portion of debt with effectively fixed interest rates from $9.4 million to $21.2 million at September 30, 2014. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by a December 2013 amendment to the 2013 Credit Agreement to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The February 2014 amendment to the 2013 Credit Agreement extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates based on Libor currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2014 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the 2013 Credit Agreement and the swap transaction described above.  M&T Bank’s credit rating (reaffirmed A- by Fitch in October 2014) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the 2013 Credit Agreement and the swap transaction.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2014. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
November 25, 2014

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 and 2013
(in thousands, except share and per share data)

	September 30, 2014	September 30, 2013

ASSETS
Current assets:
Cash	$1,980	$2,499
Accounts receivable, net of allowance	22,347	27,945
Inventories, net	23,247	21,904
Deferred income taxes	1,114	1,382
Other current assets	3,597	610
Total current assets	52,285	54,340

Fixed assets, net	17,850	17,946
Intangible assets, net	2,392	2,647
Goodwill	2,005	2,005
Deferred income taxes	11,144	11,652
Other long term assets	299	345

Total assets	$85,975	$88,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,778
Accounts payable	17,732	16,508
Accrued payroll and related expenses	3,203	2,464
Other accrued expenses	1,008	811
Customer deposits	1,553	187
Total current liabilities	26,404	22,748

Long-term debt	28,479	34,026
Other long-term liabilities	708	167
Total liabilities	55,591	56,941

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,146,571 and 11,006,749 shares, respectively Outstanding: 10,126,767 and 9,991,291 shares, respectively	111	110
Additional paid-in capital	44,302	43,802
Retained earnings/(accumulated deficit)	(12,575)	(10,483)
Treasury stock, at cost: 1,019,804 and 1,015,458 shares, respectively	(1,454)	(1,435)
Total stockholders’ equity	30,384	31,994

Total liabilities and stockholders’ equity	$85,975	$88,935

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS AND YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands, except share and per share data)

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)
Net sales	$35,687	$39,122	$135,621	$140,946
Cost of sales	31,901	33,668	119,576	123,269
Gross profit	3,786	5,454	16,045	17,677

Selling and administrative expenses	3,551	3,761	14,567	15,453
Impairment of goodwill and other intangibles	—	14,217	—	14,217
Restatement and related expenses	(1,302)	625	1,136	1,842
Operating profit/(loss)	1,537	(13,149)	342	(13,835)

Interest and financing expense	386	522	1,795	1,170
Other expense/(income)	—	—	18	47
Income/(loss) before income taxes	1,151	(13,671)	(1,471)	(15,052)

Provision for/(benefit from) income taxes	1,597	(5,004)	621	(5,522)
Net income/(loss)	$(446)	$(8,667)	$(2,092)	$(9,530)

Net income/(loss) per common and common equivalent share:
Basic	$(0.05)	$(0.89)	$(0.21)	$(0.98)
Diluted	(0.05)	(0.89)	(0.21)	(0.98)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,853,647	9,739,601	9,827,043	9,711,549
Diluted	9,853,647	9,739,601	9,827,043	9,711,549

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2012, restated	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	—	—	(9,530)	—	(9,530)
Stock-based compensation	—	589	—	—	589
Forfeitures	(1)	1	—	—	—
Directors’ fees paid in stock	—	10	—	—	10
Restricted (non-vested) stock grants	2	(2)	—	—	—
Exercise of stock options	—	60	—	—	60
Shares withheld for payment of taxes upon vesting of restricted stock	—	(29)	—	—	(29)
Employee stock plan purchases	—	98	—	—	98

Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(2,092)	—	(2,092)
Stock-based compensation	—	542	—	—	542
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options		38	—	(19)	19
Shares withheld for payment of taxes upon vesting of restricted stock	—	(79)	—	—	(79)

Balances, September 30, 2014	$111	$44,302	$(12,575)	$(1,454)	$30,384

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands)

	Years Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(2,092)	$(9,530)
Non-cash adjustments:
Stock-based compensation	542	589
Depreciation and amortization	4,846	4,795
Impairment of goodwill and other intangibles	—	14,217
Directors’ fees paid in stock	—	10
(Gain)/loss on sale of fixed assets	2	(8)
Reserve for doubtful accounts	73	105
Deferred tax expense/(benefit)	776	(5,651)
Changes in assets and liabilities:
Accounts receivable	5,525	(4,857)
Inventory	(1,343)	(4,207)
Other current assets	(2,987)	(209)
Other long term assets	15	(264)
Accounts payable	902	811
Accrued expenses	936	(347)
Customer deposits	1,366	41
Other long term liabilities	541	167
Net cash flows from operating activities	9,102	(4,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,465)	(5,103)
Proceeds from disposal of fixed assets	323	21
Net cash flows from investing activities	(4,142)	(5,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	56,016	60,815
Repayments of revolving line of credit	(59,846)	(47,266)
Borrowings under other loan agreements	1,300	24,000
Repayments under other loan agreements	(2,887)	(28,382)
Debt issuance costs	(2)	(39)
Proceeds from exercise of stock options	19	60
Proceeds from employee stock plan purchases	—	98
Shares withheld for payment of taxes upon vesting of restricted stock	(79)	(29)
Net cash flows from financing activities	(5,479)	9,257

Net increase/(decrease) in cash and cash equivalents	(519)	(163)
Cash and cash equivalents, beginning of period	2,499	2,662
Cash and cash equivalents, end of period	$1,980	$2,499

Supplemental cash flow information:
Interest paid	$1,556	$1,176
Income taxes paid	9	367

Non-cash transactions
Fixed assets purchased with extended payment terms	322	—

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•	A technology center that combines dedicated prototype manufacturing with an on-site Materials Analysis Lab, enabling the seamless transition of complex electronics from design to production.

•	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.

•	A laboratory that enables us to assist customers in mitigating the risk of purchasing counterfeit parts through our subsidiary, Dynamic and Testing Laboratories, LLC.

•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	Proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); Dynamic Research and Testing Laboratories, LLC (“DRTL”); and Southern California Braiding, Inc. (“SCB”).  The Celmet unit (“Celmet”) operates as a division of IEC.  All significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. Such reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company’s cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  During the fourth quarter of fiscal 2013, an impairment charge of $2.4 million related to SCB’s customer relationships was recorded.  The impairment analysis and resulting charge are further discussed in Note 6—Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during fiscal 2014 or fiscal 2013.  Refer to Note 6—Intangible Assets for further discussion of the impairment charge recorded in the fourth quarter of fiscal 2013.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  During the fourth quarter of fiscal 2013, an impairment charge of $11.8 million related to SCB’s goodwill was recorded.  The impairment analysis and resulting charge are further discussed in Note 7—Goodwill.

Most of IEC’s recorded goodwill relates to SCB acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies were recorded by IEC during fiscal 2014 or fiscal 2013.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2014 or fiscal 2013.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2014 or fiscal 2013.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013). The ESPP was reinstated effective October 1, 2014.

Restatement and Related Expenses

Restatement and related expenses represents third-party expenses arising from the restatement further discussed in Note 2—Restatement of Consolidated Financial Statements.  These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the restatement as well as other matters arising from the restatement including those more fully described in Note 17—Litigation.

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

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2013.  The federal income tax audit for fiscal 2011 concluded in fiscal 2013 and did not have a material impact on the financial statements.

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

	Three Months Ended		Years Ended
Shares for EPS Calculation	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Weighted average shares outstanding	9,853,647	9,739,601	9,827,043	9,711,549
Incremental shares	—	—	—	—
Diluted shares	9,853,647	9,739,601	9,827,043	9,711,549

Anti-dilutive shares excluded	556,873	521,857	556,873	521,857

As a result of the net loss for the three months and years ended September 30, 2014 and 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

FASB ASU 2014-09, “Revenue from Contracts with Customers,” was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period.  Early adoption is not permitted under U.S. GAAP.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

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

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the years ended September 30, 2014 and 2013:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2014	September 30, 2013
(in thousands)
Allowance, beginning of period	$452	$406
Provision for doubtful accounts	121	105
Write-offs	(48)	(59)
Allowance, end of period	$525	$452

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2014	September 30, 2013
(in thousands)
Raw materials	$16,769	$14,841
Work-in-process	7,906	7,564
Finished goods	757	1,449
Total inventories	25,432	23,854
Reserve for excess/obsolete inventory	(2,185)	(1,950)
Inventories, net	$23,247	$21,904

Note 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	September 30, 2014	September 30, 2013
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	13,499	11,070
Leasehold improvements	1,411	1,411
Machinery and equipment	26,996	25,963
Furniture and fixtures	7,207	6,165
Construction in progress	381	835
Total fixed assets, at cost	51,095	47,045
Accumulated depreciation	(33,245)	(29,099)
Fixed assets, net	$17,850	$17,946

Depreciation expense during the three months ended and years ended September 30, 2014 and 2013 follows:

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)
Depreciation expense	$1,152	$1,103	$4,558	$4,264

Results of the impairment analysis in the fourth quarter of fiscal 2013 related to the SCB reporting unit, more fully described in Note 6—Intangible Assets and Note 7—Goodwill, did not result in a fixed asset impairment as undiscounted cash flows exceeded the carrying value of the assets.

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

For the reasons set forth in Note 7—Goodwill below, the Company recorded an impairment of the customer relationship intangible asset in the fourth quarter of fiscal 2013.  As part of the impairment determination, future cash flows of SCB’s customer relationships existing at acquisition date were projected based on estimates of future revenues, operating income and other factors, such as working capital and capital expenditures.  Factors taken into consideration in arriving at these estimates include historical results since acquisition, industry data and expected challenging market conditions as described more fully in Note 7—Goodwill.  The projections did not include possible future benefits from customer relationships existing at acquisition date that may positively impact other reporting units, including Albuquerque, in the future.  The discount rates used in our discounted cash flow method were based on a weighted average cost of capital determined from relevant market comparisons, adjusted upward for risks specific to the reporting unit.  An estimated attrition rate was calculated based on the reporting unit’s historical revenue.  Based on the results of this test, we recognized an impairment charge of $2.4 million for customer relationships.  An impairment analysis for intangible assets was not necessary prior to the fourth quarter of fiscal 2013 for the same reasons a goodwill impairment charge was not recorded prior to the fourth quarter of fiscal 2013 as described in Note 7—Goodwill.

There has been no further impairment of SCB customer relationships in fiscal 2014.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	September 30, 2014	September 30, 2013
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,556)	(1,301)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,392	$2,647

Amortization expense during the years ended September 30, 2014 and September 30, 2013 follows:

	Three Months Ended		Years Ended
Amortization Expense	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)
Intangible amortization expense	$64	$113	$254	$452

A summary of estimated future amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended September 30,
2015	$254
2016	238
2017	234
2018	234
2019	213
2020 and thereafter	$1,219

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

After acquisition, operating expenses at the SCB reporting unit were at a level that would support anticipated higher revenue volumes.  Although revenue at the reporting unit increased in fiscal 2013 over fiscal 2012, growth was slower than projected at acquisition date.  During the second and third quarters of fiscal 2013, the Company made an effort to increase margins by implementing operational improvements at the reporting unit to reduce costs and improve efficiencies.  Notwithstanding improvements, SCB continued to experience poor operating performance.  As a result, the Company made strategic decisions during the fourth quarter of fiscal 2013 to direct more revenue from existing and new customers in the aerospace & defense market sector to our Albuquerque reporting unit.  This change in strategy was to improve leverage of expenses at Albuquerque while reducing expenses at SCB.  The change in strategy is expected to be limited, managed growth planned for the SCB reporting unit for the foreseeable future, with future additional growth in this market sector planned to occur at our other locations.

As part of the strategic change noted above, the Company has reduced planned operating expenses in order to better align them with current revenue volumes and planned reduced growth at the SCB reporting unit.  Fiscal 2014 measures to improve operating results included planned operational efficiencies, reduction of square footage leased and reduction of personnel, administrative, selling and other discretionary costs.  These changes began to take effect in fiscal 2014; however it will take some time to realize the full impact.  In the fourth quarter of fiscal 2013, forecasts for the SCB reporting unit for fiscal 2014 included lower revenue and operating margin projections based on the Company’s plans to manage the level of operations at this reporting unit while continuing to grow business in the aerospace & defense market sector at other reporting units.

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

There was no further impairment of SCB goodwill during fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	September 30, 2014	September 30, 2013
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Goodwill, net	$2,005	$2,005

Note 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		September 30, 2014		September 30, 2013
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$7,431	4.44%	$11,261	3.19%
Term Loan A	f	2/1/2022	8,148	3.98	9,259	3.98
Term Loan B	v	2/1/2023	11,783	3.41	13,184	2.68
Albuquerque Mortgage Loan	v	2/1/2018	2,733	4.69	3,000	3.44
Celmet Building Term Loan	f	11/7/2018	1,192	4.72	—	—

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			31,387		36,804
Less: current portion			(2,908)		(2,778)
Long-term debt			$28,479		$34,026

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC’s election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. Based on the calculation described above, at September 30, 2014, the Company was able to borrow up to $20.0 million on the Revolver. Average available balances amounted to $11.0 million and $12.8 million during the years ended ended September 30, 2014 and 2013, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $55 thousand and $36 thousand during the years ended ended September 30, 2014 and 2013, respectively. The fee percentage varies based on IEC’s ratio of debt to EBITDARS.

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

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) as described in the tables below. The terms of the 2013 Credit Agreement did not require measurement of financial covenants for the first quarter of fiscal 2013. For the purpose of calculating compliance with the covenants, IEC’s operating lease obligation to M&T Bank for certain equipment sold to the bank on June 27, 2008 and leased back for a period of five years, was treated as debt. During the third quarter of fiscal 2013, the operating lease terminated and the assets were repurchased pursuant to a purchase option in the sale-leaseback arrangement.

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

At September 30, 2014 and June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At September 30, 2013, the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio. The Company obtained waivers from M&T Bank with respect to such noncompliance. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014.

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

Significant modifications made in the 2013 Credit Agreement and subsequent amendments to the financing arrangements previously in effect under the 2010 Credit Agreement and subsequent amendments, include:

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

•
Creation of a new Term Loan B in the original principal amount of $14.0 million, bearing interest at a variable rate equal to 2.50% above Libor in effect from time to time, payable in equal monthly principal payments of $117 thousand each plus accrued interest, with a final maturity date of February 1, 2023. The First 2014 Amendment modified the applicable margin to 3.25% until December 13, 2014. Thereafter, the applicable margin will revert back to the rate range defined in the 2013 Credit Agreement provided that the Company is compliant with all the covenants. If however, the Company is non-compliant with any of the covenants the applicable margin will remain fixed at 3.25% until the Company has become compliant with all the covenants. The Second 2014 Amendment modified the applicable margin to 3.25% until March 27, 2015. Thereafter, the applicable margin will revert back to the rate range defined in the 2013 Credit Agreement provided that the Company is compliant with all the covenants. If however, the

Company is non-compliant with any of the covenants the applicable margin will remain fixed at 3.25% until the Company has become compliant with all the covenants;

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

•
Continuation, unchanged, of existing financial covenants requiring minimum quarterly EBITDARS, a maximum Debt to twelve month EBITDARS ratio, and minimum Fixed Charge Coverage Ratio, all measured at the end of each quarter commencing with the quarter ending in June 2013 (but later modified in the 2013 Amendments and the 2014 Amendments); and

•
Modification of the prohibition against dividends and stock repurchases to permit an aggregate maximum of $3.5 million of such distributions prior to February 1, 2023 absent default at the time of the applicable payment.

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

The 2010 Credit Agreement provided for various debt facilities as detailed below. The revolving credit facility and term loan borrowings under the 2010 Credit Agreement bore interest at Libor plus a margin that varied between 2.25% and 3.75% based on the Company’s Debt to EBITDARS Ratio.

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

Individual debt facilities that were provided under the 2010 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20.0 million was available through December 17, 2013. The Company could borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At IEC’s election, another 35% of eligible inventories would be included in the borrowing base for limited periods of time during which a higher rate of interest would be charged on the Revolver. Borrowings based on inventory balances were further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.

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

Other Credit Facilities

a)
Seller Notes: The May 2008 acquisition of Val-U-Tech Corp., which was renamed IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) in 2009, was financed in part by three promissory notes payable to the sellers totaling $3.8 million. These notes were subordinated to borrowings under the Credit Agreement and were being repaid in quarterly installments of $160 thousand, including interest. Effective October 1, 2011, the interest rate on the notes was reduced from 4.0% to 3.0% without altering any other terms of the borrowings. The seller notes were paid in full during June 2013.

b)
Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

All Facilities

A summary of contractual principal payments under IEC’s borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended Sept 30,
2015	$2,908
2016 (1)	10,339
2017	2,908
2018	4,574
2019	3,283
2020 and thereafter	$7,375
$31,387

(1) Includes Revolver balance of $7.4 million at September 30, 2014

Note 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8—Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% until March 27, 2015.  When the swap fixed rate is added to the Term Loan B Spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented an asset of $0.2 million and $0.3 million at September 30, 2014 and 2013, respectively, and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the periods ended September 30, 2014 and 2013 within interest expense.

The fair value of the interest rate swap of $0.2 million and $0.3 million is recorded in other long term assets in the Consolidated Balance Sheet at September 30, 2014 and 2013, respectively.

Note 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of the Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At September 30, 2014, the Swap Transaction was an asset of $0.2 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  The fair value and carrying value of Term Loan A at September 30, 2014 were $6.9 million and $8.1 million, respectively.  The fair value and carrying value of Celmet Building Term Loan at September 30, 2014 was $1.0 million and $1.2 million, respectively. The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2014 as it is variable rate debt.  The fair value and carrying value of Term Loan A at September 30, 2013 were $7.6 million and $9.3 million, respectively.  The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2013 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2014	September 30, 2013
(in thousands)
Reserve, beginning of period	$219	$388
Provision	296	13
Warranty costs	(264)	(182)
Reserve, end of period	$251	$219

Note 12—DEFERRED GRANTS

The Company received grants for certain facility improvements and equipment from state and local agencies in which the Company operates.  These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects.  Deferred grants of $0.7 million and $0.2 million were recorded during the years ended September 30, 2014 and 2013, respectively.

One of the Company’s grants is a loan to grant agreement.  The Company has signed a promissory note, which will be forgiven if certain employment targets are obtained at specified future dates.  If the employment targets are not obtained, the Company is obligated to repay the loan with interest.  As the Company intends to comply with these agreements, the Company has recorded the funds received as a deferred amount within other long-term liabilities on the balance sheet.

The Company received a government grant for the purchase of equipment upgrades to accommodate existing and anticipated business growth. Required employment targets for this grant have been met as of September 30, 2014.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations.  One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants are amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.

Grant amortization expense during the three months ended and years ended September 30, 2014 and 2013 follows:

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)
Grant amortization expense	$144	$17	$158	$17

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

Stock-based awards granted through December 2011, were made under the 2001 Plan.  Awards granted after December 2011 were made under the 2010 Plan and future awards will be made under the 2010 Plan.

Stock compensation expense recorded under the plans totaled $0.5 million and $0.6 million for the years ended September 30, 2014 and September 30, 2013, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2014 and 2013 follows:

	Years Ended
Valuation of Options	September 30, 2014	September 30, 2013

Assumptions for Black-Scholes:
Risk-free interest rate	1.32%	0.55%
Expected term in years	4.1	4.0
Volatility	48%	49%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	50,500	50,000
Weighted average fair value per share	$1.62	$2.65
Fair value of options granted (000s)	$82	$133

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2014		September 30, 2013
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	246,383	$4.38	280,789	$3.82
Granted	50,500	4.12	50,000	6.91
Exercised	(23,237)	1.53	(30,150)	2.00
Shares withheld for payment of taxes upon exercise of stock option	(4,346)	1.72	—	—
Forfeited	(29,350)	5.73	(45,756)	5.52
Expired	(5,950)	5.11	(8,500)	2.01
Outstanding, end of period	234,000	$4.48	246,383	$4.38

For options expected to vest
Number expected to vest	212,455	$4.47	234,967	$4.29
Weighted average remaining term, in years	3.2		3.5
Intrinsic value (000s)		$173		$168

For exercisable options
Number exercisable	121,650	$3.64	108,033	$2.36
Weighted average remaining term, in years	1.7		1.8
Intrinsic value (000s)		$161		$168

For non-exercisable options
Expense not yet recognized (000s)		$145		$194
Weighted average years to be recognized	2.6		2.5

For options exercised
Intrinsic value (000s)		$69		$131

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Years Ended
	September 30, 2014		September 30, 2013
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	138,350	$2.51	157,150	$2.42
Granted	50,500	1.62	50,000	2.65
Vested	(47,150)	2.51	(23,044)	2.26
Forfeited	(29,350)	2.35	(45,756)	2.51
Non-vested, end of period	112,350	$2.15	138,350	$2.51

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

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2014		September 30, 2013
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	275,474	$5.96	339,939	$5.69
Granted	225,703	4.14	90,708	6.82
Vested	(88,586)	5.71	(58,372)	5.45
Shares withheld for payment of taxes upon vesting of restricted stock	(18,615)	4.28	(4,441)	4.70
Forfeited	(71,103)	5.88	(92,360)	6.15
Outstanding, end of period	322,873	$4.97	275,474	$5.96

For non-vested shares
Expense not yet recognized (000s)		$862		$811
Weighted average remaining years for vesting		2.7		2.8

For shares vested
Aggregate fair value on vesting dates (000s)		$454		$388

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  The ESPP was reinstated effective October 1, 2014. There were no employee contributions or compensation expense recognized under the ESPP during the year ended September 30, 2014. Employee contributions to the plan, net of withdrawals were $49 thousand for the year ended September 30, 2013. Compensation expense recognized under the ESPP was $5 thousand for the year ended September 30, 2013.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay, and has not paid, any meeting fees in stock during the period since May 21, 2013.  During the fiscal year ended September 30, 2013, prior to the restatement board members were granted 1,480 shares of common stock, as payment of such meeting fees, in addition to cash payments. The Company recognized stock-based compensation expense related to Board members meeting fees of $10 thousand during the fiscal year ended September 30, 2013.

Note 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  During 2014, for one location, the Company contributed 25% of the first 6% contributed by employees. During the fourth quarter of fiscal 2014, the Company also contributed 25% of the first 6% contributed by all employees at other locations. Contributions during the year ended September 30, 2014 totaled $82 thousand. During 2013, for one location, the Company contributed 25% of the first 6% contributed by employees. Company contributions totaled $35 thousand at this location during the year ended September 30, 2013. There were no other Company contributions made in 2013.

Note 15—INCOME TAXES

Provision for/(benefit from) income taxes during the years ended September 30, 2014 and 2013 follows:

	Years Ended
Income Tax Provision	September 30, 2014	September 30, 2013
(in thousands)
Current tax:
State	$(111)	$209
Federal	(44)	(80)

Deferred tax:
State	1,279	(557)
Federal	(503)	(5,094)
Provision for/(benefit from) income taxes	$621	$(5,522)

Differences between the federal statutory rate and IEC’s effective tax rates for 2014 and 2013 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2014	September 30, 2013

Federal statutory rate	(34.0)%	(34.0)%

Increase in valuation allowance	74.6%	—%
Decrease in state deferred tax rate	12.3%	—%
State income taxes, net of federal benefit	(7.6)%	(2.3)%
Decrease/(increase) in tax credits	(5.3)%	(1.3)%
IRS audit and other federal refunds	(2.3)%	0.6%
Other	4.5%	0.3%

Income tax provision/(benefit) as percent of pretax income	42.2%	(36.7)%

The following table displays deferred tax assets by category:

	Years Ended
Deferred Income Taxes	September 30, 2014	September 30, 2013
(in thousands)
Deferred tax assets:
Net operating loss carryforward	$5,925	$5,913
Alternative minimum tax credit carryforward	949	870
Depreciation and fixed assets	1,099	250
Amortization and impairment of intangibles	3,178	3,610
New York State investment tax & other credits	1,186	1,186
Inventories	796	737
Other	679	923
Total before allowance	13,812	13,489
Valuation allowance	(1,554)	(455)
Deferred tax assets, net	12,258	13,034

Net deferred income taxes (current and deferred)	$12,258	$13,034

IEC has federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $16.3 million at September 30, 2014, expiring mainly in years 2021 through 2025, with a small portion expiring in 2034.

At September 30, 2014, the Company also has state NOLs of $27.7 million, expiring mainly in years 2021 through 2025 and $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2028.  The credits cannot be utilized until the New York NOL is exhausted. Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufactures in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, it is more likely than not that the New York state NOLs and credits will not be realized. The Company increased the valuation allowance during fiscal 2014 to fully offset all state NOLs and state tax credits. If the NOLs or credits expire unused, the related deferred tax asset and offsetting valuation allowance will be reduced.

Note 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Years Ended
% of Sales by Sector	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	46%	49%	49%	51%
Medical	23%	20%	20%	20%
Industrial	26%	22%	25%	21%
Communications & Other	5%	9%	6%	8%
	100%	100%	100%	100%

Two individual customers represented 10% or more of sales for the year ended September 30, 2014. One customer in the Industrial sector represented 16% of sales and one customer in the Medical sector represented 14% of sales. In the prior fiscal year, one customer in the Industrial sector represented 15% of sales. Two individual customers represented 10% or more of receivables and accounted for 33% of outstanding balances at September 30, 2014. At September 30, 2013 one individual customer represented 10% or more of receivables and accounted for 13% of such outstanding balances.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

Note 17—LITIGATION

As discussed in Note 2—Restatement of Consolidated Financial Statements above, the Company restated its financial statements. In connection with the restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the restatement and other matters. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The previously reported amended complaint in the consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages was dismissed in its entirety without right to replead. The Court’s opinion and order granting the motion to dismiss was issued on September 11, 2014, and the judgment dismissing the complaint and closing the case was entered on September 12, 2014.

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

A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ended September 30,
2015	$333
2016	328
2017	287
2018	276
2019	5

Rent expense during the three months ended and years ended September 30, 2014 and September 30, 2013 follows:

	Three Months Ended		Years Ended
Rent Expense	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)
Rent expense	$118	$161	$457	$1,107

Purchase Commitments

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

Note 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Key financial data for quarterly periods in fiscal years ended September 30, 2014 and 2013 as restated, is presented in the table below. For further information regarding the restatement, see Note 2 - Restatement of Consolidated Financial Statements.

It should be noted that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2014	$35,687	$3,786	$(446)	$(0.05)	$(0.05)
Third 2014	32,992	3,880	22	—	—
Second 2014	34,805	4,770	(569)	(0.06)	(0.06)
First 2014	32,138	3,610	(1,099)	(0.11)	(0.11)

Fourth 2013	$39,122	$5,454	$(8,667)	$(0.89)	$(0.89)
Third 2013	35,154	5,159	382	0.04	0.04
Second 2013	33,681	2,899	(1,144)	(0.12)	(0.12)
First 2013, restated	32,989	4,165	(101)	(0.01)	(0.01)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

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

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2014, of our internal control over financial reporting, based on the framework entitled “Internal Controls - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that as of September 30, 2014, our internal control over financial reporting was effective.

During fiscal 2013, management identified a material weakness in our internal control over financial reporting related to an error in accounting for work-in-process inventory at SCB, as discussed in greater detail in Item 9A of our Annual Report on Form 10-K/A for the year ended September 30, 2012 (“2012 Form 10-K/A”).  To address this material weakness, we implemented certain remedial measures, as described in our 2012 Form 10-K/A.  We consider this material weakness to be fully remediated as management has concluded, through testing, that the applicable controls have operated effectively for a sufficient period of time.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

During the fiscal year ended September 30, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 19, 2014, the Compensation Committee of the Board of Directors of the Company approved compensation arrangements for fiscal 2015 for the Company’s executive officers including W. Barry Gilbert, the Chief Executive Officer (“CEO”), Michael T. Williams, the Chief Financial Officer and Vice President, Finance (“CFO”), and Brett E. Mancini, Vice President, Business Development and Engineering Solutions (“VP”). The arrangements for the CEO were approved by the independent directors on November 20, 2014. The compensation arrangements include salary adjustments for the CFO and VP. The CEO, CFO and VP will participate in the Company’s Management Incentive Plan for 2015, with the potential at target for the CEO to earn an award of 65% of salary, and the CFO and VP to earn an award of 45% of salary, in each case based upon Company sales and net income before taxes and incentives in fiscal 2015. The executives may earn varying awards at minimum levels if thresholds are met, capped at maximum levels, all based upon Company performance. The compensation arrangements also include participation by the CEO, CFO and VP in the Company’s Long Term Incentive Plan (“LTIP”). Under the LTIP restricted stock awards can be earned based upon achievement of Company sales goals in fiscal 2015. At target, the CEO can earn restricted stock valued at 65% of salary, and the CFO and VP can earn restricted stock valued at 45% of salary, with the potential to earn varying amounts of restricted stock at minimum and maximum levels, all based upon Company sales performance. The foregoing summary of the compensation arrangements does not purport to be complete and is qualified in its entirety by reference to the more detailed description that is filed with this Form 10-K as Exhibit 10.52, which is incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in IEC’s definitive proxy statement issued in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated in this Form 10-K by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this Form 10-K.
Item 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled “Compensation of Named Executive Officers and Directors” and “Election of Directors - Corporate Governance and Board Matters - Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set out below, the information required by this item is presented under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

The table that follows sets forth information concerning IEC’s equity compensation plans as of September 30, 2014. Under the 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011, the following types of equity awards were made: stock options; restricted stock; share-based compensation for outside directors; and other stock-based awards. Although no further awards may be made under the 2001 Plan, shares may continue to be issued under it in order to satisfy awards made prior to the 2001 Plan’s expiration.

Under the 2010 Omnibus Incentive Compensation Plan (“2010 Plan”), which was approved by IEC’s stockholders in January 2011, the following types of awards may be made: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards. All awards made since January 1, 2012 have been made under the 2010 Plan.

In addition to the above-named plans, IEC administers an employee stock purchase plan, which was approved by IEC’s stockholders in February 2012, operation of which was suspended between May 21, 2013 and September 30, 2014.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans:
Approved by shareholders	234,000	(1)	$4.48	1,545,393
Not approved by shareholders	—		—	—
Total	234,000		$4.48	1,545,393

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

The number of unoptioned shares at the beginning and end of fiscal 2014, available for granting of options under the 2010 Plan, was 1,816,220 and 1,545,393 respectively. There were no changes in the exercise price of outstanding options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors and Corporate Governance and Board Matters” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2015” contained in the Proxy Statement and is incorporated in this Form 10-K by reference thereto.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data” of Part II of this Form 10-K. No financial statement schedules are required to be filed by Item 8 of Part II of this Form 10-K.

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

IEC Electronics Corp.
(Registrant)

November 25, 2014	By:	/s/ W. Barry Gilbert
W. Barry Gilbert
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, W. Barry Gilbert and Michael T. Williams, and each of them, as his/her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him/her, and in his/her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. Barry Gilbert	Chief Executive Officer and
---------------------------------------	Chairman of the Board	November 25, 2014
W. Barry Gilbert	(Principal executive officer and Director)

/s/ Michael T. Williams	Chief Financial Officer	November 25, 2014
---------------------------------------	(Principal financial and accounting officer)
Michael T. Williams

/s/ Eben S. Moulton	Director	November 25, 2014
---------------------------------------
Eben S. Moulton

/s/ James C. Rowe	Director	November 25, 2014
---------------------------------------
James C. Rowe

/s/ Florence D. Hudson	Director	November 25, 2014
---------------------------------------
Florence D. Hudson

/s/ Jerold L. Zimmerman	Director	November 25, 2014
---------------------------------------
Jerold L. Zimmerman

/s/ Edward W. Kay, Jr.	Director	November 25, 2014
---------------------------------------
Edward W. Kay, Jr.

/s/ John Carlton Johnson	Director	November 25, 2014
---------------------------------------
John Carlton Johnson

IEC ELECTRONICS CORP.
Form 10-K for Year Ended September 30, 2014
INDEX TO EXHIBITS

Exhibit No.	Title
2.1
Stock Purchase Agreement, dated December 16, 2009, by and among IEC Electronics Corp, Crane International Holdings, Inc. and General Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 23, 2009)

2.2
Asset Purchase Agreement dated December 17, 2010 by and among CSCB, Inc., Southern California Braiding Co., Inc., Leo P. McIntyre, Trustee of the Exemption Trust Created Under The McIntyre Family Trust dated October 4, 1993 as Amended and Restated in its Entirety dated July 12, 2005, Leo P. McIntyre, Trustee of the McIntyre Survivor’s Trust, Restatement dated June 13, 2006, Created under the McIntyre Family Trust dated October 4, 1993, Leo P. McIntyre and Craig Pfefferman, and executed by IEC Electronics Corp. solely as guarantor of certain obligations thereunder (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 23, 2010)

2.4	Agreement and Plan of Merger of IEC Electronics into DFT Holdings Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.1	Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.2	Amended and Restated By-Laws of the Company as of October 1, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2010)
3.4
Certificate of Merger of IEC Electronics Corp. into DFT Holdings Corp. - New York. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.5
Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. - Delaware (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.6	Certificate of Merger of IEC Acquisition Corp. into IEC Electronics Corp. (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
3.7
Certificate of Amendment of Certificate of Incorporation of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on Feb. 26, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998)

3.8
Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on June 3, 1998 (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

3.9
Certificate of Amendment to Certificate of Designations of the Series A Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on August 1, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed August 1, 2014)

3.10
Certificate of Designations of the Series A Junior Participating Preferred Stock of IEC Electronics Corp. filed with the Secretary of State of the State of Delaware on July 31, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed August 1, 2014)

4.1	Specimen of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)
4.2
Tax Benefit Preservation Plan Rights Agreement, dated as of July 31, 2014, by and between IEC Electronics Corp. and Registrar and Transfer Company, which includes the Form of Certificate of Designation as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Form of Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2014)

10.1
Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.2
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

10.3
Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010)

10.4
Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2010)

10.5
Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)

10.6
Fourth Amended and Restated Credit Facility Agreement, dated January 18, 2013, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.7
ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.8
Schedule to ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.9
Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2012)

10.10
First Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.11
Second Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013)

10.12
Third Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of November 8, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2013)

10.13
Fourth Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of December 13, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.14
Fifth Amendment to Fourth Amended and Restated Credit Facility Agreement, dated February 4, 2014, by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2014)

10.15*
Form of Indemnity Agreement between IEC Electronics Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.16*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.17*
Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.18*
Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.19*
Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.20*
IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.21*
Form of Incentive Stock Option Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.22*
Form of Employee Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.23*
Form of Director Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.24*	Employee Stock Purchase Plan, effective October 1, 2011 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)

10.25*	Employee Stock Purchase Plan Amendment 1, effective May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2014)
10.26*
Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert, effective April 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2009)

10.27*
First Amendment, dated September 17, 2010 and effective October 1, 2010, to the Employment Agreement, dated April 24, 2009 between IEC Electronics Corp. and W. Barry Gilbert (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2010)

10.28*
Amended Salary Arrangement with Chief Executive Officer, effective November 1, 2011 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.29*
Amended and Restated Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert dated December 16, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.30*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.31*
Supplemental Salary Continuation and Non-Competition Agreement and Release of Claims, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.32*
Restricted Stock Award Agreement Amendment 1, dated February 25, 2013, between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2013)

10.33*
Salary Continuation and Non-Competition Agreement dated and effective as of October 1, 2010 between IEC Electronics Corp. and Donald S. Doody (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.34*
Resignation From Employment and Consulting Agreement, dated January 9, 2014, between IEC Electronics Corp. and Donald S. Doody (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2014)

10.35*
Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.36*
May 25, 2012 Letter amending Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero and Company CPAs, P.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.37*
Letter terminating chief financial officer services, effective as of June 1, 2014, with Insero & Company, CPAs, P.C. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2014)

10.38*	February 11, 2014 letter agreement between IEC Electronics Corp. and Michael T. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2014)
10.39*
Employment Agreement, dated as of February 11, 2014, between IEC Electronics Corp. and Michael T. Williams (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 11, 2014)

10.40*
Salary Continuation and Non-Competition Agreement between IEC Electronics Corp. and Brett E. Mancini, effective January 29, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014)

10.41*	Summary of Compensation Arrangements with Brett E. Mancini (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014)
10.42*
IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.43*	IEC Electronics Corp. Management Deferred Compensation Plan, effective January 1, 2009 as amended November 5, 2014
10.44*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.45*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.46*	Summary of 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.47*	Summary of 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.48*	Summary of Modifications to Compensation for Independent Directors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.49*	Salary Arrangements with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.50*	Summary of Management Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.51*	Summary of Long Term Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.52*	Compensation Arrangements with Executive Officers for Fiscal 2015
16.1	Letter from EFP Rotenberg LLP dated September 10, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 11, 2014)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following items from this Annual Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.