Form 10-K/A
period 2014-09-30
IEC ELECTRONICS CORP
filed 2015-05-11
CIK 49728

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
Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer [ ] Accelerated filer
[ ] Non-accelerated filer [x] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
At March 28, 2014, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2014, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $35,032,117 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of May 6, 2015, there were 10,180,308 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement filed with the Securities and Exchange Commission on December 16, 2014 in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

References in this Annual Report on Form 10-K/A to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.

Background of the 2014 Restatements

This Form 10-K/A restates the Company's previously issued consolidated financial statements for the fiscal year ended September 30, 2014 ("FY 2014"), the ("Original 2014 10-K") and the fiscal quarters ended December 27, 2013 ("Q1-2014"), March 28, 2014 (“Q2-2014”) and June 27, 2014 (“Q3-2014”), (collectively, the "Fiscal 2014 Restated Periods").

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2015, management concluded and the Audit Committee of the Board of Directors of the Company concurred that the previously issued consolidated financial statements covering the Company’s FY 2014, Q2-2014 and Q3-2014 require restatement. These financial statements contained an error in the valuation allowance on deferred income tax assets. The Company should have recorded a full valuation allowance for its deferred tax assets. As such, income tax expense was understated and deferred income tax assets were overstated during Q2-2014 by approximately $14.0 million. Income tax expense was overstated and deferred income tax assets were understated by $3.0 thousand and $1.8 million in Q3-2014 and September 30, 2014 ("Q4-2014"), respectively. For FY 2014 income tax expense was understated and deferred income tax assets were overstated by approximately $12.3 million.

As further disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 7, 2015, management concluded and the Audit Committee of the Board of Directors of the Company concurred that the previously issued consolidated financial statements covering FY 2014, Q1-2014, Q2-2014 and Q3-2014, require restatement for an additional error. These financial statements contained an error in the estimation of the excess and obsolete inventory reserve at the Company's Albuquerque, NM and Bell Gardens, CA operating locations resulting in an understatement of cost of goods sold and overstatement of inventory. Cost of goods sold was understated by approximately $0.2 million, $0.1 million, $0.1 million and $0.3 million in Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. Inventory was overstated by approximately $0.2 million, $0.4 million, $0.4 million and $0.7 million as of the end of Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. For FY 2014 cost of goods sold was understated and inventory was overstated by approximately $0.7 million.

In addition, the Company has determined that the above-described accounting errors were not detected in a timely manner due to material weaknesses in internal control over financial reporting. The material weaknesses, and the Company’s process for remediation thereof, are further described in Part II – Item 9A – Controls and Procedures of this Form 10-K/A.

Implementation of the 2014 Restatements

The restatement of the FY 2014 financial statements (the "2014 Restatements") has been implemented as follows. This Form 10-K/A restates all Fiscal 2014 Restated Periods presented herein, as applicable, to reflect the adjustments applicable to each of those periods. The annual adjustments made as a result of the 2014 Restatements are more fully described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A. Such adjustments include the Company’s restated consolidated balance sheet as of September 30, 2014 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for FY 2014, and are reflected in the information derived therefrom contained in this Form 10-K/A. This Form 10-K/A also includes the impact of such adjustments on the unaudited quarterly financial information for each of the Fiscal 2014 Restated Periods in Note 20—Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements included herein.

The Company will not file amendments to its Quarterly Reports on Form 10-Q for Q1-2014, Q2-2014 or Q3-2014. Accordingly, the Company cautions investors that certain information contained in the Quarterly Reports on Form 10-Q previously filed for those interim periods, specifically the consolidated financial statements contained in those reports and the information derived therefrom, should no longer be relied upon.

In addition, the Company’s Quarterly Reports on Form 10-Q during its 2015 fiscal year will restate the comparable prior year quarterly information.

Items Amended

This Form 10-K/A amends the Original 10-K Filing to reflect the 2014 Restatements described above. The following items, and no others, have been amended as a result of the restatement:

The Cover Page
"Safe Harbor" Cautionary Statement
Part I, Item 1A, Risk Factors;
Part II, Item 6, Selected Financial Data;
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8, Financial Statements and Supplementary Data;
Part II Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part II, Item 9A, Controls and Procedures; and
Part IV, Item 15, Exhibits and Financial Statement Schedules.

Part II, Items 6, 7 and 8 and Part IV, Item 15 include not only information for the full FY 2014 but also for the interim quarterly periods of that year impacted by the restatement, and also include reconciliations of previously filed annual and quarterly financial information to the restated financial information.

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-K/A. The certifications are filed as Exhibits 31.1, 31.2 and 32.1.

The Company engaged Crowe Horwath LLP (“Crowe Horwath”) to serve as the Company’s independent accounting firm for the Company’s fiscal year ended September 30, 2015. EFP Rotenberg, LLP ("EFPR") served as the Company's independent registered public accounting firm for FY 2014 and for the fiscal year ended September 30, 2013. EFPR disagrees with the Company's conclusion that a full valuation allowance on deferred tax assets is required as of the second quarter of fiscal 2014. EFPR has declined to take a position regarding the excess and obsolete inventory reserve restatement. The Company has engaged Crowe Horwath to audit its FY 2014 financial statements. This Form 10-K/A includes EFPR's audit report on the fiscal year ended September 30, 2013 and Crowe Horwath's audit report for FY 2014.

Except as required to reflect the effects of the restatement for the items set forth above and disclosure of certain events subsequent to the Original 2014 10-K filing in Note 21—Subsequent Event, the financial statements and other disclosures in this Form 10-K/A do not reflect any events that have occurred since the Original 2014 10-K was filed on November 25, 2014 (or, in the case of the quarterly information reflected in this Form 10-K/A, as of the filing date of the applicable original Quarterly Report on Form 10-Q).

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 (“Form 10-K/A”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: additional information that may arise as a result of the 2014 Restatements; our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this 10-K/A and other filings with the SEC.

All forward-looking statements included in this Form-10-K/A are made only as of the date of this Form 10-K/A. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we incorporate by reference into this Form-10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

THE RESTATEMENT OF OUR FINANCIAL STATEMENTS COULD NEGATIVELY IMPACT OUR BUSINESS, REPUTATION AND FINANCIAL CONDITION. As discussed in the Explanatory Note as well as “Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve” in this Annual Report on Form 10-K/A, we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and our unaudited interim consolidated financial statements included in our Quarterly Reports on

Form 10-Q for the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 (the “2014 Restatements”). The 2014 Restatements relate to an error made in the valuation allowance on deferred income tax assets and an error made in the estimation of excess and obsolete inventory reserves at two operating locations, as further discussed in Note 3. The 2014 Restatements may, among other impacts, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs. Although we have completed the 2014 Restatements, we continue to be subject to a formal investigation by the SEC staff in connection with the prior restatement discussed in Note 2—Prior Restatement of SCB Work-In-Process Inventory to the consolidated financial statements in this Annual Report on Form 10-K/A (the "Prior Restatement" and, together with the 2014 Restatements, the “Restatements”). We could be subject to additional shareholder, governmental, or other actions in connection with the Restatements or other matters, and the 2014 Restatements could result in the delisting of our stock from the NYSE MKT if the NYSE MKT does not concur that we have regained compliance with the NYSE MKT listing standards or our listing agreement with the NYSE MKT. Any such proceedings will, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal, accounting, insurance and other costs. In addition, the Restatements and related matters could impair our reputation, could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause a default under our contractual arrangements with those customers, and could make it more difficult to attract and retain qualified individuals to serve on the board of directors or as executive officers. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price and could cause a default under the Company’s arrangements with Manufacturers and Traders Trust Company (“M&T Bank”) with respect to which, if M&T Bank chooses to exercise its remedies, the Company may not be able to obtain replacement financing or continue its operations.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER OUR FINANCIAL REPORTING, THE REPUTATIONAL EFFECTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. As discussed in greater detail in Item 9A of our Annual Report on Form 10-K/A filed July 3, 2013 with the SEC, we identified a material weakness in our Internal Controls resulting in restatement of its consolidated financial statements for fiscal 2012, related quarterly periods, and the first quarter of fiscal 2013. We consider this material weakness to have been fully remediated. As discussed in greater detail in Item 9A of this Annual Report on Form 10-K/A, we have identified two material weaknesses in our Internal Controls resulting in the 2014 Restatements. If our remediation of such reported material weaknesses is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We have been and may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements, it could have a material adverse effect on our ability to fund our operations.

OUR COMMON STOCK COULD BE DELISTED FROM THE NYSE MKT. On February 10, 2015, we received a deficiency notice from the NYSE MKT notifying us that we are not in compliance with Sections 134 and 1101 of the NYSE MKT’s Company Guide as a result of our failure to file our quarterly report on Form 10-Q for the quarter ended December 26, 2014 by the requisite deadline of the SEC. In addition, the NYSE MKT asserted that our failure to timely file the Quarterly Report is a material violation of our listing agreement with the NYSE MKT. We were unable to file the 10-Q with the SEC due to the 2014 Restatements. On February 10, 2015, we were notified by NYSE MKT that we were required to submit our plan to regain compliance with the continued listing standards by May 11, 2015. We submitted such plan on February 24, 2015. If we are not in compliance with the continued listing standards of the Company Guide by May 11, 2015, or if the Company is not making progress consistent with the plan, then we may be subject to delisting procedures.

If we are delisted from the NYSE MKT, our stockholders may face material adverse consequences, including, but not limited to, a decrease in the price of our common stock, a lack of trading market for our common stock, reduced liquidity, decreased analyst coverage of our securities, and an inability to obtain additional financing to fund our operations. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business. There can be no assurance that our common stock will remain listed on the NYSE MKT.

IF OUR COMMON STOCK WERE DELISTED FROM THE NYSE MKT, WE WOULD NO LONGER BE SUBJECT TO THE NYSE MKT RULES, INCLUDING RULES LIMITING THE NUMBER OF SHARES WE MAY ISSUE WITHOUT SHAREHOLDER APPROVAL AND CERTAIN COPRORATE GOVERNANCE STANDARDS. Our ability to issue common stock currently is limited by the NYSE MKT’s shareholder approval requirements. For example, the NYSE MKT requires that we obtain shareholder approval before issuing 20% or more of our common stock in an acquisition. We also must generally seek shareholder approval before issuing 20% or more of our common stock in a financing transaction, unless the transaction satisfies certain pricing requirements or is considered a “public offering” by the NYSE MKT staff. If our common stock is delisted from the NYSE MKT, we would no longer be subject to such shareholder approval requirements, and we could issue shares in excess of 20% of our outstanding shares in acquisitions or financing transactions without shareholder approval. Any such issuance would dilute the ownership of our current stockholders. In addition, following a delisting of our common stock, we would no longer be subject to the NYSE MKT rules requiring us to meet certain corporate governance standards, which could decrease investor interest in our common stock.

THE AGREEMENTS GOVERNING OUR DEBT CONTAIN VARIOUS COVENANTS THAT MAY CONSTRAIN THE OPERATION OF OUR BUSINESS, AND OUR FAILURE TO COMPLY WITH THESE COVENANTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION. The agreements and instruments governing our secured bank credit facility with M&T Bank (“Credit Facility”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of minimum earnings before interest, taxes, depreciation, amortization, rent payments and stock compensation expense (“EBITDARS”), limits on the ratio of debt to EBITDARS, and maintenance of a fixed charge coverage ratio (collectively, “Financial Covenants”). The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to:

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

In connection with the Prior Restatement and the 2014 Restatements described above in “The Restatement Of Our Financial Statements Could Negatively Impact Our Business, Reputation and Financial Condition ” (the “Restatement Risk Factor”), M&T Bank has waived the defaults under the Credit Facility caused by (i) our failure to provide financial statements in accordance with generally accepted accounting principles, (ii) our non-compliance with Financial Covenants, and (iii) our failure to timely deliver financial statements as further described in Note 9—Credit Facilities to the consolidated financial statements in this Annual Report on Form 10-K/A. M&T Bank also amended the Financial Covenants for measurement periods starting with the fiscal quarter ending June 28, 2013. In connection with each of our 2013 fiscal year end and 2014 first fiscal quarter end, M&T Bank further waived compliance with, and further amended, certain Financial Covenants as described in “Note 9—Credit Facilities”. These waivers and amendments have increased our borrowing costs through covenant waiver fees, other related fees and increased interest rates. To the extent we are required to seek additional waivers and/or amendments, we may continue to experience increased borrowing costs. If the Company is not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults with respect to other obligations, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by matters described in the Restatement Risk Factor as well as events beyond our control, including prevailing economic, financial and industry conditions.

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

The EMS industry is affected by the United States and global economies, both of which are influenced by world events. An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts or delaying orders. The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results. Recent periods in which EMS sales were adversely affected included 2008-2010 when reduced availability of capital to fund existing and emerging technologies forced some firms to contract or to seek strategic alliances and Department of Defense spending reductions resulting from sequestration and a partial government shut-down during 2013.

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

While we believe that our customers’ programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs. An impasse in federal budget decision-making could lead to substantial delays or reductions in federal spending. For example, as a result of inability of the U.S. Government to reach agreement on budget reduction measures required by the Budget Control Act of 2011, sequestration triggered very substantial automatic spending reductions beginning in January 2013, divided between defense and domestic spending over a nine-year period. As a result, U.S. Government funding for certain of our customers has been and could continue to be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so this could have a material adverse effect on our business, results of operations and cash flows.

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

Item 3. LEGAL PROCEEDINGS

As discussed in “Note 2—Prior Restatement of SCB Work-In-Process Inventory” to the consolidated financial statements included in this Form 10-K/A, the Company restated its financial statements, ( the "Prior Restatement"). In connection with the Prior Restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the Prior Restatement and other matters. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The previously reported amended complaint in the consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages was dismissed in its entirety without right to replead. The Court’s opinion and order granting the motion to dismiss was issued on September 11, 2014, and the judgment dismissing the complaint and closing the case was entered on September 12, 2014.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K/A, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

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

Brett E. Mancini, age 45, joined the Company in 2008. He has served as Vice President of Business Development and Engineering Solutions for the Company since February 2014, having previously served as Director, Customer Management, Vice President, Customer Management and Vice President, Customer Management and Sales. Before joining the Company, he had management positions in the contract manufacturing industry, including between 1995 and 2002 as Strategic Account Manager, Business Unit Manager and Engineering Manager with Solectron Corporation (which was subsequently acquired by Flextronics International Ltd.), and as Account Executive with Plexus Corp. between 2002 and 2008. He holds a Master of Science in Engineering Management from Kansas State University.

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

(d) Issuance of Unregistered Securities

None

(e) Repurchases of IEC Securities

The Company did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2014.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2014	2013	2012	2011	2010
(amounts in thousands, except per share data)
	(restated)		(restated)	(a)	(b)

Net sales	$135,621	$140,946	$144,963	$133,296	$96,674
Gross profit	15,324	17,677	26,306	25,757	16,263
Operating profit/(loss)	(379)	(13,835)	10,541	10,389	7,687
Income/(loss) before income taxes	(2,192)	(15,052)	10,364	9,816	7,055
Provision/(benefit) for income taxes	12,879	(5,522)	3,670	3,056	2,400
Net income/(loss)	$(15,071)	$(9,530)	$6,694	$6,760	$4,655

Gross margin as a % of sales	11.3%	12.5%	18.1%	19.3%	16.8%
Operating profit as % of sales	(0.3)%	(9.8)%	7.3%	7.8%	8.0%

Net income/(loss) per share:
Basic	$(1.53)	$(0.98)	$0.69	$0.71	$0.52
Diluted	(1.53)	(0.98)	0.67	0.68	0.48

Common and common equivalent shares:
Basic	9,827	9,712	9,664	9,461	8,990
Diluted	9,827	9,712	9,969	9,968	9,608

Working capital	$24,046	$31,592	$19,320	$17,292	$17,712
Total assets	72,996	88,935	87,898	85,820	55,682
Long-term debt (excluding current portion)	28,479	34,026	21,104	28,213	15,999
Stockholders’ equity	17,405	31,994	40,796	33,686	25,419

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q/A, both filed with the SEC on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB (the "Prior Restatement").  The

Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013.

2014 Restatements

As discussed further in this Management’s Discussion and Analysis and in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, we restated our previously issued consolidated financial statements for fiscal year ended September 30, 2014 (“FY 2014”) and the unaudited interim financial statements for the fiscal quarters ended March 28, 2014 (“Q2-2014”) and June 27, 2014 (“Q3-2014”) due to an error in the valuation allowance on deferred income tax assets resulting in an understatement of income tax expense and a corresponding overstatement of deferred income tax assets during Q2-2014 of approximately $14.0 million. Income tax expense was overstated and deferred income tax assets were understated by $3.0 thousand and $1.8 million in Q3-2014 and Q4-2014, respectively. In FY 2014, income tax expense was understated and deferred income tax assets were overstated by approximately $12.3 million.

In addition, we restated our previously issued consolidated financial statements for FY 2014, and the unaudited interim financial statements for Q3-2014, Q2-2014 and the fiscal quarter ended December 27, 2013 (“Q1-2014”) due to an error in the estimation of the excess and obsolete inventory reserve at two operating locations, which resulted in an understatement of cost of goods sold and overstatement of inventory. Cost of goods sold was understated by approximately $0.2 million, $0.1 million, $0.1 million and $0.3 million in Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. Inventory was overstated by approximately $0.2 million, $0.4 million, $0.4 million and $0.7 million as of the end of Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. For FY 2014, cost of goods sold was understated and inventory was overstated by approximately $0.7 million. We refer to the restatements related to the deferred tax asset valuation allowance and excess and obsolete inventory reserve as the 2014 Restatements.

This Management’s Discussion and Analysis reflects the 2014 Restatements and also includes Management’s Discussion and Analysis for Q1, Q2, Q3 and Q4-2014 as updated to reflect the 2014 Restatements. Although they have been updated herein to reflect the 2014 Restatements, the disclosures relevant to each period continue to speak as of the dates of their original filing.

Three Months Ended September 30, 2014 and 2013 (Fourth Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Net sales	$35,687	$39,122

Gross profit	3,508	5,454
Selling and administrative expenses	3,551	3,761
Impairment of goodwill and other intangibles	—	14,217
Restatement and related expenses	(1,302)	625
Interest and financing expense	386	522
Other expense/(income)	—	—
Income/(loss) before income taxes	873	(13,671)
Provision for/(benefit from) income taxes	(161)	(5,004)
Net income/(loss)	$1,034	$(8,667)

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	46%	49%
Medical	23%	20%
Industrial	26%	22%
Communications & Other	5%	9%
	100%	100%

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

The net decrease in the communications & other market sector of $1.9 million is primarily due to a lower revenue of $1.5 million from one customer as a result of converting from turn-key manufacturing to a customer furnished materials program. A lost program and fluctuations in demand also caused revenue decreases. A temporary increase in demand from another customer as they transition to a new product partially offset these decreases.

The net increase in the industrial market sector of $0.7 million was primarily due to demand fluctuations. A new program from an existing customer and revenue from a new customer caused an increase of $0.4 million. Increased demand from existing customers of $0.9 million was mostly offset by $0.8 million in decreased demand from another customer.

Revenue for the medical market sector increased $0.3 million primarily due to increased demand at one customer of $2.1 million mostly offset by decreased revenue at another customer of $1.9 million. Lower revenue at this customer is due to the customer awaiting approval by the U.S. Food & Drug Administration (“FDA”) for modifications to its existing programs which caused the programs to be put on hold. The hold has been lifted and the customer’s testing is complete. We began shipping production orders late in the fourth quarter. We anticipate revenue related to these programs to continue to ramp up in the first quarter of fiscal 2015.

Our fourth quarter gross profit decreased $1.9 million to 9.8% of sales from 13.9% of sales in the fourth quarter of the prior fiscal year. Several factors contributed to the decrease including reduced leverage on fixed manufacturing costs caused by lower sales volume, increased excess and obsolete inventory expense, changes in customer mix and higher labor costs. Labor costs in the fourth quarter of fiscal 2014 were higher to enable onboarding of additional labor for our medical market sector. One medical customer’s program ramped in the fourth quarter and another customer’s program is expected to continue to ramp in the first quarter of fiscal 2015 following an FDA hold that has recently been lifted. Separately, at one of our operating locations, we streamlined the manufacturing process, which decreased work in process inventory thereby reducing the capitalization of labor and overhead costs. Overhead was also higher during the fourth quarter due to hiring personnel focused on labor and production efficiencies and improving materials management. The increase in excess and obsolete inventory reserves was due to aging of inventory and a more rapid decline in some of our military customers' programs than expected.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.2 million, and represented 10.0% of sales in the fourth quarter of fiscal 2014, compared to 9.6% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower bad debt expense and intangible amortization.

There were no impairment charges during the fourth quarter of fiscal 2014. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation. Restatement and related expenses of $0.4 million in the fourth quarter of fiscal 2014 were more than offset by $1.7 million that was recorded in connection with the Company’s previously-announced resolution of certain directors and officers liability insurance claims. As part of the resolution, the Company (i) received $1.3 million from its primary insurance carrier in partial reimbursement for certain expenses incurred through June 30, 2014 in connection with the formal SEC investigation and consolidated shareholder class action (recently dismissed) and (ii) reached agreement with its primary insurance carrier as to the scope of coverage for certain expenses incurred after June 30, 2014. In connection with the resolution, the Company recorded an additional $0.4 million including a portion of a reimbursement previously received, as well as anticipated reimbursement for certain expenses incurred during the fourth quarter of fiscal 2014. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, the reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

Interest expense decreased by $0.1 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances decreased to $32.8 million for the fourth quarter of fiscal 2014 from $35.3 million for the same quarter of the prior fiscal year. Average borrowings in the fourth quarter of fiscal 2014 were lower than the fourth quarter of the prior fiscal year due to lower revolver borrowing partially offset by borrowing under a new term loan in connection with the Celmet building purchase in the first quarter of fiscal 2014. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.7% higher than in the fourth quarter of the prior fiscal year. The net impact of adjusting the swap to fair value decreased interest expense by $0.1 million in the fourth quarter of the current fiscal year compared to the prior fiscal year. Cash paid for interest was approximately $0.4 million for the fourth quarter of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement (the “2013 Credit Agreement”), is provided in Note 9—Credit Facilities.

The benefit for income tax in the fourth quarter of fiscal 2014 was $0.2 million compared to a benefit from income tax in the fourth quarter of fiscal 2013 of $5.0 million. The benefit in fourth quarter of fiscal 2014 resulted from adjusting the current tax provision for fiscal 2014. As discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company recorded a full valuation allowance on deferred tax assets in the second quarter of fiscal 2014. Due to the Company's net operating loss (“NOL”) carryforwards, a provision for pre-tax income was not recorded in the fourth quarter of fiscal 2014. Also as discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company restated its excess and obsolete inventory reserve and valuation allowance on deferred tax assets. The increase in the excess and obsolete inventory reserve resulted in an increased deferred tax asset; however the valuation allowance fully reserved for this asset.

Although we have recorded a full valuation allowance for all deferred tax assets, including NOL carryforwards, should we have taxable income in the future these deferred tax assets, including NOLs would remain available to offset our taxable income. At the end of fiscal 2014, the Federal NOLs amounted to approximately $16.3 million. The majority of the carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Full Year Ended September 30, 2014 and 2013

A summary of selected income statement amounts for the years ended follows:

	Years Ended
Income Statement Data	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Net sales	$135,621	$140,946

Gross profit	15,324	17,677
Selling and administrative expenses	14,567	15,453
Impairment of goodwill and other intangibles	—	14,217
Restatement and related expenses	1,136	1,842
Interest and financing expense	1,795	1,170
Other expense/(income)	18	47
Income/(loss) before income taxes	(2,192)	(15,052)
Provision for/(benefit from) income taxes	12,879	(5,522)
Net income/(loss)	$(15,071)	$(9,530)

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2014	September 30, 2013

Aerospace & Defense (previously Military & Aerospace)	49%	51%
Medical	20%	20%
Industrial	25%	21%
Communications & Other	6%	8%
	100%	100%

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

Gross profit in fiscal 2014 represented 11.3% of sales compared to 12.5% of sales in the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense during the first part of the fiscal year; however, the full impact was not realized due to lower sales volumes as well as unfavorable changes in mix. In addition, during the fourth quarter, labor costs were higher to enable training for programs which began to ramp in the fourth quarter of fiscal 2014 and are expected to continue to ramp in first quarter of fiscal 2015.

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

There were no impairment charges during fiscal 2014. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation. Restatement and related expenses of $3.2 million in fiscal 2014 were partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses and an additional $1.7 million that was recorded in connection with the Company’s previously-announced resolution of certain directors and officers liability insurance claims. As part of the resolution, the Company (i) received $1.3 million from its primary insurance carrier in partial reimbursement for certain expenses incurred through June 30, 2014 in connection with the formal SEC investigation and consolidated shareholder class action (recently dismissed) and (ii) reached agreement with its primary insurance carrier as to the scope of coverage for certain expenses incurred after June 30, 2014. In connection with the resolution, the Company recorded an additional $0.4 million including a portion of a reimbursement previously received, as well as anticipated reimbursement for certain expenses incurred during the fourth quarter of fiscal 2014. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, the reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

Interest expense increased by $0.6 million compared to the prior fiscal year. IEC’s average outstanding debt balances increased to $34.1 million for fiscal 2014 from $31.5 million for the prior fiscal year. Average borrowings in fiscal 2014 were higher than the prior fiscal year due to higher revolver borrowings and a new term loan to purchase the Celmet building. The weighted average interest rate on IEC’s debt for the fiscal year, excluding the impact of the interest rate swap, was 0.6% higher than the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.3 million in fiscal 2014 compared to the prior fiscal year. Cash paid for interest was approximately $1.5 million and $1.2 million for fiscal 2014 and fiscal 2013, respectively. Detailed information regarding our borrowings, including a summary of modifications to the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

The provision for income taxes was $12.9 million for fiscal 2014 as compared to a benefit from income taxes of $5.5 million for the prior fiscal year. The $12.9 million provision in fiscal 2014 is primarily the result of recording a full valuation allowance on all deferred tax assets beginning in the second quarter of fiscal 2014 as further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Liquidity and Capital Resources (Full Year Ended September 30, 2014 and 2013)

Capital Resources

As of September 30, 2014 outstanding capital expenditure commitments were $1.2 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	9,102	(4,338)
Investing activities	(4,142)	(5,082)
Financing activities	(5,479)	9,257
Net (decrease) increase in cash and cash equivalents	(519)	(163)
Cash and cash equivalents at end of period	$1,980	$2,499

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $3.4 million in fiscal 2014 and $4.5 million in fiscal 2013.  Although the cash decrease was not significant, our net loss, impacted by an impairment charge in the prior year and deferred tax expense in the current year, increased by $5.5 million. Our 2013 net loss included an impairment charge of $14.2 million.  Deferred tax expense increased by $18.7 million compared to fiscal 2013 due to recording a full valuation allowance on deferred tax assets as a result of the 2014 Restatements.

Working capital provided cash flows of $5.7 million in fiscal 2014 and used cash flows of $8.9 million in fiscal 2013.  The change in working capital in fiscal 2014 was primarily due to a decrease in accounts receivable of $5.5 million and an increase in customer deposits of $1.4 million as well as an increase in accounts payable and accrued expenses. These improvements in working capital were partially offset by an increase in other current assets of $3.0 million and an increase in inventory of $0.6 million.  Accounts receivable decreased primarily due to lower revenue in the fourth quarter of fiscal 2014 compared to the same quarter of fiscal 2013, as well as increased collection efforts during fiscal 2014.  The increase in inventory was primarily due to maintaining inventory levels commensurate with demand. Other current assets increased primarily due to recording a receivable for a partial insurance reimbursement for certain restatement and related expenses as well as for test equipment we are building for a customer. In fiscal 2013, accounts receivable increased primarily due to increased revenue during the last month of fiscal 2013. Inventory levels increased in fiscal 2013 due to additional safety stock at the request of a customer as well as anticipated increased sales in the first quarter of fiscal 2014. The transition from utilization of customer furnished materials to turn-key manufacturing services for a telecom customer during the prior fiscal year also caused a portion of the fiscal 2013 increase.

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

Credit Facilities

The Company’s credit facilities, including the 2013 Credit Agreement, are discussed in detail in Note 9—Credit Facilities. At September 30, 2014, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $7.4 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  An amendment to the 2013 Credit Agreement obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified financial covenants and related definitions, are more particularly described in Note 9—Credit Facilities. At September 30, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. As a result of the 2014 Restatements described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

The calculation of financial covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$2,641	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$1,034	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(161)	(5,004)
Depreciation and amortization expense	1,218	1,219
Interest expense	386	522
Non-cash stock compensation	164	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$2,641	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$1,034	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(161)	(5,004)
Depreciation and amortization expense	1,218	1,219
Interest expense	386	522
Non-cash stock compensation	164	96
Unfinanced capital expenditures	(512)	(746)
Income taxes paid	(3)	—
Adjusted EBITDA	$2,126	$1,637

(a)
Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the Prior Restatement (all of which were added back in the third quarter of fiscal 2013). There were no restatement related expenses added back to net income for the periods presented in the reconciliation tables above.

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

Three Months Ended June 27, 2014 and June 28, 2013 (Third Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 27, 2014	June 28, 2013
(in thousands)	(restated)
Net sales	$32,992	$35,154

Gross profit	3,795	5,159
Selling and administrative expenses	3,195	3,446
Impairment of goodwill and other intangibles	—	—
Restatement and related expenses	102	1,106
Interest and financing expense	558	10
Other expense/(income)	—	(9)
Income/(loss) before income taxes	(60)	606
Provision for/(benefit from) income taxes	—	224
Net income/(loss)	$(60)	$382

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 27, 2014	June 28, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	47%
Medical	22%	21%
Industrial	22%	21%
Communications & Other	6%	11%
	100%	100%

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
Our third quarter gross profit decreased $1.4 million to 11.5% of sales from 14.7% of sales in the third quarter of the prior fiscal year. The primary reason for the decrease was reduced leveraged on fixed manufacturing costs caused by lower sales volume. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense. Lower sales volumes as well as unfavorable changes in mix in the third quarter of this fiscal year resulted in lower gross profit compared to the third quarter of the prior fiscal year.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.3 million, and represented 9.7% of sales in the third quarter of fiscal 2014, compared to 9.8% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower bad debt expense and consulting fees.

There were no impairment charges during the third quarter of fiscal 2014 or the third quarter of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses of $0.1 million in the third quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation, partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses. We anticipate elevated levels of legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

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

Interest expense increased by $0.5 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances increased to $33.4 million for the third quarter of fiscal 2014 from $31.7 million for the same quarter of the prior fiscal year. Average borrowings in the third quarter of fiscal 2014 were higher than the third quarter of the prior fiscal year due to the higher revolver borrowing and borrowing in connection with the Celmet building purchase. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.8% higher than in the third quarter of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.4 million in the third quarter of the current fiscal year compared to the prior fiscal year. Cash paid for interest was approximately $0.4 million for the third quarter of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

There was no provision for income tax in the third quarter of fiscal 2014 compared to a provision of $0.2 million in the third quarter of the prior fiscal year. The Company recorded a full valuation allowance on deferred tax assets in the second quarter of fiscal 2014, as further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve. Due to the Company's NOL carryforwards, a provision for pre-tax income was not recorded in the third quarter of fiscal 2014.

Although we have recorded a full valuation allowance for all deferred tax assets, including NOL carryforwards, these NOLs remain available to the Company to offset taxable income and reduce tax payments. At the end of fiscal 2013, the carryforwards amounted to approximately $16.2 million and $26.1 million for federal and New York State, respectively.  The carryforwards expire in varying amounts between 2021 and 2025 unless utilized prior to these dates.

Nine Months Ended June 27, 2014 and June 28, 2013

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 27, 2014	June 28, 2013
(in thousands)	(restated)
Net sales	$99,934	$101,824

Gross profit	11,816	12,223
Selling and administrative expenses	10,938	11,803
Impairment of goodwill and other intangibles	—	—
Restatement and related expenses	2,516	1,106
Interest and financing expense	1,410	648
Other expense/(income)	18	47
Income/(loss) before income taxes	(3,066)	(1,381)
Provision for/(benefit from) income taxes	13,039	(518)
Net income/(loss)	$(16,105)	$(863)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 27, 2014	June 28, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	51%
Medical	19%	19%
Industrial	25%	21%
Communications & Other	6%	9%
	100%	100%

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

Gross profit in the first nine months of fiscal 2014 represents 11.8% of sales compared to 12.0% of sales in the same period of the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense; however, the full impact was not realized due to lower sales volumes as well as unfavorable changes in mix.

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

There were no impairment charges during the first nine months of fiscal 2014 or the first nine months of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses of $2.5 million in the first nine months of fiscal 2014 represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation, partially offset by a $0.4 million portion of an initial insurance reimbursement for certain of those expenses. We anticipate elevated levels of legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

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

Interest expense increased by $0.7 million compared to the first nine months of the prior fiscal year. IEC’s average outstanding debt balances increased to $34.7 million for the first nine months of fiscal 2014 from $30.2 million for the same period of the prior fiscal year. Average borrowings in the first nine months of fiscal 2014 were higher than the same period of the prior fiscal year due to higher revolver borrowings and a new building loan. The weighted average interest rate on IEC's debt for the first nine months of the fiscal year, excluding the impact of the interest rate swap, was 0.6% higher than the same period of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.4 million in the first nine months of fiscal 2014 compared to the same period of the prior fiscal year. Cash paid for interest was approximately $1.2 million in the first nine months of fiscal 2014 and fiscal 2013. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

The provision for income taxes was $13.0 million for the first nine months of fiscal 2014 as compared to a benefit from income taxes of $0.5 million for the same period of the prior fiscal year. The $13.0 million provision in fiscal 2014 is primarily the result of recording a full valuation allowance on all deferred tax assets beginning in the second quarter of fiscal 2014 as further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Liquidity and Capital Resources (Nine Months Ended June 27, 2014 and June 28, 2013)

Capital Resources

As of June 27, 2014 outstanding capital expenditure commitments were $0.1 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	June 27, 2014	June 28, 2013
(in thousands)	(restated)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	4,045	(1,063)
Investing activities	(3,483)	(4,357)
Financing activities	(2,382)	5,861
Net (decrease) increase in cash and cash equivalents	(1,820)	441
Cash and cash equivalents at end of period	$679	$3,103

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $1.2 million for the first nine months of fiscal 2014.  Cash flow provided by operations, before considering changes in working capital, in the first nine months of fiscal 2013 was $2.4 million.  The decrease was primarily driven by a larger net loss of $15.2 million due to an increase in deferred tax expense of $13.9 million due to a change in the deferred tax asset valuation.  Working capital provided cash flows of $2.9 million in the first nine months of fiscal 2014 and used cash flows of $3.5 million in the first nine months of fiscal 2013.  The change in working capital in the first nine months of fiscal 2014 was due to a decrease in accounts receivable of $4.5 million and a decrease in inventories of $1.2 million offset by an increase in other current assets of $1.5 million and a decrease in accounts payable of $2.6 million.  Accounts receivable decreased primarily due to lower revenue in the third quarter of this fiscal year compared to the fourth quarter of the prior fiscal year as well as increased collection efforts during the first nine months of fiscal 2014.  The decrease in inventory was primarily due to maintaining inventory levels commensurate with demand as well as converting a customer from turnkey to a customer furnished materials program and an increase in the excess and obsolescence reserve. Other current assets increased due primarily to test equipment we are building for a customer and recording a receivable for a portion of an initial insurance reimbursement for certain restatement and related expenses. The accounts payable decrease was primarily due to reduced revenue causing lower purchases as well as timing of purchases and payments.

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

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  As a result of the 2014 Restatements described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default. The Second 2014 Amendment, obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified Financial Covenants and related definitions, are more particularly described in Note 9—Credit Facilities. At June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	June 27, 2014	September 30, 2013	June 27, 2014	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$1,797	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

 A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	June 27, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$(60)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	—	(5,004)
Depreciation and amortization expense	1,208	1,219
Interest expense	558	522
Non-cash stock compensation	91	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$1,797	$2,354

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	June 27, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$(60)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	—	(5,004)
Depreciation and amortization expense	1,208	1,219
Interest expense	558	522
Non-cash stock compensation	91	96
Unfinanced capital expenditures	(369)	(746)
Income taxes paid	—	—
Adjusted EBITDA	$1,428	$1,637
(a) Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the Prior Restatement (all of which were added back in the third quarter of fiscal 2013). There were no restatement related expenses added back to net income for the periods presented in the reconciliation tables above.
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

Three Months Ended March 28, 2014 and March 29, 2013 (Second Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 28, 2014	March 29, 2013
(in thousands)	(restated)
Net sales	$34,805	$33,681

Gross profit	4,644	2,899
Selling and administrative expenses	3,952	4,311
Restatement and related expenses	1,258	—
Interest and financing expense	492	359
Other expense/(income)	(1)	56
Income/(loss) before income taxes	(1,057)	(1,827)
Provision for/(benefit from) income taxes	13,657	(683)
Net income/(loss)	$(14,714)	$(1,144)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 28, 2014	March 29, 2013

Aerospace & Defense (previously Military & Aerospace)	47%	50%
Medical	15%	18%
Industrial	30%	24%
Communications & Other	8%	8%
	100%	100%

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

Our second fiscal quarter gross profit increased $1.7 million to 13.3% of sales from 8.6% of sales in the second quarter of the prior fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 decreased our labor and overhead expense. Sales volume and favorable changes in product mix at some locations also contributed to increased gross profit.

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

There were no impairment charges during the second quarter of fiscal 2014 or the second quarter of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses of $1.3 million in the second quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation. We anticipate elevated levels of legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

Interest expense increased by $0.1 million compared to the same quarter of the prior fiscal year. IEC’s average outstanding debt balances increased to $34.2 million for the second quarter of fiscal 2014 from $30.1 million for the same quarter of the prior fiscal year. Average borrowings in the second quarter of fiscal 2014 were higher than the second quarter of the prior fiscal year due to the higher revolver borrowing and borrowing in connection with the Celmet building purchase. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.9% higher than in the second quarter of the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense slightly in the second quarter of the current and prior fiscal years. Cash paid for interest in the second quarter of fiscal 2014 was approximately $0.4 million compared to $0.2 million in the second quarter of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

The provision for income taxes was $13.7 million for the second quarter of fiscal 2014 as compared to a benefit of $0.7 million for the second quarter of the prior fiscal year. The Company recorded a full valuation allowance on deferred tax assets in the second quarter of fiscal 2014, as further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve. Due to the Company's NOL net operating loss (“NOL”) carryforwards, a provision for pre-tax income was not recorded in the third quarter of fiscal 2014.

Although we have recorded a full valuation allowance for all deferred tax assets, including NOL carryforwards, these NOLs remain available to the Company to offset taxable income and reduce tax payments. At the end of fiscal 2013, the carryforwards amounted to approximately $16.2 million and $26.1 million for federal and New York State, respectively.  The carryforwards expire in varying amounts between 2021 and 2025 unless utilized prior to these dates.

Six Months Ended March 28, 2014 and March 29, 2013

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 28, 2014	March 29, 2013
(in thousands)	(restated)
Net sales	$66,942	$66,671

Gross profit	8,022	7,065
Selling and administrative expenses	7,744	8,357
Impairment of goodwill and other intangibles	—	—
Restatement and related expenses	2,414	—
Interest and financing expense	852	638
Other expense/(income)	18	57
Income/(loss) before income taxes	(3,006)	(1,987)
Provision for/(benefit from) income taxes	13,040	(742)
Net income/(loss)	$(16,046)	$(1,245)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 28, 2014	March 29, 2013

Aerospace & Defense (previously Military & Aerospace)	50%	53%
Medical	18%	19%
Industrial	26%	20%
Communications & Other	6%	8%
	100%	100%

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

Gross profit in the first six months of fiscal 2014 increased $1.0 million over the first six months of the prior fiscal year, and represents 12.0% of sales compared to 10.6% of sales in the same period of the prior fiscal year. Sales volume and favorable changes in product mix at some locations in the second quarter of fiscal 2014 positively impacted gross margin and more than offset unfavorable product mix in the first quarter of the current fiscal year. Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. Cost reductions implemented during the first quarter of fiscal 2014 began to decrease our labor and overhead expense during the second quarter.

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

There were no impairment charges during the first six months of fiscal 2014 or the first six months of the prior fiscal year. During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit. These charges are more particularly discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses of $2.4 million in the first six months of fiscal 2014 represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation. We anticipate elevated levels of legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future. We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

Interest expense increased by $0.2 million compared to the first six months of the prior fiscal year. IEC’s average outstanding debt balances increased to $35.4 million for the first six months of fiscal 2014 from $29.4 million for the same period of the prior fiscal year. Average borrowings in the first six months of fiscal 2014 were higher than the same period of the prior fiscal year due to higher revolver borrowings and a new building loan. The weighted average interest rate on IEC's debt for the first six months of the fiscal year, excluding the impact of the interest rate swap, was 0.55% higher than the same period of the prior fiscal year. The net impact of adjusting the swap to fair value did not have a significant impact on interest expense in the first six months of fiscal 2014 or the same period of the prior fiscal year. Cash paid for interest in the first six months of fiscal 2014 was approximately $0.8 million compared to $0.5 million in the same period of the prior fiscal year. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

The provision for income taxes was $13.0 million for the first six months of fiscal 2014 as compared to a benefit from income taxes of $0.7 million for the same period of the prior fiscal year. The $13.0 million provision in fiscal 2014 is primarily the result of recording a full valuation allowance on all deferred tax assets beginning in the second quarter of fiscal 2014 as further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Liquidity and Capital Resources (Six Months Ended March 28, 2014 and March 29, 2013)

Capital Resources

As of March 28, 2014 outstanding capital expenditure commitments were $0.8 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	March 28, 2014	March 29, 2013
(in thousands)	(restated)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	2,658	(268)
Investing activities	(2,776)	(2,688)
Financing activities	(1,729)	3,075
Net (decrease) increase in cash and cash equivalents	(1,847)	119
Cash and cash equivalents at end of period	$652	$2,781

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $0.1 million for the first six months of fiscal 2014.  Cash flow provided by operations, before considering changes in working capital, in the first six months of fiscal 2013 was $0.5 million.  Although the cash decrease was not significant, our net loss decreased $14.8 million due to an increase in deferred tax expense of $14.2 million due to a change in the deferred tax asset valuation.  Working capital provided cash flows of $2.5 million in the first six months of fiscal 2014 and used cash flows of $0.8 million in the first six months of fiscal 2013.  The change in working capital in the first six months of fiscal 2014 was due to a decrease in accounts receivable of $2.4 million and a decrease in inventories of $2.2 million offset by a decrease in accounts payable of $2.0 million.  Accounts receivable decreased primarily due to increased collection efforts during the first six months of fiscal 2014. The decrease in inventory was primarily due to timing of inventory procurement and production. The accounts payable decrease was primarily due to lower purchases and timing of purchases and payments.

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

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  We have obtained waivers for each period from

M&T Bank with respect to such noncompliance.  As a result of the 2014 Restatements as described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default. The Second 2014 Amendment, obtained in February 2014, does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified Financial Covenants and related definitions, are more particularly described in Note 9—Credit Facilities.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	March 28, 2014	September 30, 2013	March 28, 2014	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,250	Minimum $1,500	$796	$2,354
Debt to EBITDARS Ratio	Not Measured	Maximum 3.50x	Not Measured	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

 A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	March 28, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$(14,714)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	13,657	(5,004)
Depreciation and amortization expense	1,224	1,219
Interest expense	492	522
Non-cash stock compensation	137	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$796	$2,354

 A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	March 28, 2014	September 30, 2013
(in thousands)	(restated)
Net income/(loss)	$(14,714)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	13,657	(5,004)
Depreciation and amortization expense	1,224	1,219
Interest expense	492	522
Non-cash stock compensation	137	96
Unfinanced capital expenditures	(1,311)	(746)
Income taxes paid	(12)	—
Adjusted EBITDA	$(527)	$1,637
(a) Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the Prior Restatement (all of which were added back in the third quarter of fiscal 2013).

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

Three Months Ended December 27, 2013 and December 28, 2012 (First Fiscal Quarter)

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 27, 2013	December 28, 2012
(in thousands)	(restated)	(restated)
Net sales	$32,138	$32,989

Gross profit	3,378	4,165
Selling and administrative expenses	3,791	4,046
Impairment of goodwill and other intangibles	—	—
Restatement and related expenses	1,156	—
Interest and financing expense	360	279
Other expense/(income)	19	—
Income/(loss) before income taxes	(1,948)	(160)
Provision for/(benefit from) income taxes	(617)	(59)
Net income/(loss)	$(1,331)	$(101)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 27, 2013	December 28, 2012

Aerospace & Defense (previously Military & Aerospace)	53%	57%
Medical	20%	20%
Industrial	22%	16%
Communications & Other	5%	7%
	100%	100%

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

Our first quarter gross profit decreased $0.8 million over the first quarter of the prior fiscal year, and decreased to 10.5% of sales from 12.6% of sales in the first quarter of the prior fiscal year.  An unfavorable change in product mix in the first quarter of the current fiscal year caused a portion of the decrease.  This change in product mix is the result of shifts in volume between market sectors and programs within each market sector.  Additionally, lower than anticipated sales volume reduced leverage on fixed manufacturing costs.  Throughout fiscal 2013 and the majority of the first quarter of fiscal 2014, we maintained a level of overhead in our business to support higher revenue expected in future periods. We implemented cost reductions during the first quarter of fiscal 2014 which decreased our labor and overhead expense; however it will take some time to realize the full impact.

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

There were no impairment charges during the first quarter of fiscal 2014 or the first quarter of the prior fiscal year.  During the fourth quarter of fiscal 2013, we recorded impairment charges of $14.2 million relating to our SCB reporting unit.  These charges are more particularly discussed in Note 7—Intangible Assets and Note 8—Goodwill.

Restatement and related expenses of $1.2 million in the first quarter of fiscal 2014 represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation to the accompanying consolidated financial statements.  We anticipate elevated levels of legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation and consolidated shareholder class action) for the foreseeable future.  We also anticipate additional Restatement and related expenses related to the 2014 Restatements.

Interest expense increased slightly compared to the same quarter of the prior fiscal year, primarily due to a waiver fee and an increase in interest rates.  IEC’s average outstanding debt balances increased to $36.5 million for the first quarter of fiscal 2014 from $28.5 million for the same quarter of the prior fiscal year. Average borrowings in the first quarter of fiscal 2014 were higher than the first quarter of the prior fiscal year primarily due to new term debt and increased borrowings on the revolver.  The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.33% higher than in the first quarter of the prior fiscal year.  Interest expense in the first quarter of fiscal 2014 was also impacted by covenant waiver fees.  Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

The benefit from income taxes was $0.6 million for the first quarter of fiscal 2014 as compared to a benefit from income taxes of $0.1 million for the first quarter of the prior fiscal year.  This is the result of a larger pretax loss in fiscal 2014.  Our effective tax rate for the first quarter of fiscal 2014 is consistent with the first quarter of fiscal 2013.

Although we have recorded a full valuation allowance for all deferred tax assets, including NOL carryforwards, these NOLs remain available to the Company to offset taxable income and reduce tax payments. At the end of fiscal 2013, the carryforwards amounted to approximately $16.2 million and $26.1 million for federal and New York State, respectively.  The carryforwards expire in varying amounts between 2021 and 2025 unless utilized prior to these dates.

Liquidity and Capital Resources (Three Months Ended December 27, 2013 and December 28, 2012)

Capital Resources

As of December 27, 2013 outstanding capital expenditure commitments were $0.7 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
Cash Flow Data	December 27, 2013	December 28, 2012
(in thousands)
Cash and cash equivalents, beginning of period	$2,499	$2,662
Net cash flow from:
Operating activities	3,259	(2,676)
Investing activities	(2,270)	(1,211)
Financing activities	(1,755)	4,003
Net (decrease) increase in cash and cash equivalents	(766)	116
Cash and cash equivalents at end of period	$1,733	$2,778

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts was $0.4 million for the first quarter of fiscal 2014.  Cash flow provided by operations in the first quarter of fiscal 2013 was $1.1 million.  The decrease was primarily driven by a larger net loss of $1.2 million.  Working capital provided cash flows of $3.6 million in the first quarter of fiscal 2014 and used cash flows of $3.8 million in the first quarter of fiscal 2013.  The change in working capital in the first quarter of fiscal 2014 was due to a decrease in accounts receivable of $6.0 million and increase in customer deposits of $1.0 million partially offset by a decrease in accounts payable of $3.2 million.  Accounts receivable decreased primarily due to decreased revenue during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013.  The accounts payable decrease is primarily due to lower purchases and timing of purchases and payments.

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

The financial covenants in the 2013 Credit Agreement were unchanged from those contained in the 2010 Credit Agreement, and include (i) a minimum level of quarterly EBITDARS, (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  The 2013 Credit Agreement did not require measurement of financial covenants for the quarter ended December 28, 2012.  The Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio at September 30, 2013.  At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. We have obtained waivers for each period from M&T Bank with respect to such noncompliance.  As a result of the 2014 Restatements as described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.  In addition, we obtained amendments to the 2013 Credit Agreement in May 2013, August 2013, December 2013 and February 2014 which modified Financial Covenants and related definitions as more particularly described in Note 9—Credit Facilities.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	December 27, 2013	September 30, 2013	December 27, 2013	September 30, 2013
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$(243)	$2,354
Debt to EBITDARS Ratio	Maximum 4.50x	Maximum 3.50x	6.60x	5.20x	(a)
Fixed Charge Coverage Ratio (b)	Not Measured	Minimum 1.00x	Not Measured	0.23x	(a)
(a) Compliance waived.
(b) The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 Prior Restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (Adjusted EBITDA), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

 A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	December 27, 2013	September 30, 2013
(in thousands)
Net income/(loss)	$(1,331)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(617)	(5,004)
Depreciation and amortization expense	1,195	1,219
Interest expense	360	522
Non-cash stock compensation	150	96
Rent expense - M&T sale-leaseback (c)	—	(29)
EBITDARS	$(243)	$2,354

 A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	December 27, 2013	September 30, 2013
(in thousands)
Net income/(loss)	$(1,331)	$(8,667)
Restatement related expenses (a)	—	—
Asset impairment (b)	—	14,217
Provision for/(benefit from) income taxes	(617)	(5,004)
Depreciation and amortization expense	1,195	1,219
Interest expense	360	522
Non-cash stock compensation	150	96
Unfinanced capital expenditures	(1,302)	(746)
Income taxes paid	(11)	—
Adjusted EBITDA	$(1,556)	$1,637
(a) Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to add back up to $1.1 million of legal and accounting fees associated with the Prior Restatement (all of which were added back in the third quarter of fiscal 2013). There were no restatement related expenses added back to net income for the periods presented in the reconciliation tables above.
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

Intangible assets: FASB ASC 805-20 (Business Combinations) requires corporate acquirers to recognize, separately from goodwill, intangible assets that meet either a separability or contractual-legal criterion. Establishing the initial value for such intangible assets typically involves estimating cash flows to be derived from the assets and discounting the cash flows back to the acquisition date. Significant judgment is required in estimating future cash flows, selecting discount rates and determining useful lives over which to amortize the assets. In connection with recent corporate acquisitions, IEC has established intangible assets for customer relationships, a property-tax abatement, and a non-compete agreement. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $2.4 million related to SCB’s customer relationships. The impairment analysis and resulting charge is further discussed in Note 7—Intangible Assets.

Goodwill: Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.   Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired. Quantitative evaluations of goodwill may be avoided if qualitative assessments indicate a greater-than-50 percent likelihood that fair value of the corresponding unit exceeds its carrying value. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $11.8 million related to SCB’s goodwill. The impairment analysis and resulting charge is further discussed in Note 8—Goodwill to the consolidated financial statements included in this Form 10-K/A.

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

At September 30, 2014, the Company had $31.4 million of debt, comprised of $22.0 million with variable interest rates and $9.4 million with fixed interest rates. Interest rates on variable loans are based on London interbank offered rate (“Libor”).  The Company is party to a swap transaction that effectively fixes an additional $11.8 million of debt, which increased the portion of debt with effectively fixed interest rates from $9.4 million to $21.2 million at September 30, 2014. The credit facilities and related swap transaction are more fully described in Note 9—Credit Facilities and Note 10—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by a December 2013 amendment to the 2013 Credit Agreement to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The February 2014 amendment to the 2013 Credit Agreement extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates based on Libor currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2014 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IEC Electronics Corp.

We have audited the accompanying consolidated balance sheet of IEC Electronics Corp. and Subsidiaries as of September 30, 2013 and the related consolidated income statement, changes in stockholders’ equity, and cash flows for the year then ended. IEC Electronics Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IEC Electronics Corp. and Subsidiaries as of September 30, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IEC Electronics Corp.
Newark, New York

We have audited the accompanying balance sheet of IEC Electronics Corp. as of September 30, 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014, and the results of its operations and its cash flows for the year ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the 2014 financial statements have been restated to correct a misstatement.

/s/ Crowe Horwath LLP

New York, New York
May 11, 2015

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 and 2013
(in thousands, except share and per share data)

	September 30, 2014	September 30, 2013
	(restated)
ASSETS
Current assets:
Cash	$1,980	$2,499
Accounts receivable, net of allowance	22,347	27,945
Inventories, net	22,526	21,904
Deferred income taxes	—	1,382
Other current assets	3,597	610
Total current assets	50,450	54,340

Fixed assets, net	17,850	17,946
Intangible assets, net	2,392	2,647
Goodwill	2,005	2,005
Deferred income taxes	—	11,652
Other long term assets	299	345

Total assets	$72,996	$88,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,778
Accounts payable	17,732	16,508
Accrued payroll and related expenses	3,203	2,464
Other accrued expenses	1,008	811
Customer deposits	1,553	187
Total current liabilities	26,404	22,748

Long-term debt	28,479	34,026
Other long-term liabilities	708	167
Total liabilities	55,591	56,941

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,146,571 and 11,006,749 shares, respectively Outstanding: 10,126,767 and 9,991,291 shares, respectively	111	110
Additional paid-in capital	44,302	43,802
Retained earnings/(accumulated deficit)	(25,554)	(10,483)
Treasury stock, at cost: 1,019,804 and 1,015,458 shares, respectively	(1,454)	(1,435)
Total stockholders’ equity	17,405	31,994

Total liabilities and stockholders’ equity	$72,996	$88,935

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS AND YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands, except share and per share data)

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)
	(restated)		(restated)
Net sales	$35,687	$39,122	$135,621	$140,946
Cost of sales	32,179	33,668	120,297	123,269
Gross profit	3,508	5,454	15,324	17,677

Selling and administrative expenses	3,551	3,761	14,567	15,453
Impairment of goodwill and other intangibles	—	14,217	—	14,217
Restatement and related expenses	(1,302)	625	1,136	1,842
Operating profit/(loss)	1,259	(13,149)	(379)	(13,835)

Interest and financing expense	386	522	1,795	1,170
Other expense/(income)	—	—	18	47
Income/(loss) before income taxes	873	(13,671)	(2,192)	(15,052)

Provision for/(benefit from) income taxes	(161)	(5,004)	12,879	(5,522)
Net income/(loss)	$1,034	$(8,667)	$(15,071)	$(9,530)

Net income/(loss) per common and common equivalent share:
Basic	$0.10	$(0.89)	$(1.53)	$(0.98)
Diluted	0.10	(0.89)	(1.53)	(0.98)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,853,647	9,739,601	9,827,043	9,711,549
Diluted	9,950,634	9,739,601	9,827,043	9,711,549

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2012, restated	$109	$43,075	$(953)	$(1,435)	$40,796

Net loss	—	—	(9,530)	—	(9,530)
Stock-based compensation	—	589	—	—	589
Forfeitures	(1)	1	—	—	—
Directors’ fees paid in stock	—	10	—	—	10
Restricted (non-vested) stock grants	2	(2)	—	—	—
Exercise of stock options	—	60	—	—	60
Shares withheld for payment of taxes upon vesting of restricted stock	—	(29)	—	—	(29)
Employee stock plan purchases	—	98	—	—	98

Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity
			(restated)
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(15,071)	—	(15,071)
Stock-based compensation	—	542	—	—	542
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options		38	—	(19)	19
Shares withheld for payment of taxes upon vesting of restricted stock	—	(79)	—	—	(79)

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014 and 2013
(in thousands)

	Years Ended
	September 30, 2014	September 30, 2013
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(15,071)	$(9,530)
Non-cash adjustments:
Stock-based compensation	542	589
Depreciation and amortization	4,846	4,795
Impairment of goodwill and other intangibles	—	14,217
Directors’ fees paid in stock	—	10
(Gain)/loss on sale of fixed assets	2	(8)
Reserve for doubtful accounts	73	105
Deferred tax expense/(benefit)	13,034	(5,651)
Changes in assets and liabilities:
Accounts receivable	5,525	(4,857)
Inventory	(622)	(4,207)
Other current assets	(2,987)	(209)
Other long term assets	15	(264)
Accounts payable	902	811
Accrued expenses	936	(347)
Customer deposits	1,366	41
Other long term liabilities	541	167
Net cash flows from operating activities	9,102	(4,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,465)	(5,103)
Proceeds from disposal of fixed assets	323	21
Net cash flows from investing activities	(4,142)	(5,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	56,016	60,815
Repayments of revolving line of credit	(59,846)	(47,266)
Borrowings under other loan agreements	1,300	24,000
Repayments under other loan agreements	(2,887)	(28,382)
Debt issuance costs	(2)	(39)
Proceeds from exercise of stock options	19	60
Proceeds from employee stock plan purchases	—	98
Shares withheld for payment of taxes upon vesting of restricted stock	(79)	(29)
Net cash flows from financing activities	(5,479)	9,257

Net increase/(decrease) in cash and cash equivalents	(519)	(163)
Cash and cash equivalents, beginning of period	2,499	2,662
Cash and cash equivalents, end of period	$1,980	$2,499

Supplemental cash flow information:
Interest paid	$1,556	$1,176
Income taxes paid	9	367

Non-cash transactions:
Fixed assets purchased with extended payment terms	322	—

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  During the fourth quarter of fiscal 2013, an impairment charge of $2.4 million related to SCB’s customer relationships was recorded.  The impairment analysis and resulting charge are further discussed in Note 7—Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during fiscal 2014 or fiscal 2013.  Refer to Note 7—Intangible Assets for further discussion of the impairment charge recorded in the fourth quarter of fiscal 2013.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  During the fourth quarter of fiscal 2013, an impairment charge of $11.8 million related to SCB’s goodwill was recorded.  The impairment analysis and resulting charge are further discussed in Note 8—Goodwill.

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

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013). The ESPP was reinstated effective October 1, 2014.

Restatement and Related Expenses

As further discussed in Note 2—Prior Restatement of SCB Work-In-Process Inventory, the Company restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the "Prior Restatement").  As discussed further in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company also restated its consolidated financial statements for the fiscal year ended September 30, 2014 and its interim financial statements for each quarterly period within the year ended September 30,

2014, included in the Company's Annual Report on Form 10-K/A to correct an error in the valuation allowance on deferred income tax assets as well as an error in estimate excess and obsolete inventory reserves (the "2014 Restatements"). The Prior Restatement and the 2014 Restatements together are referred to as the "Restatements".

Restatement and related expenses represents third-party expenses arising from the Prior Restatement. These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation.  The Company receives reimbursement for certain of these expenses which may result in a benefit in a given period. The Company receives reimbursement for certain expenses related to the Prior Restatement which may result in a benefit in a given period. No Restatement and related expenses have been incurred through the fourth quarter of fiscal 2014 related to the 2014 Restatements.

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

	Three Months Ended		Years Ended
Shares for EPS Calculation	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)
	(restated)
Weighted average shares outstanding	9,853,647	9,739,601	9,827,043	9,711,549
Incremental shares	96,987	—	—	—
Diluted shares	9,950,634	9,739,601	9,827,043	9,711,549

Anti-dilutive shares excluded	556,873	521,857	556,873	521,857

As a result of the net loss for the three months ended September 30, 2013 and years ended September 30, 2014 and 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

Note 2—PRIOR RESTATEMENT OF SCB WORK-IN-PROCESS INVENTORY

We restated our consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter, (the "Prior Restatement").

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

Note 3—FISCAL 2014 RESTATEMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE AND EXCESS AND OBSOLETE INVENTORY RESERVE

The Consolidated Balance Sheet at September 30, 2014 and Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the year then ended have been restated.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the year ended September 30, 2014 follows:

Year Ended
September 30, 2014
(in thousands)
Net loss - Previously reported	$(2,092)
Deferred tax asset valuation allowance adjustment	(12,258)
Excess and obsolete inventory reserve adjustment	(721)
Net loss - Restated	$(15,071)

While closing the first quarter of fiscal 2015, the Company revisited its assessment of realizability of deferred tax assets and identified an error in interpretation of the guidance for the valuation allowance on deferred tax assets.

The Company performed a realizability assessment for the fourth quarter of fiscal 2014 and came to the conclusion that there was no additional valuation allowance required on federal deferred tax assets; however, due to a change in New York State tax laws which reduces the State tax rate for qualified manufacturers to 0% for IEC's fiscal year ended September 30, 2015, the valuation allowance was increased by $1.1 million to fully reserve for New York State deferred tax assets.

This conclusion regarding federal deferred tax assets at the time of the fourth quarter of fiscal 2014 assessment was based on the Company's evaluation of the negative and positive evidence available at that time. The Company's cumulative loss in recent years was considered; however, the Company determined that the goodwill and intangibles impairment charge taken in the fourth quarter of fiscal 2013 should be excluded when weighing the evidence. Positive evidence included taxable income each year beginning in 2004 through 2013, forecasted results and backlog. At the time of our Original 2014 Form 10-K filing, there was forecasted pre-tax income for fiscal 2015 and earnings growth was forecasted in subsequent years. The Company's Federal net operating losses ("NOLs") do not begin to expire until 2022. As aggregate future taxable income was expected to exceed Federal NOLs, it was concluded that realizability of these was more likely than not. In addition, future taxable income was expected to exceed the amount of Federal NOLs and deferred tax assets expected to reverse in future years combined. As such, there was no additional valuation allowance recorded for federal deferred tax assets.

During the process of closing the first quarter of fiscal 2015, the Company revisited its determination regarding the valuation of its deferred tax assets. After consulting applicable accounting guidance and interpretations thereof, the Company determined that the impairment charge should not have been excluded from the cumulative loss calculation. Once a cumulative three year loss is identified, it is very difficult to overcome this negative evidence. IEC does not believe there is enough positive evidence to outweigh the cumulative three year loss. Based on this interpretation, a full valuation allowance should be recorded beginning in the second quarter of fiscal 2014, which is when the Company first accumulated a three year loss. As such, an error in the valuation allowance on deferred income tax assets has been identified resulting in an understatement of tax expense and overstatement of deferred tax assets. The Company determined this error was material and required restatement of fiscal 2014 as well as the second, third and fourth quarters of fiscal 2014.

The Company also performed additional analysis related to its excess and obsolete inventory reserves. This analysis identified an error in the Albuquerque and SCB operating locations. The Company discovered that not all pertinent information was factored into the excess and obsolete inventory reserve estimates during fiscal 2014.

During fiscal 2014, given the time that has passed since SCB was acquired in December 2010, the Company should have factored in the age of SCB's inventory and its demand when estimating its excess and obsolete inventory reserve. Instead, the Company employed an approach that factored in the usage of the inventory since the SCB acquisition date and estimated a general reserve for remaining inventory. The restated excess and obsolete inventory reserve for SCB is based on an analysis that appropriately incorporates the age of SCB's inventory and its demand and involves the review of specific inventory items with a large extended value. This additional analysis was performed consistently for all items, regardless of whether they were purchased before or after the date the Company acquired SCB.

The Albuquerque excess and obsolete inventory reserve as originally reported did not take into consideration facts and circumstances related to certain customer programs. The Company's methodology was applied consistently, however, the rigor around the analysis of excess inventory did not take into account certain customer information that was available at the time. As a result, the Company concluded the inventory on hand for these customer programs was not adequately reserved for.

Note 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the years ended September 30, 2014 and 2013:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2014	September 30, 2013
(in thousands)
Allowance, beginning of period	$452	$406
Provision for doubtful accounts	121	105
Write-offs	(48)	(59)
Allowance, end of period	$525	$452

Note 5—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Raw materials	$16,769	$14,841
Work-in-process	7,906	7,564
Finished goods	757	1,449
Total inventories	25,432	23,854
Reserve for excess/obsolete inventory	(2,906)	(1,950)
Inventories, net	$22,526	$21,904

The Company has restated its excess and obsolete inventory reserve. The restatement is further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Note 6—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	September 30, 2014	September 30, 2013
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	13,452	11,070
Leasehold improvements	1,458	1,411
Machinery and equipment	26,996	25,963
Furniture and fixtures	7,207	6,165
Construction in progress	381	835
Total fixed assets, at cost	51,095	47,045
Accumulated depreciation	(33,245)	(29,099)
Fixed assets, net	$17,850	$17,946

Depreciation expense during the three months ended and years ended September 30, 2014 and 2013 follows:

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)	(unaudited)
Depreciation expense	$1,152	$1,103	$4,558	$4,264

Results of the impairment analysis in the fourth quarter of fiscal 2013 related to the SCB reporting unit, more fully described in Note 7—Intangible Assets and Note 8—Goodwill, did not result in a fixed asset impairment as undiscounted cash flows exceeded the carrying value of the assets.

Note 7—INTANGIBLE ASSETS

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

For the reasons set forth in Note 8—Goodwill below, the Company recorded an impairment of the customer relationship intangible asset in the fourth quarter of fiscal 2013.  As part of the impairment determination, future cash flows of SCB’s customer relationships existing at acquisition date were projected based on estimates of future revenues, operating income and other factors, such as working capital and capital expenditures.  Factors taken into consideration in arriving at these estimates include historical results since acquisition, industry data and expected challenging market conditions as described more fully in Note 8—Goodwill.  The projections did not include possible future benefits from customer relationships existing at acquisition date that may positively impact other reporting units, including Albuquerque, in the future.  The discount rates used in our discounted cash flow method were based on a weighted average cost of capital determined from relevant market comparisons, adjusted upward for risks specific to the reporting unit.  An estimated attrition rate was calculated based on the reporting unit’s historical revenue.  Based on the results of this test, we recognized an impairment charge of $2.4 million for customer relationships.  An impairment analysis for intangible assets was not necessary prior to the fourth quarter of fiscal 2013 for the same reasons a goodwill impairment charge was not recorded prior to the fourth quarter of fiscal 2013 as described in Note 8—Goodwill.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	September 30, 2014	September 30, 2013
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,556)	(1,301)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,392	$2,647

Amortization expense during the years ended September 30, 2014 and September 30, 2013 follows:

	Three Months Ended		Years Ended
Amortization Expense	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)	(unaudited)
Intangible amortization expense	$64	$113	$254	$452

A summary of estimated future amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended September 30,
2015	$254
2016	238
2017	234
2018	234
2019	213
2020 and thereafter	$1,219

Note 8—GOODWILL

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

Note 9—CREDIT FACILITIES

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC’s election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. Based on the calculation described above, at September 30, 2014, the Company was able to borrow up to $20.0 million on the Revolver. Average available balances amounted to $11.0 million and $12.8 million during the years ended September 30, 2014 and 2013, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $55 thousand and $36 thousand during the years ended September 30, 2014 and 2013, respectively. The fee percentage varies based on IEC’s ratio of debt to EBITDARS.

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

The Second 2013 Amendment also amended two definitions used in the calculation of the financial covenants, including: (i) the definition of net income, to add back, through the fiscal quarter ending June 27, 2014, up to $1.1 million of legal and accounting fees associated with the Prior Restatement, and (ii) the definition of interest expense as related to Rate Management Transactions (defined in the 2013 Credit Agreement), to be “the net cash cost or benefit associated with Rate Management Transactions net cash benefit or loss”.

The Second 2014 Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending March 28, 2014, and $1.5 million for each fiscal quarter thereafter.

At September 30, 2014 and June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At September 30, 2013, the Company was not in compliance with the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio. The Company obtained waivers from M&T Bank with respect to such noncompliance. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS ratio or the Fixed Charge Coverage ratio for any quarter during fiscal 2014. As a result of the 2014 Restatements as described in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

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
$31,387

(1) Includes Revolver balance of $7.4 million at September 30, 2014

Note 10—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 9—Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% until March 27, 2015.  When the swap fixed rate is added to the Term Loan B Spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

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

Note 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Note 12—WARRANTY RESERVES

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

Note 13—DEFERRED GRANTS

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

Grant amortization expense during the three months ended and years ended September 30, 2014 and 2013 follows:

	Three Months Ended		Years Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)	(unaudited)
Grant amortization expense	$144	$17	$158	$17

Note 14—STOCK-BASED COMPENSATION

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

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  The ESPP was reinstated effective October 1, 2014. There were no employee contributions or compensation expense recognized under the ESPP during the year ended September 30, 2014. Employee contributions to the plan, net of withdrawals were $49 thousand for the year ended September 30, 2013. Compensation expense recognized under the ESPP was $5 thousand for the year ended September 30, 2013.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   In connection with the Prior Restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay, and has not paid, any meeting fees in stock during the period since May 21, 2013.  During the fiscal year ended September 30, 2013, before the Prior Restatement, Board members were granted 1,480 shares of common stock, as payment of such meeting fees, in addition to cash payments. The Company recognized stock-based compensation expense related to Board members meeting fees of $10 thousand during the fiscal year ended September 30, 2013.

Note 15—RETIREMENT PLAN

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

Note 16—INCOME TAXES

Provision for/(benefit from) income taxes during the years ended September 30, 2014 and 2013 follows:

	Years Ended
Income Tax Provision	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Current tax:
State	$(111)	$209
Federal	(44)	(80)

Deferred tax:
State	1,493	(557)
Federal	11,541	(5,094)
Provision for/(benefit from) income taxes	$12,879	$(5,522)

Differences between the federal statutory rate and IEC’s effective tax rates for 2014 and 2013 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2014	September 30, 2013
	(restated)
Federal statutory rate	(34.0)%	(34.0)%

Increase in valuation allowance	620.3%	—%
Decrease in state deferred tax rate	8.3%	—%
State income taxes, net of federal benefit	(5.1)%	(2.3)%
Decrease/(increase) in tax credits	(3.6)%	(1.3)%
IRS audit and other federal refunds	(1.5)%	0.6%
Other	3%	0.3%

Income tax provision/(benefit) as percent of pretax income	587.4%	(36.7)%

The following table displays deferred tax assets by category:

	Years Ended
Deferred Income Taxes	September 30, 2014	September 30, 2013
(in thousands)	(restated)
Deferred tax assets:
Net operating loss carryforward	$5,925	$5,913
Alternative minimum tax credit carryforward	949	870
Depreciation and fixed assets	1,099	250
Amortization and impairment of intangibles	3,178	3,610
New York State investment tax & other credits	1,186	1,186
Inventories	1,041	737
Other	679	923
Total before allowance	14,057	13,489
Valuation allowance	(14,057)	(455)
Deferred tax assets, net	—	13,034

Net deferred income taxes (current and deferred)	$—	$13,034

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

The Company restated is second quarter of fiscal 2014 to record a full valuation allowance on all deferred tax assets. In addition, the Company restated its excess and obsolete inventory reserve. The increase in the excess and obsolete inventory reserve resulted in an increased deferred tax asset. These restatements are further discussed in Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Note 17—MARKET SECTORS AND MAJOR CUSTOMERS

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

Note 18—LITIGATION

As discussed in Note 2—Prior Restatement of SCB Work-In-Process Inventory above, the Company restated its financial statements. In connection with the Prior Restatement, the Audit Committee conducted an independent review of the underlying facts and circumstances, and the Company is responding to a formal investigation by the staff of the SEC relating to the Prior Restatement and other matters. The Company is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the investigation or what impact the cost of responding to the SEC might have on the Company’s financial position, results of operations, or cash flows. The previously reported amended complaint in the consolidated shareholder class action originally filed June 28, 2013 in the United States District Court, Southern District of New York, against the Company and its CEO and former CFO seeking unspecified compensatory damages was dismissed in its entirety without right to replead. The Court’s opinion and order granting the motion to dismiss was issued on September 11, 2014, and the judgment dismissing the complaint and closing the case was entered on September 12, 2014.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K/A, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Note 19—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment, buildings and office equipment. Leases for buildings occupied by IEC expire in September 2018. These operating leases generally contain renewal options and require the Company to pay executory costs such as taxes, insurance and maintenance.

A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ended September 30,
2015	$333
2016	328
2017	287
2018	276
2019	5

Rent expense during the three months ended and years ended September 30, 2014 and September 30, 2013 follows:

	Three Months Ended		Years Ended
Rent Expense	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in thousands)	(unaudited)
Rent expense	$118	$161	$457	$1,107

Purchase Commitments

During August 2011, one of IEC’s operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit’s purchases.  In the event the unit’s cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-K/A, the Company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

Note 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Key financial data for quarterly periods in fiscal years ended September 30, 2014 and 2013 as restated, is presented in the table below. For further information regarding the Restatements, see Note 2—Prior Restatement of SCB Work-In-Process Inventory and Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve. The remaining tables present the effects of adjustments made to our previously reported unaudited consolidated quarterly financial information for the first, second, third and fourth quarters in the fiscal year ended September 30, 2014.

It should be noted that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2014, restated	$35,687	$3,508	$1,034	$0.10	$0.10
Third 2014, restated	32,992	3,795	(60)	(0.01)	(0.01)
Second 2014, restated	34,805	4,644	(14,714)	(1.50)	(1.50)
First 2014, restated	$32,138	3,378	$(1,331)	$(0.14)	(0.14)

Fourth 2013	$39,122	$5,454	$(8,667)	$(0.89)	$(0.89)
Third 2013	35,154	5,159	382	0.04	0.04
Second 2013	33,681	2,899	(1,144)	(0.12)	(0.12)
First 2013, restated	32,989	4,165	(101)	(0.01)	(0.01)

	Consolidated Balance Sheet
	September 30, 2014
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$1,980		$1,980
Accounts receivable, net of allowance	22,347		22,347
Inventories, net	23,247	(721)	22,526
Deferred income taxes	1,114	(1,114)	—
Other current assets	3,597		3,597
Total current assets	52,285	(1,835)	50,450

Fixed assets, net	17,850		17,850
Intangible assets, net	2,392		2,392
Goodwill	2,005		2,005
Deferred income taxes	11,144	(11,144)	—
Other long term assets	299		299

Total assets	$85,975	$(12,979)	$72,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908		$2,908
Accounts payable	17,732		17,732
Accrued payroll and related expenses	3,203		3,203
Other accrued expenses	1,008		1,008
Customer deposits	1,553		1,553
Total current liabilities	26,404	—	26,404

Long-term debt	28,479		28,479
Other long-term liabilities	708		708
Total liabilities	55,591	—	55,591

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,146,571 shares Outstanding: 10,126,767 shares	111		111
Additional paid-in capital	44,302		44,302
Retained earnings/(accumulated deficit)	(12,575)	(12,979)	(25,554)
Treasury stock, at cost: 1,019,804 shares	(1,454)		(1,454)
Total stockholders’ equity	30,384	(12,979)	17,405
Total liabilities and stockholders’ equity	$85,975	$(12,979)	$72,996

	Consolidated Balance Sheet
	June 27, 2014
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$679		$679
Accounts receivable, net of allowance	23,245		23,245
Inventories, net	21,152	(443)	20,709
Deferred income taxes	1,382	(1,382)	—
Other current assets	2,107		2,107
Total current assets	48,565	(1,825)	46,740

Fixed assets, net	$18,489		$18,489
Intangible assets, net	2,456		2,456
Goodwill	2,005		2,005
Deferred income taxes	12,634	(12,634)	—
Other long term assets	238		238

Total assets	$84,387	$(14,459)	$69,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908		$2,908
Accounts payable	14,340		14,340
Accrued payroll and related expenses	2,869		2,869
Other accrued expenses	947		947
Customer deposits	928		928
Total current liabilities	21,992	—	21,992

Long-term debt	31,578		31,578
Other long-term liabilities	153		153
Total liabilities	53,723	—	53,723

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,072,821 shares Outstanding: 10,053,956 shares	111		111
Additional paid-in capital	44,132		44,132
Retained earnings/(accumulated deficit)	(12,129)	(14,459)	(26,588)
Treasury stock, at cost: 1,018,865 shares	(1,450)		(1,450)
Total stockholders’ equity	30,664	(14,459)	16,205
Total liabilities and stockholders’ equity	$84,387	$(14,459)	$69,928

	Consolidated Balance Sheet
	March 28, 2014
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$652		$652
Accounts receivable, net of allowance	25,083		25,083
Inventories, net	20,103	(358)	19,745
Deferred income taxes	1,382	(1,382)	—
Other current assets	1,124		1,124
Total current assets	48,344	(1,740)	46,604

Fixed assets, net	$19,261		$19,261
Intangible assets, net	2,520		2,520
Goodwill	2,005		2,005
Deferred income taxes	12,637	(12,637)	—
Other long term assets	339		339

Total assets	$85,106	$(14,377)	$70,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908		$2,908
Accounts payable	15,304		15,304
Accrued payroll and related expenses	2,557		2,557
Other accrued expenses	960		960
Customer deposits	438		438
Total current liabilities	22,167	—	22,167

Long-term debt	32,229		32,229
Other long-term liabilities	158		158
Total liabilities	54,554	—	54,554

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,107,115 shares Outstanding: 10,090,661 shares	112		112
Additional paid-in capital	44,032		44,032
Retained earnings/(accumulated deficit)	(12,152)	(14,377)	(26,529)
Treasury stock, at cost: 1,016,454 shares	(1,440)		(1,440)
Total stockholders’ equity	30,552	(14,377)	16,175
Total liabilities and stockholders’ equity	$85,106	$(14,377)	$70,729

	Consolidated Balance Sheet
	December 27, 2013
	As reported	Adjustment	Restated
		(in thousands)
ASSETS
Current assets:
Cash	$1,733		$1,733
Accounts receivable, net of allowance	21,729		21,729
Inventories, net	21,449	(232)	21,217
Deferred income taxes	1,382		1,382
Other current assets	1,002		1,002
Total current assets	47,295	(232)	47,063

Fixed assets, net	19,107		19,107
Intangible assets, net	2,583		2,583
Goodwill	2,005		2,005
Deferred income taxes	12,281		12,281
Other long term assets	416		416

Total assets	$83,687	$(232)	$83,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908		$2,908
Accounts payable	13,295		13,295
Accrued payroll and related expenses	2,040		2,040
Other accrued expenses	894		894
Customer deposits	1,199		1,199
Total current liabilities	20,336	—	20,336

Long-term debt	32,193		32,193
Other long-term liabilities	163		163
Total liabilities	52,692	—	52,692

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,046,172 shares Outstanding: 10,029,718 shares	111		111
Additional paid-in capital	43,906		43,906
Retained earnings/(accumulated deficit)	(11,582)	(232)	(11,814)
Treasury stock, at cost: 1,016,454 shares	(1,440)		(1,440)
Total stockholders’ equity	30,995	(232)	30,763
Total liabilities and stockholders’ equity	$83,687	$(232)	$83,455

	Three Months Ended			Years Ended
	September 30, 2014			September 30, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
			(in thousands)
Net sales	$35,687		$35,687	$135,621		$135,621
Cost of sales	31,901	278	32,179	119,576	721	120,297
Gross profit	3,786	(278)	3,508	16,045	(721)	15,324

Selling and administrative expenses	3,551		3,551	14,567		14,567
Impairment of goodwill and other intangibles	—		—	—		—
Restatement and related expenses	(1,302)		(1,302)	1,136		1,136
Operating profit/(loss)	1,537	(278)	1,259	342	(721)	(379)

Interest and financing expense	386		386	1,795		1,795
Other expense/(income)	—		—	18		18
Income/(loss) before income taxes	1,151	(278)	873	(1,471)	(721)	(2,192)

Provision for/(benefit from) income taxes	1,597	(1,758)	(161)	621	12,258	12,879
Net income/(loss)	$(446)	$1,480	$1,034	$(2,092)	$(12,979)	$(15,071)

Net income/(loss) per common and common equivalent share:
Basic	$(0.05)	$0.15	$0.10	$(0.21)	$(1.32)	$(1.53)
Diluted	(0.04)	$0.15	0.10	(0.21)	$(1.32)	(1.53)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,853,647		9,853,647	9,827,043		9,827,043
Diluted	9,950,634		9,950,634	9,827,043		9,827,043

	Three Months Ended			Nine Months Ended
	June 27, 2014			June 27, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
			(in thousands)
Net sales	$32,992		$32,992	$99,934		$99,934
Cost of sales	29,112	85	29,197	87,675	443	88,118
Gross profit	3,880	(85)	3,795	12,259	(443)	11,816

Selling and administrative expenses	3,195		3,195	10,938		10,938
Impairment of goodwill and other intangibles			—			—
Restatement and related expenses	102		102	2,516		2,516
Operating profit/(loss)	583	(85)	498	(1,195)	(443)	(1,638)

Interest and financing expense	558		558	1,410		1,410
Other expense/(income)	—		—	18		18
Income/(loss) before income taxes	25	(85)	(60)	(2,623)	(443)	(3,066)

Provision for/(benefit from) income taxes	3	(3)	—	(977)	14,016	13,039
Net income/(loss)	$22	$(82)	$(60)	$(1,646)	$(14,459)	$(16,105)

Net income/(loss) per common and common equivalent share:
Basic	$—	$(0.01)	$(0.01)	$(0.17)	$(1.47)	$(1.64)
Diluted	—	(0.01)	(0.01)	(0.17)	(1.47)	(1.64)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,838,872		9,838,872	9,816,974		9,816,974
Diluted	9,902,017		9,902,017	9,816,974		9,816,974

	Three Months Ended			Six Months Ended
	March 28, 2014			March 28, 2014
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
			(in thousands)
Net sales	$34,805		$34,805	$66,942		$66,942
Cost of sales	30,035	126	30,161	58,562	358	58,920
Gross profit	4,770	(126)	4,644	8,380	(358)	8,022

Selling and administrative expenses	3,952		3,952	7,744		7,744
Impairment of goodwill and other intangibles	—		—	—		—
Restatement and related expenses	1,258		1,258	2,414		2,414
Operating profit/(loss)	(440)	(126)	(566)	(1,778)	(358)	(2,136)

Interest and financing expense	492		492	852		852
Other expense/(income)	(1)		(1)	18		18
Income/(loss) before income taxes	(931)	(126)	(1,057)	(2,648)	(358)	(3,006)

Provision for/(benefit from) income taxes	(362)	14,019	13,657	(979)	14,019	13,040
Net income/(loss)	$(569)	$(14,145)	$(14,714)	$(1,669)	$(14,377)	$(16,046)

Net income/(loss) per common and common equivalent share:
Basic	$(0.06)	$(1.44)	$(1.50)	$(0.17)	$(1.47)	$(1.64)
Diluted	(0.06)	(1.44)	(1.50)	(0.17)	(1.47)	(1.64)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,829,964		9,829,964	9,805,841		9,805,841
Diluted	9,829,964		9,829,964	9,805,841		9,805,841

	Three Months Ended
	December 27, 2013
	As reported	Adjustment	Restated

Net sales	$32,138		$32,138
Cost of sales	28,528	232	28,760
Gross profit	3,610	(232)	3,378

Selling and administrative expenses	3,791		3,791
Impairment of goodwill and other intangibles	—		—
Restatement and related expenses	1,156		1,156
Operating profit/(loss)	(1,337)	(232)	(1,569)

Interest and financing expense	360		360
Other expense/(income)	19		19
Income/(loss) before income taxes	(1,716)	(232)	(1,948)

Provision for/(benefit from) income taxes	(617)		(617)
Net income/(loss)	$(1,099)	$(232)	$(1,331)

Net income/(loss) per common and common equivalent share:
Basic	$(0.11)	$(0.03)	$(0.14)
Diluted	(0.11)	(0.03)	(0.14)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,780,896		9,780,896
Diluted	9,780,896		9,780,896

	Year Ended
	September 30, 2014
	As reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES		(in thousands)
Net income/(loss)	$(2,092)	(12,979)	(15,071)
Non-cash adjustments:
Stock-based compensation	542		542
Depreciation and amortization	4,846		4,846
Impairment of goodwill and other intangibles	—		—
Directors’ fees paid in stock	—		—
Loss on sale of fixed assets	2		2
Reserve for doubtful accounts	73		73
Deferred tax expense/(benefit)	776	12,258	13,034

Changes in assets and liabilities:
Accounts receivable	5,525		5,525
Inventory	(1,343)	721	(622)
Other current assets	(2,987)		(2,987)
Other long term assets	15		15
Accounts payable	902		902
Accrued expenses	936		936
Customer deposits	1,366		1,366
Other long term liabilities	541		541
Net cash flows from operating activities	9,102	—	9,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(4,465)		(4,465)
Proceeds from disposal of fixed assets	323		323
Net cash flows from investing activities	(4,142)	—	(4,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	56,016		56,016
Repayments of revolving line of credit	(59,846)		(59,846)
Borrowings under other loan agreements	1,300		1,300
Repayments under other loan agreements	(2,887)		(2,887)
Debt issuance costs	(2)		(2)
Proceeds from exercise of stock options	19		19
Proceeds from employee stock plan purchases	—		—
Shares withheld for payment of taxes upon vesting of restricted stock	(79)		(79)
Net cash flows from financing activities	(5,479)	—	(5,479)

Net cash flows for the period	(519)		(519)
Cash and cash equivalents, beginning of period	2,499		2,499
Cash and cash equivalents, end of period	$1,980	$—	$1,980

Supplemental cash flow information:
Interest paid	$1,556		1,556

Income taxes paid	9	9

Non-cash transactions:
Fixed assets purchased with extended payment terms	322	322

	Nine Months Ended
	June 27, 2014
	As reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES		(in thousands)
Net income/(loss)	$(1,646)	(14,459)	(16,105)
Non-cash adjustments:
Stock-based compensation	378		378
Depreciation and amortization	3,625		3,625
Impairment of goodwill & other intg.			—
Directors' fees paid in stock	—		—
gain/loss sale of fixed assets			—
Reserve for doubtful accounts	220		220
Deferred tax expense/benefit	(982)	14,016	13,034

Changes in assets and liabilities:
Accounts receivable	4,480		4,480
Inventory	752	443	1,195
Other current assets	(1,497)		(1,497)
Other long term assets	81		81
Accounts payable	(2,634)		(2,634)
Accrued expenses	541		541
Customer deposits	741		741
Other long term liabilities	(14)		(14)
Net cash flows from operating activities	4,045	—	4,045

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,806)		(3,806)
Grant proceeds from outside parties			—
Proceeds from (net cost of) disposal of fixed assets	323		323
Net cash flows from investing activities	(3,483)	—	(3,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	43,513		43,513
Repayments of revolving line of credit	(44,971)		(44,971)
Borrowings under other loan agreements	1,300		1,300
Repayments under other loan agreements	(2,160)		(2,160)
Debt issuance costs	(2)		(2)
Proceeds from exercise of stock options	17		17
Proceeds from employee stock plan purchases	—		—
Shares withheld for payment of taxes upon vesting of restricted stock	(79)		(79)
Net cash flows from financing activities	(2,382)	—	(2,382)

Net cash flows for the period	(1,820)	—	(1,820)
Cash and cash equivalents, beginning of period	2,499		2,499
Cash and cash equivalents, end of period	$679	$—	$679

Supplemental cash flow information:

Interest paid	$1,177	$1,177
Income taxes paid	12	12

Non-cash transactions:
Fixed assets purchased with extended payment terms	466	466

	Six Months Ended
	March 28, 2014
	As reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES		(in thousands)
Net income/(loss)	$(1,669)	(14,377)	(16,046)
Non-cash adjustments:
Stock-based compensation	287		287
Depreciation and amortization	2,419		2,419
Impairment of goodwill & other intg.			—
Directors' fees paid in stock	—		—
gain/loss sale of fixed assets			—
Reserve for doubtful accounts	433		433
Deferred tax expense/benefit	(985)	14,019	13,034

Changes in assets and liabilities:
Accounts receivable	2,429		2,429
Inventory	1,801	358	2,159
Other current assets	(514)		(514)
Other long term assets	(18)		(18)
Accounts payable	(2,009)		(2,009)
Accrued expenses	242		242
Customer deposits	251		251
Other long term liabilities	(9)		(9)
Net cash flows from operating activities	2,658	—	2,658

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,099)		(3,099)
Grant proceeds from outside parties			—
Proceeds from (net cost of) disposal of fixed assets	323		323
Net cash flows from investing activities	(2,776)	—	(2,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	29,115		29,115
Repayments of revolving line of credit	(30,650)		(30,650)
Borrowings under other loan agreements	1,300		1,300
Repayments under other loan agreements	(1,432)		(1,432)
Debt issuance costs	(2)		(2)
Proceeds from exercise of stock options	17		17
Proceeds from employee stock plan purchases	—		—
Shares withheld for payment of taxes upon vesting of restricted stock	(77)		(77)
Net cash flows from financing activities	(1,729)	—	(1,729)

Net cash flows for the period	(1,847)	—	(1,847)
Cash and cash equivalents, beginning of period	2,499		2,499
Cash and cash equivalents, end of period	$652	$—	$652

Supplemental cash flow information:
Interest paid	790	790
Income taxes paid	12	12

Non-cash transactions:
Fixed assets purchased with extended payment terms	805	805

	Three Months Ended
	December 27, 2013
	As reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES		(in thousands)
Net income/(loss)	(1,099)	$(232)	(1,331)
Non-cash adjustments:
Stock-based compensation	150		150
Depreciation and amortization	1,195		1,195
Impairment of goodwill & other intg.			—
Directors' fees paid in stock			—
gain/loss sale of fixed assets			—
Reserve for doubtful accounts	244		244
Deferred tax expense/benefit	(629)		(629)

Changes in assets and liabilities:
Accounts receivable	5,972		5,972
Inventory	455	232	687
Other current assets	(392)		(392)
Other long term assets	(91)		(91)
Accounts payable	(3,213)		(3,213)
Accrued expenses	(341)		(341)
Customer deposits	1,012		1,012
Other long term liabilities	(4)		(4)
Net cash flows from operating activities	3,259	—	3,259

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,593)		(2,593)
Grant proceeds from outside parties			—
Proceeds from (net cost of) disposal of fixed assets	323		323
Net cash flows from investing activities	(2,270)	—	(2,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	15,603		15,603
Repayments of revolving line of credit	(17,900)		(17,900)
Borrowings under other loan agreements	1,300		1,300
Repayments under other loan agreements	(706)		(706)
Debt issuance costs	(2)		(2)
Proceeds from exercise of stock options	17		17
Proceeds from employee stock plan purchases			—
Shares withheld for payment of taxes upon vesting of restricted stock	(67)		(67)
Net cash flows from financing activities	(1,755)	—	(1,755)

Net cash flows for the period	(766)	—	(766)
Cash and cash equivalents, beginning of period	2,499		2,499
Cash and cash equivalents, end of period	$1,733	$—	$1,733

Supplemental cash flow information:

Interest paid	403	403
Income taxes paid	11	11

Non-cash transactions:
Fixed assets purchased with extended payment terms		—

Note 21—SUBSEQUENT EVENT

On February 2, 2015, the Company announced its shareholders have elected all seven Vintage Opportunity Fund, LP-nominated directors to IEC’s Board of Directors. Due to the preceding proxy contest, we will incur higher legal and other expenses in the second quarter of fiscal 2015. The change in control event triggers vesting and payment requirements for various compensation agreements which will result in higher stock based compensation and cash outflows in the second quarter of fiscal 2015.

The Company announced the termination of W. Barry Gilbert, its former chief executive officer and appointment, of Jeffrey T. Schlarbaum, its new chief executive officer on February 6, 2015 and February 12, 2015, respectively. On March 30, 2015, the Company announced the resignation of Brett E. Mancini, its Vice President, Business Development and Engineering Solutions. The accrual of potential future severance payments related to these departures will be recorded in the second quarter of fiscal 2015. In addition, during the second quarter of fiscal 2015, we have accrued for the estimated reimbursement to Vintage Opportunity Fund, LP of their costs related to the proxy contest discussed above. Any further impacts of the change in the Board of Directors and executive management cannot be determined.

On May 8, 2015, the Company and M&T entered into a Sixth Amendment to the 2013 Credit Agreement, as previously amended (the “Sixth Amendment”). Pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to December 25, 2015. EBITDARS as amended and restated means, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to December 25, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,000, (b) for the fiscal quarter ending March 27, 2015, $2,625,600, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by Borrower during such Fiscal Quarter in connection with mortgages, environmental site assessments, title insurance and appraisals ("Costs") and (d) for the fiscal quarter ending September 30, 2015, $200,000, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

Additionally, the Sixth Amendment extended each facility’s applicable interest rate margin established under the Fifth Amendment to the 2013 Credit Agreement, which rates otherwise would have expired on March 27, 2015, through March 26, 2016, and thereafter if the Company is not then in compliance with its financial covenants, as follows, per annum: Revolver (4.25% above Libor), Albuquerque Mortgage Loan (4.50% above Libor) and Term Loan B (3.25% above Libor). The applicable unused line fee of 0.50% also was extended through March 26, 2016, and thereafter if the Company is not in compliance with its financial covenants.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in the Company's current report on Form 8-K filed November 18, 2014, the Company engaged Crowe Horwath LLP (“Crowe Horwath”) to serve as the Company’s independent accounting firm for the Company’s fiscal year 2015.

As discussed in the Explanatory Note as well as “Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve” to the consolidated financial statements accompanying this Annual Report on Form 10-K/A , we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and our unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 (the “2014 Restatements”). EFP Rotenberg, LLP ("EFPR"), the Company's independent registered public accounting firm for the fiscal year ended September 30, 2014, disagrees with the Company's conclusion that a full valuation allowance on deferred tax assets is required as of the second quarter of fiscal 2014. The Audit Committee of the Board of Directors has discussed the subject matter of the disagreement, the valuation allowance, with EFPR.

The Company has consulted with the Office of the Chief Accountant of the U. S. Securities and Exchange Commission ("OCA") regarding its interpretation of the authoritative guidance as it relates to the above matters. In response to the request for consultation, the OCA responded that it does not object that a valuation allowance should have been recorded.

The Company has engaged Crowe Horwath to audit this Annual Report on Form 10-K/A. The Company has authorized EFPR to respond fully to the inquiries of Crowe Horwath concerning the subject matter of the disagreement.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Prior to the filing of our Original 2014 10-K, IEC's management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by the Original 10-K Filing.  Based on that evaluation, our then Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective.
Subsequent to our Original 10-K Filing and in connection with the 2014 Restatements discussed elsewhere in this Form 10-K/A, management identified material weaknesses in our internal control over financial reporting related to an error in interpretation of the guidance for the valuation allowance on deferred tax assets and an error in estimated excess and obsolete inventory reserves, as described in Management’s Report on Internal Control over Financial Reporting, below. As a result of this identification of material weaknesses, IEC’s management, with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of September 30, 2014, solely as a result of the material weaknesses described below.

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

Prior to the filing of our Original 10-K Filing, IEC’s management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness, as of September 30, 2014, of our internal control over financial reporting, based on the framework entitled “Internal Controls - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that as of September 30, 2014, our internal control over financial reporting was effective.
Subsequent to our Original 10-K Filing and in connection with the 2014 Restatements discussed elsewhere in this Form 10-K/A, management identified two material weaknesses in our internal control over financial reporting. One was related to an error in interpretation of the guidance for the valuation allowance on deferred tax assets and the other was related to an error in estimating excess and obsolete inventory reserves. As a result of this identification of the material weaknesses, IEC’s management, with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. Based on that reevaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting resulted in the restatement of our fiscal 2014 financial statements included in this Form 10-K/A.
With respect to the deferred tax asset valuation, management identified control deficiencies related to the Company’s use of accounting research tools, consultation with subject matter experts and memos prepared on accounting and tax treatment. Although each control was performed, these controls did not operate effectively with regard to the deferred income tax asset valuation allowance assessment. As discussed in "Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve" to the consolidated financial statements accompanying this Annual Report on Form 10-K/A, the Company incorrectly excluded the goodwill and intangibles impairment charges taken in the fourth quarter of fiscal 2013 from our three year cumulative loss calculation, which resulted in an incorrect conclusion that a full valuation allowance was not required. These deficiencies resulted in material adjustments to the Company’s consolidated financial statements for the fiscal year ended September 30, 2014 as well as the second and third quarter unaudited interim periods during fiscal 2014 and aggregated to a material weakness.
To address this material weakness, we have implemented certain remedial measures. The Company will increase the rigor in our use of accounting research tools control including consideration of well-known public accounting firm publications and interpretations where warranted. The consultation with subject matter experts control will be strengthened to improve the evaluation of the competency and experience of the experts as well as engaging an independent third party outside of our normal service providers, if considered necessary. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
With respect to the excess and obsolete inventory reserve, management identified control deficiencies related to performance and review of journal entries and account reconciliations, memos prepared on accounting and tax treatment and monthly operations review meetings. With the exception of the monthly operations review for the Company's SCB location, each of the above controls were performed. The controls that were performed, however, did not operate effectively with regard to the excess and obsolete inventory reserve estimate. As discussed in "Note 3—Fiscal 2014 Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve" to the consolidated financial statements accompanying this Annual Report on Form 10-K/A, the Company did not appropriately factor in all pertinent information when estimating the excess and obsolete inventory reserve for its SCB and Albuquerque locations. These deficiencies resulted in material adjustments to the Company's consolidated financial statements for the fiscal year ended September 30, 2014 as well as the first, second and third quarter unaudited interim periods during fiscal 2014 and aggregated to a material weakness.
To address this material weakness, we have implemented certain remedial measures. The Company will ensure excess and obsolete inventory reserve calculations are reviewed by appropriate operations management for each site as well as the Chief Financial Officer on a quarterly basis. The excess and obsolete inventory reserve methodology for SCB will now be calculated using the demand, the age of the inventory and specific identification for the top parts determined based on extended value of excess inventory. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

Changes in internal control over financial reporting

As reported in our Original 10-K Filing, during the fiscal quarter ended September 30, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the material weaknesses described above, which relate to the valuation allowance for deferred income tax assets and the excess and obsolete inventory reserve, were identified after the end of the period covered by the Original 10-K Filing. As described above, we have implemented certain measures subsequent to the period covered by the Original 10-K Filing to address these material weaknesses.

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

On November 19, 2014, the Compensation Committee of the Board of Directors of the Company approved compensation arrangements for fiscal 2015 for the Company’s executive officers including W. Barry Gilbert, the Chief Executive Officer (“CEO”), Michael T. Williams, the Chief Financial Officer and Vice President, Finance (“CFO”), and Brett E. Mancini, Vice President, Business Development and Engineering Solutions (“VP”). The arrangements for the CEO were approved by the independent directors on November 20, 2014. The compensation arrangements include salary adjustments for the CFO and VP. The CEO, CFO and VP will participate in the Company’s Management Incentive Plan for 2015, with the potential at target for the CEO to earn an award of 65% of salary, and the CFO and VP to earn an award of 45% of salary, in each case based upon Company sales and net income before taxes and incentives in fiscal 2015. The executives may earn varying awards at minimum levels if thresholds are met, capped at maximum levels, all based upon Company performance. The compensation arrangements also include participation by the CEO, CFO and VP in the Company’s Long Term Incentive Plan (“LTIP”). Under the LTIP restricted stock awards can be earned based upon achievement of Company sales goals in fiscal 2015. At target, the CEO can earn restricted stock valued at 65% of salary, and the CFO and VP can earn restricted stock valued at 45% of salary, with the potential to earn varying amounts of restricted stock at minimum and maximum levels, all based upon Company sales performance. The foregoing summary of the compensation arrangements does not purport to be complete and is qualified in its entirety by reference to the more detailed description that is filed with this Form 10-K/A as Exhibit 10.52, which is incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is presented under the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in IEC’s definitive proxy statement issued in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated in this Form 10-K/A by reference thereto. The information regarding Executive Officers of the Registrant is found in Part I of this Form 10-K/A.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is presented under the captions entitled “Compensation of Named Executive Officers and Directors” and “Election of Directors - Corporate Governance and Board Matters - Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement and is incorporated in this Form 10-K/A by reference thereto.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set out below, the information required by this item is presented under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement and is incorporated in this Form 10-K/A by reference thereto.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is presented under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors and Corporate Governance and Board Matters” contained in the Proxy Statement and is incorporated in this Form 10-K/A by reference thereto.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is presented under the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2015” contained in the Proxy Statement and is incorporated in this Form 10-K/A by reference thereto.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A:

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data” of Part II of this Form 10-K/A. No financial statement schedules are required to be filed by Item 8 of Part II of this Form 10-K/A.

Exhibits

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located immediately following the signature page to this Form 10-K/A. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

Dated: May 11, 2015	By:	/s/ Jeffery T. Schlarbaum
Jeffery T. Schlarbaum
Chief Executive Officer and President

Dated: May 11, 2015	By:	/s/ Michael T. Williams
Michael T. Williams
Vice President of Finance and Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-K/A for Year Ended September 30, 2014
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
4.2
Tax Benefit Preservation Plan Rights Agreement, dated as of July 31, 2014, by and between IEC Electronics Corp. and Registrar and Transfer Company, which includes the Form of Certificate of Designation as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Form of Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2014)

10.1
Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2009)

10.2
Amendment 1, dated as of February 26, 2010, to the Amended and Restated Credit Facility Agreement, dated as of December 16, 2009, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010)

10.3
Second Amended and Restated Credit Facility Agreement, dated as of July 30, 2010, by and among IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2010)

10.4
Third Amended and Restated Credit Facility Agreement dated December 17, 2010 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2010)

10.5
Letter Dated November 17, 2011 from Manufacturers and Traders Trust Company, accepted by IEC Electronics Corp., related to Third Amended and Restated Credit Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2011)

10.6
Fourth Amended and Restated Credit Facility Agreement, dated January 18, 2013, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2013

10.7
ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013

10.8
Schedule to ISDA Master Agreement dated January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 25, 2013

10.9
Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 25, 2013

10.10
First Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.11
Second Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013)

10.12
Third Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of November 8, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2013)

10.13
Fourth Amendment to Fourth Amended and Restated Credit Facility Agreement, dated as of December 13, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.14
Fifth Amendment to Fourth Amended and Restated Credit Facility Agreement, dated February 4, 2014, by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2014)

10.15*
Form of Indemnity Agreement between IEC Electronics Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.16*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended on February 4, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.17*
Form of Incentive Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.18*
Form of Outside Director Stock Option Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.19*
Form of Restricted Stock Award Agreement pursuant to 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.20*
IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan, as amended May 23, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)

10.21*
Form of Incentive Stock Option Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.22*
Form of Employee Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.23*
Form of Director Restricted Stock Agreement pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

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

10.45*	Amended Salary Arrangement with Executive Officers (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.46*	Summary of 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.47*	Summary of 2013 Long Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)
10.48*	Summary of Modifications to Compensation for Independent Directors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.49*	Salary Arrangements with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.50*	Summary of Management Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.51*	Summary of Long Term Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.52*	Compensation Arrangements with Executive Officers for Fiscal 2015
16.1	Letter from EFP Rotenberg LLP dated September 10, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 11, 2014)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Former Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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