Form 10-Q
period 2014-12-26
IEC ELECTRONICS CORP
filed 2015-05-11
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2014
or
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

Common Stock, $0.01 par value – 10,180,308 shares as of May 6, 2015

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2014 and SEPTEMBER 30, 2014
(in thousands, except share and per share data)

	December 26, 2014	September 30, 2014
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$354	$1,980
Accounts receivable, net of allowance	20,973	22,347
Inventories, net	28,116	22,526
Deferred income taxes	—	—
Other current assets	1,719	3,597
Total current assets	51,162	50,450

Fixed assets, net	17,959	17,850
Intangible assets, net	2,329	2,392
Goodwill	2,005	2,005
Deferred income taxes	—	—
Other long term assets	202	299

Total assets	$73,657	$72,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,908
Accounts payable	19,668	17,732
Accrued payroll and related expenses	2,399	3,203
Other accrued expenses	992	1,008
Customer deposits	2,542	1,553
Total current liabilities	28,509	26,404

Long-term debt	27,765	28,479
Other long-term liabilities	667	708
Total liabilities	56,941	55,591

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized: 50,000,000 shares Issued: 11,269,610 and 11,146,571 shares, respectively Outstanding: 10,249,806 and 10,126,767 shares, respectively	112	111
Additional paid-in capital	44,407	44,302
Retained earnings/(accumulated deficit)	(26,349)	(25,554)
Treasury stock, at cost: 1,019,804 shares	(1,454)	(1,454)
Total stockholders' equity	16,716	17,405

Total liabilities and stockholders' equity	$73,657	$72,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 26, 2014 and DECEMBER 27, 2013
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 26, 2014	December 27, 2013
		(restated)
Net sales	$30,943	$32,138
Cost of sales	27,691	28,760
Gross profit	3,252	3,378

Selling and administrative expenses	3,602	3,791
Restatement and related expenses	(89)	1,156
Operating profit/(loss)	(261)	(1,569)

Interest and financing expense	534	360
Other expense/(income)	—	19
Income/(loss) before income taxes	(795)	(1,948)

Provision for/(benefit from) income taxes	—	(617)
Net income/(loss)	$(795)	$(1,331)

Net income/(loss) per common and common equivalent share:
Basic	$(0.08)	$(0.14)
Diluted	(0.08)	(0.14)

Weighted average number of common and common equivalent shares outstanding:
Basic	9,864,927	9,780,896
Diluted	9,864,927	9,780,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 26, 2014 and DECEMBER 27, 2013
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
			(restated)
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(1,331)	—	(1,331)
Stock-based compensation	—	150	—	—	150
Restricted (non-vested) stock grants, net of forfeitures	—	—	—	—	—
Exercise of stock options	1	21	—	(5)	17
Shares withheld for payment of taxes upon vesting of restricted stock	—	(67)	—	—	(67)

Balances, December 27, 2013	$111	$43,906	$(11,814)	$(1,440)	$30,763

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014, restated	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(795)	—	(795)
Stock-based compensation	—	141	—	—	141
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	4	—	—	4
Shares withheld for payment of taxes upon vesting of restricted stock	—	(39)	—	—	(39)

Balances, December 26, 2014	$112	$44,407	$(26,349)	$(1,454)	$16,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 26, 2014 and DECEMBER 27, 2013
(unaudited; in thousands)

	Three Months Ended
	December 26, 2014	December 27, 2013
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(795)	$(1,331)
Non-cash adjustments:
Stock-based compensation	141	150
Depreciation and amortization	1,240	1,195
Reserve for doubtful accounts	(157)	244
Deferred tax expense/benefit	—	(629)
Changes in assets and liabilities:
Accounts receivable	1,531	5,972
Inventory	(5,590)	687
Other current assets	1,180	(392)
Other long term assets	94	(91)
Accounts payable	1,847	(3,213)
Accrued expenses	(820)	(341)
Customer deposits	989	1,012
Other long term liabilities	(41)	(4)
Net cash flows from operating activities	(381)	3,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,194)	(2,593)
Grant proceeds from outside parties	698	—
Proceeds from (net cost of) disposal of fixed assets	—	323
Net cash flows from investing activities	(496)	(2,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	16,429	15,603
Repayments of revolving line of credit	(16,416)	(17,900)
Borrowings under other loan agreements	—	1,300
Repayments under other loan agreements	(727)	(706)
Debt issuance costs	—	(2)
Proceeds from exercise of stock options	4	17
Shares withheld for payment of taxes upon vesting of restricted stock	(39)	(67)
Net cash flows from financing activities	(749)	(1,755)

Net increase/(decrease) in cash and cash equivalents	(1,626)	(766)
Cash and cash equivalents, beginning of period	1,980	2,499
Cash and cash equivalents, end of period	$354	$1,733

Supplemental cash flow information:
Interest paid	$345	$403
Income taxes paid	—	11

Non-cash transactions
Fixed assets purchased with extended payment terms	89

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.

Generally Accepted Accounting Principles

IEC's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as set forth in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 26, 2014 and December 27, 2013 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

Cash and Cash Equivalents

The Company's cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company ("M&T Bank" and "M&T"), a banking corporation headquartered in Buffalo, NY.

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

Reviewing Long-Lived Assets for Potential Impairment

The Company tests long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of an asset exceeds the undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment during the first three months of fiscal 2015 or fiscal 2014.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination.  Most of IEC's recorded goodwill relates to SCB acquired in December 2010, and a lesser portion relates to Celmet, which was acquired in July 2010.
Goodwill is not amortized but is reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The Company performs its annual impairment test for SCB goodwill during the third quarter.  The Company may elect to precede a quantitative review for impairment with a qualitative assessment of the likelihood that fair value of a particular reporting unit exceeds carrying value.  If the qualitative assessment leads to a conclusion that it is more than 50 percent likely that fair value of the reporting units exceeds its carrying value, then no further testing is required.  In the event of a less favorable outcome, the Company is required to proceed with quantitative testing.

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to its carrying value.  If the fair value of the unit exceeds its carrying value, no further assessment of potential impairment is required.  If the fair value of the unit is less than its carrying value, a valuation of the unit's individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies have been recorded by IEC during the first three months of fiscal 2015 or fiscal 2014.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during the first three months of fiscal 2015 or fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in the first three months of fiscal 2015 or fiscal 2014.

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

The Company also has an employee stock purchase plan ("ESPP") that provides for a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement discussed below (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013). Operation of the ESPP was resumed effective October 1, 2014. Subsequent to the end of the first fiscal quarter, on February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC).

Restatement and Related Expenses

Restatement and related expenses represents third-party expenses arising from the restatement of labor and overhead costs in work-in-process inventory at SCB. The Company restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter, (the "Prior Restatement").  These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation.  The Company receives reimbursement for certain of these expenses which may result in a benefit in a given period.

The Company also restated its consolidated financial statements for the fiscal year ended September 30, 2014 its interim financial statements for each quarterly period within the year ended September 30, 2014, included in the Company's Annual Report on Form 10-K/A to correct an error in the valuation allowance on deferred income tax assets as well as an error in the estimate of excess and obsolete inventory reserves (the "2014 Restatements"). No Restatement and related expenses were incurred during the first quarter of fiscal 2015 related to the 2014 Restatements.

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

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, and anticipated issuance through the employee stock purchase plan.  Options and restricted stock are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended
Shares for EPS Calculation	December 26, 2014	December 27, 2013

Weighted average shares outstanding	9,864,927	9,780,896
Incremental shares	—	—
Diluted shares	9,864,927	9,780,896

Anti-dilutive shares excluded	678,943	468,132

As a result of the net loss for the three months ended December 26, 2014 and December 27, 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

Recently Issued Accounting Standards

FASB ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force),” was issued July 2013 and is effective for fiscal years beginning after December 15, 2013. ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company adopted this ASU in the first quarter of fiscal 2015 and there was no impact upon adoption.

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

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods ending after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

NOTE 2—RESTATEMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE AND EXCESS AND OBSOLETE INVENTORY RESERVE
The Consolidated Balance Sheet at September 30, 2014 and Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the year then ended and the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 have been restated.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the three months ended December 27, 2013 follows:

Three months ended
December 27, 2013
(in thousands)
Net income/(loss) - Previously reported	$(1,099)
Deferred tax asset valuation allowance adjustment	—
Excess and obsolete inventory reserve adjustment	(232)
Net income/(loss) - Restated	$(1,331)

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated income statement for the three months ended December 27, 2013 follows:

	Three Months Ended
	December 27, 2013
	As Reported	Adjustment	Restated
(in thousands, except per share data)
Cost of sales	$28,528	$232	$28,760
Gross profit	3,610	(232)	3,378
Operating profit /(loss)	(1,337)	(232)	(1,569)
Income/(loss) before income taxes	(1,716)	(232)	(1,948)
Net income /(loss)	(1,099)	(232)	(1,331)
Net income /(loss) per share	$(0.11)	$(0.03)	$(0.14)

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

During the process of closing the first quarter of fiscal 2015, the Company revisited its determination regarding the valuation of its deferred tax assets. After consulting applicable accounting guidance and interpretations thereof, the Company determined that the impairment charge should not have been excluded from the cumulative loss calculation. Once a cumulative three year loss is identified, it is very difficult to overcome this negative evidence. IEC does not believe there is enough positive evidence to outweigh the cumulative three year loss. Based on this interpretation, the Company is now recording a full valuation allowance beginning in the second quarter of fiscal 2014, which is when the Company first accumulated a three year loss. As such, an error in the valuation allowance on deferred income tax assets has been identified resulting in an understatement of tax expense and overstatement of deferred tax assets. The Company determined this error was material and required restatement of its consolidated financial statements for fiscal 2014 as well as the second, third and fourth quarters of fiscal 2014.

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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary follows of activity in the allowance for doubtful accounts during the three months ended December 26, 2014 and December 27, 2013.

	Three Months Ended
Allowance for Doubtful Accounts	December 26, 2014	December 27, 2013
(in thousands)
Allowance, beginning of period	$525	$452
Provision for doubtful accounts	(104)	244
Write-offs	(53)	—
Allowance, end of period	$368	$696

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	December 26, 2014	September 30, 2014
(in thousands)		(restated)
Raw materials	$21,036	$16,769
Work-in-process	9,055	7,906
Finished goods	1,327	757
Total inventories	31,418	25,432
Reserve for excess/obsolete inventory	(3,302)	(2,906)
Inventories, net	$28,116	$22,526

The Company has restated its excess and obsolete inventory reserve for the fiscal year ended September 30, 2014 and interim quarterly periods during the fiscal year then ended. The restatement is further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	December 26, 2014	September 30, 2014
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	13,494	13,452
Leasehold improvements	1,458	1,458
Machinery and equipment	27,744	26,996
Furniture and fixtures	7,320	7,207
Construction in progress	761	381
Total fixed assets, at cost	52,378	51,095
Accumulated depreciation	(34,419)	(33,245)
Fixed assets, net	$17,959	$17,850

Depreciation expense during the three months ended December 26, 2014 and December 27, 2013 follows:

	Three Months Ended
	December 26, 2014	December 27, 2013
(in thousands)
Depreciation expense	$1,173	$1,109

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

The Company recorded an impairment of the customer relationship intangible asset of $2.4 million in the fourth quarter of fiscal 2013.  There has been no further impairment of SCB customer relationships during the first three months of fiscal 2015 or fiscal 2014.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	December 26, 2014	September 30, 2014
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,619)	(1,556)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,329	$2,392

Amortization expense during the three months ended December 26, 2014 and December 27, 2013 follows:

	Three Months Ended
Amortization Expense	December 26, 2014	December 27, 2013
(in thousands)
Intangible amortization expense	$64	$64

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended December,
2015	$253
2016	234
2017	234
2018	234
2019	203
2020 and thereafter	1,171

NOTE 7—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 were $13.7 million and $0.1 million, respectively, prior to the impairment described below.

Since its acquisition, SCB has operated as a reporting unit of the Company, primarily in the aerospace & defense (previously disclosed as military & aerospace) market sector.  As previously disclosed, due to changing circumstances, the Company determined it was necessary to perform a quantitative assessment which resulted in a goodwill impairment charge of $11.8 million recorded in the fourth quarter of fiscal 2013.

There has been no further impairment of SCB goodwill during the first three months of fiscal 2015 or fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	December 26, 2014	September 30, 2014
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Goodwill, net	$2,005	$2,005

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		December 26, 2014		September 30, 2014
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$7,444	4.44%	$7,431	4.44%
Term Loan A	f	2/1/2022	7,870	3.98	8,148	3.98
Term Loan B	v	2/1/2023	11,433	3.41	11,783	3.41
Albuquerque Mortgage Loan	v	2/1/2018	2,667	4.69	2,733	4.69
Celmet Building Term Loan	f	11/7/2018	1,159	4.72	1,192	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			30,673		31,387
Less: current portion			(2,908)		(2,908)
Long-term debt			$27,765		$28,479

(1) Rates noted are before impact of interest rate swap.

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At December 26, 2014, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $14.6 million and $8.5 million during the three months ended December 26, 2014 and December 27, 2013, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $18 thousand and $11 thousand during the three months ended December 26, 2014 and December 27, 2013, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

The 2013 Credit Agreement permits an aggregate maximum of $3.5 million of dividends and stock repurchases prior to February 1, 2023 absent default at the time of the applicable payment.
On November 8, 2013, the Company obtained an amendment to the 2013 Credit Agreement (the “Celmet Building Amendment”) for the Celmet Building Term Loan for $1.3 million. The proceeds were used to reimburse the Company’s cost of purchasing the Rochester, New York facility.

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS") , (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) as described in the tables below.

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as shown in the table below. On December 13, 2013 and February 4, 2014 we obtained further amendments to the 2013 Credit Agreement (the “First 2014 Amendment” and “Second 2014 Amendment”, respectively, and together the “2014 Amendments”) which modified the ratios. Covenant Ratios currently in effect are as follows:

•	Debt to EBITDARS Ratio: (a)
2013 Credit Agreement, after Second 2014 Amendment:
	12/26/2014 through and including 3/26/2015	< 4.50 to 1.00
	3/27/2015 through and including 6/25/2015	<3.50 to 1.00
	6/26/2015 through and including 9/29/2015	<3.25 to 1.00
	09/30/2015 and thereafter	< 2.75 to 1.00

•	Fixed Charge Coverage Ratio: (b)
2013 Credit Agreement, after Second 2014 Amendment:
	12/26/2014 through and including 3/26/2015	≥1.00 to 1.00
	03/27/2014 through and including 6/25/2015	≥1.15 to 1.00
	6/26/2015 and thereafter	≥1.25 to 1.00

(a)	The ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.

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

At December 26, 2014, the Company was not in compliance with the Debt to EBITDARS Ratio, the Quarterly EBITDARS covenant and the Fixed Charge Coverage Ratio. At September 30, 2014 and June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company has obtained waivers from M&T Bank with respect to such noncompliance. As a result of the 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment does not require measurement of the Debt to EBITDARS Ratio or the Fixed Charge Coverage Ratio for any quarter during fiscal 2014.

The waivers received by the Company for failure to comply with the financial covenants during the first and second quarters of fiscal 2014 did not affect the quarterly calculation of the applicable interest rate margin for the Revolver and Albuquerque Mortgage Loan and the Revolver unused fees. However, the Second 2013 Amendment modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility. The applicable margins are determined based on the Debt to EBITDARS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter. The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second 2013 Amendment resulted in an increase of 0.25% in the effective rate applicable to those two loans and the unused commitment fee for the Revolver remained unchanged. However, the First 2014 Amendment fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case for the period December 13, 2013 through December 13, 2014 and if the Company was not compliant with financial covenants on December 13, 2014, during the period of non-compliance. The Second 2014 Amendment further fixed the applicable margins at the rates noted in the First 2014 Amendment through March 27, 2015 and if the Company is not compliant with financial covenants on March 27, 2015, during the period of non-compliance.

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

Other Credit Facilities

Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December 26,
2015	$2,908
2016 (1)	10,352
2017	2,908
2018	5,147
2019 and thereafter	9,358
$30,673

(1) Includes Revolver balance of $7.4 million at December 26, 2014

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

The fair value of the interest rate swap agreement represented an asset of $0.2 million at both December 26, 2014 and September 30, 2014 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended December 26, 2014 within interest expense.

The fair value of the interest rate swap of $0.2 million and $0.2 million is recorded in other long term assets in the Consolidated Balance Sheet at December 26, 2014 and September 30, 2014, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At December 26, 2014, the interest rate swap agreement was an asset with a fair value of $0.2 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of variable rate debt at period end follows:

	December 26, 2014		September 30, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	6,733	7,870	6,924	8,148
Celmet Building Term Loan	1,004	1,159	1,035	1,192

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	December 26, 2014	December 27, 2013
(in thousands)
Reserve, beginning of period	$251	$219
Provision	37	104
Warranty costs	(60)	(93)
Reserve, end of period	$228	$230

NOTE 12—DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates.  These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects.  Deferred grants of $0.7 million were recorded during the year ended September 30, 2014, from such grant programs.

One of the Company’s grants is a loan to grant agreement.  The Company has signed a promissory note, which will be forgiven if certain employment targets at the Newark, NY facility are obtained at future dates.  If the employment targets are not obtained, the Company is obligated to repay the loan with interest.  As the Company intends to comply with these agreements, the Company has recorded the funds received as a deferred amount within other long-term liabilities on the balance sheet.

The Company received a government grant for the purchase of equipment upgrades to accommodate existing and anticipated business growth. Required employment targets at the Newark, NY facility for this grant have been met as of September 30, 2014.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations.  One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $41 thousand and $5 thousand for the deferred grants for the three months ended December 26, 2014 and December 27, 2013, respectively.

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

Stock compensation expense recorded under the plans totaled $0.1 million and $0.2 million for the three months ended December 26, 2014 and December 27, 2013, respectively.  Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates the fair value of the option using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the 2010 Plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 26, 2014 are included in the table below, there were no options granted during the three months ended December 27, 2013.

Three Months Ended
Valuation of Options	December 26, 2014

Assumptions for Black-Scholes:
Risk-free interest rate	1.43%
Expected term in years	4.5
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	26,000
Weighted average fair value per share	$1.92
Fair value of options granted (000's)	$50

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 26, 2014		December 27, 2013
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	234,000	$4.48	246,383	$4.38
Granted	26,000	5.41	—
Exercised	(2,000)	1.76	(14,504)	1.37
Shares withheld for payment of taxes upon exercise of stock option	—	—	(996)	1.43
Forfeited	(4,100)	5.78	(8,983)	5.87
Expired	(2,500)	7.53	—
Outstanding, end of period	251,400	$4.55	221,900	$4.58

For options expected to vest
Number expected to vest	220,961	$4.50	212,732	$4.51
Weighted average remaining term, in years	3.2		3.5
Intrinsic value (000s)		$257		$137

For exercisable options
Number exercisable	125,900	$3.73	114,750	$3.15
Weighted average remaining term, in years	1.5		2.1
Intrinsic value (000s)		$216		$137

For non-exercisable options
Expense not yet recognized (000s)		$178		$159
Weighted average years to be recognized	2.9		2.3

For options exercised
Intrinsic value (000s)		$7		$43

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Three Months Ended
	December 26, 2014		December 27, 2013
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	112,350	$2.15	138,350	$2.51
Granted	26,000	1.92	—
Vested	(8,750)	2.47	(22,217)	2.40
Forfeited	(4,100)	2.26	(8,983)	5.87
Non-vested, end of period	125,500	$2.08	107,150	$2.54

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 26, 2014		December 27, 2013
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	322,873	$4.97	275,474	$5.96
Granted	128,195	5.29	39,000	3.91
Vested	(16,152)	5.65	(48,640)	5.28
Shares withheld for payment of taxes upon vesting of restricted stock	(7,373)	5.25	(15,639)	5.11
Forfeited	—	—	(3,963)	6.10
Outstanding, end of period	427,543	$5.04	246,232	$5.93

For non-vested shares
Expense not yet recognized (000s)		$1,260		$797
Weighted average remaining years for vesting		3.2		3.2

For shares vested
Aggregate fair value on vesting dates (000s)		$123		$303

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  The ESPP was reinstated effective October 1, 2014. Subsequent to the end of the first fiscal quarter, on February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC).

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $6.0 thousand for the three months ended December 26, 2014. Compensation expense recognized under the ESPP was $1.0 thousand for the three months ended December 26, 2014. There were no employee contributions or compensation expense recognized under the ESPP during the three months ended December 27, 2013.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.  In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the 2010 Plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay, and has not paid, any meeting fees in stock during the period since May 21, 2013.

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  During the first three months of fiscal 2015, the Company contributed 25% of the first 6% contributed by all employees at all locations. During the first three months of fiscal 2014, the Company contributed 25% of the first 6% contributed by employees at its Albuquerque operating location. Contributions during the three months ended December 26, 2014 and December 27, 2013 totaled $63 thousand and $8 thousand, respectively.

NOTE 15—INCOME TAXES

Provision for income taxes during the three months ended December 26, 2014 and December 27, 2013 follows:

	Three Months Ended
Income Tax Provision/Benefit	December 26, 2014	December 27, 2013
(in thousands)
Provision for/(benefit from) income taxes	$—	$(617)

The Company restated to record a full valuation allowance on all deferred tax assets during the second quarter of fiscal 2014. The restatement is further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Although we have recorded a full valuation allowance for all deferred tax assets, including net operating loss carryforwards ("NOLs"), these NOLs remain available to the Company to offset taxable income and reduce tax payments. IEC has federal NOLs for income tax purposes of approximately $16.3 million at September 30, 2014, expiring mainly in years 2021 through 2025, with a small portion expiring in 2034.

At September 30, 2014, the Company also had state NOLs of $27.7 million, expiring mainly in years 2021 through 2025 and $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2028.  The credits cannot be utilized until the New York NOL is exhausted. Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, it is more likely than not that the New York state NOLs and credits will not be realized.

Due to the Company's NOLs, a provision for pre-tax income was not recorded in the first quarter of fiscal 2015.
NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 26, 2014	December 27, 2013

Aerospace & Defense (previously Military & Aerospace)	45%	53%
Medical	29%	20%
Industrial	23%	22%
Communications & Other	3%	5%
	100%	100%

Four individual customers each represented 10% or more of sales for the three months ended December 26, 2014. Two customers in the medical sector represented 15% and 10% of sales, one customer in the industrial sector represented 16% of sales and one customer in the aerospace & defense sector represented 11% of sales. For the three months ended December 27, 2013, one customer in the industrial sector represented 13% of sales.

Two individual customers represented 10% or more of receivables and accounted for 24% of outstanding balances at December 26, 2014. One individual customer represented 10% or more of receivables and accounted for 11% of the outstanding balances at December 27, 2013.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases.  In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-Q, the Company expects to exceed the minimum purchase requirements under the agreement, thereby avoiding any termination fee.

NOTE 19—SUBSEQUENT EVENTS

On February 2, 2015, the Company announced its shareholders have elected all seven Vintage Opportunity Fund, LP-nominated directors to IEC’s Board of Directors. Due to the preceding proxy contest, we anticipate higher legal and other expenses in the second quarter of fiscal 2015. The change in control event triggers vesting and payment requirements for various compensation agreements which will result in higher stock based compensation and cash outflows in the second quarter of fiscal 2015.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: additional information that may arise as a result of the 2014 Restatements; our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers' industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological; engineering and other start-up issues related to new programs and products; uncertainties as to availability and timing of governmental funding for our customers; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; natural disasters; and other factors that we may not have currently identified or quantified.  Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

Except as required by law, all forward looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us.  When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference.  In particular, you should consider the Risk Factors identified in Item 1 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and in the Company’s subsequently filed SEC reports.  You should read this document and the documents that we incorporate by reference into this Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC Electronics Corp. conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, SCB, Celmet and DRTL described in Note 1—Our Business and Summary of Significant Accounting Policies – Our Business and Consolidation.

IEC Electronics Corp. ("IEC", "we", "our", “us”, “Company”) is a provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology for mission-critical applications.  We specialize in the custom manufacture of high reliability, complex circuit board and system-level assemblies; a wide array of cable and wire harness assemblies, precision metal assemblies and provide laboratory services for advanced research and testing.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-

intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•
A technology center that combines dedicated prototype manufacturing with an on-site laboratory capable of solving our customers' complex design and reliability issues, enabling the seamless transition concept to production.

•
An in-house engineering development team capable of designing and building custom, functional testing systems to certify the reliability of our customers' complex system-level products and support of end-order fulfillment.

•
A testing services laboratory that enables us to provide our customers with complex failure analysis of electronic components as well as component risk mitigation planning for obsolete and suspect parts utilized in life threatening and mission-critical systems.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	Proprietary software-driven Web Portal which provides customers real-time access to their critical, project specific data.

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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012 (“FY 2012”) and Quarterly Report on Form 10-Q/A for the quarter ended December 28, 2012 (“Q1-2013”), both filed with the SEC on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB (the "Prior Restatement").  The Company restated: (i) its previously issued consolidated financial statements for FY 2012, as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for Q1-2013 as included in its Quarterly Report on Form 10-Q for Q1-2013.

2014 Restatements

As discussed further in this Management’s Discussion and Analysis and in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, we restated our previously issued consolidated financial statements for fiscal year ended September 30, 2014 (“FY 2014”) and our unaudited interim financial statements for the fiscal quarters ended March 28, 2014 (“Q2-2014”) and June 27, 2014 (“Q3-2014”) due to an error in the valuation allowance on deferred income tax assets resulting in an understatement of income tax expense and a corresponding overstatement of deferred income tax assets during Q2-2014 of approximately $14.0 million. Income tax expense was overstated and deferred income tax assets were understated by $3.0 thousand and $1.8 million in Q3-2014 and the fiscal quarter ended September 30, 2014 ("Q4-2014"), respectively. In FY 2014, income tax expense was understated and deferred income tax assets were overstated by approximately $12.3 million.

In addition, we restated our previously issued consolidated financial statements for FY 2014, and the unaudited interim financial statements for Q3-2014, Q2-2014 and the fiscal quarter ended December 27, 2013 ("Q1-2014") due to an error in the estimation of the excess and obsolete inventory reserve at two operating locations, which resulted in an understatement of cost of goods sold and overstatement of inventory. Cost of goods sold was understated by approximately $0.2 million, $0.1 million, $0.1 million and $0.3 million in Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. Inventory was overstated by approximately $0.2 million, $0.4 million, $0.4 million and $0.7 million as of the end of Q1-2014, Q2-2014, Q3-2014 and

Q4-2014, respectively. For FY 2014, cost of goods sold was understated and inventory was overstated by approximately $0.7 million. We refer to the restatements related to the deferred tax asset valuation allowance and excess and obsolete inventory reserve as the 2014 Restatements.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 26, 2014	December 27, 2013
(in thousands)		(restated)
Net sales	$30,943	$32,138

Gross profit	3,252	3,378
Selling and administrative expenses	3,602	3,791
Restatement and related expenses	(89)	1,156
Interest and financing expense	534	360
Other expense/(income)	—	19
Income/(loss) before income taxes	(795)	(1,948)
Provision for/(benefit from) income taxes	—	(617)
Net income/(loss)	$(795)	$(1,331)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 26, 2014	December 27, 2013

Aerospace & Defense (previously Military & Aerospace)	45%	53%
Medical	29%	20%
Industrial	23%	22%
Communications & Other	3%	5%
	100%	100%

Revenue decreased in the first quarter of fiscal 2015 by $1.2 million or 3.7% as compared to the first quarter of the prior fiscal year. Decreases in the aerospace & defense market sector as well as the communications & other market sector of $2.9 million and $0.7 million, respectively were partially offset by an increase of $2.5 million in the medical market sector.

Various decreases and increases for our aerospace & defense customers resulted in a net decrease of $2.9 million. Decreases of $4.5 million resulted from lower demand for several of our customers. Programs frequently fluctuate in demand or end and are replaced by new programs. Some of the decreases in demand were due to new program delays due to design and testing and some were due to delays in government funding. The winding down of three programs caused $1.8 million of the decrease and the decision to end a customer relationship combined with the loss of one customer caused an aggregate decrease of $0.4 million. The decreases were partially offset by increases in demand from existing customers. New programs with existing customers increased revenue by $1.0 million. Increased demand from several existing programs of $2.8 million also partially offset the decreases.

The net decrease in the communications & other market sector of $0.7 million resulted primarily from ending two customer relationships, one of which was due to lack of profitability.

Revenue for the medical market sector increased $2.5 million primarily due to increases in demand. Higher demand from our medical customer that was awaiting FDA approval in fiscal 2014, caused an increase of $1.6 million. In the first quarter of the prior fiscal year, this customer was seeking FDA approval for modifications to its existing programs which caused the programs to be put on hold. The hold was lifted during the third quarter of fiscal 2014 and the customer's testing was completed in the fourth quarter. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase in the first quarter of fiscal 2015. Revenue for another medical customer increased $1.6 million due to higher demand. The remaining net decrease was due to fluctuations in demand at other customers.

Although revenue in the industrial market sector was flat compared to the first quarter of the prior fiscal year, there were fluctuations for some of our customers. The net decrease caused by demand fluctuations at three of our customers was offset by a new program from an existing customer.

Our first quarter gross profit was flat at 10.5% of sales in the first quarter of the current fiscal year as well as the first quarter of the prior fiscal year. Several factors impacted gross margin including reduced leverage on fixed manufacturing costs caused by lower sales volume, changes in customer mix and higher labor costs. Higher labor costs were due to the continued onboarding of additional labor for the growth in our medical market sector. Offsetting these decreases were lower material costs resulting from improvements in supply chain management.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.2 million, and represented 11.6% of sales in the first quarter of fiscal 2015, compared to 11.8% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower bad debt expense.

During the first quarter of fiscal 2015, the Company incurred legal and other expenses included in S&A related to a proxy contest related to the Company's board of directors. We anticipate higher legal and other expenses as a result of the recent activities discussed further in Note 19—Subsequent Events. In addition, we anticipate higher stock based compensation and cash outflows related to the change in control in the second quarter of fiscal 2015.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. During the first quarter of fiscal 2015, restatement and related expenses of $0.5 million were more than offset by $0.6 million of partial reimbursement for certain expenses incurred. As previously announced, the Company reached resolution of certain directors and officers liability insurance claims during the fourth quarter of the prior fiscal year. As part of the resolution, the Company reached agreement with its primary insurance carrier as to the scope of coverage for certain expenses incurred after June 30, 2014. Resolution had not been reached as of the first quarter of the prior fiscal year, therefore no insurance reimbursement offset the $1.2 million of restatement and related expenses. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. We also anticipate additional Restatement and related expenses during the remainder of the current fiscal year and going forward related to the 2014 Restatements.

Interest expense increased by $0.1 million compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.2 million of higher interest expense in the first quarter of the current fiscal year compared to the prior fiscal year. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.6% higher than in the first quarter of the prior fiscal year. Our average outstanding debt balances declined from $36.5 million for the first quarter of fiscal 2014 to $29.5 million for the first quarter of fiscal 2015. Average borrowings in the first quarter of fiscal 2015 were lower than the first quarter of the prior fiscal year due to repayments on term debt as well as lower revolver borrowing. Cash paid for interest was approximately $0.3 million and $0.4 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 8—Credit Facilities.
There was no income tax expense or benefit in the first quarter of fiscal 2015 as we have net operating loss carryforwards (“NOLs”) to offset any current tax expense and a full valuation on all deferred tax assets. As part of the 2014 Restatements, described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, a full valuation allowance was recorded in the second quarter of fiscal 2014. In the first quarter fiscal 2014, our effective tax rate was approximately 32%.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. At the end of fiscal 2014, the carryforwards amounted to approximately $16.3 million. The carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of December 26, 2014 outstanding capital expenditure commitments were $0.4 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
Cash Flow Data	December 26, 2014	December 27, 2013
(in thousands)
Cash and cash equivalents, beginning of period	$1,980	$2,499
Net cash flow from:
Operating activities	(381)	3,259
Investing activities	(496)	(2,270)
Financing activities	(749)	(1,755)
Net (decrease) increase in cash and cash equivalents	(1,626)	(766)
Cash and cash equivalents at end of period	$354	$1,733

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $0.4 million for the first three months of fiscal 2015.  Cash flow used in operations, before considering changes in working capital, in the first three months of fiscal 2014 was $0.4 million.  The increase was primarily driven by an improvement in net loss of $0.5 million compared to the first three months of the prior fiscal year. Deferred tax expense decreased by $0.6 million compared to fiscal 2014 due to a change in the deferred tax asset valuation. Working capital used cash flows of $0.8 million in the first three months of fiscal 2015 and provided cash flows of $3.6 million in the first three months of fiscal 2014.  The change in working capital in the first three months of fiscal 2015 was due to an increase in inventory of $5.6 million, partially offset by a decrease in accounts payable and customer deposits of $1.8 million and $1.0 million, respectively. The increase in inventory was driven by aerospace & defense customers requiring purchases of inventory in advance for testing prior to production as well as delays in some smaller programs. Further increases were for production ramps for relatively new medical customers and a ramp in production volume for one industrial customer. Decreases in accounts receivable and other current assets also contributed to cash flow provided by operations, while a decrease in accrued payroll and related expenses used cash flow. Accounts receivable decreased $1.5 million mainly due to lower sales volume in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. A decrease in other current assets of $1.2 million was due to receipt of an insurance reimbursement.

Investing activities

Cash flows used in investing activities were $0.5 million and $2.3 million for the first three months of fiscal 2015 and 2014, respectively.  Cash flows used in the first three months of fiscal 2015 primarily consisted of the purchases of equipment and, to a lesser extent, building improvements totaling $1.2 million, partially offset by cash received from a community development block grant of $0.7 million. The community development block grant was initiated in fiscal 2012 but not completed and submitted for reimbursement until September 2014. Cash used in the first three months of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.

Financing activities

Cash flows used in financing activities were $0.7 million for the first three months of fiscal 2015 and cash flows used in financing activities were $1.8 million for the first three months of fiscal 2014.  During the first three months of fiscal 2015, net repayments under all credit facilities were $0.7 million and the net borrowing under the revolver remained flat. In the first three months of fiscal 2014, net cash flows reduced outstanding credit facilities by $1.8 million, due to net repayments funded by operations.

Credit Facilities

At December 26, 2014, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $7.4 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS"), (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At December 26, 2014, the Company was not in compliance with the Debt to EBITDARS Ratio, the Quarterly EBITDARS covenant and the Fixed Charge Coverage Ratio. We have obtained waivers from M&T Bank with respect to such noncompliance.  As a result of the restatement as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP at September 30, 2014. The Company received a waiver from M&T regarding this event of default.

An amendment to the 2013 Credit Agreement obtained in February 2014 did not require measurement of the Debt to EBITDARS Ratio or the Fixed Charge Coverage Ratio for any quarter during fiscal 2014. Amendments to the 2013 Credit Agreement obtained in May 2013, August 2013, December 2013 and February 2014, which modified financial covenants and related definitions, are more particularly described in Note 8—Credit Facilities.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	December 26, 2014	September 30, 2014	December 26, 2014	September 30, 2014
(restated)
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$1,121	$2,641
Debt to EBITDARS Ratio	Maximum 4.50x	Not Measured	4.80x	Not Measured	(a)
Fixed Charge Coverage Ratio (b)	Minimum 1.00x	Not Measured	0.80x	Not Measured	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	December 26, 2014	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	$(795)	$1,034
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,241	1,218
Interest expense	534	386
Non-cash stock compensation	141	164
EBITDARS	$1,121	$2,641

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	December 26, 2014	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	$(795)	$1,034
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,241	1,218
Interest expense	534	386
Non-cash stock compensation	141	164
Unfinanced capital expenditures	(583)	(512)
Income taxes paid	—	(3)
Adjusted EBITDA	$538	$2,126

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2014.  During the three months ended December 26, 2014 there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

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

At December 26, 2014, the Company had $30.7 million of debt, comprised of a combination of term loans and revolving credit facilities. $21.6 million of the debt had variable interest rates and $9.1 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“Libor”). The Company is party to a swap transaction that effectively fixes an additional $11.5 million of variable interest rate debt, which increased the portion of debt with effectively fixed interest rates from $9.1 million to $20.6 million at December 26, 2014. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by a December 2013 amendment to the 2013 Credit Agreement to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The February 2014 amendment to the 2013 Credit Agreement extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates based on Libor currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 26, 2014 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the 2013 Credit Agreement and the Swap Transaction.  M&T Bank's credit rating (reaffirmed A- by Fitch in October 2014) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the 2013 Credit Agreement and the Swap Transaction.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 26, 2014, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weaknesses discussed in greater detail in our Form 10-K/A filed with the SEC on or about the date of filing of this Quarterly Report (the “2014 Form 10-K/A”), our Chief Executive Officer and Chief Financial Officer concluded that as of December 26, 2014, the Company’s disclosure controls and procedures were not effective. To address these material weaknesses, we have implemented certain remedial measures, as described in our 2014 Form 10-K/A.

Changes in internal control over financial reporting

Management identified material weaknesses in our internal control over financial reporting related to an error in the valuation allowance on deferred income tax assets and an error in estimated excess and obsolete inventory reserves, as discussed in greater detail in Item 9A of our 2014 Form 10-K/A. To address these material weaknesses, we have implemented certain remedial measures, as described in Item 9A of our 2014 Form 10-K/A, which description is incorporated by reference herein. The material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as described above, during the three months ended December 26, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There are no material changes to the risk factors described in Item 1A to Part I of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, as filed with the SEC on or about the date of filing of this Quarterly Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 - October 24, 2014	—	$—	—	—
October 25, 2014 - November 21, 2014	6,992	5.25	—	—
November 22, 2014 - December 26, 2014	381	5.23	—	—
Total	7,373	$5.25	—	—

(1) The reported periods conform to the Company's fiscal calendar.

(2) The total number of shares purchased in the period consists of shares withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted under the 2001
Plan and 2010 Plan. Shares withheld are held as Treasury Shares and are no longer deemed outstanding.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None.

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
Michael T. Williams
Vice President of Finance and Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended December 26, 2014
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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