Form 10-Q
period 2015-03-27
IEC ELECTRONICS CORP
filed 2015-05-11
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2015
or
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

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 27, 2015 and SEPTEMBER 30, 2014
(in thousands, except share and per share data)

	March 27, 2015	September 30, 2014
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$792	$1,980
Accounts receivable, net of allowance	20,790	22,347
Inventories, net	27,237	22,526
Other current assets	4,048	3,597
Total current assets	52,867	50,450

Fixed assets, net	17,538	17,850
Intangible assets, net	2,265	2,392
Goodwill	2,005	2,005
Other long term assets	52	299

Total assets	$74,727	$72,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,940	$2,908
Accounts payable	17,633	17,732
Accrued payroll and related expenses	2,481	3,203
Other accrued expenses	1,826	1,008
Customer deposits	3,200	1,553
Total current liabilities	42,080	26,404

Long-term debt	19,595	28,479
Other long-term liabilities	625	708
Total liabilities	62,300	55,591

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,235,303 and 11,146,571 shares, respectively
Outstanding: 10,199,431 and 10,126,767 shares, respectively	112	111
Additional paid-in capital	45,729	44,302
Retained earnings/(accumulated deficit)	(31,885)	(25,554)
Treasury stock, at cost: 1,035,872 and 1,019,804 shares, respectively	(1,529)	(1,454)
Total stockholders' equity	12,427	17,405

Total liabilities and stockholders' equity	$74,727	$72,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
SIX MONTHS ENDED MARCH 27, 2015 and MARCH 28, 2014
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
		(restated)		(restated)
Net sales	$32,889	$34,805	$63,832	$66,942
Cost of sales	30,325	30,161	58,015	58,920
Gross profit	2,564	4,644	5,817	8,022

Selling and administrative expenses	6,705	3,952	10,308	7,744
Restatement and related expenses	730	1,258	640	2,414
Operating profit/(loss)	(4,871)	(566)	(5,131)	(2,136)

Interest and financing expense	665	492	1,200	852
Other expense/(income)	—	(1)	—	18
Income/(loss) before income taxes	(5,536)	(1,057)	(6,331)	(3,006)

Provision for/(benefit from) income taxes	—	13,657	—	13,040
Net income/(loss)	$(5,536)	$(14,714)	$(6,331)	$(16,046)

Net income/(loss) per common and common equivalent share:
Basic	$(0.55)	$(1.50)	$(0.63)	$(1.64)
Diluted	(0.55)	(1.50)	(0.63)	(1.64)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,075,719	9,829,964	9,972,692	9,805,841
Diluted	10,075,719	9,829,964	9,972,692	9,805,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 27, 2015 and MARCH 28, 2014
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
			(restated)
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(16,046)	—	(16,046)
Stock-based compensation	—	287	—	—	287
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	1	21	—	(5)	17
Shares withheld for payment of taxes upon vesting of restricted stock	—	(77)	—	—	(77)

Balances, March 28, 2014, restated	$112	$44,032	$(26,529)	$(1,440)	$16,175

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014, restated	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(6,331)	—	(6,331)
Stock-based compensation	—	1,954	—	—	1,954
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options	—	78	—	(75)	3
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, March 27, 2015	$112	$45,729	$(31,885)	$(1,529)	$12,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 27, 2015 and MARCH 28, 2014
(unaudited; in thousands)

	Six Months Ended
	March 27, 2015	March 28, 2014
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,331)	$(16,046)
Non-cash adjustments:
Stock-based compensation	1,954	287
Depreciation and amortization	2,372	2,419
Reserve for doubtful accounts	(172)	433
Deferred tax expense/benefit	—	13,034
Changes in assets and liabilities:
Accounts receivable	1,729	2,429
Inventory	(4,711)	2,159
Other current assets	(1,149)	(514)
Other long term assets	242	(18)
Accounts payable	(121)	(2,009)
Accrued expenses	96	242
Customer deposits	1,647	251
Other long term liabilities	(83)	(9)
Net cash flows from operating activities	(4,527)	2,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,906)	(3,099)
Grant proceeds from outside parties	698	—
Proceeds from (net cost of) disposal of fixed assets	—	323
Net cash flows from investing activities	(1,208)	(2,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	36,738	29,115
Repayments of revolving line of credit	(30,137)	(30,650)
Borrowings under other loan agreements	—	1,300
Repayments under other loan agreements	(1,453)	(1,432)
Debt issuance costs	—	(2)
Proceeds from exercise of stock options	3	17
Shares withheld for payment of taxes upon vesting of restricted stock	(604)	(77)
Net cash flows from financing activities	4,547	(1,729)

Net increase/(decrease) in cash and cash equivalents	(1,188)	(1,847)
Cash and cash equivalents, beginning of period	1,980	2,499
Cash and cash equivalents, end of period	$792	$652

Supplemental cash flow information:
Interest paid	$769	$790
Income taxes paid	—	12

Non-cash transactions
Fixed assets purchased with extended payment terms	22	805

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended March 27, 2015 and March 28, 2014 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

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

Reviewing Long-Lived Assets for Potential Impairment

The Company tests long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of an asset exceeds the undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment and definitive lived assets during the first six months of fiscal 2015 or fiscal 2014.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during the first six months of fiscal 2015 or fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in the first six months of fiscal 2015 or fiscal 2014.

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

The Company also has an employee stock purchase plan ("ESPP") that provides for a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement further discussed below (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013). Operation of the ESPP was resumed effective October 1, 2014. On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC).

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

Restatement and related expenses represents third-party expenses arising from the Restatements. These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation.  The Company receives insurance reimbursement for certain expenses related to the Prior Restatement which may result in a benefit in a given period.

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

	Three Months Ended		Six Months Ended
Shares for EPS Calculation	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

Weighted average shares outstanding	10,075,719	9,829,964	9,972,692	9,805,841
Incremental shares	—	—	—	—
Diluted shares	10,075,719	9,829,964	9,972,692	9,805,841

Anti-dilutive shares excluded	658,905	564,475	658,905	564,475

As a result of the net loss for the three and six months ended March 27, 2015 and March 28, 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the three and six months ended March 28, 2014 follows:

	Three Months Ended	Six Months Ended
	March 28, 2014	March 28, 2014
(in thousands)
Net income/(loss) - Previously reported	$(569)	$(1,669)
Deferred tax asset valuation allowance adjustment	(14,019)	(14,019)
Excess and obsolete inventory reserve adjustment	(126)	(358)
Net income/(loss) - Restated	$(14,714)	$(16,046)

The impacts of the restatement adjustments on the Company’s previously reported consolidated income statement for the three and six months ended March 28, 2014 follows:

	Three Months Ended			Six Months Ended
	March 28, 2014			March 28, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
(in thousands, except per share data)
Cost of sales	$30,035	$126	$30,161	$58,562	$358	$58,920
Gross profit	4,770	(126)	4,644	8,380	(358)	8,022
Operating profit /(loss)	(440)	(126)	(566)	(1,778)	(358)	(2,136)
Income/(loss) before income taxes	(931)	(126)	(1,057)	(2,648)	(358)	(3,006)
Provision for /(benefit from) income taxes	(362)	14,019	13,657	(979)	14,019	13,040
Net income /(loss)	(569)	(14,145)	(14,714)	(1,669)	(14,377)	(16,046)
Net income /(loss) per share	$(0.06)	$(1.44)	$(1.50)	$(0.17)	$(1.47)	$(1.64)

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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS
A summary follows of activity in the allowance for doubtful accounts during the six months ended March 27, 2015 and March 28, 2014.

	Six Months Ended
Allowance for Doubtful Accounts	March 27, 2015	March 28, 2014
(in thousands)
Allowance, beginning of period	$525	$452
Provision for doubtful accounts	(114)	470
Write-offs	(58)	(37)
Allowance, end of period	$353	$885

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 27, 2015	September 30, 2014
(in thousands)		(restated)
Raw materials	$19,040	$16,769
Work-in-process	9,253	7,906
Finished goods	2,535	757
Total inventories	30,828	25,432
Reserve for excess/obsolete inventory	(3,591)	(2,906)
Inventories, net	$27,237	$22,526

The Company has restated its excess and obsolete inventory reserve for the fiscal year ended September 30, 2014 and interim quarterly periods during the fiscal year then ended. The restatement is further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.
NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	March 27, 2015	September 30, 2014
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	13,558	13,452
Leasehold improvements	1,487	1,458
Machinery and equipment	27,988	26,996
Furniture and fixtures	7,407	7,207
Construction in progress	982	381
Total fixed assets, at cost	53,023	51,095
Accumulated depreciation	(35,485)	(33,245)
Fixed assets, net	$17,538	$17,850

Depreciation expense during the three and six months ended March 27, 2015 and March 28, 2014 follows:

	Three Months Ended		Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
(in thousands)
Depreciation expense	$1,066	$1,157	$2,239	$2,265

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

The Company recorded an impairment of the customer relationship intangible asset of $2.4 million in the fourth quarter of fiscal 2013.  There has been no further impairment of SCB customer relationships during the first six months of fiscal 2015 or fiscal 2014.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	March 27, 2015	September 30, 2014
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,683)	(1,556)
Accumulated impairment - customer relationships	(2,412)	(2,412)
Intangible assets, net	$2,265	$2,392

Amortization expense during the three and six months ended March 27, 2015 and March 28, 2014 follows:

	Three Months Ended		Six Months Ended
Amortization Expense	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
(in thousands)
Intangible amortization expense	$64	$64	$127	$127

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March,
2016	$248
2017	234
2018	234
2019	233
2020	195
2021 and thereafter	1,121

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

There has been no further impairment of SCB goodwill during the first six months of fiscal 2015 or fiscal 2014.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	March 27, 2015	September 30, 2014
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(11,805)	(11,805)
Goodwill, net	$2,005	$2,005

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		March 27, 2015		September 30, 2014
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$14,032	4.44%	$7,431	4.44%
Term Loan A	f	2/1/2022	7,593	3.98	8,148	3.98
Term Loan B	v	2/1/2023	11,083	3.42	11,783	3.41
Albuquerque Mortgage Loan	v	2/1/2018	2,600	4.69	2,733	4.69
Celmet Building Term Loan	f	11/7/2018	1,127	4.72	1,192	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			36,535		31,387
Less: current portion			(16,940)		(2,908)
Long-term debt			$19,595		$28,479

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

Individual debt facilities provided under the 2013 Credit Agreement are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The Company may borrow up to the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At IEC's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. At March 27, 2015, the upper limit on Revolver borrowings was $20.0 million. Average available balances amounted to $11.2 million and $10.1 million during the six months ended March 27, 2015 and March 28, 2014, respectively.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $30.6 thousand and $25.4 thousand during the six months ended March 27, 2015 and March 28, 2014, respectively. The fee percentage varies based on IEC's ratio of debt to EBITDARS.

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

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First 2013 Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants, and on August 6, 2013 we obtained a further amendment to the 2013 Credit Agreement (the “Second 2013 Amendment,” and together with the First 2013 Amendment, the “2013 Amendments”) which modified the Debt to EBITDARS Ratio, as shown in the table below. On December 13, 2013 and February 4, 2014 we obtained further amendments to the 2013 Credit Agreement (the “First 2014 Amendment” and “Second 2014 Amendment”, respectively, and together the “2014 Amendments”) which modified the ratios. Covenant Ratios in effect at March 27, 2015 are as follows:

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

At March 27, 2015 and December 26, 2014, the Company was not in compliance with the Debt to EBITDARS Ratio, the Quarterly EBITDARS covenant and the Fixed Charge Coverage Ratio. At September 30, 2014 and June 27, 2014, the Company was in compliance with the Quarterly EBITDARS covenant. At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. The Company obtained waivers from M&T Bank with respect to each instance of noncompliance. As a result of the 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default. The First 2014 Amendment did not require measurement of the Fixed Charge Coverage Ratio in the first quarter of fiscal 2014. The Second 2014 Amendment did not require measurement of the Debt to EBITDARS Ratio or the Fixed Charge Coverage Ratio for any quarter during fiscal 2014.

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

Subsequent to March 27, 2015, the Company obtained an amendment to the 2013 Credit Agreement which modified certain covenants as further discussed in Note 19—Subsequent Events.

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

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March 27,
2016 (1)	$16,940
2017	2,908
2018	4,708
2018	3,348
2020 and thereafter	8,631
$36,535

(1) Includes Revolver balance of $14.0 million at March 27, 2015

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

The fair value of the interest rate swap agreement represented an asset of $17.2 thousand and $0.2 million at March 27, 2015 and September 30, 2014 and was estimated based on Level 2 inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended March 27, 2015 within interest expense.

The fair value of the interest rate swap of $17.2 thousand and $0.2 million is recorded in other long term assets in the Consolidated Balance Sheet at March 27, 2015 and September 30, 2014, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s interest rate swap agreement is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At March 27, 2015, the interest rate swap agreement was an asset with a fair value of $17.2 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of variable rate debt at period end follows:

	March 27, 2015		September 30, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	6,608	7,593	6,924	8,148
Celmet Building Term Loan	992	1,127	1,035	1,192

The fair value of the remainder of the Company’s debt approximated carrying value at March 27, 2015 and September 30, 2014 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 27, 2015	March 28, 2014
(in thousands)
Reserve, beginning of period	$251	$219
Provision	204	178
Warranty costs	(161)	(131)
Reserve, end of period	$294	$266

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

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $82 thousand and $5 thousand for the deferred grants for the six months ended March 27, 2015 and March 28, 2014, respectively.

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

Stock-based compensation expense recorded under the plans totaled $2.0 million and $0.3 million for the six months ended March 27, 2015 and March 28, 2014, respectively.  On February 2, 2015, the Company announced its shareholders elected all seven Vintage Opportunity Fund, LP-nominated directors to the Company’s Board of Directors. This change in the Company's Board of Directors was a change in control event which triggered automatic vesting for all awards outstanding under the 2010 and 2001 Plans. On the change in control date 390,882 shares of restricted stock and 119,500 stock options vested which resulted in stock-based compensation expense of $1.8 million.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 27, 2015 and March 28, 2014 are included in the table below:

	Six Months Ended
Valuation of Options	March 27, 2015	March 28, 2014

Assumptions for Black-Scholes:
Risk-free interest rate	1.30%	1.49%
Expected term in years	4.5	4.5
Volatility	40%	58%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	447,145	40,500
Weighted average fair value per share	$1.48	$1.98
Fair value of options granted (000's)	$662	$80

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 27, 2015		March 28, 2014
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	234,000	$4.48	246,383	$4.38
Granted	447,145	4.18	40,500	4.08
Exercised	(25,932)	1.87	(14,504)	1.37
Shares withheld for payment of exercise price upon exercise of stock option	(16,068)	1.88	(996)	1.43
Forfeited	(8,300)	6.04	(14,433)	5.44
Expired	(7,400)	6.38	(350)	4.71
Outstanding, end of period	623,445	$4.40	256,600	$4.50

For options expected to vest
Number expected to vest	467,670	$4.50	232,637	$4.46
Weighted average remaining term, in years	3.2		3.6
Intrinsic value (000s)		$37		$199

For exercisable options
Number exercisable	207,300	$5.00	123,250	$3.30
Weighted average remaining term, in years	1.5		2.0
Intrinsic value (000s)		$37		$188

For non-exercisable options
Expense not yet recognized (000s)		$600		$193
Weighted average years to be recognized	4.0		2.7

For options exercised
Intrinsic value (000s)		$119		$43

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Six Months Ended
	March 27, 2015		March 28, 2014
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	112,350	$2.15	138,350	$2.51
Granted	447,145	1.48	40,500	1.98
Vested	(135,050)	2.08	(31,067)	2.37
Forfeited	(8,300)	2.35	(14,433)	5.44
Non-vested, end of period	416,145	$1.45	133,350	$2.30

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 27, 2015		March 28, 2014
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	322,873	$4.97	275,474	$5.96
Granted	163,655	5.06	155,703	4.05
Vested	(316,539)	5.08	(73,878)	5.75
Shares withheld for payment of taxes upon vesting of restricted stock	(133,329)	4.53	(18,208)	4.28
Forfeited	(1,200)	3.91	(31,216)	6.55
Outstanding, end of period	35,460	$4.23	307,875	$5.14

For non-vested shares
Expense not yet recognized (000s)		$163		$924
Weighted average remaining years for vesting		2.0		3.4

For shares vested
Aggregate fair value on vesting dates (000s)		$2,062		$388

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

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $8.0 thousand for the six months ended March 27, 2015. Compensation expense recognized under the ESPP was $1.0 thousand for the six months ended March 27, 2015. There were no employee contributions or compensation expense recognized under the ESPP during the six months ended March 28, 2014.

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

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  During the the first six months of fiscal 2015, the Company contributed 25% of the first 6% contributed by all employees at all locations. During the first six months of fiscal 2014, for its Albuquerque operating location only, the Company contributed 25% of the first 6% contributed by employees. Contributions during the six months ended March 27, 2015 and March 28, 2014 totaled $132 thousand and $18 thousand, respectively.

NOTE 15—INCOME TAXES

Provision for income taxes during the three and six months ended March 27, 2015 and March 28, 2014 follows:

	Three Months Ended		Six Months Ended
Income Tax Provision/Benefit	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
(in thousands)		(restated)		(restated)
Provision for/(benefit from) income taxes	$—	$13,657	$—	$13,040

The Company restated to record a full valuation allowance on all deferred tax assets during the second quarter of fiscal 2014. The restatement is further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

Although we have recorded a full valuation allowance for all deferred tax assets, including NOL carryforwards ("NOLs"), these NOLs remain available to the Company to offset taxable income and reduce tax payments. IEC has federal NOLs for income tax purposes of approximately $16.3 million at September 30, 2014, expiring mainly in years 2021 through 2025, with a small portion expiring in 2034.

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

Due to the Company's NOLs, a provision for pre-tax income was not recorded in the second quarter of fiscal 2015.

NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

Aerospace & Defense (previously Military & Aerospace)	40%	47%	42%	50%
Medical	30%	15%	29%	18%
Industrial	28%	30%	26%	26%
Communications & Other	2%	8%	3%	6%
	100%	100%	100%	100%

Three individual customers each represented 10% or more of sales for the six months ended March 27, 2015. One customer in the medical sector represented 14% of sales, one customer in the industrial sector represented 17% of sales and one customer in the aerospace & defense sector represented 10% of sales. Two individual customers represented 10% or more of sales for the six months ended March 28, 2014.  One customer in the Industrial sector represented 15% of sales and one customer in the Medical sector represented 10% of sales for the six months ended March 28, 2014.

Two individual customers represented 10% or more of receivables and accounted for 21% of outstanding balances at March 27, 2015. One individual customer represented 10% or more of receivables and accounted for 11% of the outstanding balances at March 28, 2014.

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

NOTE 19—SUBSEQUENT EVENTS

On May 8, 2015, the Company and M&T entered into a Sixth Amendment to the 2013 Credit Agreement, as previously amended (the “Sixth Amendment”). Pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to December 25, 2015. EBITDARS as amended and restated means, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to December 25, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, , (b) for the fiscal quarter ending March 27, 2015, $2,625,600, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by Borrower during such Fiscal Quarter in connection with mortgages, environmental site assessments, title insurance and appraisals ("Costs") and (d) for the fiscal quarter ending September 30, 2015, $200,000, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 27, 2015	March 28, 2014
(in thousands)		(restated)
Net sales	$32,889	$34,805

Gross profit	2,564	4,644
Selling and administrative expenses	6,705	3,952
Restatement and related expenses	730	1,258
Interest and financing expense	665	492
Other expense/(income)	—	(1)
Income/(loss) before income taxes	(5,536)	(1,057)
Provision for/(benefit from) income taxes	—	13,657
Net income/(loss)	$(5,536)	$(14,714)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 27, 2015	March 28, 2014

Aerospace & Defense (previously Military & Aerospace)	40%	47%
Medical	30%	15%
Industrial	28%	30%
Communications & Other	2%	8%
	100%	100%

Revenue decreased in the second quarter of fiscal 2015 by $1.9 million or 5.5% as compared to the second quarter of the prior fiscal year. Decreases in the aerospace & defense market sector, communications & other, and the industrial market sector of $3.4 million, $1.7 million and $1.3 million, respectively were partially offset by an increase of $4.5 million in the medical market sector.

Various decreases and increases for our aerospace & defense customers resulted in a net decrease of $3.4 million. Decreases of $5.2 million resulted from lower demand from several of our customers. Programs frequently fluctuate in demand or end and are replaced by new programs. Some of the decreases in demand were due to new program delays due to design and testing and some were due to delays in government funding. The decision to end certain programs with customers due primarily to lack of profitability caused an aggregate decrease of $0.4 million. The loss of two programs caused a decrease of $0.4 million and the winding down of a program caused an additional $0.2 million of the decrease. The decreases were partially offset by increases in demand from existing customers. Revenue of $1.3 million in the second quarter of fiscal 2015 was due to a program for an existing customer that did not occur in fiscal 2014 and is not expected to recur in the future. New programs and increased demand from existing customers increased revenue by $1.2 million and $0.4 million, respectively.

The net decrease in the communications & other market sector was $1.7 million compared to the second quarter of the prior fiscal year. The decision to end two customer relationships, one of which was due to lack of profitability, resulted in an aggregate decrease of $1.4 million. In addition, lower demand from one customer decreased revenue by $0.3 million.

The net decrease in the industrial market sector of $1.3 million resulted primarily from lower customer demand. Demand fluctuations from four of our customers caused a decrease of $0.9 million and $0.7 million of the decrease was due to a one time order in the second quarter of the prior fiscal year. These decreases were partially offset by new programs from an existing customer of $0.3 million.

Revenue for the medical market sector increased $4.5 million primarily due to increases in demand. Higher demand from our medical customer that was awaiting FDA approval in fiscal 2014 caused an increase of $2.9 million in the second quarter of fiscal 2015. In the second quarter of the prior fiscal year, this customer was seeking FDA approval for modifications to its existing programs which caused the programs to be put on hold. The hold was lifted during the third quarter of fiscal 2014 and the customer's testing was completed in the fourth quarter. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase in the first half of fiscal 2015. Revenue for another medical customer increased $1.4 million due to higher demand. The remaining net increase was primarily due to new programs.

Our second quarter gross profit decreased $2.1 million to 7.8% of sales from 13.3% of sales in the second quarter of the prior fiscal year. Lower leverage of our overhead at our Albuquerque and SCB operating locations caused a decrease to gross profit of 4.3 percentage points. Additional stock-based compensation expense attributed to the change in control caused gross profit to decrease $0.7 million or 2.3 percentage points. The remaining difference can be attributed to better performance at our remaining operating locations.
Selling and administrative ("S&A") expenses are presented excluding Restatement and related expenses discussed below. S&A expense increased $2.8 million, and represented 20.4% of sales in the second quarter of fiscal 2015, compared to 11.4% of sales in the same quarter of the prior fiscal year. The increase in S&A expenses was primarily due to expenses related to the proxy contest and resulting change of control. These costs totaled $3.1 million and include stock based compensation of $1.0 million, legal and other expenses incurred by the Company and Vintage Opportunity Fund, LP of $1.2 million and severance costs of $0.8 million. Excluding these costs, S&A expenses decreased $0.3 million, and represented 11.0% of sales in the second quarter of fiscal 2014, compared to 11.4% of sales in the same quarter of the prior fiscal year. The primary reason for the decrease is lower bad debt expense due to improved collections.
Restatement and related expenses of $0.7 million in the second quarter of fiscal 2015 represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. Expenses attributable to the Prior Restatement are significantly lower than prior year due to the insurance reimbursement settlement that occurred in late fiscal 2014. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. $0.5 million of the restatement and related expenses relate to fees for the reaudit of fiscal 2014 due to the 2014 Restatements. We anticipate additional Restatement and related expenses during the remainder of the current fiscal year and going forward related to the 2014 Restatements.
Interest expense increased by $0.2 million compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million of higher interest expense in the first six months of the current fiscal year compared to the prior fiscal year. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.9% lower than in the second quarter of the prior fiscal year. Our average outstanding debt balances was $34.3 million for both the second quarter of fiscal 2015 and fiscal 2014. During the first six months of the current fiscal year there was an increase in debt covenant waiver fees compared to the same quarter of the prior fiscal year. Cash paid for interest was approximately $0.4 million for both the second quarter of fiscal 2015 and fiscal 2014. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement and debt covenant compliance, is provided in Note 8—Credit Facilities.
There was no income tax expense or benefit in the second quarter of fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. The full valuation allowance was recorded in the second quarter of fiscal 2014.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. At the end of fiscal 2014, the carryforwards amounted to approximately $16.3 million. The carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Six Months Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 27, 2015	March 28, 2014
(in thousands)		(restated)
Net sales	$63,832	$66,942

Gross profit	5,817	8,022
Selling and administrative expenses	10,308	7,744
Restatement and related expenses	640	2,414
Interest and financing expense	1,200	852
Other expense/(income)	—	18
Income/(loss) before income taxes	(6,331)	(3,006)
Provision for/(benefit from) income taxes	—	13,040
Net income/(loss)	$(6,331)	$(16,046)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 27, 2015	March 28, 2014

Aerospace & Defense (previously Military & Aerospace)	42%	50%
Medical	29%	18%
Industrial	26%	26%
Communications & Other	3%	6%
	100%	100%

Revenue decreased in the first six months of fiscal 2015 by $3.1 million or 4.7% as compared to the first six months of the prior fiscal year. Aggregate decreases in the aerospace & defense, industrial and communications & other market sectors of $10.1 million were partially offset by increases in the medical market sector aggregating $6.9 million.
Various decreases and increases for our aerospace & defense customers resulted in a net decrease of $6.3 million. Decreases of $8.5 million resulted from lower demand from several of our customers. Programs frequently fluctuate in demand or end and are replaced by new programs. Some of the decreases in demand were due to new program delays due to design and testing and some were due to delays in government funding. The loss of four programs caused a decrease of $1.1 million and the winding down of a program caused $0.7 million of the decrease. The decision to end certain programs with customers due primarily to lack of profitability caused an aggregate decrease of $0.2 million. Supplier quality issues related to one of our customer programs further reduced revenue by $0.7 million. In addition, one time orders fulfilled in the first six months of the prior year caused a revenue decrease of $0.3 million. These decreases were partially offset by increases in demand from existing customers. Revenue of $1.3 million in the first six months of fiscal 2015 was due to a program for an existing customer that did not occur in fiscal 2014 and is not expected to recur in the future. New programs and increased demand from existing customers increased revenue by $2.9 million and $1.1 million, respectively.

The net decrease in the industrial market sector of $1.3 million primarily resulted from lower customer demand. Demand fluctuations from four of our customers caused a decrease of $1.5 million. In addition, $0.7 million of the decrease was due to a one time order in the second quarter of the prior fiscal year. These decreases were partially offset by new programs from an existing customer of $0.7 million and increased demand from one existing customer of $0.2 million.
Revenue for the communications & other market sector decreased $2.4 million. The decision to end two customer relationships, one of which was due to lack of profitability, resulted in an aggregate decrease of $2.0 million. Lower demand from one customer decreased revenue by $0.3 million. The remaining net decrease resulted from small demand fluctuations from various other customers and a new program.

The net increase in the medical market sector was $6.9 million. Higher demand from our medical customer that was awaiting FDA approval in fiscal 2014 caused an increase of $4.5 million in the first six months of fiscal 2015. In the second quarter of the prior fiscal year, this customer was seeking FDA approval for modifications to its existing programs which caused the programs to be put on hold. The hold was lifted during the third quarter of fiscal 2014 and the customer's testing was completed in the fourth quarter. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase in the first half of fiscal 2015. Revenue for another medical customer increased $2.0 million due to higher demand. New programs and fluctuations in demand caused the remaining net increase of $0.4 million.
Gross profit in the first six months of fiscal 2015 decreased $2.2 million over the first six months of the prior fiscal year, and represents 9.1% of sales compared to 12.0% of sales in the same period of the prior fiscal year. Lower leverage of our overhead at our Albuquerque and SCB operating locations caused a decrease to gross profit of 3.5 percentage points. Additional stock-based compensation attributed to the change in control caused gross profit to decrease $0.7 million or 1.1 percentage points. The remaining difference can be attributed to better performance at our remaining operating locations, primarily as a result of improved leveraging of overhead due to increased revenue mainly from our medical market sector and improved material cost reductions.
Selling and administrative ("S&A") expenses are presented excluding Restatement and related expenses discussed below. S&A expenses increased $2.6 million, and represented 16.1% of sales over the first six months of fiscal 2015, compared to 11.6% of sales in the same period in prior fiscal year. The increase in S&A expenses was primarily due to expenses related to the proxy contest and resulting change of control. These costs totaled $3.3 million and include stock based compensation of $1.1 million, legal and other expenses incurred by the Company and Vintage Opportunity Fund, LP of $1.5 million and severance costs $0.8 million. Excluding these costs, S&A expense decreased $0.7 million, and represented 11.0% of sales over the first six months of fiscal 2015, compared to 11.6% of sales in the same period of the prior fiscal year. The primary reason for the decrease is lower bad debt expense due to improved collections.
Restatement and related expenses of $0.6 million in the first six months of fiscal 2015 represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. Expenses attributable to the Prior Restatement were $2.2 million lower than prior year due to the insurance reimbursement settlement that occurred in late fiscal 2014. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. $0.5 million of Restatement and related expenses in fiscal 2015 were for the reaudit of fiscal 2014 due to the 2014 Restatements. We anticipate additional Restatement and related expenses during the remainder of the current fiscal year and going forward related to the 2014 Restatements.
Interest expense in the first six months of fiscal 2015 increased by $0.3 million compared to the same period of the prior fiscal year. The increase is primarily due to the net impact of adjusting the interest rate swap to fair value in the first six months of the current fiscal year compared to the prior fiscal year period. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.4% higher than in the first six months of the prior fiscal year. Our average outstanding debt balances declined from $35.4 million for the first six months of fiscal 2014 to $32.1 million for the first six months of fiscal 2015. Average borrowings in the first six months of fiscal 2015 were lower than the same period of the prior fiscal year due to repayments on term debt. During the first six months of the current fiscal year there was an increase in debt covenant waiver fee compared to the same period of the prior fiscal year. Cash paid for interest was approximately $0.8 million for the first six months of both fiscal 2015 and fiscal 2014. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement and debt covenant compliance, is provided in Note 8—Credit Facilities.
There was no income tax expense or benefit in the first six months of fiscal 2015 as we have net operating loss carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. As part of our 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, a full valuation allowance was recorded in the second quarter of fiscal 2014.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2014, the carryforwards amounted to approximately $16.3 million. The carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of March 27, 2015 outstanding capital expenditure commitments were $0.2 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	March 27, 2015	March 28, 2014
(in thousands)
Cash and cash equivalents, beginning of period	$1,980	$2,499
Net cash flow from:
Operating activities	(4,527)	2,658
Investing activities	(1,208)	(2,776)
Financing activities	4,547	(1,729)
Net (decrease) increase in cash and cash equivalents	(1,188)	(1,847)
Cash and cash equivalents at end of period	$792	$652

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts, was $2.2 million for the first six months of fiscal 2015.  Cash flow provided by operations, before considering changes in working capital, in the first six months of fiscal 2014 was $0.1 million.  The increase was primarily driven by an improvement in net loss of $9.7 million compared to the first six months of the prior fiscal year. Deferred tax expense increased by $13.0 million compared to fiscal 2014 due to a recording a full valuation allowance on deferred tax asset in the second quarter of fiscal 2014 as further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve. Working capital used cash flows of $2.4 million in the first six months of fiscal 2015 and provided cash flows of $2.5 million in the first six months of fiscal 2014.  The change in working capital in the first six months of fiscal 2015 was primarily due to an increase in inventory of $4.7 million, partially offset by an increase in customer deposits of $1.6 million. The increase in inventory was driven by aerospace & defense customers requiring purchases of inventory in advance for testing prior to production, maintaining higher levels of finished goods for certain customers at their request and delays in some smaller programs. Further increases were due to a ramp in production for one industrial customer as well as increased demand including the ramp in production of relatively new customers in our medical market sector. A decrease in accounts receivable contributed $1.7 million to cash flow provided by operations, mainly due to lower sales volume in the first half of fiscal 2015 compared to fiscal 2014 as well as improved collection of receivables. Accrued payroll and related expenses used cash flow of $0.7 million, primarily due to the payment of deferred compensation to our former Chief Executive Officer. An increase in other current assets was offset by increased other accrued expenses, both primarily attributable to Restatement and related expenses and the partial reimbursement of those expenses.

Investing activities

Cash flows used in investing activities were $1.2 million and $2.8 million for the first six months of fiscal 2015 and 2014, respectively.  Cash flows used in the first six months of fiscal 2015 primarily consisted of the purchases of equipment and, to a lesser extent, building improvements totaling $1.9 million, partially offset by cash received from a community development block grant of $0.7 million. The community development block grant was initiated in fiscal 2012 but not completed and submitted for reimbursement until September 2014. Cash used in the first six months of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.

Financing activities

Cash flows provided by financing activities were $4.5 million for the first six months of fiscal 2015 and cash flows used in financing activities were $1.7 million for the first six months of fiscal 2014.  During the first six months of fiscal 2015, net borrowings under all credit facilities were $5.1 million, with $6.6 million of net borrowings under the revolver and repayments of $1.5 million for term debt. In the first six months of fiscal 2014, net cash flows reduced outstanding credit facilities by $1.7 million, due to net repayments funded by operations.

Credit Facilities

At March 27, 2015, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $14.0 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The financial covenants in the 2013 Credit Agreement include (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS"), (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”).  EBITDARS is defined as earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense.  At March 28, 2014, the Company was not in compliance with the Quarterly EBITDARS covenant. At December 27, 2013, the Company was not in compliance with Quarterly EBITDARS covenant or the Debt to EBITDARS Ratio. At December 26, 2014, the Company was not in compliance with the Debt to EBITDARS Ratio, the Quarterly EBITDARS covenant and the Fixed Charge Coverage Ratio.  As a result of the restatement as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP at September 30, 2014. At March 27, 2015 and December 26, 2014, the Company was not in compliance with the Debt to EBITDARS Ratio, the Quarterly EBITDARS covenant and the Fixed Charge Coverage Ratio. The Company received waivers from M&T with respect to such noncompliance.

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

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	March 27, 2015	September 30, 2014	March 27, 2015	September 30, 2014
(restated)
Quarterly EBITDARS (000s)	Minimum $1,500	Minimum $1,500	$(1,930)	$2,641
Debt to EBITDARS Ratio	Maximum 3.50x	Not Measured	10.1x	Not Measured	(a)
Fixed Charge Coverage Ratio (b)	Minimum 1.15x	Not Measured	0.03x	Not Measured	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	March 27, 2015	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	$(5,536)	$1,034
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,130	1,218
Interest expense	665	386
Non-cash stock compensation	1,811	164
EBITDARS	$(1,930)	$2,641

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	March 27, 2015	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	$(5,536)	$1,034
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,130	1,218
Interest expense	665	386
Non-cash stock compensation	1,811	164
Unfinanced capital expenditures	(645)	(512)
Income taxes paid	—	(3)
Adjusted EBITDA	$(2,575)	$2,126

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K/A filed for the fiscal year ended September 30, 2014.  During the six months ended March 27, 2015 there have been no material changes to these policies.

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

At March 27, 2015, the Company had $36.5 million of debt, comprised of $27.7 million with variable interest rates and $8.8 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“Libor”). The Company is party to a swap transaction that effectively fixes an additional $11.1 million of debt, which increased the portion of debt with effectively fixed interest rates from $8.8 million to $19.9 million at March 27, 2015. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by a December 2013 amendment to the 2013 Credit Agreement to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The February 2014 amendment to the 2013 Credit Agreement extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates based on Libor currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 27, 2015 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.3 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 27, 2015, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weaknesses discussed in greater detail in our Form 10-K/A filed with the SEC on or about the date of filing of this Quarterly Report (the “2014 Form 10-K/A”), our Chief Executive Officer and Chief Financial Officer concluded that as of March 27, 2015, the Company’s disclosure controls and procedures were not effective. To address these material weaknesses, we have implemented certain remedial measures, as described in our 2014 Form 10-K/A.

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
Except as described above, during the six months ended March 27, 2015, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Consistent with the Company’s existing equity compensation program for non-employee directors, on February 12, 2015, the Company granted 35,460 shares of restricted stock to the Company’s non-employee directors under the Company’s 2010 Omnibus Incentive Plan. Each of Messrs. Butler, Hadeed, Hartick, Laurence, Nowak and Singer received 5,910 shares with a grant date value of $25,000. The shares vests in equal installments on the first three anniversaries of the February 12, 2015 grant date.
On March 20, 2015, the Company granted its President and Chief Executive Officer, Jeffrey T. Schlarbaum a sign-on option to purchase up to 416,145 shares of the Company’s common stock at an exercise price of $4.10 per share. The sign-on option vests and becomes exercisable in equal installments on the first, second, third and fourth anniversaries of the March 20, 2015 grant date. The option to purchase up to 400,000 shares of common stock was granted as an incentive stock option under the Company’s 2010 Omnibus Incentive Plan, and the option to purchase up to 16,145 shares of our common stock was granted as an inducement grant in reliance on the employment inducement exception under Section 711(a) of the NYSE MKT Company Guide.
The Company issued the securities described above in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company concluded that it satisfied the conditions for use of the exemption in Section 4(a)(2) of the Securities Act because the issuance was to a limited number of financial sophisticated directors, including the Company’s President and Chief Executive Officer, with access to information regarding the Company.

Issuer Purchases of Equity Securities
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2014 - January 23, 2015	3,218	$4.77	—	—
January 23, 2015 - February 20, 2015	122,738	4.48	—	—
February 21, 2015 - March 27, 2015	—	—	—	—
Total	125,956	$4.49	—	—

(1) The reported periods conform to the Company's fiscal calendar.

(2) The total number of shares purchased in the period consists of shares withheld by the Company in satisfaction of withholding taxes due upon the vesting of restricted stock awards granted under the 2001
Plan and 2010 Plan. Shares withheld are held as Treasury Shares and are no longer deemed outstanding.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Sixth Amendment to the 2013 Credit Agreement

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

The Sixth Amendment modified the covenant relating to Quarterly EBITDARS to require minimum EBITDARS of $1,250,000 for the fiscal quarter ending June 26, 2015, and $1,500,000 for each fiscal quarter ending thereafter.

Commencing with the fiscal quarter ending June 26, 2015, the Sixth Amendment modified the Debt to EBITDARS Ratio as follows:

Debt to EBITDARS:
2013 Credit Agreement, as modified by the Sixth Amendment:

3/27/2015 through and including 6/26/2015	<5.75 to 1.00
6/27/2015 through and including 9/30/2015	<5.75 to 1.00
10/1/2015 through and including 12/25/2015	<5.50 to 1.00
12/26/2015 through and including 3/25/2016	<5.00 to 1.00
3/26/2016 through and including 6/24/2016	<4.50 to 1.00
6/25/2016 through and including 9/30/2016	<4.00 to 1.00
10/1/2016 and thereafter	< 3.50 to 1.00

Commencing with the fiscal quarter ending June 26, 2015, the Sixth Amendment also modified the specified Fixed Charge Coverage Ratio as follows:

Fixed Charge Coverage:
2013 Credit Agreement, as modified by the Sixth Amendment

3/28/2015 through and including 6/26/2015	≥0.60 to 1.00
6/27/2015 through and including 9/30/2015	≥0.45 to 1.00
10/1/2015 through and including 12/25/2015	≥0.75 to 1.00
12/26/2015 through and including 3/25/2016	≥1.00 to 1.00
3/26/2016 through and including 6/24/2016	≥1.10 to 1.00
6/25/2016 and thereafter	≥1.25 to 1.00

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

The Sixth Amendment removed provisions in the 2013 Credit Agreement that would have allowed for borrowing at an increased interest rate margin based on 85% of eligible accounts plus 70% of eligible inventories up to a maximum of $4.75 million. As amended, borrowings under the 2013 Credit Agreement are limited to 85% of eligible accounts plus 35% of eligible inventories up to a maximum of $3.75 million.

Finally, the Sixth Amendment modifies the 2013 Credit Agreement to further restrict the Company’s ability to make cash distributions in the form of dividends, repurchases or redemptions in respect to its common stock. The Company will be required to seek M&T’s consent before making any such cash distributions.

Except as so modified and waived by the Sixth Amendment, the 2013 Credit Agreement remains unchanged. The foregoing description of the Sixth Amendment is a summary of the terms of the Sixth Amendment, and is qualified in its entirety by the text of the Sixth Amendment itself, a copy of which will be filed with our quarterly report on Form 10-Q for the fiscal quarter ending March 27, 2015.
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
Michael T. Williams
Vice President of Finance and Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended March 27, 2015
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated by reference in Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 13, 2015).
4.2	First Amendment to Tax Benefit Preservation Plan Rights Agreements (incorporated by reference in Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 13, 2015).
10.1*	Employment Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Michael T. Williams
10.2*	Salary Continuance and Non-Competition Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Brett E. Mancini
10.3*	Employment Agreement, effective March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum.
10.4*	Sign-On Option Award Agreement - Inducement Grant, March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum.
10.5*	Sign-On Option Award Agreement - 2013 Omnibus Incentive Compensation Plan, dated March 20, 2015 between IEC Electronics Corp and Jeffrey T. Schlarbaum.
10.6	Sixth Amendment to Fourth Amended and Restated Credit Facility Agreement, as of May 8, 2015, between IEC Electronics Corp. and Manufacturers and Traders Trust Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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