Form 10-Q
period 2015-06-26
IEC ELECTRONICS CORP
filed 2015-08-05
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2015
or
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

Common Stock, $0.01 par value – 10,188,308 shares as of July 31, 2015

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 26, 2015 and SEPTEMBER 30, 2014
(in thousands, except share and per share data)

	June 26, 2015	September 30, 2014
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$290	$1,980
Accounts receivable, net of allowance	21,024	22,347
Inventories, net	27,434	22,526
Other current assets	1,952	3,597
Total current assets	50,700	50,450

Fixed assets, net	16,956	17,850
Intangible assets, net	144	2,392
Goodwill	101	2,005
Other long term assets	161	299

Total assets	$68,062	$72,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,148	$2,908
Accounts payable	17,695	17,732
Accrued payroll and related expenses	2,177	3,203
Other accrued expenses	1,075	1,008
Customer deposits	5,070	1,553
Total current liabilities	40,165	26,404

Long-term debt	18,867	28,479
Other long-term liabilities	584	708
Total liabilities	59,616	55,591

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,207,612 and 11,146,571 shares, respectively
Outstanding: 10,187,808 and 10,126,767 shares, respectively	112	111
Additional paid-in capital	45,765	44,302
Retained earnings/(accumulated deficit)	(35,902)	(25,554)
Treasury stock, at cost: 1,019,804 shares	(1,529)	(1,454)
Total stockholders' equity	8,446	17,405

Total liabilities and stockholders' equity	$68,062	$72,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
NINE MONTHS ENDED JUNE 26, 2015 and JUNE 27, 2014
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
		(restated)		(restated)
Net sales	$34,444	$32,992	$98,276	$99,934
Cost of sales	29,741	29,197	87,757	88,118
Gross profit	4,703	3,795	10,519	11,816

Selling and administrative expenses	4,049	3,195	14,346	10,938
Impairment of goodwill and other intangibles	4,057	—	4,057	—
Restatement and related expenses	298	102	948	2,516
Operating profit/(loss)	(3,701)	498	(8,832)	(1,638)

Interest and financing expense	316	558	1,516	1,410
Other expense/(income)	—	—	—	18
Income/(loss) before income taxes	(4,017)	(60)	(10,348)	(3,066)

Provision for/(benefit from) income taxes	—	—	—	13,039
Net income/(loss)	$(4,017)	$(60)	$(10,348)	$(16,105)

Net income/(loss) per common and common equivalent share:
Basic	$(0.39)	$(0.01)	$(1.03)	$(1.64)
Diluted	(0.39)	(0.01)	(1.03)	(1.64)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,199,431	9,838,872	10,049,395	9,816,974
Diluted	10,199,431	9,838,872	10,049,395	9,816,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 26, 2015 and JUNE 27, 2014
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity
			(restated)
Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(16,105)	—	(16,105)
Stock-based compensation	—	378	—	—	378
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	32	—	(15)	17
Shares withheld for payment of taxes upon vesting of restricted stock	—	(79)	—	—	(79)

Balances, June 27, 2014, restated	$111	$44,132	$(26,588)	$(1,450)	$16,205

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014, restated	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(10,348)	—	(10,348)
Stock-based compensation	—	1,990	—	—	1,990
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options	—	78	—	(75)	3
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, June 26, 2015	$112	$45,765	$(35,902)	$(1,529)	$8,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 26, 2015 and JUNE 27, 2014
(unaudited; in thousands)

	Nine Months Ended
	June 26, 2015	June 27, 2014
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(10,348)	$(16,105)
Non-cash adjustments:
Stock-based compensation	1,990	378
Depreciation and amortization	3,488	3,625
Impairment of goodwill & other intangibles	4,057	—
Reserve for doubtful accounts	(87)	220
Deferred tax expense/benefit	—	13,034
Changes in assets and liabilities:
Accounts receivable	1,410	4,480
Inventory	(4,908)	1,195
Other current assets	947	(1,497)
Other long term assets	130	81
Accounts payable	(59)	(2,634)
Accrued expenses	(959)	541
Customer deposits	3,517	741
Other long term liabilities	(124)	(14)
Net cash flows from operating activities	(946)	4,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,469)	(3,806)
Grant proceeds from outside parties	698	—
Proceeds from (net cost of) disposal of fixed assets	—	323
Net cash flows from investing activities	(1,771)	(3,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	49,578	43,513
Repayments of revolving line of credit	(45,769)	(44,971)
Borrowings under other loan agreements	—	1,300
Repayments under other loan agreements	(2,181)	(2,160)
Debt issuance costs	—	(2)
Proceeds from exercise of stock options	3	17
Shares withheld for payment of taxes upon vesting of restricted stock	(604)	(79)
Net cash flows from financing activities	1,027	(2,382)

Net increase/(decrease) in cash and cash equivalents	(1,690)	(1,820)
Cash and cash equivalents, beginning of period	1,980	2,499
Cash and cash equivalents, end of period	$290	$679

Supplemental cash flow information:
Interest paid	$1,184	$1,177
Income taxes paid	—	12

Non-cash transactions
Fixed assets purchased with extended payment terms	22	466
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

Unaudited Financial Statements

The accompanying unaudited financial statements for the nine months ended June 26, 2015 and June 27, 2014 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

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

Reviewing Long-Lived Assets for Potential Impairment

The Company tests long-lived assets (PP&E and definitive-lived assets) for recoverability whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.  If the carrying value of an asset exceeds the undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination.  Historically, most of IEC's recorded goodwill related to SCB, which was acquired in December 2010. A lesser portion relates to Celmet, which was acquired in July 2010.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during the first nine months of fiscal 2015 or fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in the first nine months of fiscal 2015 or fiscal 2014.

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

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2014.  The federal income tax audit for fiscal 2011 concluded in fiscal 2013 and did not have a material impact on the financial statements.

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

	Three Months Ended		Nine Months Ended
Shares for EPS Calculation	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Weighted average shares outstanding	10,199,431	9,838,872	10,049,395	9,816,974
Incremental shares	—	—	—	—
Diluted shares	10,199,431	9,838,872	10,049,395	9,816,974

Anti-dilutive shares excluded	734,605	504,738	734,605	504,738

As a result of the net loss for the three and nine months ended June 26, 2015 and June 27, 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

FASB ASU 2014-09, "Revenue from Contracts with Customers," was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

FASB ASU 2015-11, "Simplifying the Measurement of Inventory" was issued on July 22, 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.
NOTE 2—RESTATEMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE AND EXCESS AND OBSOLETE INVENTORY RESERVE

The Consolidated Balance Sheet at September 30, 2014 and Consolidated Statements of Income, Changes in Stockholders’ Equity and Cash Flows for the year then ended and the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 have been restated.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated net loss for the three and nine months ended June 27, 2014 follows:

	Three Months Ended	Nine Months Ended
	June 27, 2014	June 27, 2014
(in thousands)
Net income/(loss) - Previously reported	$22	$(1,646)
Deferred tax asset valuation allowance adjustment	3	(14,016)
Excess and obsolete inventory reserve adjustment	(85)	(443)
Net income/(loss) - Restated	$(60)	$(16,105)

The impacts of the restatement adjustments on the Company’s previously reported consolidated income statement for the three and nine months ended June 27, 2014 follows:

	Three Months Ended			Nine Months Ended
	June 27, 2014			June 27, 2014
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
(in thousands, except per share data)
Cost of sales	$29,112	$85	$29,197	$87,675	$443	$88,118
Gross profit	3,880	(85)	3,795	12,259	(443)	11,816
Operating profit /(loss)	583	(85)	498	(1,195)	(443)	(1,638)
Income/(loss) before income taxes	25	(85)	(60)	(2,623)	(443)	(3,066)
Provision for /(benefit from) income taxes	3	(3)	—	(977)	14,016	13,039
Net income /(loss)	22	(82)	(60)	(1,646)	(14,459)	(16,105)
Net income /(loss) per share	$—	$(0.01)	$(0.01)	$(0.17)	$(1.47)	$(1.64)

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

During the process of closing the first quarter of fiscal 2015, the Company revisited its determination regarding the valuation of its deferred tax assets. After consulting applicable accounting guidance and interpretations thereof, the Company determined that the impairment charge should not have been excluded from the cumulative loss calculation. Once a cumulative three year loss is identified, it is very difficult to overcome this negative evidence. IEC did not believe there was enough positive evidence to outweigh the cumulative three year loss. Based on this interpretation, the Company recorded a full valuation allowance beginning in the second quarter of fiscal 2014, which is when the Company first accumulated a three year loss. As such, an error in the valuation allowance on deferred income tax assets was identified resulting in an understatement of tax expense and overstatement of deferred tax assets. The Company determined this error was material and required restatement of its consolidated financial statements for fiscal 2014 as well as the second, third and fourth quarters of fiscal 2014.

The Company also performed additional analysis related to its excess and obsolete inventory reserves. This analysis identified an error in the Albuquerque and SCB operating locations. The Company discovered that not all pertinent information was factored into the excess and obsolete inventory reserve estimates during fiscal 2014.

During fiscal 2014, given the time that had passed since SCB was acquired in December 2010, the Company should have factored in the age of SCB's inventory and its demand when estimating its excess and obsolete inventory reserve. Instead, the Company employed an approach that factored in the usage of the inventory since the SCB acquisition date and estimated a general reserve for remaining inventory. The restated excess and obsolete inventory reserve for SCB is based on an analysis that appropriately incorporates the age of SCB's inventory and its demand and involves the review of specific inventory items with a large extended value. This additional analysis was performed consistently for all items, regardless of whether they were purchased before or after the date the Company acquired SCB.

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

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 26, 2015 and June 27, 2014.

	Nine Months Ended
Allowance for Doubtful Accounts	June 26, 2015	June 27, 2014
(in thousands)
Allowance, beginning of period	$525	$452
Provision for doubtful accounts	(23)	257
Write-offs	(64)	(37)
Allowance, end of period	$438	$672

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 26, 2015	September 30, 2014
(in thousands)		(restated)
Raw materials	$21,147	$16,769
Work-in-process	8,163	7,906
Finished goods	2,149	757
Total inventories	31,459	25,432
Reserve for excess/obsolete inventory	(4,025)	(2,906)
Inventories, net	$27,434	$22,526

The Company has restated its excess and obsolete inventory reserve for the fiscal year ended September 30, 2014 and interim quarterly periods during the fiscal year then ended. The restatement is further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve.

NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	June 26, 2015	September 30, 2014
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	14,008	13,452
Leasehold improvements	1,487	1,458
Machinery and equipment	27,967	26,996
Furniture and fixtures	7,571	7,207
Construction in progress	952	381
Total fixed assets, at cost	53,586	51,095
Accumulated depreciation	(36,534)	(33,245)
Accumulated impairment - building and improvements	$(96)	$—
Fixed assets, net	$16,956	$17,850

Depreciation expense during the three and nine months ended June 26, 2015 and June 27, 2014 follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
(in thousands)
Depreciation expense	$1,049	$1,141	$3,289	$3,406

During the third quarter of fiscal 2015, the Company received an offer to purchase substantially all the assets and assume certain liabilities of the SCB reporting unit for approximately $2.5 million. At June 26, 2015, the Company was actively considering options regarding SCB which included rehabilitating, selling or shutting down operations. The Company's SCB assets did not meet the criteria to be deemed held for sale as of the end of the third quarter as there was not an approved plan to sell such assets. However, the willingness to accept the offer is considered to be an indication of fair value and as such, an impairment charge of $0.1 million was taken to adjust the reporting unit's fixed assets to fair value. Further information regarding the agreement to sell certain assets and liabilities of the SCB reporting unit (the "Asset Purchase Agreement") is disclosed in Note 19—Subsequent Events.

NOTE 6—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchases of SCB in the first quarter of fiscal 2011 and Albuquerque in fiscal 2010.

Among SCB’s key attributes as an acquisition candidate were the relationships established with a number of military and defense contractors.  The anticipated profitability of those relationships was considered by IEC in arriving at an amount to offer for SCB and also became the basis for allocating a portion of the purchase price to a related customer relationship intangible asset.  Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to this intangible asset.  The asset was being amortized over its 15-year estimated useful life, using the straight-line method.

The Company recorded an impairment of the customer relationship intangible asset of $2.4 million in the fourth quarter of fiscal 2013 and a further impairment charge of $2.0 million in the third quarter of fiscal 2015.

In connection with the SCB acquisition, IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  This intangible asset was being amortized evenly over its contractual life, however the remaining balance was impaired in the third quarter of fiscal 2015.

During the third quarter of fiscal 2015, the Company received an offer to purchase substantially all the assets and assume certain liabilities of SCB for approximately $2.5 million. At June 26, 2015, the Company was actively considering options regarding SCB which included rehabilitating, selling or shutting down operations. The Company's SCB assets did not meet the criteria to be deemed held for sale as of the end of the third quarter as there was not an approved plan to sell such assets. However, the Company's willingness to accept the offer is considered to be an indication of fair value and as such, impairment charges were taken to adjust SCB's assets to fair value. Further information regarding the agreement to sell certain assets and liabilities of SCB (the "Asset Purchase Agreement") is disclosed in Note 19—Subsequent Events.

As for Albuquerque, its building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at the date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.  No impairment has been taken for this asset since the Albuquerque acquisition.

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	June 26, 2015	September 30, 2014
(in thousands)
Customer relationships - SCB	$5,900	$5,900
Property tax abatement - Albuquerque	360	360
Non-compete agreement - SCB	100	100
Total intangibles	6,360	6,360
Accumulated amortization	(1,747)	(1,556)
Accumulated impairment - customer relationships	(4,460)	(2,412)
Accumulated impairment - Non-compete agreement	(9)	—
Intangible assets, net	$144	$2,392

Amortization expense during the three and nine months ended June 26, 2015 and June 27, 2014 follows:

	Three Months Ended		Nine Months Ended
Amortization Expense	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
(in thousands)
Intangible amortization expense	$64	$64	$191	$191

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March,
2016	$39
2017	39
2018	39
2019	27
2020	—
2021 and thereafter	—

NOTE 7—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 were $13.7 million and $0.1 million, respectively, prior to the impairments described below.

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

A further impairment charge of $1.9 million was recorded in the third quarter of fiscal 2015 to reduce the value of the goodwill to zero. During the third quarter of fiscal 2015, the Company received an offer to purchase substantially all the assets and assume certain liabilities of SCB for approximately $2.5 million. At June 26, 2015, the Company was actively considering options regarding SCB which included rehabilitating, selling or shutting down operations. The Company's SCB assets did not meet the criteria to be deemed held for sale as of the end of the third quarter as there was not an approved plan to sell such assets. However, the Company's willingness to accept the offer is considered to be an indication of fair value and as such, impairment charges were taken to adjust SCB's assets to fair value. Further information regarding the Asset Purchase Agreement is disclosed in Note 19—Subsequent Events.

As for the goodwill from the Celmet acquisition, there has been no impairment since acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	June 26, 2015	September 30, 2014
(in thousands)
Goodwill	$13,810	$13,810
Accumulated impairment	(13,709)	(11,805)
Goodwill, net	$101	$2,005

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		June 26, 2015		September 30, 2014
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2016	$11,240	4.44%	$7,431	4.44%
Term Loan A	f	2/1/2022	7,315	3.98	8,148	3.98
Term Loan B	v	2/1/2023	10,733	3.43	11,783	3.41
Albuquerque Mortgage Loan	v	2/1/2018	2,533	4.69	2,733	4.69
Celmet Building Term Loan	f	11/7/2018	1,094	4.72	1,192	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			33,015		31,387
Less: current portion			(14,148)		(2,908)
Long-term debt			$18,867		$28,479

(1) Rates noted are before impact of interest rate swap.

M&T Bank Credit Facilities

On January 18, 2013, the Company and M&T Bank entered into the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), replacing a prior agreement dated December 17, 2010. Variable rate debt under the 2013 Credit Agreement accrues interest at Libor plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDARS Ratio, as defined below. Borrowings under the 2013 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The 2013 Credit Agreement as amended prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

Individual debt facilities provided under the 2013 Credit Agreement as amended by the first two amendments, both of which occurred prior to fiscal 2014, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2016. The maximum amount the Company may borrow is determined based on a borrowing base calculation as defined in the 2013 Credit Agreement as described below.

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

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the 2013 Credit Agreement. The proceeds were used to reimburse the Company’s cost of purchasing the Rochester, New York facility. Principal is being repaid in 59 monthly installments of $11 thousand plus a balloon payment due at maturity.

Borrowing Base

The maximum amount the Company may borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20 million. At the Company's election, another 35% of eligible inventories may be included in the borrowing base for limited periods of time during which a higher rate of interest is charged on the Revolver. Borrowings based on inventory balances are further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million.
The Sixth Amendment removed the provision in the 2013 Credit Agreement that allowed for borrowing at an increased interest rate margin based on 85% of eligible accounts plus 70% of eligible inventories up to a maximum of $4.75 million.

At June 26, 2015, the upper limit on Revolver borrowings was $19.5 million. Average available balances on the Revolver amounted to $9.9 million and $10.8 million during the nine months ended June 26, 2015 and June 27, 2014, respectively.

Interest Rates

For the variable rate debt, the interest rate is Libor plus the applicable margin interest rate that is based on the Company's Debt to EBITDARS Ratio, as defined below. Changes to applicable margins and unused fees resulting from the Debt to EBITDARS Ratio generally become effective mid-way through the subsequent quarter. The Second Amendment to the 2013 Credit Agreement entered into on August 6, 2013 (the "Second Amendment") modified the ranges of applicable margins and unused fees by increasing both the lower and upper limit of each range with respect to the applicable debt facility.

The higher Debt to EBITDARS Ratio calculated as of June 28, 2013, in conjunction with the Second Amendment resulted in an increase of 0.25% in the effective rate applicable to Term Loan B and Albuquerque Mortgage Loan and the unused commitment fee for the Revolver remained unchanged.

The Fourth Amendment to the 2013 Credit Agreement (the "Fourth Amendment") fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case for the period December 13, 2013 through December 13, 2014 and if the Company was not compliant with financial covenants on December 13, 2014, during the period of non-compliance. The Fifth Amendment further fixed the applicable margins at the rates noted in the Fourth Amendment through March 27, 2015 and if the Company was not compliant with financial covenants on March 27, 2015, during the period of non-compliance. Additionally, the Sixth Amendment to the 2013 Credit Agreement entered into on May 8, 2015 (the "Sixth Amendment") further fixed each facility’s applicable margin at the rates established under the Fourth and Fifth Amendments through March 31, 2016, and thereafter if the Company is not then in compliance with its financial covenants. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $38.2 thousand and $40.5 thousand during the nine months ended June 26, 2015 and June 27, 2014, respectively. The fee percentage varies based on the Company's Debt to EBITDARS Ratio, as defined below.
Interest Rate Swap

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (“Swap Transaction”). The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on the loan’s outstanding principal. Pursuant to the Swap Transaction, the Company’s one month Libor rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%. The Fourth Amendment and Fifth Amendment temporarily modified the Term Loan B spread to 3.25% which results in an effectively fixed rate of 4.57%.

Financial Covenants

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS"), (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Debt to EBITDARS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

On May 15, 2013 we obtained an amendment to the 2013 Credit Agreement (the “First Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants. The Second Amendment, obtained on August 6, 2013 modified the Debt to EBITDARS Ratio. On December 13, 2013 we obtained the Fourth Amendment and on February 4, 2014 we obtained a further amendment to the 2013 Credit Agreement (the “Fifth Amendment”) which further modified the ratios.

The Second Amendment also amended two definitions used in the calculation of the financial covenants, including: (i) the definition of net income, to add back, through the fiscal quarter ending June 27, 2014, up to $1.1 million of legal and accounting fees associated with the restatement, and (ii) the definition of interest expense as related to Rate Management Transactions (defined in the 2013 Credit Agreement), to be “the net cash cost or benefit associated with Rate Management Transactions net cash benefit or loss”.

Pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015. EBITDARS as amended and restated means, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,112, (b) for the fiscal quarter ending March 27, 2015, $2,652,659, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by Borrower during such Fiscal Quarter in connection with mortgages, environmental site assessments, title insurance and appraisals ("Costs") and (d) for the fiscal quarter ending September 30, 2015, $200,000 plus costs incurred and paid by Borrower during such Fiscal Quarter, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

Covenant Ratios in effect at June 26, 2015, after the 6th Amendment, are as follows:

•	Debt to EBITDARS Ratio:
2013 Credit Agreement, after Sixth Amendment:
	3/28/15 through and including 6/26/15	< 5.75 to 1.00
	6/27/15 through and including 9/30/15	< 5.75 to 1.00
	10/1/15 through and including 12/25/15	< 5.50 to 1.00
	12/26/15 through and including 3/25/16	< 5.00 to 1.00
	3/26/16 through and including 6/24/16	< 4.50 to 1.00
	6/25/16 through and including 9/30/16	< 4.00 to 1.00
	10/1/16 and thereafter	< 3.50 to 1.00

•	Fixed Charge Coverage Ratio:
2013 Credit Agreement, after Sixth Amendment:
	3/28/15 through and including 6/26/15	> 0.60 to 1.00
	6/27/15 through and including 9/30/15	> 0.45 to 1.00
	10/1/15 through and including 12/25/15	> 0.75 to 1.00
	12/26/15 through and including 3/25/16	> 1.00 to 1.00
	3/26/16 through and including 6/24/16	> 1.10 to 1.00
	6//25/16 and thereafter	> 1.25 to 1.00

The Sixth Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending June 26, 2015, and $1.5 million for each fiscal quarter thereafter.

A summary of financial covenant compliance follows:

	Quarterly EBITDARS	Debt to EBITDARS Ratio	Fixed Charge Coverage Ratio
Fiscal Quarters
Third 2015	Compliant	Compliant	Compliant
Second 2015	Waived	Waived	Waived
First 2015	Waived	Waived	Waived

Fourth 2014	Compliant	Not Measured	Not Measured
Third 2014	Compliant	Not Measured	Not Measured
Second 2014	Waived	Not Measured	Not Measured
First 2014	Waived	Not Measured	Not Measured

As a result of the 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

Other Borrowings

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

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March 27,
2016 (1)	$14,148
2017	2,908
2018	4,641
2019	3,315
2020 and thereafter	8,003
$33,015

(1) Includes Revolver balance of $11.2 million at June 26, 2015

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

As described in Note 8—Credit Facilities, we are party to the Swap Transaction. The fair value of the Swap Transaction represented an asset of $0.1 million and $0.2 million at June 26, 2015 and September 30, 2014, respectively, and was estimated based on Level 2 inputs.  The Company did not designate the Swap Transaction as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the period ended June 26, 2015 within interest expense.

The fair value of the Swap Transaction of $0.1 million and $0.2 million is recorded in other long term assets in the Consolidated Balance Sheet at June 26, 2015 and September 30, 2014, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, Libor implied forward interest rates and the remaining time to maturity.  At June 26, 2015, the Swap Transaction was an asset with a fair value of $0.1 million.

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	June 26, 2015		September 30, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	6,309	7,315	6,924	8,148
Celmet Building Term Loan	966	1,094	1,035	1,192

The fair value of the remainder of the Company’s debt approximated carrying value at June 26, 2015 and September 30, 2014 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 26, 2015	June 27, 2014
(in thousands)
Reserve, beginning of period	$251	$219
Provision	287	235
Warranty costs	(237)	(221)
Reserve, end of period	$301	$233

NOTE 12—DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates.  These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects.  There were no deferred grants recorded in fiscal 2015 and $0.7 million of deferred grants recorded during the year ended September 30, 2014, from such grant programs.

One of the Company’s grants is a loan to grant agreement.  The Company has signed a promissory note in the principal amount of $0.1 million, which will be forgiven if certain employment targets at the Newark, NY facility are obtained at future dates.  If the employment targets are not obtained, the Company is obligated to repay a portion of the loan with interest.  As the

Company intends to comply with these agreements, the Company has recorded the funds received as a deferred amount within other long-term liabilities on the balance sheet.

The Company received a government grant in the amount of $0.7 million for the purchase of equipment upgrades to accommodate existing and anticipated business growth. Required employment targets at the Newark, NY facility for this grant were met as of September 30, 2014 and the Company has no further obligations under this grant.

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations.  One agency is contributing in kind services and property of $0.1 million while the other is contributing cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants will be amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  The Company recorded amortization of $123 thousand and $14 thousand for the deferred grants for the nine months ended June 26, 2015 and June 27, 2014, respectively.

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

Stock-based compensation expense recorded under the plans totaled $2.0 million and $0.4 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.  At June 26, 2015 there were 907,389 shares available to be issued from the 2010 Plan. On February 2, 2015, the Company announced its shareholders elected all seven Vintage Opportunity Fund, LP-nominated directors to the Company’s Board of Directors. This change in the Company's Board of Directors was a change in control event which triggered automatic vesting for all awards outstanding under the 2010 and 2001 Plans. On the change in control date 390,882 shares of restricted stock and 119,500 stock options vested which resulted in stock-based compensation expense of $1.8 million.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 26, 2015 and June 27, 2014 are included in the table below:

	Nine Months Ended
Valuation of Options	June 26, 2015	June 27, 2014

Assumptions for Black-Scholes:
Risk-free interest rate	1.29%	1.31%
Expected term in years	4.5	4.1
Volatility	40%	49%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	517,145	45,500
Weighted average fair value per share	$1.44	$1.62
Fair value of options granted (000's)	$745	$74

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 26, 2015		June 27, 2014
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	234,000	$4.48	246,383	$4.38
Granted	517,145	4.14	45,500	4.12
Exercised	(25,932)	1.87	(18,093)	1.49
Shares withheld for payment of exercise price upon exercise of stock option	(16,068)	1.88	(3,407)	1.69
Forfeited	(8,300)	6.04	(23,283)	5.71
Expired	(9,200)	6.06	(2,850)	5.04
Outstanding, end of period	691,645	$4.35	244,250	$4.51

For options expected to vest
Number expected to vest	519,399	$4.44	220,987	$4.49
Weighted average remaining term, in years	5.5		3.4
Intrinsic value (000s)		$213		$176

For exercisable options
Number exercisable	205,500	$5.01	125,650	$3.59
Weighted average remaining term, in years	3.6		2.0
Intrinsic value (000s)		$70		$166

For non-exercisable options
Expense not yet recognized (000s)		$660		$171
Weighted average years to be recognized	3.8		2.6

For options exercised
Intrinsic value (000s)		$119		$59

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Nine Months Ended
	June 26, 2015		June 27, 2014
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	112,350	$2.15	138,350	$2.51
Granted	517,145	1.44	45,500	1.62
Vested	(135,050)	2.08	(41,967)	2.51
Forfeited	(8,300)	2.35	(23,283)	2.30
Non-vested, end of period	486,145	$1.42	118,600	$2.20

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 26, 2015		June 27, 2014
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	322,873	$4.97	275,474	$5.96
Granted	171,155	5.02	155,703	4.05
Vested	(316,539)	5.08	(80,971)	5.74
Shares withheld for payment of taxes upon vesting of restricted stock	(133,329)	4.53	(18,615)	4.28
Forfeited	(1,200)	3.91	(71,103)	5.88
Outstanding, end of period	42,960	$4.22	260,488	$5.15

For non-vested shares
Expense not yet recognized (000s)		$180		$725
Weighted average remaining years for vesting		2.1		3.0

For shares vested
Aggregate fair value on vesting dates (000s)		$2,062		$421

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

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $8.0 thousand for the nine months ended June 26, 2015. Compensation expense recognized under the ESPP was $1.0 thousand for the nine months ended June 26, 2015. There were no employee contributions or compensation expense recognized under the ESPP during the nine months ended June 27, 2014.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.  In connection with the restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the 2010 Plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay, and has not paid, any meeting fees in stock during the period since May 21, 2013 through the third quarter of fiscal 2015.

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  During the the first nine months of fiscal 2015, the Company contributed 25% of the first 6% contributed by all employees at all locations. During the first nine months of fiscal 2014, for its Albuquerque operating location only, the Company contributed 25% of the first 6% contributed by employees. Contributions during the nine months ended June 26, 2015 and June 27, 2014 totaled $200 thousand and $27 thousand, respectively.

NOTE 15—INCOME TAXES

Provision for income taxes during the three and nine months ended June 26, 2015 and June 27, 2014 follows:

	Three Months Ended		Nine Months Ended
Income Tax Provision/Benefit	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
(in thousands)		(restated)		(restated)
Provision for/(benefit from) income taxes	$—	$—	$—	$13,039

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

Due to the Company's NOLs, a provision for pre-tax income was not recorded in the second quarter of fiscal 2015.

NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Aerospace & Defense (previously Military & Aerospace)	35%	50%	40%	50%
Medical	32%	22%	30%	19%
Industrial	30%	22%	27%	25%
Communications & Other	3%	6%	3%	6%
	100%	100%	100%	100%

Three individual customers each represented 10% or more of sales for the nine months ended June 26, 2015. One customer in the industrial sector represented 18% of sales, two customers in the medical sector represented 13% and 11% of sales. Two individual customers represented 10% or more of sales for the nine months ended June 27, 2014.  One customer in the Industrial sector represented 15% of sales and one customer in the Medical sector represented 12% of sales for the nine months ended June 27, 2014.

Three individual customers represented 10% or more of receivables and accounted for 43% of outstanding balances at June 26, 2015. Three individual customers represented 10% or more of receivables and accounted for 37% of the outstanding balances at June 27, 2014.
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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During August 2011, one of IEC's operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit's purchases. The agreement was subsequently amended to extend through September 30, 2018.  In the event the unit's cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-Q, the Company expects to exceed the minimum purchase requirements under the agreement, thereby avoiding any termination fee.

NOTE 19—SUBSEQUENT EVENTS

Subsequent to third quarter of fiscal 2015, the Company sold its Southern California Braiding Company, Inc. (SCB) business to DCX-Chol Enterprises, Inc. ("DCX"), a provider of engineered high performance interconnect products, for a purchase price of approximately $2.5 million. As previously disclosed, Southern California Braiding, Inc., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), effective as of July 9, 2015, by and between SCB and DCX, whereby DCX purchased the multi-conductor stranded copper cable and harness assemblies manufacturing and servicing business previously operated by SCB. Prior to this transaction, there was not a material relationship between the Company and DCX or between DCX and any officer, director or affiliate of the Company.

Pursuant to the Asset Purchase Agreement, SCB sold substantially all of its assets to DCX for a net cash payment of $2.3 million and the assumption by DCX of certain obligations and liabilities of SCB. The cash payment is net of certain pro rations and transaction costs. The Asset Purchase Agreement contains indemnification obligations of each party with respect to breaches of representations, warranties and covenants and certain other specified matters.

The Company is still evaluating whether SCB will be reported as discontinued operations in subsequent periods. A summary of SCB's operating results and total assets follows:

	Three Months Ended		Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(unaudited)	(restated)	(unaudited)	(restated)
Net sales	1,867	3,819	5,215	10,698
Gross profit	14	663	(583)	1,632
Income/(loss) before income taxes	(4,389)	286	(5,727)	(33)

	June 26, 2015	September 30, 2014
	(unaudited)	(restated)
Total Assets	3,584	9,567

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

Forward-Looking Statements

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.  This Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements.  These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

We are a provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology for mission-critical applications.  We specialize in the custom manufacture of high reliability, complex circuit board and system-level assemblies; a wide array of cable and wire harness assemblies, precision metal assemblies and provide laboratory services for advanced research and testing.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we believe we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

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

In addition, we restated our previously issued consolidated financial statements for FY 2014, and the unaudited interim financial statements for Q3-2014, Q2-2014 and the fiscal quarter ended December 27, 2013 ("Q1-2014") due to an error in the estimation of the excess and obsolete inventory reserve at two operating locations, which resulted in an understatement of cost of goods sold and overstatement of inventory. Cost of goods sold was understated by approximately $0.2 million, $0.1 million, $0.1 million and $0.3 million in Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. Inventory was overstated by approximately $0.2 million, $0.4 million, $0.4 million and $0.7 million as of the end of Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. For FY 2014, cost of goods sold was understated and inventory was overstated by approximately

$0.7 million. We refer to the restatements related to the deferred tax asset valuation allowance and excess and obsolete inventory reserve as the 2014 Restatements and together with the Prior Restatement, the Restatements.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 26, 2015	June 27, 2014
(in thousands)		(restated)
Net sales	$34,444	$32,992

Gross profit	4,703	3,795
Selling and administrative expenses	4,049	3,195
Impairment of goodwill and other intangibles	4,057	—
Restatement and related expenses	298	102
Interest and financing expense	316	558
Other expense/(income)	—	—
Income/(loss) before income taxes	(4,017)	(60)
Provision for/(benefit from) income taxes	—	—
Net income/(loss)	$(4,017)	$(60)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 26, 2015	June 27, 2014

Aerospace & Defense (previously Military & Aerospace)	35%	50%
Medical	32%	22%
Industrial	30%	22%
Communications & Other	3%	6%
	100%	100%

Revenue increased in the third quarter of fiscal 2015 by $1.5 million or 4.4% as compared to the third quarter of the prior fiscal year. Increases in the medical market sector and industrial market sector of $3.9 million and $2.8 million, respectively were partially offset by decreases in the aerospace & defense market sector of $4.2 million and the communications & other market sector of $1.1 million.

Revenue for the medical market sector increased $3.9 million primarily due to increases in demand. Higher demand from our medical customer that was awaiting FDA approval in fiscal 2014 caused an increase of $4.3 million. In the third quarter of the prior fiscal year, the hold was lifted and the customer's testing was completed in the fourth quarter. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase throughout the first three quarters of fiscal 2015. Revenue for another medical customer decreased $1.2 million due to lower demand. The remaining increase was due to revenue from new programs with existing customers of $0.5 million and increased demand of $0.3 million at another customer.

The net increase in the industrial market sector of $2.8 million resulted primarily from new programs with three existing customers. We expect the volume for some of these new programs to decrease as our customers plan to source a portion of the programs from another contract manufacturer. Revenue from one new customer increased revenue by $0.2 million. These increases were partially offset by a net decrease in revenue at three other customers caused by fluctuations in demand.

Various decreases and increases for our aerospace & defense customers resulted in a net decrease of $4.2 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $6.8 million were partially offset by increases from other customers. Lower demand from several of our customers caused decreases of $4.0 million. A portion of this demand decrease is attributable to lower quality and on time delivery ratings with two customers of our SCB location. The loss of two programs caused a $0.4 million decrease and the winding down of two other programs caused an additional decrease of $0.4 million. A program for an existing customer that occurred in 2014 and is not expected to recur caused a decrease of $0.4 million. Two lost customers, one of which was due to a customer facility shut down, caused an additional decrease of $0.4 million. Our decision to end certain programs with two customers due primarily to lack of profitability caused an aggregate decrease of $1.2 million.

The decreases for some of our aerospace & defense customers were partially offset by increases at several other customers. Higher demand at existing customers resulting in an increase of $2.1 million. New programs from existing customers increased revenue by $0.5 million. An increase of $0.3 million was due to a program for an existing customer in fiscal 2015 that did not occur in fiscal 2014 and is not expected to recur in the future.

The net decrease in the communications & other market sector was $1.1 million compared to the third quarter of the prior fiscal year. Lower demand from two customers caused a decrease of $1.1 million. Our decision to end a customer relationships due to lack of profitability resulted in an additional decrease of $0.6 million. Higher demand at existing customers as well as revenue from a new customer offset $0.5 million of the decreases.

Our third quarter gross profit increased $0.9 million to 13.7% of sales from 11.5% of sales in the third quarter of the prior fiscal year. Gross profit improvement was driven largely by lower labor costs. Improvements in process and an increased focus on labor efficiency lowered headcount and reduced overtime. Increased revenue allowed better leverage of our overhead. In addition to the improvements in labor and overhead costs, we also experienced a slight improvement in reducing material costs as a percent of revenue.

Selling and administrative ("S&A") expenses are presented excluding restatement and related expenses as well as the impairment of goodwill and other intangible assets as discussed below. S&A expense increased $0.9 million, and represented 11.8% of sales in the third quarter of fiscal 2015, compared to 9.7% of sales in the same quarter of the prior fiscal year. The increase in S&A expenses was primarily due to increased payroll and related benefits as well as an increase in bad debt expense. Payroll and related benefits increased $0.4 million primarily related to increased medical insurance and temporary wage expense, primarily due to additional finance resources required for the 2014 Restatement and proxy contest. We realized income of $0.2 million in the same quarter of the prior fiscal year for bad debt versus less than $0.1 million of expense in the third quarter of fiscal 2015. During the third fiscal quarter of fiscal 2015, we incurred expenses related to the divestiture of Southern California Braiding, which closed subsequent to the end of the third fiscal quarter as further discussed in Note 8—Credit Facilities. In addition, $0.1 million of costs associated with the lender requirements related to the Sixth Amendment to the 2013 Credit Agreement were incurred during the third quarter of fiscal 2015.

During the third quarter of fiscal 2015, we recorded an impairment charge of $4.1 million to our SCB reporting unit which fully impaired goodwill and intangibles and impaired fixed assets by $0.1 million. IEC received an offer to purchase substantially all the assets and the assume certain liabilities of SCB for approximately $2.5 million during the third quartet of fiscal 2015. As we were willing to accept $2.5 million, we considered this to be an indication of fair value and as such, adjusted the reporting unit's assets to fair value.

Restatement and related expenses of $0.3 million in the third quarter of fiscal 2015 represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. In the current fiscal year, we have also incurred restatement and related expenses related to fees for the reaudit of fiscal 2014 due to the 2014 Restatements.

Interest expense decreased by $0.2 million compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.2 million to the decrease in expense in the third quarter of the current fiscal year compared to the prior fiscal year. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.08% higher during the third quarter of fiscal 2015 than in the third quarter of the prior fiscal year. Our average outstanding debt balances increased by $1.3 million in the third quarter of fiscal 2015 compared to the third fiscal 2014. During the third quarter of the current fiscal year there was a decrease in debt covenant waiver fees compared to the same quarter of the prior fiscal year. Cash paid for interest was approximately $0.4 million for both the third quarter of fiscal 2015 and fiscal 2014. Detailed information regarding our borrowings, including a summary of modifications to the Fourth Amended and Restated Credit Facility Agreement and debt covenant compliance, is provided in Note 8—Credit Facilities.

There was no material income tax expense or benefit in the third quarter of fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. The full valuation allowance was recorded in the second quarter of fiscal 2014.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2014, the NOL carryforwards amounted to approximately $16.3 million. The NOL carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Nine Months Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 26, 2015	June 27, 2014
(in thousands)		(restated)
Net sales	$98,276	$99,934

Gross profit	10,519	11,816
Selling and administrative expenses	14,346	10,938
Impairment of goodwill and other intangibles	4,057	—
Restatement and related expenses	948	2,516
Interest and financing expense	1,516	1,410
Other expense/(income)	—	18
Income/(loss) before income taxes	(10,348)	(3,066)
Provision for/(benefit from) income taxes	—	13,039
Net income/(loss)	$(10,348)	$(16,105)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 26, 2015	June 27, 2014

Aerospace & Defense (previously Military & Aerospace)	40%	50%
Medical	30%	19%
Industrial	27%	25%
Communications & Other	3%	6%
	100%	100%

Revenue decreased in the first nine months of fiscal 2015 by $1.7 million or 1.7% as compared to the first nine months of the prior fiscal year. Decreases in the aerospace & defense and communications & other market sectors were $10.4 million and $3.5 million, respectively. These decreases were partially offset by increases in the medical and industrial market sectors. The medical market sector increased $10.9 million and the industrial market sector increased $1.4 million.
Various decreases and increases for our aerospace & defense customers resulted in a net decrease of $10.4 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $17.2 million were partially offset by increases from other customers. Lower demand at several of our customers caused a decrease of $10.7 million. A portion of this demand decrease is attributable to lower quality and on time delivery ratings with two customers of our SCB location. The loss of five programs caused a decrease of $2.0 million and the winding down of two programs caused $1.1 million of the decrease. Our decision to end certain programs with customers due primarily to lack of profitability caused an aggregate decrease of $1.8 million. Two lost customers, one of which was due to a customer facility shut down, caused a decrease of $0.8 million. In addition, one time orders fulfilled in the first nine months of the prior year caused a revenue decrease of $0.8 million.

These decreases were partially offset by increases at several other customers. New programs and increased demand from existing customers increased revenue by $2.5 million and $2.3 million, respectively. Revenue of $1.6 million in the first nine months of fiscal 2015 was due to a program for an existing customer that did not occur in fiscal 2014 and is not expected to recur in the future.

Revenue for the communications & other market sector decreased $3.5 million. The decision to end two customer relationships, one of which was due to lack of profitability, resulted in an aggregate decrease of $2.6 million. Lower demand from one customer due to a shift in their business model decreased revenue by $1.4 million. Lower demand from two other customers decreased revenue by $0.4 million. These decreases were partially offset by increased demand from existing customers of $0.7 million and revenue from a new customer of $0.2 million.
The net increase in the medical market sector was $10.9 million. Higher demand from our medical customer that was awaiting FDA approval in fiscal 2014 caused an increase of $8.8 million in the first nine months of fiscal 2015. In the second quarter of the prior fiscal year, this customer was seeking FDA approval for modifications to its existing programs which caused the programs to be put on hold. The hold was lifted during the third quarter of fiscal 2014 and the customer's testing was completed in the fourth quarter. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase in the first nine months of fiscal 2015. Revenue for another medical customer increased $1.1 million due to higher demand. New programs at an existing customer caused increases of $0.9 million and fluctuations in demand caused the remaining net increase.
The net increase in the industrial market sector of $1.4 million resulted from increases of $3.8 million partially offset by lower customer demand. New programs with existing customers resulted in an increase of $3.1 million. We expect the volume for some of these new programs to decrease as our customers plan to source a portion of the programs from another contract manufacturer. Demand for existing programs at other customers increased revenue by $0.3 million and new customer increased revenue $0.2 million. Demand fluctuations from four of our customers caused a decrease of $1.2 million. In addition, $0.8 million of the decrease was due to a one time order in the prior fiscal year.
Gross profit in the first nine months of fiscal 2015 decreased $1.3 million over the first nine months of the prior fiscal year, and represents 10.7% of revenue compared to 11.8% of revenue in the same period of the prior fiscal year. This decrease is primarily due to lower leverage of overhead at our Albuquerque and SCB operating locations as well as higher excess and obsolete inventory expense at one of our operating locations. Additional stock-based compensation attributed to the change in control resulting from the proxy contest caused gross profit to decrease $0.7 million or 0.7 percentage points. The remaining difference can be attributed to better performance at our remaining operating locations, primarily as a result of improved labor management, leveraging of overhead due to increased revenue mainly from our medical market sector and improved material cost reductions.
Selling and administrative ("S&A") expenses are presented excluding restatement and related expenses and impairment of goodwill and other intangibles discussed below. S&A expenses increased $3.4 million, and represented 14.6% of sales over the first nine months of fiscal 2015, compared to 10.9% of sales in the same period in prior fiscal year. The increase in S&A expenses was primarily due to expenses related to the proxy contest and resulting change of control. These costs totaled $3.3 million and include stock based compensation of $1.1 million, legal and other expenses incurred by the Company and Vintage Opportunity Fund, LP of $1.5 million and severance costs of $0.8 million. Excluding these costs, S&A expense increased $0.1 million, and represented 11.2% of sales over the first nine months of fiscal 2015, compared to 11.0% of sales in the same period of the prior fiscal year.

During the third quarter of fiscal 2015, we recorded an impairment charge of $4.1 million to our SCB reporting unit which fully impaired goodwill and intangibles and impaired fixed assets by $0.1 million. IEC received an offer to purchase substantially all the assets and the assume certain liabilities of SCB for approximately $2.5 million during the third quarter of fiscal 2015. As we were willing to accept $2.5 million, we considered this to be an indication of fair value and as such, adjusted the reporting unit's assets to fair value.

Restatement and related expenses of $0.9 million in the first nine months of fiscal 2015 represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts. $0.6 million of Restatement and related expenses in the first nine months of fiscal 2015 were for the reaudit of fiscal 2014 due to the 2014 Restatements.
Interest expense in the first nine months of fiscal 2015 increased by $0.1 million compared to the same period of the prior fiscal year. The increase is due to the net impact of adjusting the interest rate swap to fair value and an increase in the covenant waiver fee in the first nine months of the current fiscal year compared to the prior fiscal year period. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was consistent in the first nine months of the prior fiscal year. Our average outstanding debt balances declined from $35.4 million for the first nine months of fiscal 2014 to $32.1 million for the first nine months of fiscal 2015. Average borrowings in the first nine months of fiscal 2015 were lower than the same period of the prior fiscal year due to repayments on term debt. Cash paid for interest was approximately $1.2 million for the first nine months of both fiscal 2015 and fiscal 2014. Detailed information regarding our borrowings, including a summary of modifications in the Fourth Amended and Restated Credit Facility Agreement and debt covenant compliance, is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the first nine months of fiscal 2015 as we have NOL carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. As part of our 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, a full valuation allowance was recorded in the second quarter of fiscal 2014.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2014, the carryforwards amounted to approximately $16.3 million. The carryforwards expire in varying amounts between 2021 and 2025, with a small portion expiring in 2034, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of June 26, 2015 outstanding capital expenditure commitments were $0.1 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	June 26, 2015	June 27, 2014
(in thousands)		(restated)
Cash and cash equivalents, beginning of period	$1,980	$2,499
Net cash flow from:
Operating activities	(946)	4,045
Investing activities	(1,771)	(3,483)
Financing activities	1,027	(2,382)
Net (decrease) increase in cash and cash equivalents	(1,690)	(1,820)
Cash and cash equivalents at end of period	$290	$679

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts, was $0.9 million for the first nine months of fiscal 2015.  Cash flow provided by operations, before considering changes in working capital, in the first nine months of fiscal 2014 was $1.2 million.  There was an improvement in net loss of $5.8 million compared to the first nine months of the prior fiscal year, however non-cash expenses were lower in the first nine months of fiscal 2015. Deferred tax expense decreased by $13.0 million compared to fiscal 2014 due to a recording a full valuation allowance on deferred tax asset in the second quarter of fiscal 2014 as further discussed in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve. In the first nine months of fiscal 2015, a $4.1 million impairment charge was taken. Stock based compensation was also higher in the first nine months of fiscal 2015 by $1.6 million as a result of the change in control resulting from the proxy contest.

Working capital did not provide or use cash flows in the first nine months of fiscal 2015 and provided cash flows of $2.9 million in the first nine months of fiscal 2014.  The change in working capital in the first nine months of fiscal 2015 was primarily due to an increase in inventory of $4.9 million, partially offset by an increase in customer deposits of $3.5 million. Approximately $2.9 million of the inventory increase was driven by purchases related to materials management programs for several customers, most of which is offset by customer deposits. Increases in inventory were also caused by increased demand including the ramp in production of relatively new customers in our medical market sector, maintaining higher levels of finished goods for certain customers at their request and delays in some smaller programs. A decrease in accounts receivable contributed $1.4 million to cash flow provided by operations, mainly due to lower sales volume in the last two month of the third fiscal quarter of 2015 compared to the last two months of the fourth fiscal quarter of 2014 as well as improved collection of receivables. An increase in other current assets was offset by increased other accrued expenses, both primarily attributable to Restatement and related expenses and the partial reimbursement of those expenses.

Investing activities

Cash flows used in investing activities were $1.8 million and $3.5 million for the first nine months of fiscal 2015 and 2014, respectively.  Cash flows used in the first nine months of fiscal 2015 primarily consisted of the purchases of equipment and, to a lesser extent, building improvements totaling $2.5 million, partially offset by cash received from a community development block grant of $0.7 million. The community development block grant was initiated in fiscal 2012 but not completed and submitted for reimbursement until September 2014. Cash used in the first nine months of fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.

Financing activities

Cash flows provided by financing activities were $1.0 million for the first nine months of fiscal 2015 and cash flows used in financing activities were $2.4 million for the first nine months of fiscal 2014.  During the first nine months of fiscal 2015, net borrowings under all credit facilities were $1.6 million, with $3.8 million of net borrowings under the revolver and repayments of $2.2 million for term debt. In the first nine months of fiscal 2014, net cash flows reduced outstanding credit facilities by $2.3 million, due to net repayments funded by operations.

Credit Facilities

At June 26, 2015, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $11.2 million, and the maximum available was $19.5 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months. The Company plans to extend the maturity of its revolver, which is currently set to mature in January 2016. Should we be unable to extend the maturity or refinance our debt, we may not be able to fund our operating requirements.

The 2013 Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS") , (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Debt to EBITDARS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges). Subsequent amendments to the 2013 Credit Agreement modified financial covenants and related definitions, as described in Note 8—Credit Facilities.

A summary of financial covenant compliance follows:

	Quarterly EBITDARS	Debt to EBITDARS Ratio	Fixed Charge Coverage Ratio
Fiscal Quarters
Third 2015	Compliant	Compliant	Compliant
Second 2015	Waived	Waived	Waived
First 2015	Waived	Waived	Waived

Fourth 2014	Compliant	Not Measured	Not Measured
Third 2014	Compliant	Not Measured	Not Measured
Second 2014	Waived	Not Measured	Not Measured
First 2014	Waived	Not Measured	Not Measured

As a result of the 2014 Restatements as described in Note 2—Restatement of Deferred Tax Asset Valuation Allowance and Excess and Obsolete Inventory Reserve, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	June 26, 2015	September 30, 2014	June 26, 2015	September 30, 2014
(restated)
Quarterly EBITDARS (000s)	Minimum $1,250	Minimum $1,500	$1,806	$2,641
Debt to EBITDARS Ratio	Maximum 5.75x	Not Measured	5.1x	Not Measured	(a)
Fixed Charge Coverage Ratio (b)	Minimum 0.6x	Not Measured	0.9x	Not Measured	(a)

(a)	Compliance waived.

(b)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

	Three Months Ended
	June 26, 2015	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	$(4,017)	$1,034
Restatement related expenses (a)	—	—
Asset impairment (b)	4,057	—
Restatement and related expenses	200	—
Lender requirement expenses	100	—
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,112	1,218
Interest expense	316	386
Non-cash stock compensation	38	164
EBITDARS	$1,806	$2,641

A reconciliation of Adjusted EBITDA to Net income follows:

	Three Months Ended
	June 26, 2015	September 30, 2014
(in thousands)		(restated)
Net income/(loss)	(4,017)	$1,034
Restatement related expenses (a)	—	—
Asset impairment (b)	4,057	—
Restatement related expenses (a)	200	—
Lender requirement expenses	100	—
Provision for/(benefit from) income taxes	—	(161)
Depreciation and amortization expense	1,112	1,218
Interest expense	316	386
Non-cash stock compensation	38	164
Unfinanced capital expenditures	(563)	(512)
Income taxes paid	—	(3)
Adjusted EBITDA	$1,243	$2,126

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K/A filed for the fiscal year ended September 30, 2014.  During the nine months ended June 26, 2015 there have been no material changes to these policies.

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

At June 26, 2015, the Company had $33.0 million of debt, comprised of $24.5 million with variable interest rates and $8.5 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“Libor”). The Company is party to a swap transaction that effectively fixes an additional $10.7 million of debt, which increased the portion of debt with effectively fixed interest rates from $8.5 million to $19.2 million at June 26, 2015. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. Interest rates based on Libor currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of June 26, 2015 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 26, 2015, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weaknesses discussed in greater detail in our Form 10-K/A filed with the SEC on May 11, 2015 (the “2014 Form 10-K/A”), our Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2015, the Company’s disclosure controls and procedures were not effective. To address these material weaknesses, we have implemented certain remedial measures, as described in our 2014 Form 10-K/A.

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
Except as described above, during the nine months ended June 26, 2015, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2014 filed with the Securities and Exchange Commission on May 11, 2015.
OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO EXTEND THE MATURITY DATE OF THE REVOLVER OR REFINANCE THE REVOLVER ON FAVORABLE TERMS. The Revolver matures on January 18, 2016, and all amounts outstanding under the Revolver will be due and payable upon maturity. At June 26, 2015, borrowings outstanding under the Revolver amounted to $11.2 million. We anticipate that we will be able to enter into a new revolving credit facility with M&T Bank or extend the maturity date of the Revolver prior to January 18, 2016. If we are unable to enter into a new revolving credit facility with M&T Bank or extend the maturity date of the Revolver prior to the maturity date, we anticipate that we would be able enter into a new revolving credit facility with a different lender. However, there can be no assurance financing will be available when needed and, if such financing is available, it may only available on terms that are less favorable to us. Our financial condition, results of operations and future prospects could be adversely impacted if we are unable to obtain financing on favorable terms.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information: None

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

IEC Electronics Corp.
(Registrant)

August 5, 2015	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
Chief Executive Officer and President

August 5, 2015	By:	/s/ Michael T. Williams
Michael T. Williams
Vice President of Finance and Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended June 26, 2015
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, effective July 9, 2015 between Southern California Braiding, Inc. and DCX-Chol Enterprises, Inc.
10.1
Sixth Amendment to Fourth Amended and Restated Credit Facility Agreement, as of May 8, 2015, between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference in Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 11, 2015).

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