Form 10-K
period 2015-09-30
IEC ELECTRONICS CORP
filed 2015-12-18
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2015
or
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 315-331-7742
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NYSE MKT LLC
(Title of each class)	(Name of each exchange on which registered)

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
Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer
[ ] Non-accelerated filer [x] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

At March 27, 2015, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $33,947,387 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of December 8, 2015, there were 10,201,740 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III Item 10, 11, 12, 13 and 14 of this Form 10-K.

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (“Form 10-K”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Act for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; intellectual property litigation and the outcome of the arbitration proceedings with our former chief executive officer; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this 10-K and other filings with the Securities and Exchange Commission (the "SEC").

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

Overview

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, “Company”) conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, Celmet and DRTL described in this “Overview”. As discussed further in Note 2—SCB Divestiture and Discontinued Operations, SCB, the Company's formerly wholly owned subsidiary was divested during the fourth quarter of fiscal 2015.

IEC is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit board and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) is also located in Newark, New York. Our Albuquerque operation occupies an important niche in the military and defense markets, supporting its customers by manufacturing complex circuit board and system-level assemblies and managing their legacy products and programs. Celmet, a division of IEC, manufactures metal chassis and assemblies and is located in Rochester, NY.

We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•
A technology center located in Newark, New York that combines dedicated prototype manufacturing with an on-site materials analysis lab, enabling the seamless transition of complex electronics from design to production.

•	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.

•	A laboratory at our subsidiary, Dynamic Research and Testing Laboratories, LLC (“DRTL”) that enables us to assist customers in mitigating the risk of purchasing counterfeit parts.

•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	A proprietary software-driven Web Portal providing customers real-time access to a wide array of operational data.

We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to add new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued long-term growth. IEC is ISO 9001:2008 certified. All of our four facilities are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards. During fiscal 2014, our Newark, NY and Albuquerque, NM facilities were awarded the IPC-J-STD-001/IPC-A-610 Qualified Manufacturers Listing. During fiscal 2015, our Newark, NY and Albuquerque, NM facilities were awarded the IPC/WHMA-A-620 Qualified Manufacturers Listing. The Company’s locations in Newark, NY and Albuquerque, NM are AS9100C certified. DRTL has been certified as an IPC-approved Validation Services Test Laboratory.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire & cable, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Organization, Recent Acquisitions and Divestitures

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was originally organized in 1966. Our executive offices are located at 105 Norton Street, Newark, New York 14513. Our telephone number is 315-331-7742, and our Internet address is www.iec-electronics.com.

We have executed several strategic acquisitions over the past decade to advance our capability to support existing and potential customers in the EMS market.

On December 17, 2010, we acquired the assets of Southern California Braiding Co., Inc., a privately held company principally engaged in providing wire and cable products to military and defense markets. The business was operated through IEC’s subsidiary, Southern California Braiding, Inc. (“SCB”).  SCB specialized in providing its customers, including military prime contractors and NASA, with complex cables and wire harnesses built to withstand the demands of extreme environments.  As discussed further in Note 2—SCB Divestiture and Discontinued Operations, SCB, was divested during the fourth quarter of fiscal 2015.

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

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors include Sparton Corporation, Benchmark Electronics, Inc., Plexus Corp. and Ducommun Incorporated. We may face new competitors in the future as the outsourcing industry evolves and existing or start-up companies develop capabilities similar to ours.

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

For the year ended September 30, 2015, IEC obtained 24% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Marketing and Sales

Revenue from continuing operations increased in fiscal 2015 compared to fiscal 2014. The increase was largely due to a medical customer's FDA hold being lifted, offset by decreases in some of our other market sector. Although revenue increased in fiscal 2015, revenues declined in fiscal 2014 and fiscal 2013. These declines were primarily the result of fluctuations in customer demand partially offset by new programs and new customers. We utilize a direct sales force as well as a nationwide network of manufacturer’s representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise. For example, we focus on customers that are developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

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

	Years Ended
% of Sales by Sector	September 30, 2015	September 30, 2014

Aerospace & Defense	38%	43%
Medical	34%	23%
Industrial	26%	28%
Communications & Other	2%	6%
	100%	100%

Individual customers representing 10% or more of sales included General Electric Company (“GE”) (17%), Zoll Lifecor Corporation (“Zoll”) (14%), and Baxter Corporation (14%) in fiscal 2015, and in fiscal 2014, GE (18%) and Zoll (15%). We expect GE to represent less than 10% of revenue in fiscal 2016.

Three customers represented 10% or more of receivables at September 30, 2015. Two customers in the medical sector and one customer in the industrial sector together accounted for 44% of outstanding balances. Two customers represented 10% or more of receivables at September 30, 2014. One customer in the industrial sector and one customer in the medical sector together accounted for 33% of outstanding balances.

Backlog

Our backlog at the end of fiscal 2015 was $91.6 million, which is 13.0% lower than $105.3 million at the end of fiscal 2014. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $91.2 million of our backlog at September 30, 2015 is expected to be shipped within fiscal 2016, with the remainder of $0.4 million expected to ship in future years. This compares to $93.4 million that was expected to be shipped within 12 months from year-end as of September 30, 2014, with the remainder of $12.0 million that was expected to be shipped greater than 12 months from the prior year-end. Excluding SCB backlog, $89.1 million of backlog as of September 30, 2014 was expected to be shipped within 12 months.

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

Employees

Employees are our single greatest resource. IEC’s total employees numbered 798 at September 30, 2015, The Company decreased by 196 employees during fiscal 2015, of which 103 were due to the decline and then divestiture of SCB. The remainder of the decline was due to improved performance of IEC’s operations. Some of our full-time employees are temporary employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We make a concerted effort to engage our employees in initiatives that improve our business and their opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to all of our operating locations: Rochester, NY; and Albuquerque, NM.

Patents and Trademarks

We hold two patents related to counterfeit detection. We employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

Item 1A.	RISK FACTORS

We depend on a relatively small number of customers, the loss of one or more of whom may negatively affect our operating results.

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2015 and 2014, our five largest customers accounted for 61% and 52% of net sales, respectively. During the same two years, our single largest customer accounted for 17% and 18% of net sales, respectively. We expect that sales to our largest customer, GE, will decline significantly during fiscal 2016. The percentage of IEC’s sales to its major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, including GE, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

The SEC investigation relating to the Prior Restatement could negatively impact our business, reputation, and financial condition.

We previously restated our consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in our Annual Report on Form 10-K/A, and the fiscal quarter ended December 28, 2012, as reported in our Quarterly Report on Form 10-Q/A for that fiscal quarter (the “Prior Restatement”). As disclosed in prior filings, the staff of the SEC is conducting a formal investigation relating to the Prior Restatement and other matters.

As discussed in “Note 18—Litigation,” we have reached a preliminary understanding with the SEC staff regarding a potential settlement. In this regard, we understand that the SEC staff is prepared to recommend that the SEC file a settled administrative enforcement action against us alleging violations of the antifraud, periodic and current reporting, internal controls, and books-and-records provisions of the federal securities laws. As part of the proposed settlement, we would (i) neither admit nor deny the SEC’s findings, (ii) pay a penalty of $200,000, and (iii) agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Final resolution of the SEC investigation with respect to us is subject to mutual agreement on the language of the settlement documentation as well as final approval of the settlement by the SEC staff and, ultimately, the Commissioners of the SEC. Accordingly, there can be no assurance that our efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. We also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to us.

If the necessary approvals of the proposed settlement do not occur, it is possible that the SEC could seek any of a broad range of available civil sanctions under the federal securities laws. These include, but are not limited to, injunctive relief, higher monetary penalties, disgorgement, and pre-judgment interest. If this occurs, we may enter into further discussions with the SEC staff to attempt to resolve the investigation on different terms and conditions or may litigate the matter. We cannot predict the timing or terms of any such further discussions and resolution or the outcome of any subsequent litigation. Any such resolution or outcome, however, could have a material adverse effect on our business, results of operations, insurance coverage, financial condition, liquidity, and stock price and could cause a default under our arrangements with Manufacturers and Traders Trust Company (“M&T Bank”) with respect to which, if M&T Bank chooses to exercise its remedies, we may not be able to obtain replacement financing or continue operations.

If the proposed settlement with the SEC is approved based on the expected terms, there are still potential risks we may face. Among other possible adverse impacts:

•	The settlement could affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

•
The settlement could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause issues under our contractual arrangements with those customers, and could make it more difficult to attract and retain qualified individuals to serve on our board of directors or as executive officers.

•
The settlement could lead the federal government to suspend or debar us from receiving new government prime or subcontracts, if the government determines that, as a result of the settlement, we are not a presently responsible contracting party. The federal government also could require us to operate under special reporting and other compliance measures, which could increase our costs of performance.

•
The settlement could lead to disputes with our directors and officers liability insurance carriers over prior or future reimbursements of legal expenses incurred in connection with the Prior Restatement and related matters (including the SEC investigation).

•
The settlement could lead to and be used against us in future shareholder, governmental, or other actions, notwithstanding the fact that the previously-disclosed consolidated shareholder class action relating to the Prior Restatement was dismissed in its entirety without right to replead. Any such proceedings would, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal, accounting, insurance and other costs.

•
The settlement could result in disqualifications from certain statutory protections and exemptions that otherwise would be available to us. We are seeking waivers from certain relevant disqualifications relating to the safe harbor provisions for forward-looking statements under the federal securities laws as well as the registration exemptions for offerings under Regulation D. There is no assurance, however, that these waivers will be granted by the SEC.

We believe that these risks are mitigated by the expected terms of the settlement, including that it will be on a “no admit or deny” basis. Each of these occurrences, however, could have a material adverse effect on our business, results of operations, financial condition, liquidity, and stock price and could cause a default under our arrangements with M&T Bank with respect to which, if M&T Bank chooses to exercise its remedies, we may not be able to obtain replacement financing or continue operations.

The restatement of our fiscal 2014 financial statements could negatively impact our business, reputation, and financial condition.

As discussed in “Note 3—2014 Restatements,” we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and our unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 (the “2014 Restatements”). The 2014 Restatements relate to an error made in the valuation allowance on deferred income tax assets and an error made in the estimation of excess and obsolete inventory reserves at two operating locations, one of which, SCB, has been divested during the fourth quarter of fiscal 2015.
The 2014 Restatements may, among other impacts, affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. The restatement process was highly time and resource-intensive and involved a significant amount of attention from management as well as significant legal and accounting costs. Although we have completed the 2014 Restatements, we could be subject to shareholder, governmental, or other actions in connection with the 2014 Restatements or other matters. Any such proceedings would, regardless of the outcome, consume a significant amount of our internal resources and result in additional legal, accounting, insurance and other costs. In addition, the 2014 Restatements and related matters could impair our reputation, could cause our customers, including the government contractors with which we deal, to lose confidence in us or cause issues under our contractual arrangements with those customers, and could make it more difficult to attract and retain qualified individuals to serve on our board of directors or as executive officers. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition, liquidity, and stock price and could cause a default under our arrangements with M&T Bank with respect to which, if M&T Bank chooses to exercise its remedies, we may not be able to obtain replacement financing or continue operations.
If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. As discussed in greater detail in Item 9A of this Annual Report on Form 10-K, we identified two material weaknesses in our Internal Controls resulting in the 2014 Restatements. One of these material weaknesses was remediated during fiscal 2015. We also identified another a material weakness during fiscal 2015. If our remediation of the remaining material weaknesses is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We have been and may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements, it could have a material adverse effect on our ability to fund our operations.

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

Since a significant portion of our business is defense-related, reductions or delays in U.S. defense spending may materially adversely affect IEC’s revenues.

During fiscal years 2015 and 2014, our sales to customers serving the military and aerospace industries approximated 38% and 43% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

We are subject to extensive regulation and audit by the Defense Contract Audit Agency.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for the U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. DoD. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.

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

The agreements and instruments governing our secured bank credit facility with M&T Bank (“Credit Facility”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of minimum earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDAS”), limits on the ratio of debt to EBITDAS, and maintenance of a fixed charge coverage ratio, maximum inventory levels and maximum capital expenditures (collectively, “Financial Covenants”). The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to:

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

Our manufacturing processes and services may result in exposure to intellectual property infringement and other claims.

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

A failure to comply with customer-driven policies and standards, including those related to social responsibility and conflict minerals, could adversely affect our business and reputation.

In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations, such as the SEC’s conflict mineral rules.

Our compliance with these policies, standards and third party certification requirements could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.

Damage to our manufacturing facilities due to fire, natural disaster, or other events could harm our financial results.

At September 30, 2015, we have three manufacturing and assembly facilities. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, blizzard, act of war or terrorism, flood, tornado, earthquake, lightning, other natural disasters, required maintenance or other events could harm us financially, increasing our costs of doing business and limiting our ability to deliver our manufacturing services on a timely basis. Our insurance coverage with respect to damages to our facilities or our customers’ products caused by natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms.

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

Pending arbitration proceedings with our former chief executive officer could negatively impact our results of operations and divert the attention of management.

We are currently a party to an arbitration proceeding initiated by W. Barry Gilbert, our former chief executive officer.  Mr. Gilbert has alleged that his termination was not for cause as we have claimed and that we breached the terms of our employment agreement with him by not paying the compensation called for under his employment agreement for a termination without cause. Mr. Gilbert is seeking an award of $1.45 million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him under his employment agreement. Although we intend to vigorously defend the Company against Mr. Gilbert’s allegations, the defense may be costly, regardless of the merit of the claims.  An adverse decision in these proceedings could negatively impact our results of operations.  Moreover, the proceedings may substantially divert the attention of management and our resources in general.

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

We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences that could result from manufacturing defects or malfunctions (e.g., death or serious injury) of the medical devices we manufacture, design or test.

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspection observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. If any of these were to occur, our reputation and business could suffer.

In addition, any defects or malfunctions in medical devices we manufacture or in our manufacturing processes and facilities may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or otherwise adversely affect product sales or our reputation. The magnitude of such claims could be particularly severe as defects in medical devices could cause severe harm or injuries, including death, to users of these products and others.

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

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	M,W,D	47,000	Owned	N/A
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned	N/A

Our properties are generally in good condition and are suitable for their intended purpose. During fiscal 2014, we purchased the Rochester, New York property.

Item 3. LEGAL PROCEEDINGS

The Company previously restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K/A, and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the “Prior Restatement”). As disclosed in prior filings, the staff of the SEC is conducting a formal investigation relating to the Prior Restatement and other matters.

During the first quarter of fiscal 2016, the Company began engaging in discussions with the SEC staff concerning a potential resolution of the investigation. These discussions led to the Company reaching a preliminary understanding with the SEC staff regarding a potential settlement. In this regard, the Company understands that the SEC staff is prepared to recommend that the SEC file a settled administrative enforcement action against the Company alleging violations of the antifraud, periodic and current reporting, internal controls, and books-and-records provisions of the federal securities laws. As part of the proposed settlement, the Company would (i) neither admit nor deny the SEC’s findings, (ii) pay a penalty of $200,000, and (iii) agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Final resolution of the SEC investigation with respect to the Company is subject to mutual agreement on the language of the settlement documentation as well as final approval of the settlement by the SEC staff and, ultimately, the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

In addition, during the first quarter of fiscal 2016, the Company became aware that the SEC staff issued “Wells Notices” to two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of the Company’s previously-owned Southern California Braiding, Inc. subsidiary that was the subject of the Prior Restatement. A Wells Notice is an indication that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action. The Company cannot predict the outcome of the SEC investigation with respect to these two former employees, including whether a settlement will be reached and approved.

In June 2015, W. Barry Gilbert, our former chief executive officer and director commenced an arbitration proceeding against us in connection with the termination of his employment agreement effective February 6, 2015.  Mr. Gilbert has alleged that his termination was not for cause as we have claimed and that we breached the terms of our employment agreement with him by not paying the compensation called for under his employment agreement for a termination without cause. Mr. Gilbert is seeking an award of $1.45 million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him under his employment agreement. The date of the arbitration hearing has not yet been scheduled.

From time to time, we may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at September 30, 2015 were as follows:

	Age
Jeffrey T. Schlarbaum	49	President and Chief Executive Officer
Michael T. Williams	48	Vice President of Finance and Chief Financial Officer
Jens Hauvn	48	Senior Vice President, Operations

Jeffrey T. Schlarbaum, age 49, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Mr. Schlarbaum holds a B.B.A. from National University and an M.B.A. from Pepperdine University.

Michael T. Williams, age 48, has served as our Vice President, Finance since February 2014 and was appointed as Chief Financial Officer in June 2014. From October 2013 until February 2014, Mr. Williams served as a consultant with JC Jones & Associates, LLC, a business and financial consulting firm, where he provided advice regarding regulatory compliance. Previously, he was employed by Bausch & Lomb Incorporated from 1995 through October 2013, and most recently served as Vice President Finance & Controller for its $1.3 billion Global Vision Care Business. From February 2008 to September 2012, he served as Controller, Global Surgical Business, Bausch & Lomb’s $500 million global medical device business. Prior to that time, he served in various capacities at Bausch & Lomb, including Executive Commercial Director for the U.S. Refractive Business, Director of Finance, U.S. Surgical Business, Controller, U.S. Vision Care Business and Controller, European Logistics Center. Mr. Williams holds a B.S. in Accounting from St. Bonaventure University and an M.B.A. from the Simon School of Business at the University of Rochester and is a certified public accountant.

Jens Hauvn, age 48, has served as our Senior Vice President, Operations since September 2015. From October 2014, when he joined us, until September 2015, Mr. Hauvn served as Vice President of Quality and Operational Excellence. Previously, Mr. Hauvn served as Vice President, Corporate Quality at Ducommun Incorporated, a global provider of manufacturing and engineering services, from June 2011 to July 2014. In this position, Mr. Hauvn was responsible for quality functions across 19 facilities that provide manufacturing and engineering solutions for complex applications in the aerospace, defense, medical, industrial and commercial markets. From June 1992 to June 2011, Mr. Hauvn served in management positions with several of Ducommun Incorporated’s predecessor companies, which were purchased in a series of acquisitions. Mr. Hauvn holds a B.S. in Electrical Engineering from the University of Wisconsin Milwaukee.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NYSE MKT LLC (“NYSE MKT”) under the symbol “IEC”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE MKT.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2015	$3.62	$4.61
Third 2015	3.31	4.69
Second 2015	3.59	5.37
First 2015	4.23	5.58

Fourth 2014	$3.97	$4.99
Third 2014	4.25	4.62
Second 2014	3.89	4.71
First 2014	3.67	4.64

The closing price on our common stock on the NYSE MKT on December 8, 2015, was $3.40 per share.

(b) Holders

As of December 8, 2015, there were approximately 182 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

We do not pay dividends on our common stock, as it is our current policy to retain earnings for use in the business. Furthermore, certain covenants in our credit agreement with M&T Bank prohibit us from paying cash dividends. We do not expect to pay cash dividends on shares of our common stock in the foreseeable future.

(d) Recent sales of Unregistered Securities

None.

(e) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2015.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2015	2014	2013	2012	2011
(amounts in thousands, except per share data)	(b)	(b)	(b)		(a)

Net sales	$126,999	$120,837	$124,800	$130,361	$121,966
Gross profit	16,295	13,689	16,668	24,689	21,113
Operating profit/(loss)	(1,660)	40	3,135	13,150	10,044
Income/(loss) from continuing operations before income taxes	(3,770)	(1,772)	1,923	13,484	10,075
Provision for/(benefit from) income taxes	1	12,876	706	4,774	3,136
Income/(loss) from continuing operations	(3,771)	(14,648)	1,217	8,710	6,939
Loss on discontinued operations, net	(6,415)	(423)	(10,747)	(2,016)	(179)
Net income/(loss)	$(10,186)	$(15,071)	$(9,530)	$6,694	$6,760

Gross margin as a % of sales	12.8%	11.3%	13.4%	18.9%	17.3%
Operating profit as % of sales	(1.3)%	—%	2.5%	10.1%	8.2%

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$(0.37)	$(1.49)	$0.12	$0.87	$0.70
Earnings/(loss) from discontinued operations	(0.64)	(0.04)	(1.09)	(0.20)	(0.02)
Net earnings/loss	$(1.01)	$(1.53)	$(0.97)	$0.67	$0.68

Working capital	$21,866	$24,046	$31,592	$19,320	$17,292
Total assets	68,262	72,996	88,935	87,898	85,820
Long-term debt (excluding current portion)	28,323	28,479	34,026	21,104	28,213
Stockholders’ equity	8,688	17,405	31,994	40,796	33,686

(a)  IEC acquired the assets of Southern California Braiding Company, Inc. ("SCB") on December 17, 2010 and divested certain assets and liabilities of SCB on July 9, 2015. As further discussed in Note 2 - SCB Divestiture and Discontinued Operations, SCB's results are presented as discontinued operations. Balance sheet measures presented above include SCB.

(b) Fiscal years 2015, 2014 and 2013 were impacted by Restatement and Related Expenses as a result of the Prior Restatement and the 2014 Restatements.

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

2014 Restatements

As discussed further in this Management’s Discussion and Analysis and in Note 3—2014 Restatements, we restated our previously issued consolidated financial statements for the fiscal year ended September 30, 2014 (“FY 2014”) and the unaudited interim financial statements for the fiscal quarters ended March 28, 2014 (“Q2-2014”) and June 27, 2014 (“Q3-2014”) due to an error in the valuation allowance on deferred income tax assets resulting in an understatement of income tax expense and a corresponding overstatement of deferred income tax assets during Q2-2014 of approximately $14.0 million. Income tax expense was overstated and deferred income tax assets were understated by $3.0 thousand and $1.8 million in Q3-2014 and Q4-2014, respectively. In FY 2014, income tax expense was understated and deferred income tax assets were overstated by approximately $12.3 million.

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

This Management’s Discussion and Analysis reflects the 2014 Restatements.

Results of Operations

The following discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

Full Year Ended September 30, 2015 and 2014

A summary of selected income statement amounts for the years ended follows:

	Years Ended
Income Statement Data	September 30, 2015	September 30, 2014
(in thousands)
Net sales	$126,999	$120,837

Gross profit	16,295	13,689
Selling and administrative expenses	16,630	12,513
Restatement and related expenses, net	1,325	1,136
Interest and financing expense	2,110	1,794
Other expense/(income)	—	18
Income/(loss) from continuing operations before income taxes	(3,770)	(1,772)
Provision for/(benefit from) income taxes	1	12,876
Income/(loss) from continuing operations	(3,771)	(14,648)
Loss on discontinued operations, net	(6,415)	(423)
Net income/(loss)	$(10,186)	$(15,071)

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2015	September 30, 2014

Aerospace & Defense	38%	43%
Medical	34%	23%
Industrial	26%	28%
Communications & Other	2%	6%
	100%	100%

Revenue increased $6.2 million or 5.1% as compared to the prior fiscal year. An increase in the medical market sector of $16.1 million was partially offset by aggregate decreases in the aerospace & defense, communications & other and industrial market sectors of $10.0 million.

The net increase in the medical market sector was $16.1 million. The increase was primarily due to higher demand of $15.1 million from our medical customer that completed testing in the fourth quarter of fiscal 2014 after an FDA hold was lifted in the third quarter of fiscal 2014. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase in fiscal 2015. Programs for existing customers that were new in the prior year and have now ramped caused increases of $1.8 million and fluctuations in demand caused the remaining net increase. Demand fluctuations at two other customers caused a decrease of $0.5 million.
Various decreases and increases for our aerospace & defense customers resulted in a net decrease in revenue of $4.8 million during 2015. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $15.4 million were partially offset by increases from other customers. Lower demand at several of our customers caused a decrease of $8.5 million, some of which were due to delays in government funding. The loss of programs with five of our customers caused a decrease of $2.3 million and the winding down of two programs caused $1.6 million of the decrease. Our decision to end certain programs with customers due primarily to lack of profitability caused an aggregate decrease of $1.9 million. Two lost customers, one of which was due to a customer facility shut down, caused a decrease of $0.8 million. In addition, one time orders fulfilled in the prior year caused a revenue decrease of $0.3 million.

These declines at some aerospace & defense customers were partially offset by increases at several other customers. Higher demand and new programs from existing customers increased revenue by $4.8 million and $3.7 million, respectively. Revenue of $1.6 million in fiscal 2015 was due to a program for an existing customer that did not occur in fiscal 2014 and is not expected to recur in the future.

Revenue for the communications & other market sector decreased $4.5 million. The decision to end two customer relationships, one of which was due to lack of profitability, resulted in an aggregate decrease of $3.2 million. Lower demand from one customer due to a shift in their business model reduced revenue by $2.0 million and lower demand at another customer decreased revenue by $0.3 million. These decreases were partially offset by increased demand from existing customers of $0.7 million.
The net decrease in revenue for the industrial market sector was $0.7 million. As anticipated during 2015, one of our customers began sourcing more product from an alternate source in China which decreased revenue $1.8 million. We expect this customer to continue to source more product from China for programs we are currently supporting. A new program for the same customer increased revenue by approximately $1.3 million. Loss of programs and the end of a program caused an aggregate decrease in revenue of approximately $0.6 million. Various new programs with other customers increased revenue $0.5 million.
Gross profit increased $2.6 million from 11.3% of sales in fiscal 2014 to 12.8% of sales in the current fiscal year. Throughout fiscal 2015 we have continued our focus on improved labor efficiencies and managing our overhead expense. During the fourth quarter of fiscal 2014, labor costs were higher to enable training for programs which began to ramp in the fourth quarter of fiscal 2014 and continued to ramp in fiscal 2015. We have had a steady improvement of labor costs over the course of fiscal 2015. Our full time equivalent headcount for continuing operations is down 91 positions versus last fiscal year end due to improved efficiencies in direct labor. Partially offsetting these improvements was additional stock-based compensation attributed to the change in control resulting from the proxy contest, which caused gross profit to decrease $0.7 million or 0.6 percentage points.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense increased $4.1 million, and represented 13.1% of sales in fiscal 2015, compared to 10.4% of sales in the prior fiscal year. The increase in S&A expenses was primarily due to expenses related to the proxy contest and resulting change of control. These costs totaled $3.5 million and include stock based compensation of $1.0 million, legal and other expenses incurred by the Company and Vintage Opportunity Fund, LP of $1.6 million and severance costs of $0.9 million. Excluding these costs, S&A expense increased $0.6 million, and represented 10.4% of sales in fiscal 2015 and in the prior fiscal year. Of the $0.6 million increase, $0.3 million was costs related to amending our debt agreement during fiscal 2015.

We restated our consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in our Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in our Quarterly Report on Form 10-Q/A for that fiscal quarter (the "Prior Restatement"). Restatement and related expenses represent third party legal and accounting fees directly attributable to the Prior Restatement and 2014 Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation. Certain of the expenses resulting from the Prior restatement and related matters are reimbursed as a result of directors and officers liability insurance claims. Restatement and related expenses are presented net of these reimbursements. Restatement and related expenses, net were $1.3 million in fiscal 2015, which includes fees for the reaudit of fiscal 2014 due to the 2014 Restatements. Restatement and related expenses of $3.2 million in fiscal 2014 were partially offset by $2.1 million of insurance reimbursement. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, the reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense increased by $0.3 million compared to the prior fiscal year. IEC’s average outstanding debt balances decreased to $32.7 million in fiscal 2015 from $34.1 million in the prior fiscal year. Average borrowings were higher in fiscal 2014 due to higher revolver borrowings and a term loan to purchase the Celmet building. The weighted average interest rate on IEC’s debt for the fiscal year, excluding the impact of the interest rate swap, was 0.28% higher than the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.3 million in fiscal 2015 compared to the prior fiscal year. Cash paid for interest was approximately $1.6 million for fiscal 2015 and fiscal 2014. Detailed information regarding our borrowings, including a summary of modifications to the Fourth Amended and Restated Credit Facility Agreement, is provided in Note 9—Credit Facilities.

There was no material income tax expense or benefit in fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. The provision for income taxes for fiscal 2014 was $12.9 million and is primarily the result of recording a full valuation allowance on all deferred tax assets beginning in the second quarter of fiscal 2014 as further discussed in Note 3—2014 Restatements.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

As further discussed in Note 2—SCB Divestiture and Discontinued Operations, on July 9, 2015, the Company entered into an asset purchase agreement with DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased substantially all of the assets of SCB and assumed certain obligations and liabilities of SCB for approximately $2.4 million after adjusting for certain deposits and prorations. We have included the results of the sale and the activity related to SCB in discontinued operations in the consolidated income statements for all periods presented. The loss on discontinued operations, net was $6.4 million in fiscal 2015 compared to $0.4 million in fiscal 2014. The loss in fiscal 2015 includes impairment charges of $4.1 million as well as the loss on sale of SCB of $0.4 million.

Liquidity and Capital Resources (Full Year Ended September 30, 2015 and 2014)

Capital Resources

As of September 30, 2015 outstanding capital expenditure commitments were $0.2 million for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2015	September 30, 2014
(in thousands)		(restated)
Cash and cash equivalents, beginning of period	$1,980	$2,499
Net cash flow from:
Operating activities	(1,149)	9,102
Investing activities	300	(4,142)
Financing activities	(724)	(5,479)
Net (decrease) increase in cash and cash equivalents	(1,573)	(519)
Cash and cash equivalents at end of period	$407	$1,980

Operating activities

Cash flows provided by continuing operations, before considering changes in working capital, were $2.1 million in fiscal 2015 and $3.5 million in fiscal 2014.  The net loss from continuing operations of $3.8 million in fiscal 2015 was an improvement compared to the net loss of $14.6 million during fiscal 2014, however non-cash expenses were lower in 2015. Total non-cash expenses were $5.9 million in fiscal 2015 compared to $18.1 million in fiscal 2014. The non-cash expenses in fiscal 2015 consisted primarily of stock based compensation of $2.0 million. Stock based compensation was $1.5 million higher than fiscal 2014 as a result of the change in control from the proxy contest. The net loss for fiscal 2014 was impacted by increased deferred tax expense of $13.0 million due to recording a full valuation allowance on deferred tax assets as a result of the 2014 Restatements. The remainder of the non-cash expenses in fiscal 2014 represents depreciation and amortization which was relatively consistent with fiscal 2015.

Working capital of continuing operations used cash flows of $2.3 million in fiscal 2015 and provided cash flows of $4.4 million in fiscal 2014.  The change in working capital in fiscal 2015 was primarily due to a increase in accounts receivable of $2.5 million and an increase in inventory of $5.4 million. Accounts receivable increases were primarily due to timing of revenue and cash collections. The increase in inventory during fiscal 2015 was due in part to purchases related to materials management programs or advanced purchases of inventory which were partially offset by increased customer deposits of $4.2 million. Increases in inventory were also the result of customer requirements, delays in certain programs and ramp up in other programs. Also partially offsetting the decrease in cash flow was a decrease in other current assets of $1.3 million. Other current assets decreased primarily due to cash received from partial insurance reimbursement for certain restatement and related expenses.

Investing activities

Cash flows used by investing activities for continuing operations were $2.0 million for fiscal 2015 and $4.0 million for fiscal 2014.  Cash flows used for purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system of $2.7 million in fiscal 2015 were partially offset by $0.7 million of community development block grant proceeds. Cash used in fiscal 2014 primarily consisted of the Celmet building purchase of $1.3 million and purchases of equipment.

Financing activities

Cash flows used in financing activities were $0.7 million and $5.5 million for fiscal 2015 and fiscal 2014, respectively.  During fiscal 2015, net repayments under all credit facilities were $0.2 million, with $5.0 million of net borrowings under the revolver and net repayments of other term debt of $5.1 million. In fiscal 2014, repayments of the revolver were possible due to increased cash flow provided by operations and less equipment purchases. During fiscal 2014 net repayments under all credit facilities were $5.4 million, with net repayments of the revolver of $3.8 million and repayments of other term debt of $2.9 million were partially offset by the borrowings in connection with the purchase of the Celmet building of $1.3 million.

Credit Facilities

The Company’s credit facilities, including the 2013 Credit Agreement, are discussed in detail in Note 9—Credit Facilities. At September 30, 2015, borrowings outstanding under the revolving credit facility (“Revolver”) amounted to $12.4 million, and the maximum available was $20.0 million.  Borrowings on the Revolver during fiscal 2015 were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months. The Company extended the maturity of its revolver from January 2016 to January 2018, and modified certain other provisions. For further discussion of the agreement, refer to the Form 8-K filed by the Company on December 18, 2015.

The 2013 Credit Agreement contained various affirmative and negative covenants including financial covenants. As of September 30, 2015 the Company was required to maintain (i) a minimum level of quarterly EBITDARS ("Quarterly EBITDARS"), (ii) a ratio of total debt to twelve month EBITDARS (“Debt to EBITDARS Ratio”) that is below a specified limit, and (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). Quarterly EBITDARS is the quarterly measurement of earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Debt to EBITDARS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges). Subsequent amendments to the 2013 Credit Agreement modified financial covenants and related definitions, as described in Note 9—Credit Facilities.

A summary of financial covenant compliance follows:

	Quarterly EBITDARS	Debt to EBITDARS Ratio	Fixed Charge Coverage Ratio
Fiscal Quarters
Fourth 2015	Compliant	Compliant	Compliant
Third 2015	Compliant	Compliant	Compliant
Second 2015	Waived	Waived	Waived
First 2015	Waived	Waived	Waived

Fourth 2014	Compliant	Not Measured	Not Measured
Third 2014	Compliant	Not Measured	Not Measured
Second 2014	Waived	Not Measured	Not Measured
First 2014	Waived	Not Measured	Not Measured

As a result of the 2014 Restatements described in Note 3—2014 Restatements, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

The calculation of financial covenants follows:

	Limit at	Calculated Amount At
Debt Covenant	September 30, 2015	September 30, 2015

Quarterly EBITDARS (000s)	Minimum $1,500	$2,067
Debt to EBITDARS Ratio	Maximum 5.75x	5.2x
Fixed Charge Coverage Ratio (a)	Minimum 0.45x	0.8x

(a)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges).

A reconciliation of EBITDARS to Net income follows:

Three Months Ended
September 30, 2015
(in thousands)
Net income/(loss)	$161
Restatement related expenses (a)	127
Asset impairment (b)	—
Lender requirement expenses (c)	218
Provision for/(benefit from) income taxes	5
Depreciation and amortization expense	915
Interest expense	594
Non-cash stock compensation	47
EBITDARS	$2,067

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
September 30, 2015
(in thousands)
Net income/(loss)	$161
Restatement related expenses (a)	127
Asset impairment (b)	—
Lender requirement expenses (c)	218
Provision for/(benefit from) income taxes	5
Depreciation and amortization expense	915
Interest expense	594
Non-cash stock compensation	47
Unfinanced capital expenditures	(314)
Income taxes paid	—
Adjusted EBITDA	$1,753

(a)	The 2013 Credit Agreement (as amended) allows for certain reasonable professional fees and expenses incurred to be excluded from Adjusted EBITDA.

(b)	Net income as defined by the 2013 Credit Agreement (as amended) is adjusted to exclude the effect of any non-cash loss arising from any write-up or write-down of assets.

(c)	Lender requirement expenses as defined by the 2013 Credit Agreement (as amended) include mortgages, environmental site assessments, title insurance and appraisals.

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

As further discussed in the Form 8-K filed by the Company on December 18, 2015, the Company and M&T Bank entered into a Fifth Amended and Restated Credit Facility Agreement on December 14, 2015, (the "2015 Credit Agreement"). The 2015 Credit Agreement requires the Company to meet two modified covenant ratios, Debt to EBITDAS and Fixed Charge Coverage Ratio as of September 30, 2015. The Company was in compliance with both of these ratios as of September 30, 2015.

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

Intangible assets: FASB ASC 805-20 (Business Combinations) requires corporate acquirers to recognize, separately from goodwill, intangible assets that meet either a separability or contractual-legal criterion. Establishing the initial value for such intangible assets typically involves estimating cash flows to be derived from the assets and discounting the cash flows back to the acquisition date. Significant judgment is required in estimating future cash flows, selecting discount rates and determining useful lives over which to amortize the assets. In connection with corporate acquisitions, IEC has established intangible assets for customer relationships, a property-tax abatement, and a non-compete agreement. The customer relationship and non-compete intangibles related to our formerly wholly-owned subsidiary, SCB, and were fully impaired as of the end of the third quarter of fiscal 2015 and SCB was divested during the fourth quarter of fiscal 2015. The impairments are further discussed in Note 7—Intangible Assets.

Goodwill: Goodwill represents the excess of cost over fair value of net assets acquired in a corporate acquisition.   Under ASC 350, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value.  The review process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no goodwill write-down is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired. Quantitative evaluations of goodwill may be avoided if qualitative assessments indicate a greater-than-50 percent likelihood that fair value of the corresponding unit exceeds its carrying value. SCB’s goodwill has been fully impaired, the impairments are further discussed in Note 8—Goodwill.

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

At September 30, 2015, the Company had $31.2 million of debt, comprised of $25.3 million with variable interest rates and $6.0 million with fixed interest rates. Interest rates on variable loans are based on London Interbank Offered Rate (“LIBOR”).  The Company is party to a swap transaction that effectively fixes an additional $10.4 million of debt, which increased the portion of debt with effectively fixed interest rates from $6.0 million to $16.3 million at September 30, 2015. The credit facilities and related swap transaction are more fully described in Note 9—Credit Facilities and Note 10—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. The variable margins were modified by a December 2013 amendment to the 2013 Credit Agreement to temporarily fix the applicable margin for the twelve-month period commencing December 13, 2013, and thereafter if the Company is not in compliance with its financial covenants, with respect to the Revolver to 4.25% above LIBOR, with respect to the Albuquerque Mortgage Loan to 4.50% above LIBOR and with respect to Term Loan B to 3.25% above LIBOR.  The applicable unused fee for the same period was changed to 0.50%.  The February 2014 amendment to the 2013 Credit Agreement extended these temporarily fixed applicable margins and unused fee through March 27, 2015 and thereafter if the Company is not in compliance with its financial covenants. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2015 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

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
Newark, New York

We have audited the accompanying balance sheets of IEC Electronics Corp. as of September 30, 2015, and 2014, and the related income statements, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015, and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
December 18, 2015

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 and 2014
(in thousands, except share and per share data)

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$407	$1,980
Accounts receivable, net of allowance	24,923	22,347
Inventories, net	25,753	20,480
Other current assets	1,444	3,485
Discontinued operations - current assets	—	2,158
Total current assets	52,527	50,450

Fixed assets, net	$15,443	16,530
Intangible assets, net	134	173
Goodwill	101	101
Other long term assets	57	299
Discontinued operations - long term assets	—	5,443

Total assets	$68,262	$72,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,908
Accounts payable	18,336	17,732
Accrued payroll and related expenses	2,338	3,203
Other accrued expenses	1,318	1,008
Customer deposits	5,761	1,553
Total current liabilities	30,661	26,404

Long-term debt	28,323	28,479
Other long-term liabilities	590	708
Total liabilities	59,574	55,591

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,232,017 and 11,146,571 shares, respectively
Outstanding: 10,196,145 and 10,126,767 shares, respectively	112	111
Additional paid-in capital	45,845	44,302
Retained earnings/(accumulated deficit)	(35,740)	(25,554)
Treasury stock, at cost: 1,035,872 and 1,019,804 shares, respectively	(1,529)	(1,454)
Total stockholders’ equity	8,688	17,405

Total liabilities and stockholders’ equity	$68,262	$72,996

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED SEPTEMBER 30, 2015 and 2014
(in thousands, except share and per share data)

	Years Ended
	September 30, 2015	September 30, 2014

Net sales	$126,999	$120,837
Cost of sales	110,704	107,148
Gross profit	16,295	13,689

Selling and administrative expenses	16,630	12,513
Restatement and related expenses, net	1,325	1,136
Operating profit/(loss)	(1,660)	40

Interest and financing expense	2,110	1,794
Other expense/(income)	—	18
Income/(loss) from continuing operations before income taxes	(3,770)	(1,772)

Provision for/(benefit from) income taxes	1	12,876
Income/(loss) from continuing operations	(3,771)	(14,648)

Loss on discontinued operations, net	(6,415)	(423)

Net income/(loss)	$(10,186)	$(15,071)

Basic net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$(0.37)	$(1.49)
Earnings/(loss) from discontinued operations	$(0.64)	(0.04)
Net earnings/loss	$(1.01)	$(1.53)

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$(0.37)	$(1.49)
Earnings/(loss) from discontinued operations	(0.64)	(0.04)
Net earnings/loss	$(1.01)	$(1.53)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,089,306	9,827,043
Diluted	10,089,306	9,827,043

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2015 and 2014
(in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2013	$110	$43,802	$(10,483)	$(1,435)	$31,994

Net loss	—	—	(15,071)	—	(15,071)
Stock-based compensation	—	542	—	—	542
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	38	—	(19)	19
Shares withheld for payment of taxes upon vesting of restricted stock	—	(79)	—	—	(79)

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(10,186)	—	(10,186)
Stock-based compensation	—	2,037	—	—	2,037
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options		111	—	(75)	36
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, September 30, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015 and 2014
(in thousands)

	Years Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	(10,186)	(15,071)
Less: Loss on discontinued operations, net	(6,415)	(423)
Income/(loss) from continuing operations	(3,771)	(14,648)
Non-cash adjustments:
Stock-based compensation	2,037	542
Depreciation and amortization	3,859	4,103
(Gain)/loss on sale of fixed assets	12	2
Reserve for doubtful accounts	(102)	73
Provision for excess/obsolete inventory	87	378
Deferred tax expense/(benefit)	—	13,034
Changes in assets and liabilities:
Accounts receivable	(2,474)	5,525
Inventory	(5,360)	(2,003)
Other current assets	1,343	(3,108)
Other long term assets	231	15
Accounts payable	604	902
Accrued expenses	(763)	936
Customer deposits	4,208	1,553
Other long term liabilities	(118)	541
Net cash flows from operating activities-continuing operations	(207)	7,845
Net cash flows from operating activities-discontinued operations	(942)	1,257
Net cash flows from operating activities	(1,149)	9,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,734)	(4,280)
Grant proceeds from outside parties	698	—
Proceeds from disposal of fixed assets	—	323
Net cash flows from investing activities-continuing operations	(2,036)	(3,957)
Net cash flows from investing activities-discontinued operations	2,336	(185)
Net cash flows from investing activities	300	(4,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	66,888	56,016
Repayments of revolving line of credit	(61,904)	(59,846)
Borrowings under other loan agreements	—	1,300
Repayments under other loan agreements	(5,140)	(2,887)
Debt issuance costs	—	(2)
Proceeds from exercise of stock options	36	19
Shares withheld for payment of taxes upon vesting of restricted stock	(604)	(79)
Net cash flows from financing activities-continuing operations	(724)	(5,479)

Net cash flows from financing activities-discontinued operations	—	—
Net cash flows from financing activities	(724)	(5,479)

Net cash flows for the period	(1,573)	(519)
Cash and cash equivalents, beginning of period	1,980	2,499
Cash and cash equivalents, end of period	407	1,980

Supplemental cash flow information:
Interest paid	1,567	1,556
Income taxes paid	3	9

Non-cash transactions:
Fixed assets purchased with extended payment terms	—	322

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); Dynamic Research and Testing Laboratories, LLC (“DRTL”). Our formerly wholly-owned subsidiary, Southern California Braiding, Inc. (“SCB”), was divested during the fourth quarter of 2015.  The Celmet unit (“Celmet”) operates as a division of IEC.  All significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation, including presentation of results of discontinued operations. Other reclassifications generally involve transfers of individual accounts from one financial statement line-item to another, without affecting income before or after taxes.

Cash and Cash Equivalents

The Company’s cash and cash equivalents principally represent deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability.  Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that the likelihood of collection is remote.

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

The table below presents depreciable lives generally used for PP&E.

PP&E Lives	Estimated Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  The customer relationship and non-compete intangibles related to our formerly wholly-owned subsidiary, SCB, and were fully impaired as of the end of the third quarter of fiscal 2015. SCB was divested during the fourth quarter of fiscal 2015. The impairments are further discussed in Note 7—Intangible Assets.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  An impairment to SCB's fixed assets was recorded in fiscal 2015. No impairment charges were recorded by IEC for property, plant and equipment in fiscal 2014.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  The goodwill related to our formerly wholly-owned subsidiary, SCB, was fully impaired as of the end of the third quarter of fiscal 2015. SCB was divested during the fourth quarter of fiscal 2015. The impairment analysis and resulting charge are further discussed in Note 8—Goodwill.

IEC’s remaining goodwill relates to Celmet, which was acquired in July 2010.

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

Legal Contingencies

When legal proceedings are brought or claims are made against us and the outcome is uncertain, ASC 450-10 (Contingencies) requires that we determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.  No material charges for legal contingencies were recorded by IEC during fiscal 2015 or fiscal 2014.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2015 or fiscal 2014.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2015 and fiscal 2014.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. As of September 30, 2015, the ESPP was indefinitely suspended in connection with the 2014 Restatements described in Note 3—2014 Restatements.

Restatement and Related Expenses

The Company restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the "Prior Restatement").  As discussed further in Note 3—2014 Restatements, the Company also restated its consolidated financial statements for the fiscal year ended September 30, 2014, and its interim financial statements for each quarterly period within the year ended September 30, 2014, included in the Company's Annual Report on Form 10-K/A, to correct an error in the valuation allowance on deferred income tax assets as well as an error in estimate excess and obsolete inventory reserves (the "2014 Restatements"). The Prior Restatement and the 2014 Restatements together are referred to as the "Restatements".

Restatement and related expenses represent third-party expenses arising from the Prior Restatement. These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the Prior Restatement as well as other matters arising from the Prior Restatement including those more fully described in Note 18—Litigation.  The Company receives reimbursement for certain of these expenses which may result in a benefit in a given period.

Legal Expense Accrual

The Company records legal expenses as they are incurred, based on invoices received or estimates provided by legal counsel. Future estimated legal expenses are not recorded until incurred.

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

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSU’s”) and anticipated issuance under the employee stock purchase plan.  Options, restricted stock and RSU’s are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Years Ended
Shares for EPS Calculation	September 30, 2015	September 30, 2014

Weighted average shares outstanding	10,089,306	9,827,043
Incremental shares	—	—
Diluted shares	10,089,306	9,827,043

Anti-dilutive shares excluded	772,605	556,873

As a result of the net loss for the years ended September 30, 2015 and September 30, 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fourth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends as more fully described in Note 9—Credit Facilities.

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

FASB ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" was issued in April 2014. ASU 2014-08 changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014 and early adoption is permitted. The ASU will be effective for the Company beginning in fiscal 2016 and will be implemented for any future discontinued operations.

FASB ASU 2014-09, "Revenue from Contracts with Customers," was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  FASB ASU 2015-14, "Revenue from Contracts with Customers Deferral of the Effective Date" defered the effective date for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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
Note 2—SCB DIVESTITURE AND DISCONTINUED OPERATIONS

During the third quarter of fiscal 2015, the Company received an offer from DCX to purchase substantially all the assets and assume certain liabilities of SCB for approximately $2.5 million. The Company's willingness to accept the offer was considered to be an indication of fair value and as such, impairment charges of $4.1 million were taken to adjust SCB's assets to fair value as of June 26, 2015.

As previously disclosed, Southern California Braiding, Inc., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), effective as of July 9, 2015, by and between SCB and DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased the multi-conductor stranded copper cable and harness assemblies manufacturing and servicing business previously operated by SCB. DCX, a provider of engineered high performance interconnect products, purchased substantially all assets and assumed certain obligations and liabilities of SCB for the agreed upon selling price of $2.5 million, adjusted to $2.4 million due to certain deposits and prorations. DCX paid the adjusted purchase price in cash at closing. The Asset Purchase Agreement contains indemnification provisions of each party with respect to breaches of representations, warranties and covenants and certain other specified matters. Prior to this transaction, there was not a material relationship between the Company and DCX or between DCX and any officer, director or affiliate of the Company.

The pre-tax loss on the sale of SCB for the year ended September 30, 2015 included in Loss on discontinued operations, net in the income statement is calculated as follows:

July 9, 2015
(in thousands)	(unaudited)
Purchase price	$2,405
Net book value of assets sold	(2,630)
Legal fees associated with closing	(114)
Finder's fee	(50)
Sales tax on asset sale	(20)
Other	(24)
Loss on sale of SCB	$(433)

Carrying amounts of major classes of assets and liabilities that were disposed of follows:

	July 9, 2015	September 30, 2014
(in thousands)	(unaudited)
Inventories, net	1,803	2,046
Other current assets	53	112
Fixed assets, net	916	1,320
Intangible assets, net	—	4,123
Customer deposits	(142)	—
Net assets sold	2,630	7,601

SCB's revenue and loss before income taxes follows:

	Years Ended
	September 30, 2015	September 30, 2014
(in thousands)
Net sales	5,407	16,182
Loss before income taxes	(5,979)	(420)

The components of the loss on discontinued operations before income taxes follows:

	Years Ended
	September 30, 2015	September 30, 2014
(in thousands)
Operating loss before income taxes	$(1,922)	$(420)
Provision for income taxes	(3)	(3)
Impairment	(4,057)	—
Loss on sale	(433)	—
	$(6,415)	$(423)

Note 3—2014 RESTATEMENTS

The Consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 were restated in the Company's Form 10-K/A filed in May 2015. The restatements were the result of an error in interpretation of the guidance for the valuation allowance on deferred tax assets and errors in estimating excess and obsolete inventory reserves and are referred to as the “2014 Restatements.”

After consulting applicable accounting guidance and interpretations regarding deferred tax valuation allowance, the Company determined that an impairment charge recorded in fiscal 2013 should not have been excluded from the cumulative loss calculation. Once a cumulative three year loss is identified, it is very difficult to overcome this negative evidence. IEC concluded there was not enough positive evidence to outweigh the cumulative three year loss and determined that a full valuation allowance should have been recorded beginning in the second quarter of fiscal 2014.

The Company also performed additional analysis related to its excess and obsolete inventory reserves. This analysis identified an error in calculating excess and obsolete inventory reserves at the Company's Albuquerque and SCB operating locations. The Company discovered that not all pertinent information was factored into the excess and obsolete inventory reserve estimates during fiscal 2014 and as a result, excess and obsolete inventory was not adequately reserved for.

Note 4—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the years ended September 30, 2015 and 2014 follows:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2015	September 30, 2014
(in thousands)
Allowance, beginning of period	$525	$452
Provision for doubtful accounts	(38)	121
Write-offs	(64)	(48)
Allowance, end of period	$423	$525

Note 5—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2015	September 30, 2014
(in thousands)
Raw materials	$17,637	$14,183
Work-in-process	8,512	7,180
Finished goods	1,341	767
Total inventories	27,490	22,130
Reserve for excess/obsolete inventory	(1,737)	(1,650)
Inventories, net	$25,753	$20,480

Note 6—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	September 30, 2015	September 30, 2014
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	14,161	13,452
Leasehold improvements	—	142
Machinery and equipment	26,061	24,965
Furniture and fixtures	7,291	6,892
Construction in progress	1,028	371
Total fixed assets, at cost	50,142	47,423
Accumulated depreciation	(34,699)	(30,893)
Fixed assets, net	$15,443	$16,530

Depreciation expense during the years ended September 30, 2015 and 2014 follows:

	Years Ended
	September 30, 2015	September 30, 2014
(in thousands)
Depreciation expense	$3,809	$4,029

Note 7—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with the acquisitions of SCB in the first quarter of fiscal 2011 and Albuquerque in fiscal 2010.

Among SCB’s key attributes as an acquisition candidate were its relationships established with a number of military and defense contractors.  The anticipated profitability of those relationships was considered by IEC in determining its proposed offering price and also became the basis for allocating a portion of the purchase price to a related customer relationship intangible asset.  Based upon several key assumptions and a detailed analysis of value, $5.9 million was allocated to this intangible asset.  The asset was being amortized over its 15-year estimated useful life, using the straight-line method.

The Company recorded an impairment of the customer relationship intangible asset of $2.4 million in the fourth quarter of fiscal 2013 and a further impairment charge of $2.0 million in the third quarter of fiscal 2015.  SCB was divested during the fourth quarter of fiscal 2015 and the impairment is included in Loss on discontinued operations, net in the consolidated income statement.

In connection with the SCB acquisition, IEC also allocated $100 thousand to an intangible asset representing the estimated value of a five-year, non-compete agreement entered into with SCB’s selling shareholders.  This intangible asset was being amortized evenly over its contractual life, however the remaining balance of $9 thousand was impaired in the third quarter of fiscal 2015.

During the third quarter of fiscal 2015, the Company received an offer to purchase substantially all the assets and assume certain liabilities of SCB for approximately $2.5 million. The Company's willingness to accept the offer was considered to be an indication of fair value and as such, impairment charges were taken to adjust SCB's assets to fair value. As the assets of SCB were sold during the fourth quarter of fiscal 2015, the intangible assets have been reclassified to discontinued operations - long term assets in the Consolidated Balance Sheet for the year ended September 30, 2014. Further information regarding the Asset Purchase Agreement is disclosed in Note 2—SCB Divestiture and Discontinued Operations.

Albuquerque's building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempts the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at the date of acquisition, and such value is being amortized over the 9.2 year exemption period that remained as of the acquisition date.  No impairment has been taken for this asset since the Albuquerque acquisition.

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	September 30, 2015	September 30, 2014
(in thousands)
Property tax abatement - Albuquerque	360	360
Accumulated amortization	(226)	(187)
Intangible assets, net	$134	$173

As discussed in Note 2—SCB Divestiture and Discontinued Operations, the Company sold SCB during the fourth quarter of fiscal 2015 and therefore no longer holds the intangible assets attributable to SCB.

Amortization expense during the years ended September 30, 2015 and 2014 follows:

	Years Ended
Amortization Expense	September 30, 2015	September 30, 2014
(in thousands)
Intangible amortization expense	$39	$39

A summary of estimated future amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended September 30,
2016	$39
2017	39
2018	39
2019	17
2020 and thereafter	—

Note 8—GOODWILL

Goodwill balances resulting from the acquisitions of SCB in the first quarter of fiscal 2011 and Celmet in fiscal 2010 were $13.7 million and $0.1 million, respectively, prior to the impairment described below.

Since its acquisition, SCB operated as a reporting unit of the Company, primarily in the aerospace & defense (previously disclosed as military & aerospace) market sector.  Due to changing circumstances, the Company determined it was necessary to perform a quantitative assessment which resulted in an impairment charge recorded in the fourth quarter of fiscal 2013.

A further impairment charge of $1.9 million was recorded in the third quarter of fiscal 2015 to reduce the value of the goodwill to 0. The 2015 impairment is included in Loss on discontinued operations, net in the consolidated income statement. During the third quarter of fiscal 2015, the Company received an offer to purchase substantially all the assets and assume certain liabilities of SCB for approximately $2.5 million. The Company's willingness to accept the offer was considered to be an indication of fair value and as such, impairment charges were taken to adjust SCB's assets to fair value. As the assets of SCB were sold, the goodwill has been reclassified to discontinued operations - long term assets in the Consolidated Balance Sheet for the year ended September 30, 2014. Further information regarding the Asset Purchase Agreement is disclosed in Note 2—SCB Divestiture and Discontinued Operations.

As for the goodwill from the Celmet acquisition, there has been no impairment since its acquisition date.

A summary of the total goodwill and accumulated impairment at period end follows:

Goodwill	September 30, 2015	September 30, 2014
(in thousands)
Goodwill	$101	$101

Note 9—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		September 30, 2015		September 30, 2014
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$12,415	4.50%	$7,431	4.44%
Term Loan A	f	1/1/2020	4,804	3.98	8,148	3.98
Term Loan B	v	2/1/2023	10,383	3.45	11,783	3.41
Albuquerque Mortgage Loan	v	2/1/2018	2,467	4.75	2,733	4.69
Celmet Building Term Loan	f	11/7/2018	1,062	4.72	1,192	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			31,231		31,387
Less: current portion			(2,908)		(2,908)
Long-term debt			$28,323		$28,479

(1) Rates noted above are before impact of interest rate swap.

M&T Bank Credit Facilities

On January 18, 2013, the Company and M&T Bank entered into the Fourth Amended and Restated Credit Facility Agreement (“2013 Credit Agreement”), replacing a prior agreement dated December 17, 2010. Variable rate debt under the 2013 Credit Agreement accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDARS Ratio, as defined below. Borrowings under the 2013 Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The 2013 Credit Agreement, as amended, prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

Individual debt facilities provided under the 2013 Credit Agreement, as amended, by the first three amendments, all of which were entered into prior to fiscal 2014, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2018. The maturity date was extended subsequent to the end of fiscal 2015 as discussed in Note 21—Subsequent Event. For further discussion of the agreement, refer to the Form 8-K filed by the Company on December 18, 2015. The maximum amount the Company may borrow is determined based on a borrowing base calculation as defined in the 2013 Credit Agreement as described below.

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

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013. The proceeds were used to reimburse the Company’s cost of purchasing the Rochester, New York facility. Principal is being repaid in 59 monthly installments of $11 thousand plus a balloon payment due at maturity.

Borrowing Base

Prior to the Sixth Amendment, the maximum amount the Company could borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories or (ii) $20.0 million. At the Company's election, another 35% of eligible inventories could be included in the borrowing base for limited periods of time during which a higher rate of interest was charged on the Revolver. Borrowings based on inventory balances were further limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. The Sixth Amendment, as defined below, removed the provision in the 2013 Credit Agreement that allowed for borrowing at an increased interest rate margin based on 85% of eligible accounts plus 70% of eligible inventories up to a maximum of $4.75 million.

At September 30, 2015, the upper limit on Revolver borrowings was $20.0 million. Average available balances on the Revolver amounted to $8.8 million and $11.0 million during the years ended September 30, 2015 and September 30, 2014, respectively.
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

The Fourth Amendment to the 2013 Credit Agreement entered into on December 13, 2013 (the "Fourth Amendment") fixed the applicable margin for the Revolver at 4.25%, for the Albuquerque Mortgage Loan at 4.50% and Term Loan B at 3.25% and the unused fee at 0.50%, in each case for the period December 13, 2013 through December 13, 2014 and if the Company was not compliant with financial covenants on December 13, 2014, during the period of non-compliance. The Fifth Amendment, as defined below, further fixed the applicable margins at the rates noted in the Fourth Amendment through March 27, 2015 and if the Company was not compliant with financial covenants on March 27, 2015, during the period of non-compliance. Additionally, the Sixth Amendment to the 2013 Credit Agreement entered into on May 8, 2015 (the "Sixth Amendment") further fixed each facility’s applicable margin at the rates established under the Fourth and Fifth Amendments through March 31, 2016, and thereafter if the Company is not then in compliance with its financial covenants. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $47.5 thousand and $55.0 thousand during the years ended

September 30, 2015 and September 30, 2014, respectively. The fee percentage varies based on the Company's Debt to EBITDARS Ratio, as defined below.
Interest Rate Swap

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (the “Swap Transaction”). The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on the loan’s outstanding principal. Pursuant to the Swap Transaction, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B spread of 2.50%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 3.82%. The Fourth Amendment and Fifth Amendment temporarily modified the Term Loan B spread to 3.25%, which resulted in an effectively fixed rate of 4.57%.

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

On May 15, 2013, we entered into an amendment to the 2013 Credit Agreement (the “First Amendment”) which modified the Debt to EBITDARS Ratio and Fixed Charge Coverage Ratio covenants. The Second Amendment, entered into on August 6, 2013 modified the Debt to EBITDARS Ratio. On December 13, 2013, we entered into the Fourth Amendment and on February 4, 2014, we entered into a further amendment to the 2013 Credit Agreement (the “Fifth Amendment”) that further modified the ratios.

The Second Amendment also amended two definitions used in the calculation of the financial covenants, including: (i) the definition of net income, to add back, through the fiscal quarter ending June 27, 2014, up to $1.1 million of legal and accounting fees associated with the Prior Restatement, and (ii) the definition of interest expense as related to Rate Management Transactions (defined in the 2013 Credit Agreement), to be “the net cash cost or benefit associated with Rate Management Transactions net cash benefit or loss.”

Pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. The Sixth Amendment also amended the definition of EBITDARS to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015. EBITDARS as amended and restated means, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,112, (b) for the fiscal quarter ending March 27, 2015, $2,652,659, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by the Company during such Fiscal Quarter in connection with mortgages, environmental site assessments, title insurance and appraisals ("Costs") and (d) for the fiscal quarter ending September 30, 2015, $200,000 plus costs incurred and paid by the Company during such Fiscal Quarter, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

Covenant Ratios in effect at September 30, 2015 are as follows:

Debt to EBITDARS Ratio:
3/28/15 through and including 6/26/15	< 5.75 to 1.00
6/27/15 through and including 9/30/15	< 5.75 to 1.00
10/1/15 through and including 12/25/15	< 5.50 to 1.00
12/26/15 through and including 3/25/16	< 5.00 to 1.00
3/26/16 through and including 6/24/16	< 4.50 to 1.00
6/25/16 through and including 9/30/16	< 4.00 to 1.00
10/1/16 and thereafter	< 3.50 to 1.00

Fixed Charge Coverage Ratio:
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

A summary of financial covenant compliance follows:

	Quarterly EBITDARS	Debt to EBITDARS Ratio	Fixed Charge Coverage Ratio
Fiscal Quarters
Fourth 2015	Compliant	Compliant	Compliant
Third 2015	Compliant	Compliant	Compliant
Second 2015	Waived	Waived	Waived
First 2015	Waived	Waived	Waived

Fourth 2014	Compliant	Not Measured	Not Measured
Third 2014	Compliant	Not Measured	Not Measured
Second 2014	Waived	Not Measured	Not Measured
First 2014	Waived	Not Measured	Not Measured

As a result of the 2014 Restatements as described in Note 3—2014 Restatements, the Company was in default under the 2013 Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

Other Borrowings

Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually and principal is due in its entirety at maturity.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings at September 30, 2015 for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended Sept 30,
2016	$2,908
2017	2,908
2018 (1)	16,989
2019	3,283
2020 and thereafter	5,143
$31,231

(1) Includes Revolver balance of $12.4 million at September 30, 2015

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

The fair value of the interest rate swap agreement represented a liability of $46.0 thousand at September 30, 2015 and an asset of $0.3 million at September 30, 2014, and was estimated based on Level 2 valuation inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the periods ended September 30, 2015 and 2014 within interest expense.

The fair value of the interest rate swap of $46.0 thousand is recorded in other long-term liabilities and $0.3 million is recorded in other long term assets in the Consolidated Balance Sheet at September 30, 2015 and 2014, respectively.

Note 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of the Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.  At September 30, 2015, the Swap Transaction was a liability of $46.0 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	September 30, 2015		September 30, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	$4,412	$4,804	$6,924	$8,148
Celmet Building Term Loan	954	1,062	1,035	1,192

The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2015 and September 30, 2014 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2015	September 30, 2014
(in thousands)
Reserve, beginning of period	$251	$219
Provision	436	296
Warranty costs	(288)	(264)
Reserve, end of period	$399	$251

Note 13—DEFERRED GRANTS

The Company received grants for certain facility improvements and equipment from state and local agencies in which the Company operates.  These grants reimbursed the Company for a portion of the actual cost or provided in kind services in support of capital projects.  There were no deferred grants recorded during fiscal 2015 and a deferred grant of $0.7 million was recorded during the year ended September 30, 2014.

One of the Company’s grants is a loan to grant agreement.  The Company signed a promissory note, which will be forgiven if certain employment targets are met at specified future dates.  If the employment targets are not met, the Company is obligated to repay the loan with interest.  As the Company intends to comply with this agreement, the Company has recorded the funds received as a deferred amount within other long-term liabilities on the balance sheet.

The Company received a government grant for the purchase of equipment upgrades to accommodate existing and anticipated business growth. Required employment targets for this grant were met as of September 30, 2014.

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

Grant amortization during the years ended September 30, 2015 and 2014 follows:

	Years Ended
	September 30, 2015	September 30, 2014
(in thousands)
Grant amortization	$165	$158

Note 14—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting.  This plan replaced IEC’s 2001 Stock Option and Incentive Plan (“2001 Plan”), which expired in December 2011.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock compensation expense recorded under the plans totaled $2.0 million and $0.5 million for the years ended September 30, 2015 and 2014, respectively.  At September 30, 2015, there were 848,389 shares available to be issued under the 2010 Plan.

On February 2, 2015, the Company announced that its stockholders elected all seven Vintage Opportunity Fund, LP-nominated directors to the Company’s Board of Directors. This change in the Company's Board of Directors was deemed a change in control event which triggered automatic vesting for all awards outstanding under the 2010 and 2001 Plans. On the change in control date, 390,882 shares of restricted stock and 119,500 stock options vested, which resulted in stock-based compensation expense of $1.8 million.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2015 and 2014 follows:

	Years Ended
Valuation of Options	September 30, 2015	September 30, 2014

Assumptions for Black-Scholes:
Risk-free interest rate	1.29%	1.32%
Expected term in years	4.4	4.1
Volatility	40%	48%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	577,145	50,500
Weighted average fair value per share	$1.44	$1.62
Fair value of options granted (000s)	$831	$82

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2015		September 30, 2014
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	234,000	$4.48	246,383	$4.38
Granted	577,145	4.15	50,500	4.12
Exercised	(43,932)	1.86	(23,237)	1.53
Shares withheld for payment of taxes upon exercise of stock option	(16,068)	1.88	(4,346)	1.72
Forfeited	(8,300)	6.04	(29,350)	5.73
Expired	(25,200)	5.02	(5,950)	5.11
Outstanding, end of period	717,645	$4.40	234,000	$4.48

For options expected to vest
Number expected to vest	536,334	$4.51	212,455	$4.47
Weighted average remaining term, in years	5.6		3.2
Intrinsic value (000s)		$—		$173

For exercisable options
Number exercisable	171,500	$5.39	121,650	$3.64
Weighted average remaining term, in years	3.6		1.7
Intrinsic value (000s)		$—		$161

For non-exercisable options
Expense not yet recognized (000s)		$710		$145
Weighted average years to be recognized	3.5		2.6

For options exercised
Intrinsic value (000s)		$159		$69

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Years Ended
	September 30, 2015		September 30, 2014
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	112,350	$2.15	138,350	$2.51
Granted	577,145	1.44	50,500	1.62
Vested	(135,050)	2.08	(47,150)	2.51
Forfeited	(8,300)	2.35	(29,350)	2.35
Non-vested, end of period	546,145	$1.41	112,350	$2.15

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other common stockholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2015		September 30, 2014
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	322,873	$4.97	275,474	$5.96
Granted	183,155	4.97	225,703	4.14
Vested	(316,539)	5.08	(88,586)	5.71
Shares withheld for payment of taxes upon vesting of restricted stock	(133,329)	4.53	(18,615)	4.28
Forfeited	(1,200)	3.91	(71,103)	5.88
Outstanding, end of period	54,960	$4.23	322,873	$4.97

For non-vested shares
Expense not yet recognized (000s)		$208		$862
Weighted average remaining years for vesting		2.2		2.7

For shares vested
Aggregate fair value on vesting dates (000s)		$2,062		$454

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On May 21, 2013, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the Prior Restatement of the Company’s financial statements described herein (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013).  The ESPP was reinstated effective October 1, 2014. On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 3—2014 Restatements (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC).

Employees currently receive a 10% discount on stock purchases under the ESPP. Employee contributions to the plan, net of withdrawals, were $8.0 thousand for the year ended September 30, 2015. Compensation expense recognized under the ESPP was $1.0 thousand for the year ended September 30, 2015. There were no employee contributions or compensation expense recognized under the ESPP during the year ended September 30, 2014.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   In connection with the Prior Restatement of the Company’s financial statements (including unavailability of the registration statement covering shares offered under the plan due to the failure of the Company to be current in its filings with the SEC until the Company filed its Form 10-K on December 24, 2013), the Company determined not to pay, and has not paid, any meeting fees in stock since May 21, 2013.

Note 15—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  During fiscal 2015, the Company contributed 25% of the first 6% contributed by employees at all locations. During the first three quarters of fiscal 2014, the Company contributed 25% of the first 6% contributed by employees at its Albuquerque location only. During the fourth quarter of fiscal 2014, the Company contributed 25% of the first 6% contributed by all employees at all locations. Contributions during the year ended September 30, 2015 totaled $263 thousand and $82 thousand during the year ended September 30, 2014.

Note 16—INCOME TAXES

Provision for/(benefit from) income taxes for continuing operations during the years ended September 30, 2015 and 2014 follows:

	Years Ended
Income Tax Provision	September 30, 2015	September 30, 2014
(in thousands)
Current tax:
State	$1	$(114)
Federal	—	(44)

Deferred tax:
State	—	1,493
Federal	—	11,541
Provision for/(benefit from) income taxes	$1	$12,876

Provision for/(benefit from) income taxes for discontinued operations were $3 thousand during each of the years ended September 30, 2015 and 2014, and represent state minimum taxes.

Differences between the federal statutory rate and IEC’s effective tax rates for 2015 and 2014 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2015	September 30, 2014

Federal statutory rate	(34.0)%	(34.0)%

Increase in valuation allowance	28.0%	620.3%
Decrease in state deferred tax rate	5.0%	8.3%
State income taxes, net of federal benefit	—%	(5.1)%
Decrease/(increase) in tax credits	—%	(3.6)%
IRS audit and other federal refunds		(1.5)%
Other	1%	3%

Income tax provision/(benefit) as percent of pretax income	—%	587.4%

The following table displays deferred tax assets by category:

	Years Ended
(in thousands)	September 30, 2015	September 30, 2014

Deferred tax assets:
Net operating loss carryforward	$12,174	$5,925
Alternative minimum tax credit carryforward	943	949
Depreciation and fixed assets	1,133	1,099
Amortization and impairment of intangibles	—	3,178
New York State investment tax & other credits	1,186	1,186
Inventories	640	1,041
Other	764	679
Total before allowance	16,840	14,057
Valuation allowance	(16,840)	(14,057)
Deferred tax assets, net	—	—

Net deferred income taxes (current and deferred)	$—	$—

IEC has federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $35.8 million at September 30, 2015, expiring mainly in years 2021 through 2026.

At September 30, 2015, the Company also has state NOLs of $27.9 million, expiring mainly in years 2021 through 2025 and $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2028.  The credits cannot be utilized until the New York NOL is exhausted. Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufactures in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, the Company has not attributed any value to its state NOLs.

Note 17—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2015	September 30, 2014

Aerospace & Defense	38%	43%
Medical	34%	23%
Industrial	26%	28%
Communications & Other	2%	6%
	100%	100%

Three individual customers represented 10% or more of sales for the year ended September 30, 2015. One customer in the Industrial sector represented 17% of sales. Two customers in the Medical market sector totaled 28%; each representing 14%. In the prior fiscal year, one customer in the Industrial sector represented 18% of sales and one customer in the Medical sector represented 15% of sales. Three individual customers represented 10% or more of receivables and accounted for 44% of outstanding balances at September 30, 2015. At September 30, 2014 two individual customers represented 10% or more of receivables and accounted for 33% of such outstanding balances.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

Note 18—LITIGATION

The Company previously restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K/A, and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the “Prior Restatement”). As disclosed in prior filings, the staff of the SEC is conducting a formal investigation relating to the Prior Restatement and other matters.

During the first quarter of fiscal 2016, the Company began engaging in discussions with the SEC staff concerning a potential resolution of the investigation. These discussions led to the Company reaching a preliminary understanding with the SEC staff regarding a potential settlement. In this regard, the Company understands that the SEC staff is prepared to recommend that the SEC file a settled administrative enforcement action against the Company alleging violations of the antifraud, periodic and current reporting, internal controls, and books-and-records provisions of the federal securities laws. As part of the proposed settlement, the Company would (i) neither admit nor deny the SEC’s findings, (ii) pay a penalty of $200,000, and (iii) agree to cease-and-desist from committing or causing any violations or future violations of those provisions.

Final resolution of the SEC investigation with respect to the Company is subject to mutual agreement on the language of the settlement documentation as well as final approval of the settlement by the SEC staff and, ultimately, the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

In addition, during the first quarter of fiscal 2016, the Company became aware that the SEC staff issued “Wells Notices” to two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of the Company’s previously-owned Southern California Braiding, Inc. subsidiary that was the subject of the Prior Restatement. A Wells Notice is an indication that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action. The Company cannot predict the outcome of the SEC investigation with respect to these two former employees, including whether a settlement will be reached and approved.

In June 2015, W. Barry Gilbert, our former chief executive officer and director commenced an arbitration proceeding against us in connection with the termination of his employment agreement effective February 6, 2015.  Mr. Gilbert has alleged that his termination was not for cause as we have claimed and that we breached the terms of our employment agreement with him by not paying the compensation called for under his employment agreement for a termination without cause. Mr. Gilbert is seeking an award of $1.45 million plus attorney’s fees, interest, arbitration costs and other relief alleged to be owed to him under his employment agreement. The date of the arbitration hearing has not yet been scheduled.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Note 19—COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable operating leases, primarily for manufacturing equipment and office equipment.
A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ended September 30,
2016	$22
2017	11
2018	4
2019	3
2020	—

Rent expense during the years ended September 30, 2015 and 2014 follows:

	Years Ended
Rent Expense	September 30, 2015	September 30, 2014
(in thousands)
Rent expense	$388	$457

Loss Contingencies

As discussed in Note 18, (i) the SEC is conducting a formal investigation relating to the Prior Restatement and other matters, (ii) during the first quarter of fiscal 2016, the Company reached a preliminary understanding with the SEC staff concerning a potential resolution of the investigation, and (iii) two individuals who are no longer associated with the Company received Wells Notices from the SEC staff. The Company has insurance that covers the Company and certain individuals (including the two former employees discussed above) for certain expenses incurred in connection with the SEC investigation. Through September 30, 2015, the Company has received aggregate reimbursements from its primary carrier of approximately $7.4 million. The Company’s insurance policy contains exclusion provisions that are triggered when “a final, non-appealable adjudication” in an underlying proceeding or action “establishes” certain conduct, including “any deliberately fraudulent act or omission or any willful violation of any statute or regulation.” The Company anticipates any potential resolution of the SEC investigation will be on a “no admit or deny” basis and, as such, will not “establish” any conduct as part of any “final, non-appealable adjudication.” Accordingly, the Company has concluded it is not probable that the insurance carrier would (i) seek to recoup the reimbursement of expenses it has made to the Company or (ii) be successful in the event that recoupment were sought.

Purchase Commitments

During August 2011, one of IEC’s operating units entered into a five-year agreement with one of its suppliers to purchase a minimum volume of materials in exchange for receiving favorable pricing on the unit’s purchases. The agreement was subsequently amended to extend through September 30, 2018.  In the event the unit’s cumulative purchases do not equal or exceed stated minimums, the supplier has a right to terminate the agreement and the IEC unit would be obligated to pay an early termination fee that declines from $365 thousand to zero over the term of the agreement.  As of the date of this Form 10-K the Company expects to exceed minimum purchase requirements under the agreement, thereby avoiding any termination fee.

Note 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Note that quarterly amounts are rounded separately, and as a result, the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2015	$33,938	$5,178	$161	$0.02	$0.02
Third 2015	32,577	4,689	(4,017)	(0.39)	(0.39)
Second 2015	31,655	2,973	(5,536)	(0.55)	(0.55)
First 2015	28,829	3,455	(795)	(0.08)	(0.08)

Fourth 2014	$31,600	$3,479	$1,034	$0.10	$0.10
Third 2014	29,173	3,144	(60)	(0.01)	(0.01)
Second 2014	30,819	3,620	(14,714)	(1.50)	(1.50)
First 2014	29,244	3,446	(1,331)	(0.14)	(0.14)

Note 21—SUBSEQUENT EVENT

On December 14, 2015, the Company and M&T Bank entered into a Fifth Amended and Restated Credit Facility Agreement, which amends and restates in its entirety the Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013, as amended. For information regarding the Fifth Amended and Restated Credit Facility Agreement, refer to the Form 8-K filed by the Company on December 18, 2015.

Also subsequent to year-end, the Company reached a preliminary understanding with the SEC staff regarding a potential settlement. Refer to Note 19—Commitments and Contingencies for further discussion of the preliminary understanding.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in the Company's current report on Form 8-K filed November 18, 2014, the Company engaged Crowe Horwath LLP (“Crowe Horwath”) to serve as the Company’s independent accounting firm for the Company’s fiscal year 2015.

As discussed in “Note 3—2014 Restatements” to the consolidated financial statements accompanying this Form 10-K, we restated our consolidated financial statements included in this Form 10-K, for the fiscal year ended September 30, 2014, and our unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 27, 2013, March 28, 2014 and June 27, 2014 (the “2014 Restatements”). EFP Rotenberg, LLP ("EFPR"), the Company's independent registered public accounting firm for the fiscal year ended September 30, 2014, disagreed with the Company's conclusion that a full valuation allowance on deferred tax assets was required as of the second quarter of fiscal 2014. The Audit Committee of the Board of Directors discussed the subject matter of the disagreement and the valuation allowance with EFPR.

The Company consulted with the Office of the Chief Accountant of the U. S. Securities and Exchange Commission ("OCA") regarding its interpretation of the authoritative guidance as it relates to the above matters. In response to the request for consultation, the OCA responded that it did not object to the Company recording a valuation allowance.

Crowe Horwath re-audited the fiscal year ended September 30, 2014 and the Company authorized EFPR to respond fully to the inquiries of Crowe Horwath concerning the subject matter of the disagreement.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective, solely as a result of the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

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

As discussed in greater detail in Item 9A of our Annual Report on Form 10-K/A for the year ended September 30, 2014, during fiscal 2015, management identified two material weaknesses in our internal control over financial reporting. One was related to an interpretation of the guidance for the valuation allowance on deferred tax assets and the other was related to an error in estimating excess and obsolete inventory reserves.

With respect to the material weakness related to an error in interpretation of the guidance for the valuation allowance on deferred tax assets, we implemented the following remedial measures: increased the rigor in its use of accounting research tools control including consideration of well-known public accounting firm publications and interpretations where warranted, and the consultation with subject matter experts control was strengthened to improve the evaluation of the competency and experience of the experts as well as engaging an independent third party outside of the Company’s normal service providers, if considered necessary.

To address the material weakness related to the error in estimating excess and obsolete inventory reserves, we implemented the remedial measures of ensuring excess and obsolete inventory reserve calculations were reviewed by appropriate operations management for each site, as well as the Chief Financial Officer, on a quarterly basis. In addition, the excess and obsolete inventory reserve methodology for SCB was calculated using the demand, the age of the inventory and specific identification for the top parts determined based on extended value of excess inventory, prior to the divestiture of SCB on July 9, 2015.

During fiscal 2015, management identified a material weakness related to user access controls and reconciliations of accounts receivable. Controls in place did not prevent or detect conflicting access rights with regard to accounts receivable and accounts payable. Accounts receivable reconciliations were not performed with a level of precision appropriate to identify the nature of the reconciling items. In addition, manual procedures necessary to compensate for the lack of automated controls were not adequately documented and were not implemented subsequent to turnover in personnel. These deficiencies aggregate to a material weakness. To address this material weakness, we are implementing certain remedial measures including performing user access reviews, requiring approval of additional types of accounts receivable transactions and review of the subledger compared to the general ledger on a daily basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2015, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we consider the material weakness related to excess and obsolete inventory to be fully remediated as management has concluded, through testing, that the applicable controls have operated effectively for a sufficient period of time. Also based on this evaluation, we consider the material weakness related to the valuation allowance on deferred tax assets not to have been fully remediated and still present at September 30, 2015 as it has not operated for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time. Also as of September 30, 2015 the user access control material weakness was present.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10. DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2015 fiscal year end (the “2016 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers and Directors” contained in the 2016 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information presented in the table below, the information required by this item is is incorporated herein by reference from the captions entitled "Security Ownership of Certain Beneficial Owners" and “Security Ownership of Management” contained in the 2016 Proxy Statement.

The following table presents information concerning our equity compensation plans as of September 30, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans:
Approved by shareholders	717,645	(1)	$4.40	776,283	(3)
Not approved by shareholders	16,145	(4)	4.10	—
Total	733,790		$4.40	776,283

(1) Represents shares issuable upon exercise of awards granted under the 2001 Plan, which was approved by IEC stockholders in February 2002 and expired in December 2011, as well as awards granted under the 2010 Plan, which was approved by IEC stockholders in January 2011 and expires in January 2021.

(2) Excludes shares reflected in first column. Includes shares remaining available for issuance under the 2010 Plan.
(3) Includes 121,754 shares available for issuance under the Employee Stock Purchase Plan.
(4) This is an inducement option award granted to our President and Chief Executive Officer, Jeffrey T. Schlarbaum, on March 20, 2015.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors and Corporate Governance and Board Matters” contained in the 2016 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2016” contained in the 2016 Proxy Statement.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data” of Part II of this Form 10-K. No financial statement schedules are required to be filed by Item 8 of Part II of this Form 10-K.

Exhibits

For the exhibits that are filed with this Form 10-K or incorporated herein by reference, see the Index to Exhibits located immediately following the signature page to this Form 10-K. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

Dated: December 18, 2015	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President & Chief Executive Officer
Jeffrey T. Schlarbaum	Chairman of the Board	December 18, 2015
(Principal Executive Officer and Director)

/s/ Michael T. Williams	Chief Financial Officer	December 18, 2015
Michael T. Williams	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	December 18, 2015
Keith M. Butler

/s/ Charles P. Hadeed	Director	December 18, 2015
Charles P. Hadeed

/s/ Lynn J. Hartrick	Director	December 18, 2015
Lynn J. Hartrick

/s/ Andrew M. Laurence	Director	December 18, 2015
Andrew M. Laurence

/s/ Jeremy R. Nowak	Director	December 18, 2015
Jeremy R. Nowak

/s/ Eric Singer	Director	December 18, 2015
Eric Singer

IEC ELECTRONICS CORP.
Form 10-K for Year Ended September 30, 2015
INDEX TO EXHIBITS

Exhibit No.	Title
2.1
Asset Purchase Agreement dated as of December 17, 2010 among CSCB, Inc., Southern California Braiding Co., Inc., Leo P. McIntyre, Trustee of the Exemption Trust created under The McIntyre Family Trust dated October 4, 1993 as Amended and Restated in its entirety dated July 12, 2005, Leo P. McIntyre, Trustee of the McIntyre Survivor’s Trust, Restatement dated June 13, 2006, created under The McIntyre Family Trust dated October 4, 1993, Leo P. McIntyre and Craig Pfefferman, and executed by IEC Electronics Corp. solely as guarantor of certain obligations thereunder (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 23, 2010)

2.2
Asset Purchase Agreement dated as of July 9, 2015 between Southern California Braiding, Inc. and DCX-Chol Enterprises, Inc. (incorporated herein by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2015)

3.1
Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.2
Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. (incorporated herein by reference from Exhibit 3.5 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.3
Certificate of Amendment of the Certificate of Incorporation of IEC Electronics Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998)

3.4
Certificate of Designation of Series A Junior Participating Preferred Stock of IEC Electronics Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed August 1, 2014)

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2015)
3.6	Amended and Restated By-Laws of the Company (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 7, 2010)
4.1
Tax Benefit Preservation Plan Rights Agreement dated as of July 31, 2014 by and between IEC Electronics Corp. and Registrar and Transfer Company, which includes the Form of Certificate of Designation as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Form of Summary of Rights as Exhibit C (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2014)

4.2
First Amendment to Tax Benefit Preservation Plan Rights Agreement dated as of March 4, 2015 and effective as of February 20, 2015 between IEC Electronics Corp. and Computershare Trust Company, N.A. (successor rights agent to Registrar and Transfer Company, as Rights Agent) (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 13, 2015)

10.1
Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.2
ISDA Master Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.3
Schedule to ISDA Master Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.4
Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.5
First Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.6
Second Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013)

10.7
Third Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of November 8, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2013)

10.8
Fourth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of December 13, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.9
Fifth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of February 4, 2014 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 5, 2014)

10.10
Sixth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of May 8, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.11
Form of Indemnity Agreement between IEC Electronics Corp. and each of its directors and executive officers (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.12	Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers
10.13*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.14*
Form of Incentive Stock Option Agreement pursuant to the 2001 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.15*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.16*
Form of Incentive Stock Option Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.17*
Form of Employee Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.18*
Form of Director Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.19*	Employee Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)
10.20*	Employee Stock Purchase Plan Amendment 1 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)
10.21*
Amended and Restated Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert dated as of December 16, 2013 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.22*
Salary Continuation and Non-Competition Agreement dated as of October 1, 2010 between IEC Electronics Corp. and Donald S. Doody (incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.23*
Resignation from Employment and Consulting Agreement dated January 9, 2014 between IEC Electronics Corp. and Donald S. Doody (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2014)

10.24*
Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero & Company CPAs, P.C. (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.25*
Letter dated May 25, 2012 amending Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero & Company CPAs, P.C. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.26*
Letter terminating chief financial officer services, effective as of June 1, 2014, with Insero & Company, CPAs, P.C. (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)

10.27*
Letter agreement dated February 11, 2014 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2014)

10.28*
Employment Agreement dated as of February 11, 2014 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 11, 2014)

10.29*
Employment Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.30*	Employment Agreement dated as of September 14, 2015 between the IEC Electronics Corp. and Michael T. Williams
10.31*
Salary Continuation and Non-Competition Agreement between IEC Electronics Corp. and Brett E. Mancini, effective as of January 29, 2014 (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014)

10.32*	Summary of Compensation Arrangements with Brett E. Mancini (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014)
10.33*
Salary Continuance and Non-Competition Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Brett E. Mancini (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.34*
Employment Agreement dated as of March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.35*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.36*
Sign-on Option Award Agreement (Pursuant to 2013 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.37*	Employment Agreement dated as of September 8, 2015 between IEC Electronics Corp. and Jens Hauvn
10.38*	IEC Electronics Corp. Management Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)
10.39*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.40*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.41*	Summary of Management Incentive Plan for Fiscal 2014 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 20, 2013)
10.42*	Summary of Long Term Incentive Plan for Fiscal 2014 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.43*
Compensation Arrangements with Executive Officers for Fiscal 2015 (incorporated herein by reference from Exhibit 10.52 to the Company's Annual Report on Form 10-K/A for the year ended September 30, 2014)

16.1	Letter from EFP Rotenberg LLP dated September 10, 2014 (incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 11, 2014)
21.1	Subsidiaries of IEC Electronics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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