Form 10-Q
period 2016-01-01
IEC ELECTRONICS CORP
filed 2016-02-12
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2016
or
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

Common Stock, $0.01 par value – 10,178,576 shares as of February 8, 2016

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2016 and SEPTEMBER 30, 2015
(in thousands, except share and per share data)

	January 1, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$85	$407
Accounts receivable, net of allowance	20,070	24,923
Inventories, net	26,177	25,753
Other current assets	1,759	1,444
Total current assets	48,091	52,527

Fixed assets, net	15,288	15,443
Intangible assets, net	124	134
Goodwill	101	101
Other long term assets	317	57
Total assets	$63,921	$68,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,918	$2,908
Accounts payable	13,320	18,336
Accrued payroll and related expenses	2,906	2,338
Other accrued expenses	1,177	1,318
Customer deposits	5,585	5,761
Total current liabilities	25,906	30,661

Long-term debt	27,306	28,323
Other long-term liabilities	484	590
Total liabilities	53,696	59,574

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,234,064 and 11,232,017 shares, respectively
Outstanding: 10,178,576 and 10,196,145 shares, respectively	112	112
Additional paid-in capital	45,899	45,845
Retained earnings/(accumulated deficit)	(34,197)	(35,740)
Treasury stock, at cost: 1,055,488 and 1,035,872 shares, respectively	(1,589)	(1,529)
Total stockholders' equity	10,225	8,688

Total liabilities and stockholders' equity	$63,921	$68,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED JANUARY 1, 2016 and DECEMBER 26, 2014
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	January 1, 2016	December 26, 2014
	(unaudited)
Net sales	$32,933	$28,829
Cost of sales	27,116	25,374
Gross profit	5,817	3,455

Selling and administrative expenses	4,035	3,246
Restatement and related expenses	(50)	(89)
Operating profit/(loss)	1,832	298

Interest and financing expense	289	534
Income/(loss) from continuing operations before income taxes	1,543	(236)

Provision for/(benefit from) income taxes	—	—
Income/(loss) from continuing operations	1,543	(236)

Loss on discontinued operations, net	—	(559)

Net income/(loss)	$1,543	$(795)

Basic net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.15	$(0.02)
Earnings/(loss) from discontinued operations	—	(0.06)
Net earnings/loss	$0.15	$(0.08)

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.15	$(0.02)
Earnings/(loss) from discontinued operations	—	(0.06)
Net earnings/loss	$0.15	$(0.08)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,216,587	9,864,927
Diluted	10,216,587	9,864,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JANUARY 1, 2016 and DECEMBER 26, 2014
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	$(795)	—	(795)
Stock-based compensation	—	141	—	—	141
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	4	—	—	4
Shares withheld for payment of taxes upon vesting of restricted stock	—	(39)	—	—	(39)

Balances, December 26, 2014	$112	$44,407	$(26,349)	$(1,454)	$16,716

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	$1,543	—	1,543
Stock-based compensation	—	54	—	—	54
Restricted (non-vested) stock grants, net of forfeitures	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Return of incentive compensation shares	—	—		(60)	(60)

Balances, January 1, 2016	$112	$45,899	$(34,197)	$(1,589)	$10,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED JANUARY 1, 2016 and DECEMBER 26, 2014
(unaudited; in thousands)

	Three Months Ended
	January 1, 2016	December 26, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,543	$(795)
Less: Loss on discontinued operations, net	—	(559)
Income/(loss) from continuing operations	1,543	(236)
Non-cash adjustments:
Stock-based compensation	54	141
Incentive compensation shares returned	(60)	—
Depreciation and amortization	855	1,058
Reserve for doubtful accounts	122	(157)
Provision for excess/obsolete inventory	498	(278)
Changes in assets and liabilities:
Accounts receivable	4,731	1,531
Inventory	(922)	(5,767)
Other current assets	(315)	1,132
Other long term assets	(63)	94
Accounts payable	(5,016)	1,847
Accrued expenses	427	(820)
Customer deposits	(176)	855
Other long term liabilities	(74)	(41)
Net cash flows from operating activities-continuing operations	1,604	(641)
Net cash flows from operating activities-discontinued operations	—	260
Net cash flows from operating activities	1,604	(381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(685)	(1,171)
Grant proceeds from outside parties	—	698
Net cash flows from investing activities-continuing operations	(685)	(473)
Net cash flows from investing activities-discontinued operations	—	(23)
Net cash flows from investing activities	(685)	(496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	16,816	16,429
Repayments of revolving line of credit	(17,128)	(16,416)
Repayments under other loan agreements	(727)	(727)
Debt issuance costs	(202)	—
Proceeds from exercise of stock options	—	4
Shares withheld for payment of taxes upon vesting of restricted stock	—	(39)
Net cash flows from financing activities-continuing operations	(1,241)	(749)
Net cash flows from financing activities-discontinued operations	—	—
Net cash flows from financing activities	(1,241)	(749)

Net increase/(decrease) in cash and cash equivalents	(322)	(1,626)
Cash and cash equivalents, beginning of period	407	1,980
Cash and cash equivalents, end of period	$85	$354

Supplemental cash flow information:
Interest paid	$365	$345
Income taxes paid	—	—

Non-cash transactions
Fixed assets purchased with extended payment terms	$—	$89
Incentive compensation shares returned	60	—
Conversion of grant to loan	32	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, or the “Company”) is a premier provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); Dynamic Research and Testing Laboratories, LLC (“DRTL”). The Celmet unit (“Celmet”) operates as a division of IEC.  As further discussed in Note 2—SCB Divestiture and Discontinued Operations, the operations of our wholly-owned subsidiary, formerly known as Southern California Braiding, Inc. (“SCB”), were divested during the fourth quarter of fiscal 2015.  All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended January 1, 2016 and December 26, 2014 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and represent economic benefits associated with acquired customer relationships, a non-compete agreement, and a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.  The customer relationship and non-compete intangibles related to our wholly-owned subsidiary, SCB, and were fully impaired as of the end of the third quarter of fiscal 2015. The operations of SCB were divested during the fourth quarter of fiscal 2015.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  An impairment to SCB's fixed assets was recorded in fiscal 2015. No impairment charges were recorded by IEC for property, plant and equipment in fiscal 2016.

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

The quantitative process entails comparing the overall fair value of the unit to which goodwill relates to carrying value.  If fair value exceeds carrying value, no further assessment of potential impairment is required.  If fair value of the unit is less than carrying value, a valuation of the unit’s individual assets and liabilities is required to determine whether or not goodwill is impaired.  Goodwill impairment losses are charged to earnings.  The goodwill related to our wholly-owned subsidiary, SCB, was fully impaired as of the end of the third quarter of fiscal 2015. SCB was divested during the fourth quarter of fiscal 2015.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2016 or fiscal 2015.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in the first three months of fiscal 2016 or fiscal 2015.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. During fiscal 2015 and the first quarter of fiscal 2016, the ESPP was suspended in connection with the 2014 Restatements described below.

Restatement and Related Expenses

The Company restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the "Prior Restatement").  The Company also restated its consolidated financial statements for the fiscal year ended September 30, 2014, and its interim financial statements for each quarterly period within the year ended September 30, 2014, included in the Company's Annual Report on Form 10-K/A, to correct an error in the valuation allowance on deferred income tax assets as well as an error in estimating excess and obsolete inventory reserves (the "2014 Restatements"). The Prior Restatement and the 2014 Restatements together are referred to as the "Restatements".

Restatement and related expenses represent third-party expenses arising from the Restatements. These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation.  The Company receives reimbursement for certain of these expenses which may result in a benefit in a given period.

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

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2014.  The Company is currently under federal income tax audit for fiscal 2013 and does not expect a material impact on the financial statements.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units ("RSUs") and anticipated issuances under the employee stock purchase plan.  Options, restricted stock and RSUs are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended
Shares for EPS Calculation	January 1, 2016	December 26, 2014

Weighted average shares outstanding	10,216,587	9,864,927
Incremental shares	—	—
Diluted shares	10,216,587	9,864,927

Anti-dilutive shares excluded	757,105	678,943

As a result of the incremental shares being negative for the three months ended January 1, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.  As a result of the net loss for three months ended December 26, 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends as more fully described in Note 8—Credit Facilities.

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

FASB ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" was issued in April 2014. ASU 2014-08 changes the criteria for reporting discontinued operations and requires expanded disclosures for discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014 and early adoption is permitted. The ASU was effective for the Company beginning in fiscal 2016 and will be implemented for any future discontinued operations.

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
FASB ASU 2015-17, "Income Taxes Balance Sheet Classification of Deferred Taxes" was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.
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

The pre-tax loss on the sale of SCB for the year ended September 30, 2015 included in Loss on discontinued operations, net in the income statement is calculated as follows:

July 9, 2015
(in thousands)	(unaudited)
Purchase price	$2,405
Net book value of assets sold	(2,630)
Legal fees associated with closing	(114)
Finder's fee	(50)
Sales tax on asset sale	(20)
Other	(24)
Loss on sale of SCB	$(433)

Carrying amounts of major classes of assets and liabilities that were disposed of follows:

July 9, 2015
(in thousands)	(unaudited)
Inventories, net	1,803
Other current assets	53
Fixed assets, net	916
Intangible assets, net	—
Customer deposits	(142)
Net assets sold	2,630

SCB's revenue and loss before income taxes follows:

December 26, 2014
(in thousands)
Net sales	2,163
Loss before income taxes	(559)

The loss on discontinued operations for the three months ended December 26, 2014 was comprised of operating losses, there was no provision or benefit from taxes for these periods.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended January 1, 2016 and December 26, 2014.

	Three Months Ended
Allowance for Doubtful Accounts	January 1, 2016	December 26, 2014
(in thousands)
Allowance, beginning of period	$423	$525
Provision for doubtful accounts	277	(104)
Write-offs	(155)	(53)
Allowance, end of period	$545	$368

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	January 1, 2016	September 30, 2015
(in thousands)
Raw materials	$16,948	$17,637
Work-in-process	8,714	8,512
Finished goods	2,750	1,341
Total inventories	28,412	27,490
Reserve for excess/obsolete inventory	(2,235)	(1,737)
Inventories, net	$26,177	$25,753

NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	January 1, 2016	September 30, 2015
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	14,188	14,161
Machinery and equipment	26,104	26,061
Furniture and fixtures	7,310	7,291
Construction in progress	1,624	1,028
Total fixed assets, at cost	50,827	50,142
Accumulated depreciation	(35,539)	(34,699)
Accumulated impairment - building and improvements	$—	$—
Fixed assets, net	$15,288	$15,443

Depreciation expense during the three months ended January 1, 2016 and December 26, 2014 follows:

	Three Months Ended
	January 1, 2016	December 26, 2014
(in thousands)
Depreciation expense	$840	$1,046

NOTE 6—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with purchase of Albuquerque in fiscal 2010.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	January 1, 2016	September 30, 2015
(in thousands)
Property tax abatement - Albuquerque	360	360
Accumulated amortization	(236)	(226)
Intangible assets, net	$124	$134

Amortization expense during the three months ended January 1, 2016 and December 26, 2014 follows:

	Three Months Ended
Amortization Expense	January 1, 2016	December 26, 2014
(in thousands)
Intangible amortization expense	$10	$10

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended December,
2016	$39
2017	39
2018	39
2019	8

NOTE 7—GOODWILL

The goodwill balance of $0.1 million resulted from the acquisition of Celmet in fiscal 2010. There has been no impairment for this goodwill since acquisition date.

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		January 1, 2016		September 30, 2015
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$12,103	4.69%	$12,415	4.50%
Term Loan A	f	2/1/2020	4,526	3.98	4,804	3.98
Term Loan B	v	2/1/2023	10,034	3.49	10,383	3.45
Albuquerque Mortgage Loan	v	2/1/2018	2,400	4.94	2,467	4.75
Celmet Building Term Loan	f	11/7/2018	1,029	4.72	1,062	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63
Wayne County IDA Loan to Grant	f	12/31/2019	32	2.00	—	—

Total debt			30,224		31,231
Less: current portion			(2,918)		(2,908)
Long-term debt			$27,306		$28,323

(1) Rates noted are before impact of interest rate swap.

M&T Bank Credit Facilities

On December 14, 2015, the Company and M&T Bank entered into the Fifth Amended and Restated Credit Facility Agreement (“Fifth Amended Credit Agreement”), which amends and restates in its entirety the Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013, as amended (the “2013 Credit Agreement”). Borrowings under the Fifth Amended Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Fifth Amended Credit Agreement prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

Except as described below, the terms, conditions, covenants, guarantees and collateral previously in effect under the 2013 Credit Agreement will continue substantially unchanged under the Fifth Amended Credit Agreement. Before entering into the Fifth Amended Credit Agreement, the Company and M&T Bank were performing under the terms of the Sixth Amendment to the 2013 Credit Agreement entered into on May 8, 2015 ("the Sixth Amendment").

Individual debt facilities provided under the Fifth Amended Credit Agreement, which remain mostly unchanged from the 2013 Credit Agreement, and are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2018. The maximum amount the Company may borrow is determined based on a borrowing base calculation as defined in the Fifth Amended Credit Agreement as described below.

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

Borrowing Base

Under the Fifth Amended Credit Agreement, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories (up to a cap of $3.75 million) or (ii) $20.0 million. Prior to the Sixth Amendment to the 2013 Credit Agreement, at the Company's election, another 35% of eligible inventories could be included in the borrowing base for limited periods of time during which a higher rate of interest was charged on the Revolver. Borrowings based on inventory balances were limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. The Sixth Amendment removed the provision in the 2013 Credit Agreement that allowed for borrowing at an increased interest rate margin based on 85% of eligible receivables plus 70% of eligible inventories up to a maximum of $4.75 million.

At January 1, 2016 and September 30, 2015, the upper limit on Revolver borrowings was $18.6 million and $20.0 million, respectively. Average available balances on the Revolver amounted to $7.8 million during the three months ended January 1, 2016.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDAS Ratio, as defined below. Under the Fifth Amended Credit Agreement the applicable marginal interest rate was fixed on December 14, 2015 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B, until the tenth day following the date the Company delivers its quarterly covenant calculation for the first quarter of fiscal 2016.  Subsequent to this date, for the variable rate debt, the interest rate is LIBOR plus the applicable margin interest rate that is based on the Company's Debt to EBITDAS Ratio, as defined below. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.125% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $8.7 thousand and $18.0 thousand during the three months ended January 1, 2016 and December 26, 2014, respectively. The fee percentage varies based on the Company's Debt to EBITDAS Ratio, as defined below.

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

Financial Covenants

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS ("Quarterly EBITDAS"), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

Covenant Ratios in effect at January 1, 2016, pursuant to the Fifth Amended Credit Agreement, are as follows:

Debt to EBITDAS Ratio:
6/26/15 through and including 9/30/15	< 5.75 to 1.00
10/01/15 through and including 1/01/16	< 5.10 to 1.00
1/02/16 through and including 4/01/16	< 3.95 to 1.00
4/02/16 through and including 7/01/16	< 3.65 to 1.00
7/02/16 through and including 9/30/16	< 3.10 to 1.00
Thereafter	< 3.10 to 1.00

Minimum Quarterly EBITDAS Ratio:
Fiscal Quarter ending 9/30/15	$1,500,000
Fiscal Quarter ending 1/01/16	1,785,000
Fiscal Quarter ending 4/01/16	1,900,000
Fiscal Quarter ending 7/01/16	1,800,000
Fiscal Quarter ending 9/30/16	2,190,000
Thereafter	2,190,000

Fixed Charge Coverage Ratio:
6/26/15 through and including 9/30/15	> 0.45 to 1.00
10/01/15 through and including 1/01/16	> 0.75 to 1.00
1/02/16 through and including 4/01/16	> 1.00 to 1.00
4/02/16 through and including 7/01/16	> 1.10 to 1.00
7/2/16 and thereafter	> 1.25 to 1.00

Maximum Inventory:
As of January 1, 2016	$30,000,000
As of April 1, 2016	29,000,000
As of July 1, 2016	28,000,000
As of September 30, 2016	27,000,000
As of December 30, 2016	26,000,000
As of the end of the Fiscal Quarter ending March 31, 2017	25,000,000
As of the end of each Fiscal Quarter thereafter	25,000,000

Maximum Capital Expenditures	$3,500,000

Pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. Quarterly EBITDARS is the quarterly measurement of earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Debt to EBITDARS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges). The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015. EBITDARS as amended and restated means, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,112, (b) for the fiscal quarter ending March 27, 2015, $2,652,659, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter in connection with mortgages, environmental site assessments, title insurance and appraisals and (d) for the fiscal quarter ending

September 30, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

The Sixth Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending June 26, 2015, and $1.5 million for each fiscal quarter thereafter.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

(1) The Company was subject to the 2013 Credit Agreement during these periods.

As a result of the 2014 Restatements as described in Note 1—Our Business and Summary of Significant Accounting Policies, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

Other Borrowings

a)
Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

b)
Wayne County IDA Loan to Grant: The Company entered into an agreement with Wayne County, NY to receive grant funds while meeting employment targets. As these employment targets were not met, $32 thousand of the grant is presented as a loan payable. Principal is being repaid in 36 monthly installments of $917.

Events of Default

In addition to the items discussed above, the Fifth Amended Credit Agreement includes the following two events of default:

a)
The levying of a penalty or fee (other than routine fees consistent with those historically incurred by the Company in the ordinary course of its business) by the Securities and Exchange Commission against the Company in excess of $400,000, individually or in the aggregate.

b)
Legal fees incurred by the Company associated with a Securities and Exchange Commission investigation of the Company in excess of $250,000 in any fiscal year, net of any amounts reimbursed to the Company by any insurer during such fiscal year.

There were no events of default for the three months ended January 1, 2016.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December,
2016	$2,918
2017	2,918
2018 (1)	17,261
2019	2,611
2020 and thereafter	4,516
$30,224

(1) Includes Revolver balance of $12.1 million at January 1, 2016

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management
In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8—Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% until the tenth day following the date the Company delivers its quarterly covenant calculation for the first quarter of fiscal 2016.  When the swap fixed rate is added to the Term Loan B spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented an asset of $47.3 thousand at January 1, 2016 and a liability of $46.0 thousand at September 30, 2015, and was estimated based on Level 2 valuation inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the periods ended January 1, 2016 and September 30, 2015 within interest expense.

The fair value of the interest rate swap of $47.3 thousand is recorded in other assets and $46.0 thousand is recorded in other long-term liability in the Consolidated Balance Sheet at January 1, 2016 and September 30, 2015, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.  At January 1, 2016, the Swap Transaction was an asset with a fair value of $47.3 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	January 1, 2016		September 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	4,166	4,526	4,412	4,804
Celmet Building Term Loan	925	1,029	954	1,062

The fair value of the remainder of the Company’s debt approximated carrying value at January 1, 2016 and September 30, 2015 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	January 1, 2016	December 26, 2014
(in thousands)
Reserve, beginning of period	$399	$251
Provision	133	37
Warranty costs	(130)	(60)
Reserve, end of period	$402	$228

NOTE 12—DEFERRED GRANTS

The Company received grants for certain facility improvements from state and local agencies in which the Company operates.  These grants reimburse the Company for a portion of the actual cost or provide in kind services in support of capital projects.

The Company received a total of $0.9 million of grants prior to fiscal 2015. There were no deferred grants recorded in fiscal 2016 or fiscal 2015.

One of the Company’s grants is a loan to grant agreement.  The Company signed a promissory note, which was to be forgiven if certain employment targets are met at specified dates.  The portion of the promissory note to be forgiven is calculated by applying the ratio of jobs created to jobs committed to the original note amount. If the employment targets are not met, the Company is obligated to repay the loan with interest.  As the Company does not currently expect to meet these employment targets, $32 thousand of the grant is presented as a loan payable. The remaining portion is recorded as a deferred amount within other long-term liabilities on the balance sheet.

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

The grants are amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  Accumulated amortization for the portion of the Company's loan to grant that was converted to a promissory note was adjusted in the three months ended January 1, 2016.

Grant amortization during the three months ended January 1, 2016 and December 26, 2014 follows:

	Three Months Ended
	January 1, 2016	December 26, 2014
(in thousands)	(unaudited)
Grant amortization	$28	$41

NOTE 13—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting.  This plan replaced IEC’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), which expired in December 2011.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 shares of common stock may be issued over a term of ten years.

Stock-based compensation expense recorded under the plans totaled $54.0 thousand and $141.0 thousand for the three months ended January 1, 2016 and December 26, 2014, respectively. As further discussed in Note 17—Litigation, during the three months ended January 1, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60 thousand.

At January 1, 2016 there were 861,389 shares available to be issued under the 2010 Plan.

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

There were no options granted during the three months ended January 1, 2016. Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 26, 2014 are included in the table below.

Three Months Ended
Valuation of Options	December 26, 2014

Assumptions for Black-Scholes:
Risk-free interest rate	1.43%
Expected term in years	4.5
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	26,000
Weighted average fair value per share	$1.92
Fair value of options granted (000's)	$50

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	January 1, 2016		December 26, 2014
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	717,645	$4.40	234,000	$4.48
Granted	—	—	26,000	5.41
Exercised	—	—	(2,000)	1.76
Shares withheld for payment of exercise price upon exercise of stock option	—	—	—	—
Forfeited	—	—	(4,100)	5.78
Expired	(15,500)	5.99	(2,500)	7.53
Outstanding, end of period	702,145	$4.37	251,400	$4.55

For options expected to vest
Number expected to vest	539,756	$4.45	220,961	$4.50
Weighted average remaining term, in years	5.5		3.2
Intrinsic value (000s)		$—		$257

For exercisable options
Number exercisable	156,000	$5.33	125,900	$3.73
Weighted average remaining term, in years	3.6		1.5
Intrinsic value (000s)		$—		$216

For non-exercisable options
Expense not yet recognized (000s)		$672		$178
Weighted average years to be recognized	3.3		2.9

For options exercised
Intrinsic value (000s)		$—		$7

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Three Months Ended
	January 1, 2016		December 26, 2014
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	546,145	$1.41	112,350	$2.15
Granted	—	—	26,000	1.92
Vested	—	—	(8,750)	2.47
Forfeited	—	—	(4,100)	2.26
Non-vested, end of period	546,145	$1.41	125,500	$2.08

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other IEC common stockholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	January 1, 2016		December 26, 2014
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	54,960	$4.23	322,873	$4.97
Granted	—	—	128,195	5.29
Vested	—	—	(16,152)	5.65
Shares withheld for payment of taxes upon vesting of restricted stock	—	—	(7,373)	5.25
Forfeited	—	—	—	—
Outstanding, end of period	54,960	$4.23	427,543	$5.04

For non-vested shares
Expense not yet recognized (000s)		$200		$1,260
Weighted average remaining years for vesting		2.0		3.2

For shares vested
Aggregate fair value on vesting dates (000s)		$—		$123

Employee Stock Purchase Plan

The Company administers an employee stock purchase plan (“ESPP”) that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 1—Our Business and Summary of Significant Accounting Policies. The Compensation Committee of the Company's Board of Directors reinstated the ESPP on December 2, 2015; however, participants were not yet able to contribute to the plan as of January 1, 2016.

Employees currently receive a 10% discount on stock purchases through the ESPP. There were no employee contributions to the plan or compensation expense recognized for the three months ended January 1, 2016. Employee contributions to the plan, net of withdrawals were $6.0 thousand for the three months ended December 26, 2014. Compensation expense recognized under the ESPP was $1.0 thousand for the three months ended December 26, 2014.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   In connection with the Prior Restatement of the Company’s financial statements, the Company determined not to pay, and has not paid, any meeting fees in stock since May 21, 2013.

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Company contributions during the three months ended January 1, 2016 and December 26, 2014 totaled $67 thousand and $63 thousand, respectively.

NOTE 15—INCOME TAXES

Provision for income taxes during the three months ended January 1, 2016 and December 26, 2014 follows:

Three Months Ended
Income Tax Provision/Benefit	January 1, 2016	December 26, 2014
(in thousands)
Provision for/(benefit from) income taxes	$—	$—

The Company has recorded a full valuation allowance on all deferred tax assets. Although we have recorded a full valuation allowance for all deferred tax assets, including net operating loss carryforwards ("NOLs"), these NOLs remain available to the Company to offset taxable income and reduce tax payments. IEC has federal NOLs for income tax purposes of approximately $35.8 million at September 30, 2015, expiring mainly in years 2021 through 2026.

At September 30, 2015, the Company also had state NOLs of $27.9 million, expiring mainly in years 2021 through 2025 and $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2028.  The credits cannot be utilized until the New York NOL is exhausted. Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, the Company has not attributed any value to its state NOLs.

NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	January 1, 2016	December 26, 2014

Aerospace & Defense	40%	41%
Medical	41%	31%
Industrial	16%	25%
Communications & Other	3%	3%
	100%	100%

Two individual customers each represented 10% or more of sales for the three months ended January 1, 2016. Both customers were from the Medical sector and represented 18% and 15% of sales. Four individual customers represented 10% or more of sales for the three months ended December 26, 2014.  One customer in the Industrial sector represented 17% of sales, while two customers in the Medical sector represented 16% and 11% of sales, and one customer in the Aerospace & Defense sector represented 11% of sales for the three months ended December 26, 2014.

Two individual customers represented 10% or more of receivables and accounted for 25% of outstanding balances at January 1, 2016. Two individual customers also represented 10% or more of receivables and accounted for 26% of the outstanding balances at December 26, 2014.

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

Final resolution of the SEC investigation with respect to the Company is subject to final approval of the settlement by the SEC staff and, ultimately, the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

In addition, during the first quarter of fiscal 2016, the Company became aware that the SEC staff issued “Wells Notices” to two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of the Company’s previously-owned Southern California Braiding, Inc. subsidiary that was the subject of the Prior Restatement. A Wells Notice is an indication that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action. Each of these individuals has also reached a preliminary understanding with the SEC staff regarding a potential settlement. The Company cannot predict the outcome of the SEC investigation with respect to these two former employees, including whether their settlements will be approved.

In connection with the Prior Restatement, W. Barry Gilbert, our former chief executive officer and director, voluntarily returned to the Company certain incentive compensation and the proceeds from certain sales of the Company's common stock. These transfers, which were made during the three months ended January 1, 2016, were in the form of cash of $42 thousand and shares of common stock valued at $60 thousand.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Loss Contingencies
As discussed in Note 17, (i) the SEC is conducting a formal investigation relating to the Prior Restatement and other matters, (ii) during the first quarter of fiscal 2016, the Company reached a preliminary understanding with the SEC staff concerning a potential resolution of the investigation, and (iii) two individuals who are no longer associated with the Company received Wells Notices from the SEC staff. The Company has insurance that covers the Company and certain individuals (including the two former employees discussed above) for certain expenses incurred in connection with the SEC investigation. Through January 1, 2016, the Company has received aggregate reimbursements from its primary carrier of approximately $8.3 million. The Company’s insurance policy contains exclusion provisions that are triggered when “a final, non-appealable adjudication” in an underlying proceeding or action “establishes” certain conduct, including “any deliberately fraudulent act or omission or any willful violation of any statute or regulation.” The Company anticipates any potential resolution of the SEC investigation will be on a “no admit or deny” basis and, as such, will not “establish” any conduct as part of any “final, non-appealable adjudication.” Accordingly, the Company has concluded it is not probable that the insurance carrier would (i) seek to recoup the reimbursement of expenses it has made to the Company or (ii) be successful in the event that recoupment were sought.

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
The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; our ability to assimilate acquired businesses and to achieve the anticipated benefits of such acquisitions; intellectual property litigation and the outcome of the arbitration proceedings with our former chief executive officer; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (the "SEC").
All forward-looking statements included in this Form-10-Q are made only as of the date of this Form 10-Q. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. You should read this document and the documents that we incorporate by reference into this Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC Electronics Corp. conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, Celmet and DRTL described in Note 1—Our Business and Summary of Significant Accounting Policies – Our Business and Consolidation. As discussed further in Note 2—SCB Divestiture and Discontinued Operations, SCB, the Company's formerly wholly owned subsidiary was divested during the fourth quarter of fiscal 2015.

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

We excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we believe we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•	A technology center located in Newark, New York that combines dedicated prototype manufacturing with an on-site materials analysis lab, enabling the seamless transition from design to production.

•	An in-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.

•	A laboratory at our subsidiary, Dynamic Research and Testing Laboratories, LLC ("DRTL") that enables us to assist customers in mitigating the risk of purchasing counterfeit parts.

•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	Proprietary software-driven Web Portal which provides customers real-time access to their critical, project specific data.

We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to add new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued long-term growth. IEC is ISO 9001:2008 certified. All of our facilities are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. DRTL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards. During fiscal 2014, our Newark, NY and Albuquerque, NM facilities were awarded the IPC-J-STD-001/IPC-A-610 Qualified Manufacturers Listing. During fiscal 2015, our Newark, NY and Albuquerque, NM facilities were awarded the IPC/WHMA-A-620 Qualified Manufacturers Listing. The Company’s locations in Newark, NY and Albuquerque, NM are AS9100C certified. DRTL has been certified as an IPC-approved Validation Services Test Laboratory.
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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	January 1, 2016	December 26, 2014
(in thousands)
Net sales	$32,933	$28,829

Gross profit	5,817	3,455
Selling and administrative expenses	4,035	3,246
Restatement and related expenses	(50)	(89)
Interest and financing expense	289	534
Income/(loss) from continuing operations before income taxes	1,543	(236)
Provision for/(benefit from) income taxes	—	—
Income/(loss) from continuing operations	1,543	(236)
Loss on discontinued operations, net	—	(559)
Net income/(loss)	$1,543	$(795)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	January 1, 2016	December 26, 2014

Aerospace & Defense	40%	41%
Medical	41%	31%
Industrial	16%	25%
Communications & Other	3%	3%
	100%	100%

Revenue increased in the first quarter of fiscal 2016 by $4.1 million or 14.2% as compared to the first quarter of the prior fiscal year. Increases in the medical market sector and aerospace & defense market sector of $4.5 million and $1.4 million, respectively were partially offset by decreases in the industrial market sector of $1.9 million. Revenue for the communications & other market sector was flat.

Revenue for the medical market sector increased $4.5 million primarily due to increases in demand. Higher demand from a medical customer that was released from FDA hold at the end of fiscal 2014 caused an increase of $2.7 million. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase throughout fiscal 2015. Higher demand from four of our customers increased revenue by $1.9 million, including one customer program that was in the prototype stage in the first quarter of fiscal 2015.

Various increases and decreases for our aerospace & defense customers resulted in a net increase of $1.4 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases of $6.5 million were partially offset by $5.0 million in decreases from other customers. Higher demand at existing customers resulted in an increase of $3.6 million. In addition, new programs from a returning customer in which there was no activity in the first quarter of the prior year increased revenue by $1.3 million. Revenue of $1.1 million in the first quarter of fiscal 2016 was the result of a customer that sporadically orders for an existing program. New programs from existing customers increased revenue by $0.5 million.

The increases for some of our aerospace & defense customers were partially offset by decreases at several other customers.
Lower demand from several of our customers caused decreases of $4.4 million. The loss of a program and the winding down of another program caused an aggregate decrease of $0.4 million. Our decision to end a program with one customer due primarily to lack of profitability caused an aggregate decrease of $0.2 million.

The net decrease in the industrial market sector of $1.9 million resulted primarily from decreased demand. As anticipated during 2015, one of our customers began sourcing more product from an alternate source in China which decreased revenue by $2.4 million. We expect this customer to continue to source more product from China for programs we are currently supporting.
These decreases were partially offset by increased demand at two other customers.

Our first quarter gross profit increased to 17.7% of sales versus 12% in the first quarter of the prior fiscal year. Several factors impacted gross margin including improved leverage on fixed manufacturing costs caused by higher production volume, changes in customer mix and improved labor efficiencies. Higher sales and increased production to meet the higher levels of finished goods required by certain customers improved our leverage of fixed costs. Lower labor costs were due to the continued focus on lean manufacturing. In Q1 of fiscal 2015, labor costs were much higher due to the hiring and training for programs for customers ramping early in fiscal 2015.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense increased $0.8 million, and represented 12.3% of sales in the first quarter of fiscal 2016, compared to 11.3% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher bad debt expense versus a benefit in prior fiscal year, $0.2 million in additional severance due to the departure of one senior executive and additional provisions made for former employees. The first quarter of fiscal 2016 was also impacted by higher legal and audit expense primarily related to the debt refinancing, employment related matters and other related activity.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17-Litigation. During the first quarter of fiscal 2016, the benefit was due to incentive compensation returned by our former chief executive officer related to the Prior Restatement and related SEC investigation as well as the adjustment of estimated costs. During the first quarter of fiscal 2015, restatement and related expenses of $0.5 million were more than offset by $0.6 million of partial reimbursement for certain expenses incurred. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense decreased by $0.2 million compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million to the decrease in expense in the first quarter of the current fiscal year compared to the prior fiscal year. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.17% higher during the first quarter of fiscal 2016 than in the first quarter of the prior fiscal year. Our average outstanding debt balances increased by $0.8 million in the first quarter of fiscal 2016 compared to the first fiscal 2015. During the first quarter of the current year there were no debt covenant waiver fees, but we paid debt covenant waiver fees of $50.0 thousand in the first quarter of the prior fiscal year. Cash paid for interest was approximately $0.4 million and $0.3 million for the first quarter of fiscal 2016 and fiscal 2015. Detailed information regarding our borrowings is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the first quarter of fiscal 2016 or fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

As further discussed in Note 2—SCB Divestiture and Discontinued Operations, on July 9, 2015, the Company entered into an asset purchase agreement with DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased substantially all of the assets of SCB and assumed certain obligations and liabilities of SCB for approximately $2.4 million after adjusting for certain deposits and prorations. We have included the results of the sale and the activity related to SCB in discontinued operations in the consolidated income statements for all periods presented. There was no loss on discontinued operations in the the first quarter of fiscal 2016. The loss on discontinued operations was $0.6 million in the first quarter of fiscal 2015.

Liquidity and Capital Resources

Capital Resources

As of January 1, 2016, there were no outstanding capital expenditure commitments for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
Cash Flow Data	January 1, 2016	December 26, 2014
(in thousands)
Cash and cash equivalents, beginning of period	$407	$1,980
Net cash flow from:
Operating activities	1,604	(381)
Investing activities	(685)	(496)
Financing activities	(1,241)	(749)
Net (decrease) increase in cash and cash equivalents	(322)	(1,626)
Cash and cash equivalents at end of period	$85	$354

Operating activities

Cash flows provided by continuing operations, before considering changes in IEC’s working capital accounts, was $3.0 million for the first three months of fiscal 2016.  Cash flow provided by operations, before considering changes in working capital, in the first three months of fiscal 2015 was $0.5 million.  Net income from continuing operations of $1.5 million in the first three months of fiscal 2016 was an improvement compared to the net loss from continuing operations of $0.2 million during the first three months of the prior fiscal year, however non-cash expenses were lower in fiscal 2015. Total non-cash expenses were $1.5 million in the first three months of fiscal 2016 compared to $0.8 million in the first three months of fiscal 2015.

Working capital of continuing operations used cash flows of $1.4 million and $1.2 million in the first three months of fiscal 2016 and 2015, respectively. The change in working capital in fiscal 2016 was primarily due to a decrease in accounts payable of $5.0 million, an increase in inventory of $0.9 million, partially offset by a decrease in accounts receivable of $4.7 million. The decrease in accounts payable was due primarily to timing of purchases and payments. The increase in inventory during the first three months of fiscal 2016 was in part the result of higher levels of finished goods required by certain medical customers. Accounts receivable decreases were primarily due to timing of revenue and cash collections.

Investing activities

Cash flows used by investing activities for continuing operations were $0.7 million and $0.5 million for the first three months of fiscal 2016 and 2015, respectively.  Cash flows used in the first three months of fiscal 2016 consisted of the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash used in the first three months of fiscal 2015 primarily consisted of the purchases of equipment and capitalized software costs partially offset by $0.7 million of community development block grant proceeds.

Financing activities

Cash flows used in financing activities were $1.2 million and $0.7 million for the first three months of fiscal 2016 and 2015.  During the first three months of fiscal 2016, net repayments under all credit facilities were $1.0 million, with $0.3 million of net repayments under the revolver and repayments of $0.7 million for term debt. In the first three months of fiscal 2015, net cash flows reduced outstanding credit facilities by $0.7 million, due to net repayments funded by operations.

Credit Facilities

At January 1, 2016, borrowings outstanding under the revolving credit facility (“Revolver”) under the Fifth Amended and Restated Credit Agreement ("Fifth Amended Credit Agreement") amounted to $12.1 million, and the maximum available was $18.6 million.  Borrowings on the Revolver during the current fiscal year were used to fund working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS ("Quarterly EBITDAS"), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

(1) The Company was subject to the 2013 Agreement during these periods.

As a result of the 2014 Restatements as described in Note 1—Our Business and Summary of Significant Accounting Policies, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	January 1, 2016	September 30, 2015	January 1, 2016	September 30, 2015

Quarterly EBITDAS (000s)	Minimum $1,785	Minimum $1,500	$2,721	$2,067
Debt to EBITDAS Ratio	Maximum 5.10x	Maximum 5.75x	4.1x	5.2x
Fixed Charge Coverage Ratio (a)	Minimum 0.75x	Minimum 0.45x	1.1x	0.8x
Maximum Inventory	Maximum $30.0m	Not applicable	$26.2	Not applicable
Maximum Capital Expenditures	Maximum $3.5m annually	Not applicable	Measured Annually	Not applicable

(a)
The ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges).

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
January 1, 2016
(in thousands)
Net income/(loss)	$1,543
Restatement related expenses (a)	(50)
Asset impairment (b)	—
Lender requirement expenses (c)	91
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	855
Interest expense	289
Non-cash stock compensation	(7)
EBITDAS	$2,721

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
January 1, 2016
(in thousands)
Net income/(loss)	1,543
Restatement related expenses (a)	(50)
Asset impairment (b)	—
Lender requirement expenses (c)	91
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	855
Interest expense	289
Non-cash stock compensation	(7)
Unfinanced capital expenditures	(685)
Income taxes paid	—
Adjusted EBITDA	$2,036

(a)	The Fifth Amended Credit Agreement allows for certain reasonable professional fees and expenses incurred to be excluded from Adjusted EBITDA.

(b)	Net income as defined by the Fifth Amended Credit Agreement is adjusted to exclude the effect of any non-cash loss arising from any write-up or write-down of assets.

(c)	Lender requirement expenses as defined by the Fifth Amended Credit Agreement include mortgages, environmental site assessments, title insurance and appraisals.

EBITDAS and Adjusted EBITDA are non-GAAP financial measures.  They should not be considered in isolation or as a measure of the Company’s profitability or liquidity; are in addition to, and are not a substitute for, financial measures under GAAP.  EBITDAS and Adjusted EBITDA may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.  Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

EBITDAS and Adjusted EBITDA do not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDAS and Adjusted EBITDA are not necessarily indicative of amounts that may be available for discretionary use.  We present EBITDAS and Adjusted EBITDA because certain covenants in our credit facilities are tied to these measures.  We also view EBITDAS and Adjusted EBITDA as useful measures of operating performance given our large net operating loss carryforward and because, as supplemental measures: (i) they are a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing our ability to service and/or incur indebtedness.  We believe that EBITDAS and Adjusted EBITDA, when considered with both our GAAP results and the reconciliation to net income, provide a more complete understanding of our business than could be obtained absent this disclosure.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2015.  During the three months ended January 1, 2016 there have been no material changes to these policies.

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

At January 1, 2016, the Company had $30.2 million of debt, comprised of $24.5 million with variable interest rates and $5.7 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The Company is party to a swap transaction that effectively fixes an additional $10.0 million of debt, which increased the portion of debt with effectively fixed interest rates from $5.7 million to $15.7 million at January 1, 2016. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of January 1, 2016 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 1, 2016, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weaknesses discussed in greater detail in our Form 10-K filed with the SEC on December 18, 2015 (the “2015 Form 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2016, the Company’s disclosure controls and procedures were not effective. To address these material weaknesses, we have implemented certain remedial measures, as described in our 2015 Form 10-K.

Changes in internal control over financial reporting

Management identified material weaknesses in our internal control over financial reporting related to an error in the valuation allowance on deferred income tax assets as well as user access reviews and reconciliation of accounts receivable, as discussed in greater detail in Item 9A of our 2015 Form 10-K. To address these material weaknesses, we have implemented certain remedial measures, as described in Item 9A of our 2015 Form 10-K, which description is incorporated by reference herein. We consider the material weakness related to the error in the valuation allowance on deferred income tax assets to be fully remediated as management has concluded, through testing, that the applicable controls have operated effectively for a sufficient period of time. Also based on this evaluation, we consider the material weakness related to user access reviews and the reconciliation of accounts receivables not to have been fully remediated and still present at January 1, 2016 as management has not yet been able to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.
Except as described above, during the three months ended January 1, 2016, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Final resolution of the SEC investigation with respect to the Company is subject to final approval of the settlement by the SEC staff and, ultimately, the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

In addition, during the first quarter of fiscal 2016, the Company became aware that the SEC staff issued “Wells Notices” to two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of the Company’s previously-owned Southern California Braiding, Inc. subsidiary that was the subject of the Prior Restatement. A Wells Notice is an indication that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action. Each of these individuals has also reached a prelimimary understanding with the SEC staff regarding a potential settlement. The Company cannot predict the outcome of the SEC investigation with respect to these two former employees, including whether their settlements will be and approved.

In connection with the Prior Restatement, W. Barry Gilbert, our former chief executive officer and director, voluntarily returned to the Company certain incentive compensation and the proceeds from certain sales of the Company's common stock. These transfers, which were made during the three months ended January 1, 2016, were in the form of cash of $42 thousand and shares of common stock valued at $60 thousand.

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

Item 1A.   Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission on December 18, 2015.

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

IEC Electronics Corp.
(Registrant)

February 12, 2016	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

February 12, 2016	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended January 1, 2016
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fifth Amended and Restated Credit Facility Agreement, dated as of December 14, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.