Form 10-Q
period 2016-04-01
IEC ELECTRONICS CORP
filed 2016-05-13
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number 001-34376

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

Common Stock, $0.01 par value – 10,259,477 shares as of May 9, 2016

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2016 and SEPTEMBER 30, 2015
(in thousands, except share and per share data)

	April 1, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,126	$407
Accounts receivable, net of allowance	18,231	24,923
Inventories, net	23,894	25,753
Other current assets	1,259	1,444
Total current assets	44,510	52,527

Fixed assets, net	15,065	15,443
Intangible assets, net	115	134
Goodwill	101	101
Other long term assets	264	57
Total assets	$60,055	$68,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,679	$2,908
Accounts payable	11,839	18,336
Accrued payroll and related expenses	3,606	2,338
Other accrued expenses	679	1,318
Customer deposits	4,746	5,761
Total current liabilities	23,549	30,661

Long-term debt	24,161	28,323
Other long-term liabilities	544	590
Total liabilities	48,254	59,574

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,314,965 and 11,232,017 shares, respectively
Outstanding: 10,259,477 and 10,196,145 shares, respectively	113	112
Additional paid-in capital	46,013	45,845
Retained earnings/(accumulated deficit)	(32,736)	(35,740)
Treasury stock, at cost: 1,055,488 and 1,035,872 shares, respectively	(1,589)	(1,529)
Total stockholders' equity	11,801	8,688

Total liabilities and stockholders' equity	$60,055	$68,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
SIX MONTHS ENDED APRIL 1, 2016 and MARCH 27, 2015
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015

Net sales	$33,148	$31,655	$66,081	$60,484
Cost of sales	27,412	28,682	54,528	54,056
Gross profit	5,736	2,973	$11,553	$6,428

Selling and administrative expenses	3,721	6,320	7,755	9,566
Restatement and related expenses	41	730	(8)	641
Operating profit/(loss)	1,974	(4,077)	3,806	(3,779)

Interest and financing expense	513	665	802	1,199
Income/(loss) from continuing operations before income taxes	1,461	(4,742)	3,004	(4,978)

Provision for/(benefit from) income taxes	—	—	—	—
Income/(loss) from continuing operations	1,461	(4,742)	3,004	(4,978)

Loss on discontinued operations, net	—	(794)	—	(1,353)

Net income/(loss)	$1,461	$(5,536)	$3,004	$(6,331)

Basic net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.14	$(0.47)	$0.29	$(0.50)
Earnings/(loss) from discontinued operations	—	(0.08)	$—	$(0.14)
Net earnings/loss	$0.14	$(0.55)	$0.29	$(0.63)

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.14	$(0.47)	$0.29	$(0.50)
Earnings/(loss) from discontinued operations	—	(0.08)	—	(0.14)
Net earnings/loss	$0.14	$(0.55)	$0.29	$(0.63)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,205,031	10,075,719	10,210,539	9,972,692
Diluted	10,205,031	10,075,719	10,210,539	9,972,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
SIX MONTHS ENDED APRIL 1, 2016 and MARCH 27, 2015
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	$(6,331)	—	(6,331)
Stock-based compensation	—	1,954	—	—	1,954
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options	—	78	—	(75)	3
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, March 27, 2015	$112	$45,729	$(31,885)	$(1,529)	$12,427

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	$3,004	—	3,004
Stock-based compensation	—	162	—	—	162
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—
Employee stock plan purchases	—	7	—	—	7
Return of incentive compensation shares	—	—	—	(60)	(60)

Balances, April 1, 2016	$113	$46,013	$(32,736)	$(1,589)	$11,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED APRIL 1, 2016 and MARCH 27, 2015
(unaudited; in thousands)

	Six Months Ended
	April 1, 2016	March 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,004	$(6,331)
Less: Loss on discontinued operations, net	—	(1,353)
Income/(loss) from continuing operations	3,004	(4,978)
Non-cash adjustments:
Stock-based compensation	162	1,954
Incentive compensation shares returned	(60)	—
Depreciation and amortization	1,681	2,008
(Gain)/loss on sale of fixed assets	1	—
Reserve for doubtful accounts	112	(172)
Provision for excess/obsolete inventory	279	(715)
Changes in assets and liabilities:
Accounts receivable	6,580	1,729
Inventory	1,580	(4,173)
Other current assets	185	(1,177)
Other long term assets	(11)	242
Accounts payable	(6,497)	(121)
Accrued expenses	629	96
Customer deposits	(1,015)	1,483
Other long term liabilities	(14)	(83)
Net cash flows from operating activities-continuing operations	6,616	(3,907)
Net cash flows from operating activities-discontinued operations	—	(620)
Net cash flows from operating activities	6,616	(4,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,270)	(1,854)
Grant proceeds from outside parties	—	698
Net cash flows from investing activities-continuing operations	(1,270)	(1,156)
Net cash flows from investing activities-discontinued operations	—	(52)
Net cash flows from investing activities	(1,270)	(1,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	30,271	36,738
Repayments of revolving line of credit	(32,998)	(30,137)
Repayments under other loan agreements	(1,696)	(1,453)
Debt issuance costs	(211)	—
Proceeds from exercise of stock options	—	3
Proceeds from employee stock plan purchases	7	—
Shares withheld for payment of taxes upon vesting of restricted stock	—	(604)
Net cash flows from financing activities-continuing operations	(4,627)	4,547
Net cash flows from financing activities-discontinued operations	—	—
Net cash flows from financing activities	(4,627)	4,547

Net increase/(decrease) in cash and cash equivalents	719	(1,188)
Cash and cash equivalents, beginning of period	407	1,980
Cash and cash equivalents, end of period	$1,126	$792

Supplemental cash flow information:
Interest paid	$803	$769
Income taxes paid	—	—

Non-cash transactions
Fixed assets purchased with extended payment terms	$—	$22
Incentive compensation shares returned	60	—
Conversion of grant to loan	32	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC”, “we”, “our”, “us”, or the “Company”) provides electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology.  We specialize in the custom manufacture of high reliability, complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.  We provide EMS where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  Our customers are at the center of everything we do and we are capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); and IEC Analysis & Testing Laboratory, LLC ("ATL"), formerly Dynamic Research and Testing Laboratories, LLC. The Celmet unit (“Celmet”) operates as a division of IEC.  As further discussed in Note 2—SCB Divestiture and Discontinued Operations, the operations of our wholly-owned subsidiary, formerly known as Southern California Braiding, Inc. (“SCB”), were divested during the fourth quarter of fiscal 2015.  All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and six months ended April 1, 2016 and March 27, 2015 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations and the remaining assets represent economic benefits associated with a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for property, plant and equipment or intangibles in fiscal 2016.

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

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the first six months of fiscal 2016 and fiscal 2015.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. During fiscal 2015 and the first quarter of fiscal 2016, the ESPP was suspended in connection with the 2014 Restatements described below. The ESPP was reinstated as of the beginning of the second quarter of fiscal 2016.

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

ASC 740 also prescribes the manner in which a company measures, recognizes, presents, and discloses in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position.  The Company believes that it has no material uncertain tax positions.

Any interest or penalties incurred are reported as interest expense.  The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2014.  The Company is currently under federal income tax audit for fiscal 2013 and does not expect the audit to have a material impact on the financial statements.

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

	Three Months Ended		Six Months Ended
Shares for EPS Calculation	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015

Weighted average shares outstanding	10,205,031	10,075,719	10,210,539	9,972,692
Incremental shares	—	—	—	—
Diluted shares	10,205,031	10,075,719	10,210,539	9,972,692

Anti-dilutive shares excluded	804,965	658,905	804,965	658,905

As a result of the incremental shares being negative for the three and six months ended April 1, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.  As a result of the net loss for three and six months ended March 27, 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" was issued in March 2016 and improves implementation guidance on principal versus agent considerations. The effective dates are the same as those for Topic 606.

FASB ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2014-12, "Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods ending after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, "Simplifying the Measurement of Inventory" was issued in July, 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.
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
FASB ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.
NOTE 2—SCB DIVESTITURE AND DISCONTINUED OPERATIONS

As previously disclosed, SCB, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), effective as of July 9, 2015, by and between SCB and DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased the multi-conductor stranded copper cable and harness assemblies manufacturing and servicing business previously operated by SCB. DCX, a provider of engineered high performance interconnect products, purchased substantially all assets and assumed certain obligations and liabilities of SCB for the agreed upon selling price of $2.5 million, adjusted to $2.4 million due to certain deposits and prorations. DCX paid the adjusted purchase price in cash at closing. The Asset Purchase Agreement contains indemnification provisions of each party with respect to breaches of representations, warranties and covenants and certain other specified matters. Prior to this transaction, there were no material relationships between the Company and DCX or between DCX and any officer, director or affiliate of the Company.

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

The pre-tax loss on the sale of SCB for the year ended September 30, 2015 included in Loss on discontinued operations, net in the income statement was calculated as follows:

July 9, 2015
(in thousands)	(unaudited)
Purchase price	$2,405
Net book value of assets sold	(2,630)
Legal fees associated with closing	(114)
Finder's fee	(50)
Sales tax on asset sale	(20)
Other	(24)
Loss on sale of SCB	$(433)

Carrying amounts of major classes of assets and liabilities that were disposed of follows:

July 9, 2015
(in thousands)	(unaudited)
Inventories, net	1,803
Other current assets	53
Fixed assets, net	916
Intangible assets, net	—
Customer deposits	(142)
Net assets sold	2,630

SCB's revenue and loss before income taxes follows:

	Three Months Ended	Six Months Ended
	March 27, 2015	March 27, 2015
(in thousands)
Net sales	1,257	3,420
Loss before income taxes	(789)	(1,338)

The loss on discontinued operations for the three and six months ended March 27, 2015 was comprised of operating losses; there was no provision or benefit from taxes for these periods.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended April 1, 2016 and March 27, 2015.

	Six Months Ended
Allowance for Doubtful Accounts	April 1, 2016	March 27, 2015
(in thousands)
Allowance, beginning of period	$423	$525
Provision for doubtful accounts	270	(114)
Write-offs	(158)	(58)
Allowance, end of period	$535	$353

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	April 1, 2016	September 30, 2015
(in thousands)
Raw materials	$14,251	$17,637
Work-in-process	7,991	8,512
Finished goods	3,668	1,341
Total inventories	25,910	27,490
Reserve for excess/obsolete inventory	(2,016)	(1,737)
Inventories, net	$23,894	$25,753

NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	April 1, 2016	September 30, 2015
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	14,199	14,161
Machinery and equipment	26,324	26,061
Furniture and fixtures	7,328	7,291
Construction in progress	1,958	1,028
Total fixed assets, at cost	51,410	50,142
Accumulated depreciation	(36,345)	(34,699)
Fixed assets, net	$15,065	$15,443

Depreciation expense during the three and six months ended April 1, 2016 and March 27, 2015 follows:

	Three Months Ended		Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
(in thousands)
Depreciation expense	$807	$938	$1,647	$1,984

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	April 1, 2016	September 30, 2015
(in thousands)
Property tax abatement - Albuquerque	360	360
Accumulated amortization	(245)	(226)
Intangible assets, net	$115	$134

Amortization expense during the three and six months ended April 1, 2016 and March 27, 2015 follows:

	Three Months Ended		Six Months Ended
Amortization Expense	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
(in thousands)
Intangible amortization expense	$10	$64	$20	$127

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March,
2017	$39
2018	39
2019	37
2020 and thereafter	—

NOTE 7—GOODWILL

The goodwill balance of $0.1 million resulted from the acquisition of Celmet in fiscal 2010. There has been no impairment for this goodwill since the acquisition date.

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		April 1, 2016		September 30, 2015
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$9,688	4.69%	$12,415	4.50%
Term Loan A	f	2/1/2020	4,156	3.98	4,804	3.98
Term Loan B	v	2/1/2023	9,567	3.69	10,383	3.45
Albuquerque Mortgage Loan	v	2/1/2018	2,311	4.94	2,467	4.75
Celmet Building Term Loan	f	11/7/2018	986	4.72	1,062	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63
Wayne County IDA Loan to Grant	f	12/31/2019	32	2.00	—	—

Total debt			26,840		31,231
Less: current portion			(2,679)		(2,908)
Long-term debt			$24,161		$28,323

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

Individual debt facilities provided under the Fifth Amended Credit Agreement, which remain mostly unchanged from the 2013 Credit Agreement, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $20 million is available through January 18, 2018. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)	Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in 108 equal monthly installments of $93 thousand.

c)	Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 equal monthly installments of $117 thousand.

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal is being repaid in equal monthly installments of $22 thousand plus a balloon payment of $1.8 million due at maturity.

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the 2013 Credit Agreement. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal is being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment due at maturity.

Borrowing Base

Under the Fifth Amended Credit Agreement, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories (up to a cap of $3.75 million) or (ii) $20.0 million. The Sixth Amendment removed the provision from the 2013 Credit Agreement, that allowed the Company to elect that another 35% of eligible inventories be included in the borrowing base for limited periods of time during which a higher rate of interest was charged on the Revolver. Borrowings based on inventory balances were limited to a cap of $3.75 million, or when subject to the higher percentage limit, $4.75 million. The Sixth Amendment also removed the provision in the 2013 Credit Agreement that allowed for borrowing at an increased interest rate margin based on 85% of eligible receivables plus 70% of eligible inventories up to a maximum of $4.75 million.

At April 1, 2016 and September 30, 2015, the upper limit on Revolver borrowings was $17.8 million and $20.0 million, respectively. Average available balances on the Revolver amounted to $9.9 million during the six months ended April 1, 2016.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDAS Ratio, as defined below. Under the Fifth Amended Credit Agreement the applicable marginal interest rate was fixed on December 14, 2015 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B, until the tenth day following the date the Company delivered its quarterly covenant calculation for the first quarter of fiscal 2016.  Subsequent to this date, for the variable rate debt, the interest rate is LIBOR plus the applicable margin interest rate that is based on the Company's Debt to EBITDAS Ratio, as defined below. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter. The applicable margins based on the first quarter covenant calculations were as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $23.8 thousand and $30.6 thousand during the six months ended April 1, 2016 and March 27, 2015, respectively. The fee percentage varies based on the Company's Debt to EBITDAS Ratio, as defined below.

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

Financial Covenants

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below ("Quarterly EBITDAS"), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense ("EBITDAS"). The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

Covenant Ratios in effect at April 1, 2016, pursuant to the Fifth Amended Credit Agreement, are as follows:

Debt to EBITDAS Ratio:
6/26/15 through and including 9/30/15	< 5.75 to 1.00
10/01/15 through and including 1/01/16	< 5.10 to 1.00
1/02/16 through and including 4/01/16	< 3.95 to 1.00
4/02/16 through and including 7/01/16	< 3.65 to 1.00
7/02/16 through and including 9/30/16	< 3.10 to 1.00
Thereafter	< 3.10 to 1.00

Minimum Quarterly EBITDAS :
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

Prior to the Fifth Amended Credit Agreement, pursuant to the Sixth Amendment, M&T agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. Quarterly EBITDARS was the quarterly measurement of earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Debt to EBITDARS Ratio was the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compared (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges). The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015. EBITDARS as amended and restated meant, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,112, (b) for the fiscal quarter ending March 27, 2015, $2,652,659, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter in connection with mortgages, environmental site assessments, title insurance and appraisals and (d)

for the fiscal quarter ending September 30, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

The Sixth Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending June 26, 2015, and $1.5 million for each fiscal quarter thereafter.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
Second 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

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

There were no events of default for the six months ended April 1, 2016.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the Fifth Amended Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March,
2016	$2,679
2017	4,719
2018 (1)	13,044
2019	2,315
2020 and thereafter	4,083
$26,840

(1) Includes Revolver balance of $9.7 million at April 1, 2016

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8—Credit Facilities, the applicable margin on Term Loan B was fixed at 3.25% until the tenth day following the date the Company delivered its quarterly covenant calculation for the first quarter of fiscal 2016.  The applicable margin on Term Loan B based on the quarterly covenant calculation for the first quarter of fiscal 2016 was 3.25%. When the swap fixed rate is added to the Term Loan B spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented a liability of $99.9 thousand and $46.0 thousand at April 1, 2016 and September 30, 2015, respectively, and was estimated based on Level 2 valuation inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the periods ended April 1, 2016 and September 30, 2015 within interest expense.

The fair value of the interest rate swap of $99.9 thousand and $46.0 thousand is recorded in other long-term liability in the Consolidated Balance Sheet at April 1, 2016 and September 30, 2015, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.  At April 1, 2016, the Swap Transaction was a liability with a fair value of $99.9 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	April 1, 2016		September 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	3,972	4,156	4,412	4,804
Celmet Building Term Loan	911	986	954	1,062

The fair value of the remainder of the Company’s debt approximated carrying value at April 1, 2016 and September 30, 2015 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	April 1, 2016	March 27, 2015
(in thousands)
Reserve, beginning of period	$399	$251
Provision	123	204
Warranty costs	(183)	(161)
Reserve, end of period	$339	$294

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

The Company is also the recipient of matching grants from two local governmental agencies related to certain renovations for one of its operating locations.  One agency contributed in kind services and property of $0.1 million while the other contributed cash of $0.1 million to match expenditures by the Company of at least the same amount.

The grants are amortized over the useful lives of the related fixed assets when there is reasonable assurance that the Company will meet the employment targets.  Accumulated amortization for the portion of the Company's loan to grant that was converted to a promissory note was adjusted in the three months ended January 1, 2016.

Grant amortization during the three and six months ended April 1, 2016 and March 27, 2015 follows:

	Three Months Ended		Six Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
(in thousands)	(unaudited)		(unaudited)
Grant amortization	$40	$41	$68	$82

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

Stock-based compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $162.0 thousand and $2.0 million for the six months ended April 1, 2016 and March 27, 2015, respectively. As further discussed in Note 17—Litigation, during the six months ended April 1, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At April 1, 2016 there were 801,829 shares available to be issued under the 2010 Plan.

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

There were no options granted during the six months ended April 1, 2016. Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 27, 2015 are included in the table below.

Six Months Ended
Valuation of Options	March 27, 2015

Assumptions for Black-Scholes:
Risk-free interest rate	1.30%
Expected term in years	4.5
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	447,145
Weighted average fair value per share	$1.48
Fair value of options granted (000's)	$662

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	April 1, 2016		March 27, 2015
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	717,645	$4.40	234,000	$4.48
Granted	—	—	447,145	4.18
Exercised	—	—	(25,932)	1.87
Shares withheld for payment of exercise price upon exercise of stock option	—	—	(16,068)	1.88
Forfeited	—	—	(8,300)	6.04
Expired	(15,500)	5.99	(7,400)	6.38
Outstanding, end of period	702,145	$4.37	623,445	$4.40

For options expected to vest
Number expected to vest	558,596	$4.44	467,670	$4.50
Weighted average remaining term, in years	5.3		3.2
Intrinsic value (000s)		$239		$37

For exercisable options
Number exercisable	260,036	$4.84	207,300	$5.00
Weighted average remaining term, in years	4.4		1.5
Intrinsic value (000s)		$77		$37

For non-exercisable options
Expense not yet recognized (000s)		$597		$600
Weighted average years to be recognized	3.1		4.0

For options exercised
Intrinsic value (000s)		$—		$119

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Six Months Ended
	April 1, 2016		March 27, 2015
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	546,145	$1.41	112,350	$2.15
Granted	—	—	447,145	1.48
Vested	(104,036)	1.45	(135,050)	2.08
Forfeited	—	—	(8,300)	2.35
Non-vested, end of period	442,109	$1.40	416,145	$1.45

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	April 1, 2016		March 27, 2015
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	54,960	$4.23	322,873	$4.97
Granted	59,560	4.03	163,655	5.06
Vested	(11,700)	4.23	(316,539)	5.08
Shares withheld for payment of taxes upon vesting of restricted stock	—	—	(133,329)	4.53
Forfeited	—	—	(1,200)	3.91
Outstanding, end of period	102,820	$4.11	35,460	$4.23

For non-vested shares
Expense not yet recognized (000s)		$357		$163
Weighted average remaining years for vesting		2.5		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$43		$2,062

Employee Stock Purchase Plan

The Company administers an ESPP that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 1—Our Business and Summary of Significant Accounting Policies. The Compensation Committee of the Company's Board of Directors reinstated the ESPP on December 2, 2015; however, participants were not able to contribute to the ESPP until January, 2016.

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $8.1 thousand and $8.0 thousand for the six months ended April 1, 2016 and March 27, 2015, respectively. Compensation expense recognized under the ESPP was $1.0 thousand for both the six months ended April 1, 2016 and March 27, 2015.

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

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Company contributions during the six months ended April 1, 2016 and March 27, 2015 both totaled $132 thousand.

NOTE 15—INCOME TAXES

Provision for income taxes during the three and six months ended April 1, 2016 and March 27, 2015 follows:

	Three Months Ended		Six Months Ended
Income Tax Provision/Benefit	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
(in thousands)
Provision for/(benefit from) income taxes	$—	$—	$—	$—

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

At September 30, 2015, the Company also had state NOLs of $27.9 million, expiring mainly in years 2021 through 2025 and $1.2 million of New York state investment tax and other credit carryforwards, expiring in various years through 2028.  The credits cannot be utilized until the New York NOL is exhausted. Recent New York state corporate tax reform has reduced the business income base rate for qualified manufacturers in New York state to 0% beginning in fiscal 2015 for IEC. As a result of this legislation, the Company has not attributed any value to its state NOLs.

NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015

Aerospace & Defense	34%	38%	37%	39%
Medical	50%	31%	46%	31%
Industrial	14%	29%	15%	27%
Communications & Other	2%	2%	2%	3%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the six months ended April 1, 2016. Both customers were from the Medical sector, and represented 18% and 17% of sales. Four individual customers represented 10% or more of sales for the six months ended March 27, 2015.  One customer in the Industrial sector represented 18% of sales, while two customers in the Medical sector represented 15% and 10% of sales, and one customer in the Aerospace & Defense sector represented 11% of sales for the six months ended March 27, 2015.

Two individual customers represented 10% or more of receivables and accounted for 29% of outstanding balances at April 1, 2016. Two individual customers also represented 10% or more of receivables and accounted for 21% of the outstanding balances at March 27, 2015.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

NOTE 17—LITIGATION

As disclosed in prior filings, the staff of the U.S. Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to the Prior Restatement and other matters.

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

Final resolution of the SEC investigation with respect to the Company is subject to final approval of the settlement by the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

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

In connection with the Prior Restatement, W. Barry Gilbert, our former chief executive officer and director, voluntarily returned to the Company certain incentive compensation and the proceeds from certain sales of the Company's common stock. These transfers, which were made during the six months ended April 1, 2016, were in the form of cash of $42 thousand and shares of common stock valued at $60 thousand.

In June 2015, W. Barry Gilbert, our former chief executive officer and director commenced an arbitration proceeding against us in connection with the termination of his employment agreement effective February 6, 2015.  Mr. Gilbert alleged that his termination was not for cause as we have claimed and that we breached the terms of our employment agreement with him by not paying the compensation called for under his employment agreement for a termination without cause.

Effective March 16, 2016, the Company entered into a separation agreement with Mr. Gilbert (the "Separation Agreement"). Pursuant to the terms of the Separation Agreement, Mr. Gilbert received a separation benefit of $500 thousand that was paid on March 16, 2016, and he will receive $200 thousand payable by May 16, 2016, $100 thousand payable on both March 16, 2017 and March 16, 2018, and $75 thousand payable on each of March 16, 2019 and March 16, 2020. The expense associated with the separation agreement is included in selling and administrative expenses, a portion of which was recorded in the prior fiscal year. The remaining unpaid amount is included in accrued payroll and related expenses.

The separation benefit is subject to acceleration in the event of certain changes in control of the Company. The Company also released Mr. Gilbert from any and all claims and causes of action directly or indirectly related to Mr. Gilbert’s employment relationship with the Company. In consideration of the foregoing, Mr. Gilbert agreed to release the Company from any and all claims and causes of action arising out of or relating to his previous employment with the Company, as well as certain other covenants set forth in the Separation Agreement.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-Q. individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Loss Contingencies
As discussed in Note 17, (i) the SEC is conducting a formal investigation relating to the Prior Restatement and other matters, (ii) during the first quarter of fiscal 2016, the Company reached a preliminary understanding with the SEC staff concerning a potential resolution of the investigation, and (iii) two individuals who are no longer associated with the Company received Wells Notices from the SEC staff. The Company has insurance that covers the Company and certain individuals (including the two former employees discussed above) for certain expenses incurred in connection with the SEC investigation. Through January 1, 2016, the Company has received aggregate reimbursements from its primary carrier of approximately $9.0 million. The Company’s insurance policy contains exclusion provisions that are triggered when “a final, non-appealable adjudication” in an underlying proceeding or action “establishes” certain conduct, including “any deliberately fraudulent act or omission or any willful violation of any statute or regulation.” The Company anticipates any potential resolution of the SEC investigation will be on a “no admit or deny” basis and, as such, will not “establish” any conduct as part of any “final, non-appealable adjudication.” Accordingly, the Company has concluded it is not probable that the insurance carrier would (i) seek to recoup the reimbursement of expenses it has made to the Company or (ii) be successful in the event that recoupment were sought.

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

Forward-Looking Statements

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires.  This Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance upon the protections provided by such Acts for forward-looking statements.  These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.
The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; intellectual property litigation; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (the "SEC").
All forward-looking statements included in this Form-10-Q are made only as of the date indicated or as of the date of this Form 10-Q. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. You should read this document and the documents that we incorporate by reference into this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, Celmet and ATL described in Note 1—Our Business and Summary of Significant Accounting Policies – Our Business and Consolidation. As discussed further in Note 2—SCB Divestiture and Discontinued Operations, the operations of SCB, Company's wholly owned subsidiary, were divested during the fourth quarter of fiscal 2015.

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

We believe we excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we believe we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•	A technology center located in Newark, New York that combines dedicated prototype manufacturing with an on-site materials analysis lab, enabling the seamless transition from design to production.

•	An in-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.

•	A laboratory at our subsidiary, IEC Analysis & Testing Laboratory, LLC ("ATL") that enables us to assist customers in mitigating the risk of purchasing counterfeit parts.

•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	Proprietary software-driven Web Portal which provides customers real-time access to their critical, project specific data.
We focus on developing relationships with customers who manufacture advanced technology products and who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. We have continued to add new customers and markets, and our customer base is stronger and more diverse as a result. We proactively invest in areas we view as important for our continued long-term growth. IEC is ISO 9001:2008 certified. All of our facilities are ITAR registered. In addition, the Company’s locations in Newark, NY and Albuquerque, NM are Nadcap accredited for electronics manufacturing to support the most stringent quality requirements of the aerospace industry and the Newark, NY location is ISO 13485 certified to serve the medical market sector. Our Newark, NY location is also an NSA approved supplier under the COMSEC standard and its environmental systems are ISO 14001:2004 certified. ATL in Albuquerque, NM is ISO 17025 accredited, which is the international standard covering testing and calibration laboratories. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards. During fiscal 2014, our Newark, NY and Albuquerque, NM facilities were awarded the IPC-J-STD-001/IPC-A-610 Qualified Manufacturers Listing. During fiscal 2015, our Newark, NY and Albuquerque, NM facilities were awarded the IPC/WHMA-A-620 Qualified Manufacturers Listing. The Company’s locations in Newark, NY and Albuquerque, NM are AS9100C certified. ATL has been certified as an IPC-approved Validation Services Test Laboratory.
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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	April 1, 2016	March 27, 2015
(in thousands)
Net sales	$33,148	$31,655

Gross profit	5,736	2,973
Selling and administrative expenses	3,721	6,320
Restatement and related expenses	41	730
Interest and financing expense	513	665
Income/(loss) from continuing operations before income taxes	1,461	(4,742)
Provision for/(benefit from) income taxes	—	—
Income/(loss) from continuing operations	1,461	(4,742)
Loss on discontinued operations, net	—	(794)
Net income/(loss)	$1,461	$(5,536)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	April 1, 2016	March 27, 2015

Aerospace & Defense	34%	38%
Medical	50%	31%
Industrial	14%	29%
Communications & Other	2%	2%
	100%	100%

Revenue increased in the second quarter of fiscal 2016 by $1.5 million or 5% as compared to the second quarter of the prior fiscal year. An increase in the medical market sector of $6.8 million was partially offset by decreases in the industrial market sector and aerospace & defense market sector of $4.3 million and $1.1 million, respectively. Revenue for the communications & other market sector was flat.

Revenue for the medical market sector increased $6.8 million primarily due to increases in demand. Higher volume from a medical customer that was released from FDA hold at the end of fiscal 2014 caused an increase of $3.3 million. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase throughout fiscal 2015. Higher demand from four of our customers increased revenue by $3.5 million. This includes one customer that increased purchases due to their enterprise resource planning software implementation and two customer programs that were in the prototype stage and ramping in the first half of fiscal 2015. An additional increase of $0.3 million was due to a new program for an existing customer. These increases were partially offset by a decrease in demand from one of our customers of $0.2 million.

The net decrease in the industrial market sector of $4.3 million resulted primarily from decreased demand. As anticipated during 2015, one of our customers began sourcing more product from an alternate source in China which decreased revenue by $3.5 million. We expect this customer to continue to source more product from China for programs we are currently supporting.
These decreases were partially offset by increased demand from one of our other customers.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease of $1.1 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $4.4 million were partially offset by $3.2 million in increases from other customers. Lower demand from several of our customers caused decreases of $2.7 million. A decrease of $1.3 million was due to shipments in the second quarter of the prior fiscal year from a customer that sporadically orders for an existing program. The loss of a program and the winding down of another program caused an aggregate decrease of $0.5 million. Offsetting increases were primarily due to higher demand at several existing customers of $2.7 million. New programs from existing customers increased revenue by another $0.5 million.

Our second quarter gross profit increased to 17.3% of sales versus 9.4% in the second quarter of the prior fiscal year. Several factors impacted gross margin. In the second quarter of fiscal 2015, we incurred $0.7 million of stock compensation costs in overhead due to the 2015 proxy contest and resulting change of control. Impacting gross profit in the second quarter of fiscal 2016 were improved leverage on fixed manufacturing costs caused by higher production volume, changes in customer mix and improved labor efficiencies. Lower labor costs were the result of the continued focus on lean manufacturing. In addition, various overhead expenses were lower in the second quarter of fiscal 2016 when compared with the second quarter of fiscal 2015 including manufacturing supplies, depreciation, consulting and excess and obsolete inventory expense.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $2.6 million, and represented 11.2% of sales in the second quarter of fiscal 2016, compared to 20.0% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to $3.1 million in costs in the second quarter of fiscal 2015 associated with the 2015 proxy contest and resulting change of control. Partially offsetting this decrease was additional severance of $0.3 million, incremental stock compensation and other labor related costs in the second quarter of fiscal 2016.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17-Litigation. Restatement and related expenses, net of reimbursement received were $41 thousand in the second quarter of fiscal 2016, which is a decrease of $0.7 million compared to the second quarter of the prior fiscal year. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense decreased by $0.2 million compared to the same quarter of the prior fiscal year. During the second quarter of the current year there were no debt covenant waiver fees, but we paid debt covenant waiver fees $0.1 million in the second quarter of the prior fiscal year. The remaining decrease is due to a decrease in average outstanding debt, slightly offset by a higher weighted average interest rate. Our average outstanding debt balances decreased by $6.7 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.20% higher during the second quarter of fiscal 2016 compared to the second quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value in the second quarter of fiscal 2016 was equivalent to the second quarter of the prior fiscal year. Detailed information regarding our borrowings is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the second quarter of fiscal 2016 or fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term, IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

As further discussed in Note 2—SCB Divestiture and Discontinued Operations, on July 9, 2015, the Company entered into an asset purchase agreement with DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased substantially all of the assets of SCB and assumed certain obligations and liabilities of SCB for approximately $2.4 million after adjusting for certain deposits and prorations. We have included the results of the sale and the activity related to SCB in discontinued operations in the consolidated income statements for all periods presented. There was no loss on discontinued operations in the the second quarter of fiscal 2016. The loss on discontinued operations was $0.8 million in the second quarter of fiscal 2015.

Six Months Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	April 1, 2016	March 27, 2015
(in thousands)
Net sales	$66,081	$60,484

Gross profit	11,553	6,428
Selling and administrative expenses	7,755	9,566
Restatement and related expenses	(8)	641
Interest and financing expense	802	1,199
Income/(loss) from continuing operations before income taxes	3,004	(4,978)
Provision for/(benefit from) income taxes	—	—
Income/(loss) from continuing operations	3,004	(4,978)
Loss on discontinued operations, net	—	(1,353)
Net income/(loss)	$3,004	$(6,331)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Six Months Ended
% of Sales by Sector	April 1, 2016	March 27, 2015

Aerospace & Defense	37%	39%
Medical	46%	31%
Industrial	15%	27%
Communications & Other	2%	3%
	100%	100%

Revenue increased in the first six months of fiscal 2016 by $5.6 million or 9% as compared to the first six months of the prior fiscal year. Increases in the medical market sector and aerospace & defense market sector of $11.3 million and $0.9 million, respectively, were partially offset by decreases in the industrial market sector and communications & other market sector of $6.2 million and $0.4 million, respectively.

Revenue for the medical market sector increased $11.3 million primarily due to increases in demand. Higher volume from a medical customer that was released from FDA hold at the end of fiscal 2014 caused an increase of $6.0 million. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase throughout fiscal 2015. Higher demand from four of our customers increased revenue by $4.5 million, including one customer program that was in the prototype stage and ramping in the first half of fiscal 2015. An additional increase of $0.7 million was due to a new program for an existing customer.

Various increases and decreases for our aerospace & defense customers resulted in a net increase of $0.9 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases of $7.9 million were partially offset by $7.5 million in decreases from other customers. Increases were primarily due to higher demand at several existing customers of $6.4 million. New programs from existing customers increased revenue by another $1.5 million. These increases were offset by decreases at other customers. Lower demand from several of our customers caused decreases of $6.4 million. The loss of a program and ending a customer relationship caused decreases of $0.6 million and $0.2 million, respectively. The winding down of another program caused a decrease of $0.3 million.

The net decrease in revenue in the industrial market sector of $6.2 million resulted primarily from decreases in demand of $6.9 million. As anticipated during 2015, one of our customers began sourcing more product from an alternate source in China, which decreased revenue by $5.6 million. We expect this customer to continue to source more product from China for programs we are currently supporting. The decreases were partially offset by increased demand from one of our other customers of $0.9 million.

Gross profit for the first six months increased to 17.5% of sales versus 10.6% in the first six months of the prior fiscal year. Several factors impacted gross margin including improved leverage on fixed manufacturing costs caused by higher production volume, changes in customer mix and improved labor efficiencies. Higher sales and increased production to meet the higher levels of finished goods required by certain customers improved our leverage of fixed costs. Lower labor costs were due to the continued focus on lean manufacturing. Higher costs in first half of the prior year were driven by higher labor costs due to the hiring and training for programs for customers ramping early in fiscal 2015 as well as stock compensation costs of $0.7 million in overhead due to the change in control in the first quarter of fiscal 2015. In addition, various overhead expenses were lower in the first six months of fiscal 2016 when compared with the same period of fiscal 2015 including manufacturing supplies, depreciation and consulting.

Selling and administrative ("S&A") expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $1.8 million to $7.8 million, and represented 11.7% of sales in the first six months of fiscal 2016. For the first six months of the prior fiscal year, S&A expense was $9.6 million or 15.8% of sales. The decrease in S&A expense was primarily due to $3.3 million in costs in the same prior fiscal year period associated with the prior year proxy contest and resulting change in control. Partially offsetting this decrease was additional severance of $0.5 million, an increase in bad debt expense of $0.3 million, legal and other professional expenses related to debt refinancing in the first quarter of fiscal 2016 and other matters as well as an increase in other labor related costs for the first six months of fiscal 2016.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17-Litigation. During the first half of fiscal 2016, restatement and related expenses were almost completely offset by insurance reimbursements. The benefit during fiscal 2016 was due to incentive compensation returned by our former chief executive officer related to the Prior Restatement and related SEC investigation as well as the adjustment of estimated costs. During the first half of fiscal 2015, Restatement and related expenses due to the Prior Restatement, net of insurance reimbursement were $0.1 million and an additional $0.5 million of Restatement and related expenses were for the reaudit of fiscal 2014 due to the 2014 Restatements. We anticipate continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) for the foreseeable future. While we anticipate certain of these expenses will continue to be reimbursed, any such reimbursement for future expenses will vary with the circumstances under which such expenses are incurred and their respective amounts.

Interest expense decreased by $0.4 million compared to the first six months of the prior fiscal year. The primary reasons for the decrease were adjusting the swap to fair market value and covenant waiver fees. The net impact of adjusting the interest rate swap to fair value contributed $0.2 million to the decrease in expense in the first six months of the current fiscal year compared to the prior fiscal year. During the first six months of the current year there were no debt covenant waiver fees, but we paid debt covenant waiver fees of $150.0 thousand in the first six months of the prior fiscal year. Our average outstanding debt balances decreased by $3.3 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The decrease due to average debt was partially offset by the increase in interest rate on IEC's debt, excluding the impact of the interest rate swap, of 0.17% during the first six months of fiscal 2016 compared to the first six months of the prior fiscal year. Detailed information regarding our borrowings is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the first six months of fiscal 2016 or fiscal 2015 as we have NOL carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term, IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

As further discussed in Note 2—SCB Divestiture and Discontinued Operations, on July 9, 2015, the Company entered into an asset purchase agreement with DCX-Chol Enterprises, Inc. ("DCX"), whereby DCX purchased substantially all of the assets of SCB and assumed certain obligations and liabilities of SCB for approximately $2.4 million after adjusting for certain deposits and prorations. We have included the results of the sale and the activity related to SCB in discontinued operations in the consolidated income statements for all periods presented. There was no loss on discontinued operations in the the first six months of fiscal 2016. The loss on discontinued operations was $1.4 million in the first six months of fiscal 2015.

Liquidity and Capital Resources

Capital Resources

As of April 1, 2016, there were $0.4 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	April 1, 2016	March 27, 2015
(in thousands)
Cash and cash equivalents, beginning of period	$407	$1,980
Net cash flow from:
Operating activities	6,616	(4,527)
Investing activities	(1,270)	(1,208)
Financing activities	(4,627)	4,547
Net (decrease) increase in cash and cash equivalents	719	(1,188)
Cash and cash equivalents at end of period	$1,126	$792

Operating activities

Cash flows provided by continuing operations, before considering changes in IEC’s working capital accounts, was $5.2 million for the first six months of fiscal 2016.  Cash flow used by operations, before considering changes in working capital, in the first six months of fiscal 2015 was $1.9 million.  Net income from continuing operations of $3.0 million in the first six months of fiscal 2016 was an improvement compared to the net loss from continuing operations of $5.0 million during the first six months of the prior fiscal year, and non-cash expenses were lower in fiscal 2016. Total non-cash expenses were $2.2 million in the first six months of fiscal 2016 compared to $3.1 million in the first six months of fiscal 2015.

Working capital from continuing operations provided cash flows of $1.4 million and used cash flow of $2.0 million in the first six months of fiscal 2016 and 2015, respectively. The change in working capital in fiscal 2016 was primarily due to a decrease in accounts receivable and inventory of $6.6 million and $1.6 million, respectively, offset by a decrease in accounts payable and customer deposits of $6.5 million and $1.0 million, respectively. Accounts receivable decreases were primarily due to timing of revenue and improved cash collections. The decrease in accounts payable was due primarily to timing of purchases and payments. The decrease in inventory during the first six months of fiscal 2016 was due to a focus on reducing raw materials inventory partially offset by higher levels of finished goods required by certain medical customers.

Investing activities

Cash flows used by investing activities for continuing operations were $1.3 million and $1.2 million for the first six months of fiscal 2016 and 2015, respectively.  Cash flows used in the first six months of fiscal 2016 consisted of the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash used in the first six months of fiscal 2015 primarily consisted of the purchases of equipment and capitalized software costs partially offset by $0.7 million of community development block grant proceeds.

Financing activities

Cash flows used in financing activities were $4.6 million for the first six months of fiscal 2016 compared to cash flows provided by financing activities of $4.5 million for the first six months of 2015.  During the first six months of fiscal 2016, net repayments under all credit facilities were $4.4 million, with $2.7 million of net repayments under the revolver and repayments of $1.7 million for term debt. In the first six months of fiscal 2015, net cash flows increased outstanding credit facilities by $5.1 million, due to net borrowings.

Credit Facilities

At April 1, 2016, borrowings outstanding under the revolving credit facility (“Revolver”) under the Fifth Amended and Restated Credit Agreement ("Fifth Amended Credit Agreement") amounted to $9.7 million, and the maximum available was $17.8 million.  Borrowings on the Revolver during the current fiscal year were used to fund the working capital changes discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below ("Quarterly EBITDAS"), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense ("EBITDAS"). The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
Second 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

(1) The Company was subject to the 2013 Agreement during these periods.

As a result of the 2014 Restatements as described in Note 1—Our Business and Summary of Significant Accounting Policies, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP. The Company received a waiver from M&T regarding this event of default.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	April 1, 2016	September 30, 2015	April 1, 2016	September 30, 2015

Quarterly EBITDAS (000s)	Minimum $1,900	Minimum $1,500	$2,909	$2,067
Debt to EBITDAS Ratio	Maximum 3.95x	Maximum 5.75x	2.8x	5.2x
Fixed Charge Coverage Ratio (a)	Minimum 1.00x	Minimum 0.45x	1.6x	0.8x
Maximum Inventory	Maximum $29.0m	Not applicable	$25.9m	Not applicable
Maximum Capital Expenditures	Maximum $3.5m annually	Not applicable	Measured Annually	Not applicable

(a)
At September 30. 2105, the ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid ("Adjusted EBITDA"), to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Fifth Amended Credit Agreement removed the add-back of Prior Restatement related expenses.

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
April 1, 2016
(in thousands)
Net income/(loss)	$1,461
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	827
Interest expense	513
Non-cash stock compensation	108
EBITDAS	$2,909

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
April 1, 2016
(in thousands)
Net income/(loss)	1,461
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	827
Interest expense	513
Non-cash stock compensation	108
Unfinanced capital expenditures	(585)
Income taxes paid	—
Adjusted EBITDA	$2,324

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

EBITDAS and Adjusted EBITDA do not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDAS and Adjusted EBITDA are not necessarily indicative of amounts that may be available for discretionary use.  We present EBITDAS and Adjusted EBITDA because certain covenants in our credit facilities are tied to these measures.  We also view EBITDAS and Adjusted EBITDA as useful measures of operating performance given our large NOL carryforward and because, as supplemental measures: (i) they are a basis upon which we assess our liquidity position and performance and (ii) we believe that investors will find the data useful in assessing our ability to service and/or incur indebtedness.  We believe that EBITDAS and Adjusted EBITDA, when considered with both our GAAP results and the reconciliation to net income, provide a more complete understanding of our business than could be obtained absent this disclosure.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2015.  During the six months ended April 1, 2016 there have been no material changes to these policies.

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

At April 1, 2016, the Company had $26.8 million of debt, comprised of $21.6 million with variable interest rates and $5.3 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The Company is party to a swap transaction that effectively fixes an additional $9.6 million of debt, which increased the portion of debt with effectively fixed interest rates from $5.3 million to $14.8 million at April 1, 2016. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of April 1, 2016 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the Swap Transaction.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the 2013 Credit Agreement and the Swap Transaction.  M&T Bank's credit rating (reaffirmed A- by Fitch in October 2015) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Fifth Credit Agreement and the Swap Transaction.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 1, 2016, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weakness related to user access reviews and reconciliation of accounts receivable discussed in greater detail in our Form 10-K filed with the SEC on December 18, 2015 (the “2015 Form 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2016, the Company’s disclosure controls and procedures were not effective. To address this material weakness, we have implemented certain remedial measures, as described below and in our 2015 Form 10-K.

Changes in internal control over financial reporting

Management identified material weaknesses in our internal control over financial reporting related to user access reviews and reconciliation of accounts receivable, as discussed in greater detail in Item 9A of our 2015 Form 10-K. To address this material weakness, we have implemented certain remedial measures, as described in Item 9A of our 2015 Form 10-K, which description is incorporated by reference herein. Based on this evaluation, we consider the material weakness related to user access reviews and the reconciliation of accounts receivables not to have been fully remediated and still present at April 1, 2016 as management has not yet been able to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.
Except as described above, during the six months ended April 1, 2016, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Final resolution of the SEC investigation with respect to the Company is subject to final approval of the settlement by the Commissioners of the SEC. Accordingly, there can be no assurance that the Company’s efforts to resolve the SEC investigation will be successful or that the settlement terms will be as anticipated. The Company also cannot predict the timing of any settlement or, in the event the proposed settlement is not approved, what the ultimate resolution of the SEC investigation will be with respect to the Company.

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

In connection with the Prior Restatement, W. Barry Gilbert, our former chief executive officer and director, voluntarily returned to the Company certain incentive compensation and the proceeds from certain sales of the Company's common stock. These transfers, which were made during the six months ended April 1, 2016, were in the form of cash of $42 thousand and shares of common stock valued at $60 thousand.

In June 2015, W. Barry Gilbert, our former chief executive officer and director commenced an arbitration proceeding against us in connection with the termination of his employment agreement effective February 6, 2015.  Mr. Gilbert alleged that his termination was not for cause as we have claimed and that we breached the terms of our employment agreement with him by not paying the compensation called for under his employment agreement for a termination without cause.

Effective March 16, 2016, the Company entered into a separation agreement with Mr. Gilbert (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Gilbert received a separation benefit of $500 thousand that was paid on March 16, 2016, and he will receive $200 thousand payable by May 16, 2016, $100 thousand payable on both March 16, 2017 and March 16, 2018, and $75 thousand payable on each of March 16, 2019 and March 16, 2020. The separation benefit is subject to acceleration in the event of certain changes in control of the Company. The Company also released Mr. Gilbert from any and all claims and causes of action directly or indirectly related to Mr. Gilbert’s employment relationship with the Company. In consideration of the foregoing, Mr. Gilbert agreed to release the Company from any and all claims and causes of action arising out of or relating to his previous employment with the Company, as well as certain other covenants set forth in the Separation Agreement.

From time to time, the Company may be involved in other legal action in the ordinary course of its business, but management does not believe that any such other proceedings commenced through the date of the financial statements included in this Form 10-Q, individually or in the aggregate, will have material adverse effect on the Company’s consolidated financial position.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on December 18, 2015.

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

IEC Electronics Corp.
(Registrant)

May 13, 2016	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

May 13, 2016	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended April 1, 2016
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Separation Agreement effective March 16, 2016 by and between the Company and W. Barry Gilbert (incorporated herein by reference from Exhibit 10.1 to the Company Current Report on Form 8-K filed March 18, 2016)

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