Form 10-Q
period 2016-07-01
IEC ELECTRONICS CORP
filed 2016-08-10
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2016
or
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

Common Stock, $0.01 par value – 10,274,403 shares as of August 1, 2016

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2016 and SEPTEMBER 30, 2015
(in thousands, except share and per share data)

	July 1, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$603	$407
Accounts receivable, net of allowance	19,098	24,923
Inventories, net	20,113	25,753
Other current assets	1,340	1,444
Total current assets	41,154	52,527

Fixed assets, net	15,231	15,443
Intangible assets, net	105	134
Goodwill	101	101
Deferred income taxes	3	—
Other long term assets	268	57
Total assets	$56,862	$68,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,665	$2,908
Accounts payable	13,616	18,336
Accrued payroll and related expenses	3,638	2,338
Other accrued expenses	662	1,318
Customer deposits	3,186	5,761
Total current liabilities	23,767	30,661

Long-term debt	18,943	28,323
Other long-term liabilities	583	590
Total liabilities	43,293	59,574

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,329,891 and 11,232,017 shares, respectively
Outstanding: 10,274,403 and 10,196,145 shares, respectively	113	112
Additional paid-in capital	46,175	45,845
Retained earnings/(accumulated deficit)	(31,130)	(35,740)
Treasury stock, at cost: 1,055,488 and 1,035,872 shares, respectively	(1,589)	(1,529)
Total stockholders' equity	13,569	8,688

Total liabilities and stockholders' equity	$56,862	$68,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE and NINE MONTHS ENDED JULY 1, 2016 and JUNE 26, 2015
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Net sales	$32,508	$32,577	$98,590	$93,061
Cost of sales	27,045	27,888	81,573	81,944
Gross profit	$5,463	$4,689	$17,017	$11,117

Selling and administrative expenses	3,463	3,689	11,218	13,255
Restatement and related expenses	12	312	4	953
Operating profit/(loss)	1,988	688	5,795	(3,091)

Interest and financing expense	389	316	1,191	1,516
Income/(loss) from continuing operations before income taxes	1,599	372	4,604	(4,607)

Provision for/(benefit from) income taxes	(6)	(4)	(6)	(4)
Income/(loss) from continuing operations	1,605	376	4,610	(4,603)

Loss on discontinued operations, net	—	(4,392)	—	(5,745)

Net income/(loss)	$1,605	$(4,016)	$4,610	$(10,348)

Basic net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.16	$0.04	$0.45	$(0.46)
Earnings/(loss) from discontinued operations	—	(0.43)	$—	$(0.57)
Net earnings/loss	$0.16	$(0.39)	$0.45	$(1.03)

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.16	$0.04	$0.45	$(0.46)
Earnings/(loss) from discontinued operations	—	(0.43)	—	(0.57)
Net earnings/loss	$0.16	$(0.39)	$0.45	$(1.03)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,211,347	10,199,431	10,210,805	10,049,395
Diluted	10,211,347	10,199,431	10,210,805	10,049,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JULY 1, 2016 and JUNE 26, 2015
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(10,348)	—	(10,348)
Stock-based compensation	—	1,990	—	—	1,990
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options	—	78	—	(75)	3
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, June 26, 2015	$112	$45,765	$(35,902)	$(1,529)	$8,446

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, September 30, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	4,610	—	4,610
Stock-based compensation	—	324	—	—	324
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—
Employee stock plan purchases	—	7	—	—	7
Return of incentive compensation shares	—	—	—	(60)	(60)

Balances, July 1, 2016	$113	$46,175	$(31,130)	$(1,589)	$13,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JULY 1, 2016 and JUNE 26, 2015
(unaudited; in thousands)

	Nine Months Ended
	July 1, 2016	June 26, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,610	$(10,348)
Less: Loss on discontinued operations, net	—	(5,745)
Income/(loss) from continuing operations	4,610	(4,603)
Non-cash adjustments:
Stock-based compensation	324	1,990
Incentive compensation shares returned	(60)	—
Depreciation and amortization	2,432	2,948
(Gain)/loss on sale of fixed assets	1	—
Reserve for doubtful accounts	253	(23)
Provision for excess/obsolete inventory	(34)	378
Deferred tax expense/benefit	(3)	—
Changes in assets and liabilities:
Accounts receivable	5,572	1,346
Inventory	5,674	(5,563)
Other current assets	104	888
Other long term assets	3	130
Accounts payable	(4,720)	(59)
Accrued expenses	644	(959)
Customer deposits	(2,575)	3,293
Other long term liabilities	25	(124)
Net cash flows from operating activities-continuing operations	12,250	(358)
Net cash flows from operating activities-discontinued operations	—	(536)
Net cash flows from operating activities	12,250	(894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,165)	(2,495)
Grant proceeds from outside parties	—	698
Net cash flows from investing activities-continuing operations	(2,165)	(1,797)
Net cash flows from investing activities-discontinued operations	—	(26)
Net cash flows from investing activities	(2,165)	(1,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from revolving line of credit	43,116	49,578
Repayments of revolving line of credit	(50,315)	(45,769)
Borrowings under other loan agreements	—	—
Repayments under other loan agreements	(2,456)	(2,181)
Debt issuance costs	(241)	—
Proceeds from exercise of stock options	—	3
Proceeds from employee stock plan purchases	7	—
Shares withheld for payment of taxes upon vesting of restricted stock	—	(604)
Net cash flows from financing activities-continuing operations	(9,889)	1,027
Net cash flows from financing activities-discontinued operations	—	—
Net cash flows from financing activities	(9,889)	1,027

Net increase/(decrease) in cash and cash equivalents	196	(1,690)
Cash and cash equivalents, beginning of period	407	1,980
Cash and cash equivalents, end of period	$603	$290

Supplemental cash flow information:
Interest paid	$1,188	$1,184
Income taxes paid	3	—

Non-cash transactions:
Fixed assets purchased with extended payment terms	$—	$22
Incentive compensation shares returned	60	—
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

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters end generally on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); and IEC Analysis & Testing Laboratory, LLC (“ATL”), formerly Dynamic Research and Testing Laboratories, LLC. The Celmet unit (“Celmet”) operates as a division of IEC.  As further discussed in Note 2—SCB Divestiture and Discontinued Operations, the operations of our wholly-owned subsidiary, formerly known as Southern California Braiding, Inc. (“SCB”), were divested during the fourth quarter of fiscal 2015.  All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three and nine months ended July 1, 2016 and June 26, 2015 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the first nine months of fiscal 2016 and fiscal 2015.

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

Restatement and Related Expenses

The Company restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form10-K/A and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the “Prior Restatement”).  The Company also restated its consolidated financial statements for the fiscal year ended September 30, 2014, and its interim financial statements for each quarterly period within the year ended September 30, 2014, included in the Company's Annual Report on Form 10-K/A, to correct an error in the valuation allowance on deferred income tax assets as well as an error in estimating excess and obsolete inventory reserves (the “2014 Restatements”). The Prior Restatement and the 2014 Restatements together are referred to as the “Restatements”.

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

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSUs”) and anticipated issuances under the employee stock purchase plan.  Options, restricted stock and RSUs are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended		Nine Months Ended
Shares for EPS Calculation	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Weighted average shares outstanding	10,211,347	10,199,431	10,210,805	10,049,395
Incremental shares	—	—	—	—
Diluted shares	10,211,347	10,199,431	10,210,805	10,049,395

Anti-dilutive shares excluded	940,354	734,605	940,354	734,605

As a result of the incremental shares being negative for the three and nine months ended July 1, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.  As a result of the net loss for three and nine months ended June 26, 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends, as more fully described in Note 8—Credit Facilities.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” was issued in March 2016 and improves implementation guidance on principal versus agent considerations. The effective dates are the same as those for Topic 606.

FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

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

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-hout method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact upon adoption.
FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.
FASB ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.
FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016.  This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted.  The Company does not anticipate a significant impact upon adoption.

NOTE 2—SCB DIVESTITURE AND DISCONTINUED OPERATIONS

As previously disclosed, SCB, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), effective as of July 9, 2015, by and between SCB and DCX-Chol Enterprises, Inc. (“DCX”), whereby DCX purchased the multi-conductor stranded copper cable and harness assemblies manufacturing and servicing business previously operated by SCB. DCX, a provider of engineered high performance interconnect products, purchased substantially all assets and assumed certain obligations and liabilities of SCB for the agreed upon selling price of $2.5 million, adjusted to $2.4 million due to certain deposits and prorations. DCX paid the adjusted purchase price in cash at closing. The Asset Purchase Agreement contains indemnification provisions of each party with respect to breaches of representations, warranties and covenants and certain other specified matters. Prior to this transaction, there were no material relationships between the Company and DCX or between DCX and any officer, director or affiliate of the Company.

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

The pre-tax loss on the sale of SCB for the year ended September 30, 2015 included in Loss on discontinued operations, net in the income statement was calculated as follows:

July 9, 2015
(in thousands)	(unaudited)
Purchase price	$2,405
Net book value of assets sold	(2,630)
Legal fees associated with closing	(114)
Finder's fee	(50)
Sales tax on asset sale	(20)
Other	(24)
Loss on sale of SCB	$(433)

Carrying amounts of major classes of assets and liabilities that were disposed of follows:

July 9, 2015
(in thousands)	(unaudited)
Inventories, net	$1,803
Other current assets	53
Fixed assets, net	916
Intangible assets, net	—
Customer deposits	(142)
Net assets sold	$2,630

SCB's revenue and loss before income taxes follows:

	Three Months Ended	Nine Months Ended
	June 26, 2015	June 26, 2015
(in thousands)
Net sales	$1,867	$5,287
Loss before income taxes	$(4,392)	$(5,745)

The loss on discontinued operations for the three and nine months ended June 26, 2015 was comprised of operating losses; there was no provision or benefit from taxes for these periods.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended July 1, 2016 and June 26, 2015.

	Nine Months Ended
Allowance for Doubtful Accounts	July 1, 2016	June 26, 2015
(in thousands)
Allowance, beginning of period	$423	$525
Provision for doubtful accounts	253	(23)
Write-offs	(298)	(64)
Allowance, end of period	$378	$438

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	July 1, 2016	September 30, 2015
(in thousands)
Raw materials	$12,705	$17,637
Work-in-process	5,855	8,512
Finished goods	3,256	1,341
Total inventories	21,816	27,490
Reserve for excess/obsolete inventory	(1,703)	(1,737)
Inventories, net	$20,113	$25,753

NOTE 5—FIXED ASSETS

A summary of fixed assets and accumulated depreciation at period end follows:

Fixed Assets	July 1, 2016	September 30, 2015
(in thousands)
Land and improvements	$1,601	$1,601
Buildings and improvements	14,199	14,161
Machinery and equipment	26,341	26,061
Furniture and fixtures	7,349	7,291
Construction in progress	2,807	1,028
Total fixed assets, at cost	52,297	50,142
Accumulated depreciation	(37,066)	(34,699)
Fixed assets, net	$15,231	$15,443

Depreciation expense during the three and nine months ended July 1, 2016 and June 26, 2015 follows:

	Three Months Ended		Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
(in thousands)
Depreciation expense	$717	$926	$2,364	$2,910

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	July 1, 2016	September 30, 2015
(in thousands)
Property tax abatement - Albuquerque	360	360
Accumulated amortization	(255)	(226)
Intangible assets, net	$105	$134

Amortization expense during the three and nine months ended July 1, 2016 and June 26, 2015 follows:

	Three Months Ended		Nine Months Ended
Amortization Expense	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
(in thousands)
Intangible amortization expense	$10	$10	$29	$29

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended June,
2017	$39
2018	39
2019	27
2020 and thereafter	—

NOTE 7—GOODWILL

The goodwill balance of $0.1 million resulted from the acquisition of Celmet in fiscal 2010. There has been no impairment for this goodwill since the acquisition date.

NOTE 8—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		July 1, 2016		September 30, 2015
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate (1)	Balance	Rate (1)
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$5,216	4.75%	$12,415	4.50%
Term Loan A	f	2/1/2020	3,878	3.98	4,804	3.98
Term Loan B	v	2/1/2023	9,217	3.71	10,383	3.45
Albuquerque Mortgage Loan	v	2/1/2018	2,244	5.00	2,467	4.75
Celmet Building Term Loan	f	11/7/2018	953	4.72	1,062	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			21,608		31,231
Less: current portion			(2,665)		(2,908)
Long-term debt			$18,943		$28,323

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

Except as described below, the terms, conditions, covenants, guarantees and collateral previously in effect under the 2013 Credit Agreement will continue substantially unchanged under the Fifth Amended Credit Agreement. Before entering into the Fifth Amended Credit Agreement, the Company and M&T Bank were performing under the terms of the Sixth Amendment to the 2013 Credit Agreement entered into on May 8, 2015 (the “Sixth Amendment”).

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

At July 1, 2016 and September 30, 2015, the upper limit on Revolver borrowings was $17.7 million and $20.0 million, respectively. Average available balances on the Revolver amounted to $9.7 million during the nine months ended July 1, 2016.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDAS Ratio, as defined below. Under the Fifth Amended Credit Agreement the applicable marginal interest rate was fixed on December 14, 2015 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B, until the tenth day following the date the Company delivered its quarterly covenant calculation for the first quarter of fiscal 2016.  Subsequent to this date, for the variable rate debt, the interest rate is LIBOR plus the applicable margin interest rate that is based on the Company's Debt to EBITDAS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter. The applicable margins based on the second quarter covenant calculations were as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $44.9 thousand and $38.2 thousand during the nine months ended July 1, 2016 and June 26, 2015, respectively. The fee percentage varies based on the Company's Debt to EBITDAS Ratio.

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

Financial Covenants

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“EBITDAS”). The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

On June 20, 2016, the Company and M&T entered into a First Amendment to Fifth Amended and Restated Credit Facility Agreement (the “First Amendment”), which amended the Fifth Amended Credit Facility. The First Amendment increased the Maximum Capital Expenditures, as defined in the Credit Agreement, covenant from $3.5 million to $4.5 million annually.

Covenant Ratios in effect at July 1, 2016, pursuant to the Fifth Amended Credit Agreement, as amended by the First Amendment, are as follows:

Debt to EBITDAS Ratio:
6/26/15 through and including 9/30/15	< 5.75 to 1.00
10/01/15 through and including 1/01/16	< 5.10 to 1.00
1/02/16 through and including 4/01/16	< 3.95 to 1.00
4/02/16 through and including 7/01/16	< 3.65 to 1.00
7/02/16 through and including 9/30/16	< 3.10 to 1.00
Thereafter	< 3.10 to 1.00

Minimum Quarterly EBITDAS :
Fiscal Quarter ending 9/30/15	$1,500,000
Fiscal Quarter ending 1/01/16	1,785,000
Fiscal Quarter ending 4/01/16	1,900,000
Fiscal Quarter ending 7/01/16	1,800,000
Fiscal Quarter ending 9/30/16	2,190,000
Thereafter	2,190,000

Fixed Charge Coverage Ratio:
6/26/15 through and including 9/30/15	> 0.45 to 1.00
10/01/15 through and including 1/01/16	> 0.75 to 1.00
1/02/16 through and including 4/01/16	> 1.00 to 1.00
4/02/16 through and including 7/01/16	> 1.10 to 1.00
7/2/16 and thereafter	> 1.25 to 1.00

Maximum Inventory:
As of January 1, 2016	$30,000,000
As of April 1, 2016	29,000,000
As of July 1, 2016	28,000,000
As of September 30, 2016	27,000,000
As of December 30, 2016	26,000,000
As of the end of the Fiscal Quarter ending March 31, 2017	25,000,000
As of the end of each Fiscal Quarter thereafter	25,000,000

Maximum Capital Expenditures	$4,500,000

Prior to the Fifth Amended Credit Agreement, pursuant to the Sixth Amendment, M&T Bank agreed to (i) modify the financial covenants related to Quarterly EBITDARS, the Debt to EBITDARS Ratio and the Fixed Coverage Charge Ratio and (ii) waive events of default arising from the Company’s non-compliance with these covenants during the fiscal quarters ended December 26, 2014 and March 27, 2015. Quarterly EBITDARS was the quarterly measurement of earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Debt to EBITDARS Ratio was the ratio of debt to earnings before interest, taxes, depreciation, amortization, rent expense and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compared (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments, sale-leaseback payments and dividends, if any (fixed charges). The Sixth Amendment also amended the definition of EBITDARS under the 2013 Credit Agreement to add back a maximum amount of professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015. EBITDARS as amended and restated meant, for the applicable period, earnings before interest, taxes, depreciation, amortization, plus (i) payments due under the M&T sale-leaseback arrangement, (ii) non-cash stock option expense and (iii) professional services fees and expenses incurred and paid or to be paid prior to September 30, 2015, up to a maximum of (a) for the fiscal quarter ended December 26, 2014, $235,112, (b) for the fiscal quarter ending March 27, 2015, $2,652,659, (c) for the fiscal quarter ending June 26, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter in connection with mortgages, environmental site assessments, title insurance and appraisals and (d) for the fiscal quarter ending September 30, 2015, $200,000 plus costs incurred and paid by the Company during such fiscal quarter, all on a consolidated basis and determined in accordance with GAAP on a consistent basis.

The Sixth Amendment also modified the Quarterly EBITDARS covenant to be equal to or greater than $1.25 million for the fiscal quarter ending June 26, 2015, and $1.5 million for each fiscal quarter thereafter.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
Third 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
Second 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

(1) The Company was subject to the 2013 Credit Agreement during these periods.

As a result of the 2014 Restatements as described in Note 1—Our Business and Summary of Significant Accounting Policies, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP for each of the quarters of fiscal 2014 and the fiscal quarter ending December 26, 2014. The Company received a waiver from M&T regarding this event of default.

Other Borrowings

a)
Albuquerque Industrial Revenue Bond: When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually, and principal is due in its entirety at maturity.

Events of Default

There were no events of default for the nine months ended July 1, 2016.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the Fifth Amended Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June,
2017	$2,665
2018 (1)	9,857
2019	3,315
2020	2,037
2021 and thereafter	3,734
$21,608

(1) Includes Revolver balance of $5.2 million at July 1, 2016.

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 8—Credit Facilities, the applicable margin on Term Loan B was fixed at 3.25% until the tenth day following the date the Company delivered its quarterly covenant calculation for the second quarter of fiscal 2016.  The applicable margin on Term Loan B based on the quarterly covenant calculation for the second quarter of fiscal 2016 was 3.25%. When the swap fixed rate is added to the Term Loan B spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The fair value of the interest rate swap agreement represented a liability of $163.1 thousand and $46.0 thousand at July 1, 2016 and September 30, 2015, respectively, and was estimated based on Level 2 valuation inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized in earnings for the periods ended July 1, 2016 and September 30, 2015 within interest expense.

The fair value of the interest rate swap of $163.1 thousand and $46.0 thousand is recorded in other long-term liability in the Consolidated Balance Sheet at July 1, 2016 and September 30, 2015, respectively.

NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of its Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.  At July 1, 2016, the Swap Transaction was a liability with a fair value of $163.1 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	July 1, 2016		September 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	$3,746	$3,878	$4,412	$4,804
Celmet Building Term Loan	$891	$953	$954	$1,062

The fair value of the remainder of the Company’s debt approximated carrying value at July 1, 2016 and September 30, 2015 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	July 1, 2016	June 26, 2015
(in thousands)
Reserve, beginning of period	$399	$251
Provision	126	287
Warranty costs	(228)	(237)
Reserve, end of period	$297	$301

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

Grant amortization during the three and nine months ended July 1, 2016 and June 26, 2015 follows:

	Three Months Ended		Nine Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
(in thousands)	(unaudited)		(unaudited)
Grant amortization	$56	$41	$123	$123

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

Stock-based compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $0.3 million and $2.0 million for the nine months ended July 1, 2016 and June 26, 2015, respectively. As further discussed in Note 17—Litigation, during the nine months ended July 1, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At July 1, 2016 there were 663,940 shares available to be issued under the 2010 Plan.

On February 2, 2015, the Company announced that its stockholders elected all seven Vintage Opportunity Fund, LP nominated directors to the Company’s Board of Directors. This change in the Company's Board of Directors was deemed a change in control event which triggered automatic vesting for all awards outstanding under the 2010 and 2001 Plans. On the change in control date, 390,882 shares of restricted stock and 119,500 stock options vested, which resulted in stock-based compensation expense of $1.8 million.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended July 1, 2016 and June 26, 2015 are included in the table below.

	Nine Months Ended
Valuation of Options	July 1, 2016	June 26, 2015

Assumptions for Black-Scholes:
Risk-free interest rate	1.10%	1.29%
Expected term in years	4.0	4.5
Volatility	39%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	10,000	517,145
Weighted average fair value per share	$1.40	$1.44
Fair value of options granted (000's)	$14	$745

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	July 1, 2016		June 26, 2015
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	717,645	$4.40	234,000	$4.48
Granted	10,000	4.64	517,145	4.14
Exercised	—	—	(25,932)	1.87
Shares withheld for payment of exercise price upon exercise of stock option	—	—	(16,068)	1.88
Forfeited	—	—	(8,300)	6.04
Expired	(17,250)	5.82	(9,200)	6.06
Outstanding, end of period	710,395	$4.37	691,645	$4.35

For options expected to vest
Number expected to vest	686,417	$4.38	519,399	$4.44
Weighted average remaining term, in years	5.2		5.5
Intrinsic value (000s)		$74		$213

For exercisable options
Number exercisable	265,286	$4.82	20,550	$5.01
Weighted average remaining term, in years	4.2		3.6
Intrinsic value (000s)		$19		$70

For non-exercisable options
Expense not yet recognized (000s)		$553		$660
Weighted average years to be recognized	2.8		3.8

For options exercised
Intrinsic value (000s)		$—		$119

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Nine Months Ended
	July 1, 2016		June 26, 2015
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	546,145	$1.41	112,350	$2.15
Granted	10,000	1.40	517,145	1.44
Vested	(111,036)	1.43	(135,050)	2.08
Forfeited	—	—	(8,300)	2.35
Non-vested, end of period	445,109	$1.41	486,145	$1.42

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	July 1, 2016		June 26, 2015
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	54,960	$4.23	322,873	$4.97
Granted	187,449	4.43	171,155	5.02
Vested	(12,300)	4.23	(316,539)	5.08
Shares withheld for payment of taxes upon vesting of restricted stock	(150)	4.20	(133,329)	4.53
Forfeited	—	—	(1,200)	3.91
Outstanding, end of period	229,959	$4.39	42,960	$4.22

For non-vested shares
Expense not yet recognized (000s)		$988		$180
Weighted average remaining years for vesting		2.4		2.1

For shares vested
Aggregate fair value on vesting dates (000s)		$47		$2,062

Employee Stock Purchase Plan

The Company administers an ESPP that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 Restatements described in Note 1—Our Business and Summary of Significant Accounting Policies. The Compensation Committee of the Company's Board of Directors reinstated the ESPP on December 2, 2015; however, participants were not able to contribute to the ESPP until January 2016.

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $13.8 thousand and $8.0 thousand for the nine months ended July 1, 2016 and June 26, 2015, respectively. Compensation expense recognized under the ESPP was $1.8 thousand and $1.0 thousand for the nine months ended July 1, 2016 and June 26, 2015, respectively.

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

NOTE 14—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Company contributions during the nine months ended July 1, 2016 and June 26, 2015 totaled $195 thousand and $200 thousand, respectively.

NOTE 15—INCOME TAXES

Provision for income taxes during the three and nine months ended July 1, 2016 and June 26, 2015 follows:

	Three Months Ended		Nine Months Ended
Income Tax Provision/Benefit	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
(in thousands)
Provision for/(benefit from) income taxes	$(6)	$(4)	$(6)	$(4)

The Company has recorded a full valuation allowance on all deferred tax assets. Although we have recorded a full valuation allowance for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset taxable income and reduce tax payments. IEC has federal NOLs for income tax purposes of approximately $35.8 million at September 30, 2015, expiring mainly in years 2021 through 2026.

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

NOTE 16—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Aerospace & Defense	43%	32%	39%	37%
Medical	39%	34%	44%	32%
Industrial	16%	32%	15%	28%
Communications & Other	2%	2%	2%	3%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the nine months ended July 1, 2016. Both customers were from the Medical sector and represented 17% of sales each. Three individual customers represented 10% or more of sales for the nine months ended June 26, 2015.  One customer in the Industrial sector represented 19% of sales, while two customers in the Medical sector represented 14% and 12% of sales for the nine months ended June 26, 2015.

Four individual customers represented 10% or more of receivables and accounted for 44% of outstanding balances at July 1, 2016. Three individual customers represented 10% or more of receivables and accounted for 43% of the outstanding balances at June 26, 2015.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

NOTE 17—LITIGATION

On June 28, 2016, the Company consented to the entry of a settled administrative order by the U.S. Securities and Exchange Commission (the “SEC”) alleging violations of the antifraud, periodic and current reporting, internal controls, and books-and-records provisions of the federal securities laws. As part of the settled administrative order, the Company (i) neither admitted nor denied the SEC’s findings, (ii) paid a penalty of $200,000, and (iii) agreed to cease-and-desist from committing or causing any violations or future violations of those provisions.

In addition, the settled administrative order included settled charges and sanctions against two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of SCB that was the subject of the Prior Restatement.

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

Effective March 16, 2016, the Company entered into a separation agreement with Mr. Gilbert (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Gilbert received a separation benefit of $500 thousand that was paid on March 16, 2016 and $200 thousand paid on May 16, 2016, and he will receive $100 thousand payable on both March 16, 2017 and March 16, 2018, and $75 thousand payable on each of March 16, 2019 and March 16, 2020. The expense associated with the separation agreement is included in selling and administrative expenses, a portion of which was recorded in the prior fiscal year. The remaining unpaid amount is included in accrued payroll and related expenses.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

Loss Contingencies

As discussed in Note 17—Litigation, on June 28, 2016, the Company consented to the entry of a settled administrative order by the SEC. The settled administrative order included settled charges and sanctions against two individuals who are no longer associated with the Company. The Company has insurance that covers the Company and certain individuals (including the two former employees discussed above) for certain expenses incurred in connection with the SEC investigation. Through July 1, 2016, the Company has received aggregate reimbursements from its primary carrier of approximately $9.0 million. The Company’s insurance policy contains exclusion provisions that are triggered when “a final, non-appealable adjudication” in an underlying proceeding or action “establishes” certain conduct, including “any deliberately fraudulent act or omission or any willful violation of any statute or regulation.” The Company's resolution of the SEC investigation was on a “no admit or deny” basis and, as such, does not “establish” any conduct as part of any “final, non-appealable adjudication.” Accordingly, the Company has concluded it is not probable that the insurance carrier would (i) seek to recoup the reimbursement of expenses it has made to the Company or (ii) be successful in the event that recoupment were sought.

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

Cautionary Note Regarding Forward-Looking Statements

References in this report to “IEC”, the “Company”, “we”, “our”, or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; intellectual property litigation; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-Q and other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements included in this Form-10-Q are made only as of the date indicated or as of the date of this Form 10-Q. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. In particular, you should consider the Risk Factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. You should read this document and the documents that we incorporate by reference into this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC conducts business directly, as well as through its subsidiaries and divisions, Wire and Cable, Albuquerque, Celmet and ATL described in Note 1—Our Business and Summary of Significant Accounting Policies – Our Business and Consolidation. As discussed further in Note 2—SCB Divestiture and Discontinued Operations, the operations of SCB, the Company's wholly owned subsidiary, were divested during the fourth quarter of fiscal 2015.

We are a provider of electronic contract manufacturing services (“EMS”) to companies in various industries that require advanced technology for mission-critical applications.  We specialize in the custom manufacture of high reliability, complex circuit board and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components. Wire and Cable is also located in Newark, NY. Our Albuquerque operation occupies an important niche in the military and defense markets, supporting its customers by manufacturing complex circuit board and system-level assemblies and managing their legacy products and programs. Celmet, a division of IEC, manufactures metal chassis and assemblies and is located in Rochester, NY.

We believe we excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm.  We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods.  With our customers at the center of everything we do, we believe we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.  While many EMS services are viewed as commodities, we believe we set ourselves apart through an uncommon mix of capabilities including:

•	A technology center located in Newark, NY that combines dedicated prototype manufacturing with an on-site materials analysis lab, enabling the seamless transition from design to production.

•	In-house, custom, functional testing and troubleshooting of complex system-level assemblies in support of end-order fulfillment.

•	A laboratory at our subsidiary, ATL that enables us to assist customers in mitigating the risk of purchasing counterfeit parts.

•	Build-to-print precision sheet metal and complex wire harness assemblies supporting just-in-time delivery of critical end-market, system-level electronics.

•	A Lean/Six Sigma continuous improvement program supported by a team of Six Sigma Blackbelts delivering best-in-class results.

•	Proprietary software-driven Web Portal which provides customers real-time access to their critical, project specific data.
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

Prior Restatement

The Company previously disclosed in its Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q/A, both filed with the SEC on July 3, 2013, that it restated its financial statements for the periods described therein because the Company was incorrectly accounting for work-in-process inventory at one of its subsidiaries, SCB (the “Prior Restatement”).  The Company restated: (i) its previously issued consolidated financial statements for the fiscal year ended September 30, 2012 (“FY 2012”), as included in the Company’s Annual Report on Form 10-K for FY 2012, as well as the unaudited interim consolidated financial statements as of and for the fiscal quarter and year-to-date periods ended December 30, 2011 (“Q1-2012”), March 30, 2012 (“Q2-2012”) and June 29, 2012 (“Q3-2012”) (collectively, the “2012 Restated Periods”) as included in its Quarterly Reports on Form 10-Q for Q-1 2012, Q-2 2012 and Q-3 2012, and (ii) its previously issued financial statements for the quarter ended December 28, 2012 (“Q1-2013”) as included in its Quarterly Report on Form 10-Q for Q1-2013.

2014 Restatements

We restated our previously issued consolidated financial statements for fiscal year ended September 30, 2014 (“FY 2014”) and our unaudited interim financial statements for the fiscal quarters ended March 28, 2014 (“Q2-2014”) and June 27, 2014 (“Q3-2014”) due to an error in the valuation allowance on deferred income tax assets resulting in an understatement of income tax expense and a corresponding overstatement of deferred income tax assets during Q2-2014 of approximately $14.0 million. Income tax expense was overstated and deferred income tax assets were understated by $3.0 thousand and $1.8 million in Q3-2014 and the fiscal quarter ended September 30, 2014 (“Q4-2014”), respectively. In FY 2014, income tax expense was understated and deferred income tax assets were overstated by approximately $12.3 million.

In addition, we restated our previously issued consolidated financial statements for FY 2014, and the unaudited interim financial statements for Q3-2014, Q2-2014 and the fiscal quarter ended December 27, 2013 (“Q1-2014”) due to an error in the estimation of the excess and obsolete inventory reserve at two operating locations, which resulted in an understatement of cost of goods sold and overstatement of inventory. Cost of goods sold was understated by approximately $0.2 million, $0.1 million, $0.1 million and $0.3 million in Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. Inventory was overstated by approximately $0.2 million, $0.4 million, $0.4 million and $0.7 million as of the end of Q1-2014, Q2-2014, Q3-2014 and Q4-2014, respectively. For FY 2014, cost of goods sold was understated and inventory was overstated by approximately $0.7 million. We refer to the restatements related to the deferred tax asset valuation allowance and excess and obsolete inventory reserve as the 2014 Restatements and together with the Prior Restatement, the “Restatements”.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	July 1, 2016	June 26, 2015
(in thousands)
Net sales	$32,508	$32,577

Gross profit	5,463	4,689
Selling and administrative expenses	3,463	3,689
Restatement and related expenses	12	312
Interest and financing expense	389	316
Income/(loss) from continuing operations before income taxes	1,599	372
Provision for/(benefit from) income taxes	(6)	(4)
Income/(loss) from continuing operations	1,605	376
Loss on discontinued operations, net	—	(4,392)
Net income/(loss)	$1,605	$(4,016)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	July 1, 2016	June 26, 2015

Aerospace & Defense	43%	32%
Medical	39%	34%
Industrial	16%	32%
Communications & Other	2%	2%
	100%	100%

Revenue was flat compared to the third quarter of fiscal 2015. Increases in the aerospace & defense market sector and medical market sector of $3.5 million and $1.7 million, respectively were offset by a decrease of $5.2 million in the industrial market sector. Revenue for the communications & other market sector was flat.

Various increases and decreases for our aerospace & defense customers resulted in a net increase of $3.5 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases of $5.3 million were partially offset by $1.9 million in decreases from other customers. Higher demand from several of our customers increased revenue by $3.8 million. New programs from existing customers caused increases of $1.5 million. Lower demand from several of our customers caused decreases of $1.6 million. The loss of a program and the winding down of another program caused an aggregate decrease of $0.3 million.

Revenue for the medical market sector increased $1.7 million primarily due to increases in demand. Higher demand from four of our customers increased revenue by $2.0 million. This includes two customer programs that were in the prototype stage and ramping in fiscal 2015. These increases were partially offset by a decrease in demand from one of our customers of $0.3 million.

The net decrease in the industrial market sector of $5.2 million resulted primarily from lower demand. As anticipated during 2015, one of our customers began sourcing more product from an alternate source in China which decreased revenue by $4.4 million. We expect this customer to continue to source product from China for programs we are currently supporting. A lost customer caused $0.2 million of the decrease. The remaining decrease was due to other customer fluctuations.

Our third quarter gross profit was 16.8% of sales versus 14.4% in the third quarter of the prior fiscal year. Several factors lead to the improvement in gross margin. The main drivers were a reduction in overhead including lower inventory reserve expense and depreciation, as well as improved labor efficiencies. Lower labor costs were the result of the continued focus on lean manufacturing.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $0.2 million, and represented 10.7% of sales in the third quarter of fiscal 2016, compared to 11.3% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower labor costs related to some headcount reductions over the course of the year as well as lower professional fees.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. Restatement and related expenses, net of reimbursement received were $12 thousand in the third quarter of fiscal 2016, which is a decrease of $0.3 million compared to the third quarter of the prior fiscal year. As discussed in Note 17—Litigation we have a settled administrative order with the SEC and therefore do not anticipate significant continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) going forward.

Interest expense increased by $0.1 million compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value in the third quarter of fiscal 2016 was additional expense of $0.1 million compared to a benefit of $0.1 million in the third quarter of the prior fiscal year. This increase was partially offset by a decrease due to lower average outstanding debt, slightly offset by a higher weighted average interest rate. Our average outstanding debt balances decreased by $10.8 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.16% higher during the third quarter of fiscal 2016 compared to the third quarter of the prior fiscal year. Detailed information regarding our borrowings is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the third quarter of fiscal 2016 or fiscal 2015 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term, IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

Discontinued operations is further discussed in Note 2—SCB Divestiture and Discontinued Operations. There was no loss on discontinued operations in the the third quarter of fiscal 2016. The loss on discontinued operations was $4.4 million in the third quarter of fiscal 2015.

Nine Months Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	July 1, 2016	June 26, 2015
(in thousands)
Net sales	$98,590	$93,061

Gross profit	17,017	11,117
Selling and administrative expenses	11,218	13,255
Restatement and related expenses	4	953
Interest and financing expense	1,191	1,516
Income/(loss) from continuing operations before income taxes	4,604	(4,607)
Provision for/(benefit from) income taxes	(6)	(4)
Income/(loss) from continuing operations	4,610	(4,603)
Loss on discontinued operations, net	—	(5,745)
Net income/(loss)	$4,610	$(10,348)

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Nine Months Ended
% of Sales by Sector	July 1, 2016	June 26, 2015

Aerospace & Defense	39%	37%
Medical	44%	32%
Industrial	15%	28%
Communications & Other	2%	3%
	100%	100%

Revenue increased in the first nine months of fiscal 2016 by $5.5 million or 5.9% as compared to the first nine months of the prior fiscal year. Increases in the medical market sector and aerospace & defense market sector of $13.0 million and $4.3 million, respectively, were partially offset by decreases in the industrial market sector and communications & other market sector of $11.3 million and $0.4 million, respectively.

Revenue for the medical market sector increased $13.0 million primarily due to increases in demand. Higher volume from a medical customer that was released from FDA hold at the end of fiscal 2014 caused an increase of $5.7 million. We began shipping production orders late in the fourth quarter of fiscal 2014 and volume continued to increase throughout fiscal 2015. A net increase of $3.7 million was due to higher demand from two of our customers partially offset by decreased demand from another customer. $2.6 million of the increase was due to programs at three of our customers that were in the prototype stage and ramping in fiscal 2015. An additional increase of $0.9 million was due to a new program for an existing customer.

Various increases and decreases for our aerospace & defense customers resulted in a net increase of $4.3 million. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases of over $10 million were partially offset by approximately $6 million in decreases from other customers. Increases were primarily due to higher demand at several existing customers. New programs from existing customers increased revenue by an additional $2.1 million. These increases were offset by decreases at other customers. Lower demand from several of our customers caused decreases of $5.0 million. The loss of a program decreased revenue by $0.9 million.

The net decrease in revenue in the industrial market sector of $11.3 million resulted primarily from decreases in demand of $11.7 million. The majority of the decrease was anticipated during 2015 as one of our customers began sourcing more product from an alternate source in China. We expect this customer to continue to source product from China for programs we are currently supporting. A lost customer decreased revenue by $0.2 million. The decreases were partially offset by increased demand from two other customers of $0.7 million.

Gross profit for the first nine months increased to 17.3% of sales versus 11.9% in the first nine months of the prior fiscal year. Several factors impacted gross margin including improved leverage on fixed manufacturing costs caused by higher production volume, changes in customer mix and improved labor efficiencies. Higher sales and increased production to meet the higher levels of finished goods required by certain customers improved our leverage of fixed costs. Lower labor costs were due to the continued focus on lean manufacturing. Higher costs in the prior year were driven by higher labor costs due to the hiring and training for programs for customers ramping early in fiscal 2015 as well as stock compensation costs of $0.7 million in overhead due to the change in control in the second quarter of fiscal 2015. In addition, various overhead expenses were lower in the first nine months of fiscal 2016 when compared with the same period of fiscal 2015 including excess and obsolete inventory expense, manufacturing supplies, depreciation and consulting.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $2.1 million to $11.2 million, and represented 11.4% of sales in the first nine months of fiscal 2016. For the first nine months of the prior fiscal year, S&A expense was $13.3 million or 14.2% of sales. The decrease in S&A expense was primarily due to $3.3 million in costs in the same prior fiscal year period associated with the prior year proxy contest and resulting change in control. Partially offsetting this decrease was additional severance of $0.5 million, an increase in bad debt expense of $0.2 million, legal and other professional expenses related to debt refinancing in the first quarter of fiscal 2016 and other matters as well as an increase in other labor related costs for the first nine months of fiscal 2016.

Restatement and related expenses represent third party legal and accounting fees directly attributable to the Restatements as well as other matters arising from the Prior Restatement including those more fully described in Note 17—Litigation. During the first nine months of fiscal 2016, restatement and related expenses were almost completely offset by insurance reimbursements. During the first nine months of fiscal 2015, Restatement and related expenses due to the Prior Restatement, net of insurance reimbursement were $0.3 million and an additional $0.6 million of Restatement and related expenses were for the reaudit of fiscal 2014 due to the 2014 Restatements. As discussed in Note 17—Litigation we have reached a settlement with the SEC and therefore do not anticipate significant continued legal expenses due to the Prior Restatement and other matters (including the formal SEC investigation) going forward.

Interest expense decreased by $0.3 million compared to the first nine months of the prior fiscal year. The primary reasons for the decrease were lower weighted average outstanding debt for the first nine months of fiscal 2016 and covenant waiver fees in the prior year. During the first nine months of the current year there were no debt covenant waiver fees, but we paid debt covenant waiver fees of $150.0 thousand in the first nine months of the prior fiscal year. Our average outstanding debt balances decreased by $5.6 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. These decreases were partially offset by the increase in interest rate on IEC's debt, excluding the impact of the interest rate swap, of 0.17% during the first nine months of fiscal 2016 compared to the first nine months of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value in the first nine months of fiscal 2016 was equivalent to the same period of the prior fiscal year.  Detailed information regarding our borrowings is provided in Note 8—Credit Facilities.
There was no material income tax expense or benefit in the first nine months of fiscal 2016 or fiscal 2015 as we have NOL carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term, IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2015, the NOL carryforwards amounted to approximately $35.8 million. The NOL carryforwards expire in varying amounts between 2021 and 2026, unless utilized prior to these dates.

Discontinued operations is further discussed in Note 2—SCB Divestiture and Discontinued Operations. There was no loss on discontinued operations in the the first nine months of fiscal 2016. The loss on discontinued operations was $5.7 million in the first nine months of fiscal 2015.

Liquidity and Capital Resources

Capital Resources

As of July 1, 2016, there were no outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	July 1, 2016	June 26, 2015
(in thousands)
Cash and cash equivalents, beginning of period	$407	$1,980
Net cash flow from:
Operating activities	12,250	(894)
Investing activities	(2,165)	(1,823)
Financing activities	(9,889)	1,027
Net (decrease) increase in cash and cash equivalents	196	(1,690)
Cash and cash equivalents at end of period	$603	$290

Operating activities

Cash flows provided by continuing operations, before considering changes in IEC’s working capital accounts, was $7.5 million for the first nine months of fiscal 2016.  Cash flow used by operations, before considering changes in working capital, in the first nine months of fiscal 2015 was $0.7 million.  Net income from continuing operations of $4.6 million in the first nine months of fiscal 2016 was an improvement compared to the net loss from continuing operations of $4.6 million during the first nine months of the prior fiscal year, and non-cash expenses were lower in fiscal 2016. Total non-cash expenses were $2.9 million in the first nine months of fiscal 2016 compared to $5.2 million in the first nine months of fiscal 2015.

Working capital from continuing operations provided cash flows of $4.7 million and used cash flow of $1.0 million in the first nine months of fiscal 2016 and 2015, respectively. The change in working capital in fiscal 2016 was primarily due to a decrease in accounts receivable and inventory of $5.6 million and $5.7 million, respectively, offset by a decrease in accounts payable and customer deposits of $4.7 million and $2.6 million, respectively. Accounts receivable decreases were primarily due to timing of revenue and improved cash collections. The decrease in accounts payable was due primarily to a reduction of inventory purchases as well as timing of purchases and payments. The decrease in inventory during the first nine months of fiscal 2016 was due to a focus on reducing raw materials and work in process inventory partially offset by higher levels of finished goods required by certain medical customers.

Investing activities

Cash flows used by investing activities for continuing operations were $2.2 million and $1.8 million for the first nine months of fiscal 2016 and 2015, respectively.  Cash flows used in the first nine months of fiscal 2016 consisted of the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash used in the first nine months of fiscal 2015 primarily consisted of the purchases of equipment and capitalized software costs partially offset by $0.7 million of community development block grant proceeds.

Financing activities

Cash flows used in financing activities were $9.9 million for the first nine months of fiscal 2016 compared to cash flows provided by financing activities of $1.0 million for the first nine months of fiscal 2015.  During the first nine months of fiscal 2016, net repayments under all credit facilities were $9.7 million, with $7.2 million of net repayments under the Revolver, as defined below, and repayments of $2.5 million for term debt. In the first nine months of fiscal 2015, net cash flows increased outstanding credit facilities by $1.6 million, due to net borrowings.

Credit Facilities

At July 1, 2016, borrowings outstanding under the revolving credit facility (“Revolver”) under the Fifth Amended and Restated Credit Agreement (“Fifth Amended Credit Agreement”) amounted to $5.2 million, and the maximum available was $17.7 million.  Repayments on the Revolver during the current fiscal year were driven by cash flow from operations discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“EBITDAS”). The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

A summary of financial covenant compliance follows:

	Quarterly EBITDAS	Debt to EBITDAS Ratio	Fixed Charge Coverage Ratio	Maximum Inventory	Maximum Capital Expenditures
Fiscal Quarters
Third 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
Second 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually
First 2016	Compliant	Compliant	Compliant	Compliant	Measured Annually

Fourth 2015	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Third 2015 (1)	Compliant	Compliant	Compliant	Not Applicable	Not Applicable
Second 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable
First 2015 (1)	Waived	Waived	Waived	Not Applicable	Not Applicable

(1) The Company was subject to the 2013 Agreement during these periods.

As a result of the 2014 Restatements as described in Note 1—Our Business and Summary of Significant Accounting Policies, the Company was in default of the Credit Agreement for failure to deliver financial statements prepared in accordance with GAAP, for each of the quarters of fiscal 2014 and the fiscal quarter ending December 26, 2014. The Company received a waiver from M&T regarding this event of default.

The calculation of debt covenants follows:

	Limit at		Calculated Amount At
Debt Covenant	July 1, 2016	September 30, 2015	July 1, 2016	September 30, 2015

Quarterly EBITDAS (000s)	Minimum $1,800	Minimum $1,500	$2,877	$2,067
Debt to EBITDAS Ratio	Maximum 3.65x	Maximum 5.75x	2.0x	5.2x
Fixed Charge Coverage Ratio (a)	Minimum 1.10x	Minimum 0.45x	1.7x	0.8x
Maximum Inventory	Maximum $28.0m	Not applicable	$21.8m	Not applicable
Maximum Capital Expenditures	Maximum $4.5m annually	Not applicable	Measured Annually	Not applicable

(a)
At September 30. 2105, the ratio compares (i) 12-month EBITDA plus non-cash stock compensation expense, plus permitted fiscal 2013 restatement related expenses minus unfinanced capital expenditures minus cash taxes paid (“Adjusted EBITDA”), to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Fifth Amended Credit Agreement removed the add-back of Prior Restatement related expenses.

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
July 1, 2016
(in thousands)
Net income/(loss)	$1,605
Provision for/(benefit from) income taxes	(6)
Depreciation and amortization expense	727
Interest expense	389
Non-cash stock compensation	162
EBITDAS	$2,877

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
July 1, 2016
(in thousands)
Net income/(loss)	1,605
Provision for/(benefit from) income taxes	(6)
Depreciation and amortization expense	727
Interest expense	389
Non-cash stock compensation	162
Unfinanced capital expenditures	(895)
Income taxes paid	—
Adjusted EBITDA	$1,982

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2015.  During the nine months ended July 1, 2016 there have been no material changes to these policies.

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

At July 1, 2016, the Company had $21.6 million of debt, comprised of $16.7 million with variable interest rates and $4.9 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The Company is party to a swap transaction that effectively fixes an additional $9.2 million of debt, which increased the portion of debt with effectively fixed interest rates from $4.9 million to $14.1 million at July 1, 2016. The credit facilities and related swap transaction are more fully described in Note 8—Credit Facilities and Note 9—Derivative Financial Instruments.  The rates effectively fixed by the swap transaction continue to vary due to the variable margin based on financial covenant metrics. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of July 1, 2016 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the Swap Transaction.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the 2013 Credit Agreement and the Swap Transaction.  M&T Bank's credit rating (reaffirmed A by Fitch in October 2015) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Fifth Amended Credit Agreement and the Swap Transaction.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

IEC’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 1, 2016, the end of the period covered by this Form 10-Q.  Based on that evaluation, solely as a result of the material weakness related to user access reviews and reconciliation of accounts receivable discussed in greater detail in our Form 10-K filed with the SEC on December 18, 2015 (the “2015 Form 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2016, the Company’s disclosure controls and procedures were not effective. To address this material weakness, we have implemented certain remedial measures, as described below and in our 2015 Form 10-K.

Changes in internal control over financial reporting

Management identified material weaknesses in our internal control over financial reporting related to user access reviews and reconciliation of accounts receivable, as discussed in greater detail in Item 9A of our 2015 Form 10-K. To address this material weakness, we have implemented certain remedial measures, as described in Item 9A of our 2015 Form 10-K, which description is incorporated by reference herein. Based on this evaluation, we consider the material weakness related to user access reviews and the reconciliation of accounts receivables not to have been fully remediated and still present at July 1, 2016 as management has not yet been able to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.
Except as described above, during the nine months ended July 1, 2016, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

The Company previously restated its consolidated financial statements for the fiscal year ended September 30, 2012, and the interim fiscal quarters and year to date periods within the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K/A, and the fiscal quarter ended December 28, 2012, as reported in the Company’s Quarterly Report on Form 10-Q/A for that fiscal quarter (the “Prior Restatement”). On June 28, 2016, the Company consented to the entry of a settled administrative order by the SEC alleging violations of the antifraud, periodic and current reporting, internal controls, and books-and-records provisions of the federal securities laws. As part of the settled administrative order, the Company (i) neither admitted nor denied the SEC’s findings, (ii) paid a penalty of $200,000, and (iii) agreed to cease-and-desist from committing or causing any violations or future violations of those provisions. In addition, the settled administrative order included settled charges and sanctions against two individuals who are no longer associated with the Company - a former Executive Vice President of the Company and a former Controller of SCB that was the subject of the Prior Restatement.

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

Effective March 16, 2016, the Company entered into a separation agreement with Mr. Gilbert (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Gilbert received a separation benefit of $500 thousand that was paid on March 16, 2016 and $200 thousand paid on May 16, 2016, and he will receive $100 thousand payable on both March 16, 2017 and March 16, 2018, and $75 thousand payable on each of March 16, 2019 and March 16, 2020. The separation benefit is subject to acceleration in the event of certain changes in control of the Company. The Company also released Mr. Gilbert from any and all claims and causes of action directly or indirectly related to Mr. Gilbert’s employment relationship with the Company. In consideration of the foregoing, Mr. Gilbert agreed to release the Company from any and all claims and causes of action arising out of or relating to his previous employment with the Company, as well as certain other covenants set forth in the Separation Agreement.

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

IEC Electronics Corp.
(Registrant)

August 10, 2016	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

August 10, 2016	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended July 1, 2016
INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Bylaws, as amended through May 12, 2016 (incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2016).
10.1
First Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2016)

10.2	Confidential Settlement and Waiver/Release Agreement effective June 23, 2016 by and between the Company and Brett E. Mancini #
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

# filed herewith