Form 10-K
period 2016-09-30
IEC ELECTRONICS CORP
filed 2016-12-16
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2016
or
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
Yes [ ] No [x]

At April 1, 2016, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $39,375,738 (based on the closing price of the registrant’s common stock on the NYSE MKT on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of December 5, 2016, there were 10,277,630 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III Item 10, 11, 12, 13 and 14 of this Form 10-K.

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“Form 10-K”) contains forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; intellectual property litigation; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements included in this Form-10-K are made only as of the date indicated or as of the date of this Form 10-K. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we incorporate by reference into this Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1.	BUSINESS

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Wire and Cable, Inc (“Wire and Cable”), IEC Electronics Corp-Albuquerque (“Albuquerque”) and IEC Analysis & Testing Laboratory, LLC (“ATL”) described in this “Overview.” As discussed further in Note 2—SCB Divestiture and Discontinued Operations, SCB, the Company’s formerly wholly-owned subsidiary was divested during the fourth quarter of the fiscal year ended September 30, 2015 (“fiscal 2015”).

IEC is a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacturing, product configuration, and verification testing of highly engineered complex products that require a sophisticated level of manufacturing to ensure quality and performance.

Within the EMS sector, we have unique capabilities which allow our customers to rely on us to solve their complex challenges, minimize their supply chain risk and deliver full system solutions for their supply chain. These capabilities include, among others:

•
Our engineering services include the design, development, and fabrication of customized stress testing platforms to simulate a product’s end application, such as thermal cycling and vibration, in order to ensure reliable performance and avoid catastrophic failure when the product is placed in service.

•
Our vertical manufacturing model offers customers the ability to simplify their supply chain by utilizing a single supplier for their critical components including complex printed circuit board assembly (“PCBA”), precision metalworking, and interconnect solutions. This service model allows us to control the cost, lead time, and quality of these critical components which are then integrated into full system assemblies and minimizes our customers’ supply chain risk.

•
We provide direct order fulfillment services for our customers by integrating with their configuration management process to obtain their customer orders, customize the product to the specific requirements, functionally test the product and provide verification data, and direct ship to their end customer in order to reduce time, cost, and complexity within our customer's supply chain.

•
We are the only EMS provider with an on-site laboratory that has been approved by the Defense Logistics Agency (“DLA”) for their Qualified Testing Supplier List (“QTSL”) program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis. In addition, this advanced laboratory is utilized for complex design analysis and manufacturing process development to solve challenges and accelerate our customers’ time to market.

IEC is a 100% US manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

•
Newark, New York - Located approximately one hour east of Rochester, NY, our Newark location is our corporate headquarters and is the largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.

•	Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies.

•
Albuquerque, New Mexico - Specializes in the aerospace and defense markets with complex circuit board and system-level assemblies along with a state of the art analysis and testing laboratory which conducts counterfeit component analysis and complex design analysis.

We excel at complex, highly engineered products that require sophisticated manufacturing support where quality and reliability are of paramount importance. With our customers at the center of everything we do, we have created a high-intensity, rapid response culture capable of reacting and adapting to their ever-changing needs.  Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2008 certified and ITAR registered. We are Nadcap accredited and AS9100C certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical market sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. Our Analysis & Testing Laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services test Laboratory, and is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

On November 18, 2016, we completed a sale-leaseback transaction pursuant to which our subsidiary, Albuquerque, sold certain property, including its manufacturing facility located in Albuquerque, New Mexico, to Store Capital Acquisitions, LLC for an aggregate purchase price of approximately $5.8 million including a $120.0 thousand holdback. Proceeds from this transaction were used to pay the mortgage on such property and pay down Term Loan A, as discussed in Note 7—Credit Facilities. As part of the transaction, Albuquerque entered into a lease for the property for an initial term of 15 years that may be renewed twice for five-year terms. The initial base annual rental is approximately $474.0 thousand and is subject to certain annual increases. In addition, we entered into a separate payment and performance guaranty with Store Capital Acquisitions, LLC with respect to the lease. The sale-leaseback transaction is further described in Note 18—Subsequent Events.

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

The Electronics Contract Manufacturing Services Industry

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

OEMs increasingly require EMS providers to provide complete turn-key manufacturing and material handling services rather than working on a consignment basis in which the OEM supplies all materials and the EMS provider supplies labor. Turn-key contracts involve design, manufacturing and engineering support, the procurement of all materials, sophisticated in-circuit and functional testing, and distribution.

IEC’s Strategy

IEC is focused on providing services for life-saving and mission critical products in the medical, industrial, aerospace and defense sectors that require a sophisticated level of manufacturing support. We offer our customers a full range of manufacturing services, combined with advanced scientific technical support to ensure their products perform for the critical applications they are intended for. The ability to solve their technical challenges, meet their stringent quality requirements, and integrate seamlessly within their supply chain, is the value add that IEC brings.

We often engage with our customers in the early stages of product or program design, work with customers to evaluate the manufacturability and testability of their products, with the objective of enhancing quality and reducing the overall cost of ownership for our customers. Due to the highly regulated environment for many of our customers, they are seeking a long term partnership throughout the life-cycle of their product.

We are a certified small business with advanced technical capabilities. This allows us to focus on our customer’s needs and deliver solutions in a responsive manner to accelerate their time to market.

Competition

The EMS industry is highly fragmented and characterized by intense competition. We believe that the principal competitive factors in the EMS market include: technology capabilities, quality and range of services, past performance, design, cost, responsiveness and flexibility. We specialize in the custom manufacture of life-saving and mission critical products that require complex circuit boards and system-level assemblies; a wide array of cable and wire harness assemblies capable of withstanding extreme environments; and precision metal components.

We are certified to serve the military and commercial aerospace sector as well as the medical sector and we hold various accreditations. We believe we excel where quality and reliability are of paramount importance and when low-to-medium volume, high-mix production is the norm. We utilize state-of-the-art, automated circuit board assembly equipment together with a full complement of high-reliability manufacturing stress testing methods. Our customer-centric approach offers a high degree of flexibility while simultaneously complying with rigorous quality and on-time delivery standards.

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

For the year ended September 30, 2016 (“fiscal 2016”), IEC obtained 22% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics, Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Marketing and Sales

Revenue in fiscal 2016 was flat compared to fiscal 2015. Although revenue was flat, our medical and aerospace and defense sectors grew, but were offset by a decline from our industrial customers. We utilize a direct sales force as well as a nationwide network of manufacturer’s representatives. Through this hybrid sales approach, we execute a focused sales strategy targeting those customers whose product profiles are aligned with our core areas of expertise. For example, we focus on customers that are developing complex, advanced technology products for a wide array of market sectors ranging from satellite communications to medical, military and ruggedized industrial products.

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

To reduce risk, the Company seeks a balanced distribution of business across industry sectors. As indicated in the table that follows, this can fluctuate based on end customer demands.

	Years Ended
% of Sales by Sector	September 30, 2016	September 30, 2015

Aerospace and Defense	40%	38%
Medical	42%	34%
Industrial	16%	26%
Other	2%	2%
	100%	100%

Individual customers representing 10% or more of sales in fiscal 2016 included Zoll Lifecor Corporation (“Zoll”) (15%), and Baxter Corporation (15%), both of which are in the medical sector, and in fiscal 2015, General Electric Company (“GE”) (17%) in the industrial sector, Zoll (14%), and Baxter (14%) in the medical sector.

Three customers represented 10% or more of receivables at September 30, 2016. One customer each in the medical, military, and industrial sectors together accounted for 40% of outstanding balances at September 30, 2016. Three customers represented 10% or more of receivables at September 30, 2015. One customer in the industrial sector and two customers in the medical sector together accounted for 44% of outstanding balances at September 30, 2015.

Backlog

Our backlog at the end of fiscal 2016 was $54.1 million, which is 40.9% lower than $91.6 million at the end of fiscal 2015. Just over half the decline is related to the two major customers who slowed down ordering due to reductions in their end market demand. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $46.3 million of our backlog at September 30, 2016 is expected to be shipped within the fiscal year ending September 30, 2017 (“fiscal 2017”), with the remainder expected to ship in future years. This compares to $91.2 million that was expected to be shipped within 12 months from year-end as of September 30, 2015, with the remainder at such time that was expected to be shipped greater than 12 months from the prior year-end.

Governmental Regulation

Our operations are subject to certain United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to environmental protection, waste management, and employee health and safety matters. We believe that our business is operated in substantial compliance with all applicable laws and governmental regulations. While current costs of compliance, including compliance with environmental laws, are not material, our expenses could increase if new laws, regulations or requirements were to be introduced. Some of our medical and other customers are highly regulated. Any failure to comply by them, related to products we produce for them, can delay or disrupt their orders from us.

Employees

Employees are our single greatest resource. IEC’s total employees numbered 634, all of which are full time employees, at September 30, 2016. The Company decreased by 164 employees during fiscal 2016, mainly driven by improved operational performance and customer mix, as well as lower fourth quarter volume versus 2015. Some of our full-time employees are temporary employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced any work stoppages. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Patents and Trademarks

We hold two patents related to counterfeit detection. We employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

Item 1A.	RISK FACTORS

We depend on a relatively small number of customers, the loss of one or more of whom may negatively affect our operating results.

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2016 and 2015, our five largest customers accounted for 53% and 61% of net sales, respectively. During fiscal 2016, sales to one of our larger customers, GE, declined significantly. In addition, we expect a significant reduction in sales to two other large customers during fiscal 2017. The percentage of our sales to our major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

Our annual and quarterly operating results may fluctuate significantly depending on various factors, many of which are beyond our control. These factors may include, but are not necessarily limited to:

•	adverse changes in general economic conditions;

•	natural disasters that may impede our operations, the operation of our customers’ business, or availability of manufacturing inputs from our suppliers;

•	the level and timing of customer orders and the accuracy of customer forecasts;

•	the capacity utilization of our manufacturing facilities and associated fixed costs;

•	price competition;

•	market acceptance of our customers’ products;

•	business conditions in our customers’ end markets;

•	our level of experience in manufacturing a particular product;

•	changes in the mix of sales to our customers;

•	variations in efficiencies achieved in managing inventories and property, plant and equipment;

•	fluctuations in cost and availability of materials;

•	timing of expenditures in anticipation of future orders;

•	changes in cost and availability of labor and components;

•	our effectiveness in managing the high reliability manufacturing process required by our customers; and

•	failure or external breach of our information technology systems.

The EMS industry is affected by the United States and global economies, both of which are influenced by world events. An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts or delaying orders. The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results. Recent periods in which EMS sales were adversely affected include Department of Defense spending reductions resulting from sequestration and a partial government shut-down during 2013.

We are subject to ongoing obligations in connection with the SEC settlement and our failure to comply with those obligations could adversely affect our business and the liquidity of our common stock.

On June 8, 2016, we consented to the entry of a settled administrative order by the SEC (the “Administrative Order”). Pursuant to the Administrative Order, we (i) neither admitted nor denied the SEC’s findings, (ii) agreed to pay a penalty of $200,000, and (iii) agreed to cease-and-desist from committing or causing any violations or future violations of certain provisions of the Securities Exchange Act of 1934, as amended, and certain rules thereunder.

We do not expect the Administrative Order to have any direct material impact on our business and operations. However, we cannot be certain that our business will not suffer indirect consequences in dealing with third parties as a result of the publicity and the facts surrounding the settlement, including potential customers concerned about its implications. The SEC settlement could also make it more difficult to attract and retain qualified individuals to serve on our board of directors or as executive officers. Further, if we are found to be in violation of the Administrative Order, we may be subject to additional enforcement actions or lawsuits that could lead to added penalties and consequences. The costs of such actions and of defending lawsuits could be significant and exceed the amount of our available insurance coverage. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies or legal proceedings involving us or our affiliates could have a negative impact on our reputation and on the morale and performance of employees, as well as on business retention and sales, which could adversely affect our business and results of operations.

As a result of the settlement with the SEC, we cannot invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995.

As a result of the Administrative Order, we have forfeited the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Without the statutory safe harbor, it may be more difficult for us to defend against any claims based on forward-looking statements.

In the past, our internal control over financial reporting and procedures related thereto have been deficient. Although we have taken remedial measures, our previous deficiencies could have a material adverse effect on our business and on our investors’ confidence in our reported financial information, and there is no guarantee that our internal control over financial reporting and procedures will not fail in the future.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. In the past, we have experienced material weaknesses with our internal controls and procedures. The remedial measures we have taken may not be sufficient to regain the confidence of investors or any loss of reputation, which could in turn affect our finances and operations. We have been and may be required in the future to expend substantial funds and resources in order to rectify deficiencies in our internal controls. Our disclosure controls and internal control over financial reporting may not prevent all errors or all instances of fraud. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The benefits of a control system also must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events. There can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected. If there is a failure in any of our internal controls and procedures, we could face investigation or enforcement actions by the SEC and other governmental and regulatory bodies, litigation, loss of reputation and investor confidence, the inability to acquire capital, and other material adverse effects on our finances and business operations.

We participate in the electronics industry, which historically produces technologically advanced products with short life cycles.

Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors may include, but may not be limited to:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	increased competition among our customers and their competitors, including downward pressure on pricing;

•	the potential that our customers’ products may become obsolete, or the failure of our customers’ products to gain anticipated commercial acceptance; and

•	periods of significantly decreased demand in our customers’ markets.

Since a significant portion of our business is defense-related, reductions or delays in U.S. defense spending may materially adversely affect our revenues.

During fiscal years 2016 and 2015, our sales to customers serving the military and aerospace industries approximated 40% and 38% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

While we believe that our customers’ programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs. An impasse in federal budget decision-making could lead to substantial delays or reductions in federal spending. For example, as a result of the inability of the U.S. Government to reach agreement on budget reduction measures required by the Budget Control Act of 2011, sequestration triggered very substantial automatic spending reductions beginning in January 2013, divided between defense and domestic spending over a nine-year period. As a result, U.S. Government funding for certain of our customers has been and could continue to be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so this could have a material adverse effect on our business, results of operations and cash flows.

We are subject to extensive regulation and audit by the Defense Contract Audit Agency.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for U.S. Government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the U.S. Department of Defense. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on our financial results.

Our business could be negatively impacted by economic slowdowns in the medical sector.

The medical sector represented approximately 42% of our sales during fiscal 2016 with two of our largest customers, Zoll and Baxter, each representing approximately 15% of those sales. Medical device industries are intensely competitive and heavily regulated. Medical businesses must operate within an evolving regulatory and risk environment, with ongoing pricing and cost pressures, and adoption of new business models driven by scientific and technological advances. Any significant change in production rates or any restructuring by customers in this sector would likely have a material effect on our results of operations. There is no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the medical sector could have a negative impact on our business and financial results.

Our results of operations and financial condition may be materially adversely affected by global economic and financial market conditions.

Current global economic and financial market conditions, including the slow recovery from the global economic recession or the onset of another recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers and suppliers. Economic and financial market conditions that adversely affect our customers may cause them to terminate or delay existing purchase orders or to reduce the volume of products they purchase from us in the future. We may be owed significant balances from customers that operate in cyclical industries and under leveraged conditions that could impair their ability to pay amounts owed to us on a timely basis. Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.

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

The agreements and instruments governing our secured bank credit facility with M&T Bank (the “Credit Facility”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of minimum earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDAS”), limits on the ratio of debt to EBITDAS, and maintenance of a fixed charge coverage ratio, maximum inventory levels and maximum capital expenditures (collectively, “Financial Covenants”). The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to:

•	incur debt;

•	incur or maintain liens;

•	make acquisitions of businesses or entities;

•	make investments, loans or advances;

•	enter into guarantee agreements;

•	engage in mergers, consolidations or certain sales of assets;

•	engage in transactions with affiliates;

•	pay dividends or engage in stock redemptions or repurchases; and

•	make capital expenditures.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

To the extent we are required to seek additional waivers and/or amendments, we may continue to experience increased borrowing costs. If the Company is not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults with respect to other obligations, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control. Although we are always seeking new opportunities, we may not be able to replace any deferred, reduced or cancelled orders. Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels. Such cancellations, reductions or delays have occurred and may occur again. The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products in their end markets;

•	actions taken by our customers to manage their inventory;

•	product design changes by our customers; or

•	changes in our customers’ manufacturing strategy.

Due in part to these factors, most of our customers do not commit to firm, long-term production schedules. Therefore, we make significant judgments based on our estimates of customer requirements, including:

•	deciding on the levels of business that we will seek;

•	production schedules;

•	component procurement commitments;

•	equipment requirements;

•	personnel needs; and

•	other resource requirements.

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

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire and retain qualified engineering and technical personnel;

•	maintain and enhance our technological leadership; and

•	develop and market manufacturing services that meet changing customer needs.

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

A failure or prolonged interruption in our information technology systems, some of which are aging, or difficulties encountered in upgrading our systems or implementing new systems, that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition. We are implementing a new enterprise resource planning system (“ERP”) to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be further impacted.

Cybersecurity breaches or system failures may interrupt or delay our ability to provide services to our customers, expose our business and our customers to harm and otherwise adversely affect our operations.

System disruptions and failures may interrupt or delay our ability to provide services to our customers and otherwise adversely affect our operations. The secure transmission of confidential information over the internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence. Security breaches, computer viruses, cyberattacks, hacking and other acts of vandalism could result in a compromise or breach of the technology that we use to protect our transaction data and other information that we must keep secure. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in our facing significant losses, reputational damage and legal liabilities.

Competition and consolidation in the electronic industry could negatively affect our business.

Consolidation could result in an increasing number of very large electronics companies offering products similar to ours in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business. We may need to increase our efficiencies to compete and may incur additional restructuring charges.

Failure to obtain and retain security clearances could impact sales and materially impact our results of operations.

Certain of our U.S. government contracts require our employees to maintain various levels of security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively bid on expiring contracts.

We may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption.

We recently engaged in a sale leaseback transaction with respect to property located in Albuquerque, New Mexico, that includes the manufacturing facility for our wholly-owned subsidiary, IEC Electronics Corp - Albuquerque. The lease has an initial term of 15 years, provides for renewal options and is subject to annual rental adjustments. We may be unable to offset these cost increases. In addition, continued economic conditions may continue to negatively impact and create greater pressure in the commercial real estate market that could lead to landlord default or foreclosure of the property. While we maintain certain rights in connection with the lease, there can be no guarantee that such rights will be upheld and our continued right of occupancy in such instances could be jeopardized. Such an occurrence could have a material adverse effect on our financial results. Additionally, if we choose to move any of our operations, those operations will be subject to additional relocation costs and associated risks of business interruption.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	AO,M,W,D	47,000	Owned	N/A
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Owned(1)	N/A

Our properties are generally in good condition and are suitable for their intended purpose.

(1) As disclosed in Note 18—Subsequent Events, we completed a sale-leaseback transaction for this property on November 18, 2016.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have a material adverse effect on our consolidated financial position.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at September 30, 2016 were as follows:

	Age
Jeffrey T. Schlarbaum	50	President and Chief Executive Officer
Michael T. Williams	49	Vice President of Finance and Chief Financial Officer
Jens Hauvn	49	Senior Vice President, Operations

Jeffrey T. Schlarbaum, age 50, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Mr. Schlarbaum holds a B.B.A. from National University and an M.B.A. from Pepperdine University.

Michael T. Williams, age 49, has served as our Vice President, Finance since February 2014 and was appointed as Chief Financial Officer in June 2014. From October 2013 until February 2014, Mr. Williams served as a consultant with JC Jones & Associates, LLC, a business and financial consulting firm, where he provided advice regarding regulatory compliance. Previously, he was employed by Bausch & Lomb Incorporated from 1995 through October 2013, and most recently served as Vice President Finance & Controller for its $1.3 billion Global Vision Care Business. From February 2008 to September 2012, he served as Controller, Global Surgical Business, Bausch & Lomb’s $500 million global medical device business. Prior to that time, he served in various capacities at Bausch & Lomb, including Executive Commercial Director for the U.S. Refractive Business, Director of Finance, U.S. Surgical Business, Controller, U.S. Vision Care Business and Controller, European Logistics Center. Mr. Williams holds a B.B.A. in Accounting from St. Bonaventure University and an M.B.A. from the Simon School of Business at the University of Rochester and is a certified public accountant.

Jens Hauvn, age 49, has served as our Senior Vice President, Operations since September 2015. From October 2014, when he joined us, until September 2015, Mr. Hauvn served as Vice President of Quality and Operational Excellence. Previously, Mr. Hauvn served as Vice President, Corporate Quality at Ducommun Incorporated, a global provider of manufacturing and engineering services, from June 2011 to July 2014. In this position, Mr. Hauvn was responsible for quality functions across 19 facilities that provide manufacturing and engineering solutions for complex applications in the aerospace, defense, medical, industrial and commercial markets. From June 1992 to June 2011, Mr. Hauvn served in management positions with several of Ducommun Incorporated’s predecessor companies, which were purchased in a series of acquisitions. Mr. Hauvn holds a B.S. in Electrical Engineering from the University of Wisconsin Milwaukee.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NYSE MKT LLC (“NYSE MKT”) under the symbol “IEC”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE MKT.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2016	$4.30	$5.27
Third 2016	4.15	4.94
Second 2016	3.05	4.64
First 2016	2.78	3.87

Fourth 2015	$3.62	$4.61
Third 2015	3.31	4.69
Second 2015	3.59	5.37
First 2015	4.23	5.58

The closing price of our common stock on the NYSE MKT on December 5, 2016, was $3.47 per share.

(b) Holders

As of December 5, 2016, there were approximately 179 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

We do not pay dividends on our common stock, as it is our current policy to retain earnings for use in the business. Furthermore, certain covenants in our credit agreement with M&T Bank prohibit us from paying cash dividends. We do not expect to pay cash dividends on shares of our common stock in the foreseeable future.

(d) Recent sales of Unregistered Securities

None.

(e) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2016. Furthermore, certain covenants in our credit agreement with M&T Bank prohibit us from repurchasing IEC securities.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2016	2015	2014	2013	2012
(amounts in thousands, except per share data)		(a)	(a)	(a)
Net sales	$127,010	$126,999	$120,837	$124,800	$130,361
Gross profit	20,287	16,295	13,689	16,668	24,689
Operating profit/(loss)	6,248	(1,660)	40	3,135	13,150
Income/(loss) from continuing operations before income taxes	4,856	(3,770)	(1,772)	1,923	13,484
Provision for/(benefit from) income taxes	70	1	12,876	706	4,774
Income/(loss) from continuing operations	4,786	(3,771)	(14,648)	1,217	8,710
Loss on discontinued operations, net	—	(6,415)	(423)	(10,747)	(2,016)
Net income/(loss)	$4,786	$(10,186)	$(15,071)	$(9,530)	$6,694

Gross margin as a % of sales	16.0%	12.8%	11.3%	13.4%	18.9%
Operating profit as % of sales	4.9%	(1.3)%	—%	2.5%	10.1%

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.47	$(0.37)	$(1.49)	$0.12	$0.87
Earnings/(loss) from discontinued operations	—	(0.64)	(0.04)	(1.09)	(0.20)
Net earnings/loss	$0.47	$(1.01)	$(1.53)	$(0.97)	$0.67

Working capital	$19,772	$21,866	$24,046	$31,592	$19,320
Total assets	50,626	68,262	72,996	88,935	87,898
Long-term debt (excluding current portion)	16,961	28,323	28,479	34,026	21,104
Stockholders’ equity	13,864	8,688	17,405	31,994	40,796
(a)	Fiscal years 2015, 2014 and 2013 were impacted by Restatement and Related Expenses as discussed in Note 1-Our Business and Summary of Significant Accounting Policies.

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

Full Year Ended September 30, 2016 and 2015

A summary of selected income statement amounts for the years ended follows:

	Years Ended
Income Statement Data	September 30, 2016	September 30, 2015
(in thousands)
Net sales	$127,010	$126,999

Gross profit	20,287	16,295
Selling and administrative expenses	14,026	16,630
Restatement and related expenses, net	13	1,325
Interest and financing expense	1,392	2,110
Income/(loss) from continuing operations before income taxes	4,856	(3,770)
Provision for/(benefit from) income taxes	70	1
Income/(loss) from continuing operations	4,786	(3,771)
Loss on discontinued operations, net	—	(6,415)
Net income/(loss)	$4,786	$(10,186)

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2016	September 30, 2015

Aerospace and Defense	40%	38%
Medical	42%	34%
Industrial	16%	26%
Other	2%	2%
	100%	100%

Revenue was flat as compared to the prior fiscal year. An increase in sales in the medical market sector of $9.3 million and of $3.5 million in the aerospace and defense sector, was offset by decreases in the industrial market sector of $12.3 million. As previously discussed, we anticipate there will be a significant decline in sales in fiscal 2017 from two customers based on a decline in their end market demand.
The net increase in sales in the medical market sector was primarily due to higher demand of $5.4 million from our existing medical customer base. Programs for relatively new customers that have now ramped up caused increases of $3.9 million.
Various increases and decreases for our aerospace and defense customers resulted in a net increase in revenue of $3.5 million during fiscal 2016. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases in revenues from existing customers of $7.4 million were more than offset by increases in revenues from other customers of $8.6 million. Increases in revenues of $3.0 million for new programs from existing customers was partially offset by decreases in revenues of $1.6 million due to lost programs or customers. We had an increase in revenues of $0.1 million for a recently added customer.
The net decrease in revenue for the industrial market sector was $12.3 million. As anticipated during fiscal 2015, one of our customers began sourcing more product from an alternate source in China which decreased revenue by $12.0 million. We expect this customer to maintain the mix of sourcing product from China for programs we are currently supporting. Various other fluctuations in demand from existing customers netted to a decrease in revenue of $0.3 million year over year.
Gross profit increased $4.0 million from 12.8% of sales in fiscal 2015 to 16.0% of sales for fiscal 2016. The Company’s overhead contributed 44% of the improvement while labor and material favorability drove the rest. Customer mix and our continued focus on labor efficiencies drove the material and labor improvements. Overhead favorability was driven by operational improvements and cost containment. Also, fiscal 2015 had the additional $0.7 million in stock-based compensation attributed to the change in control resulting from the proxy contest.

Selling and administrative (“S&A”) expense is presented excluding Restatement and related expenses discussed below. S&A expense decreased $2.6 million and represented 11.0% of sales in fiscal 2016, compared to 13.1% of sales in the prior fiscal year. The decrease in S&A expenses was primarily due to expenses in 2015 related to the proxy contest and resulting change in control. These costs totaled $3.5 million and included stock based compensation of $1.0 million, legal and other expenses incurred by the Company and Vintage Opportunity Fund, LP related to the 2015 proxy contest of $1.6 million and severance costs of $0.9 million. In fiscal 2016, the Company incurred additional severance costs of $0.7 million partially offsetting the favorable year over year decrease.
Restatement and related expenses represent third party legal and accounting fees directly attributable to the prior restatements including those more fully described in Note 1—Our Business and Summary of Significant Accounting Policies. Certain of these expenses were reimbursed as a result of directors and officers liability insurance claims. Restatement and related expenses are presented net of these reimbursements. Restatement and related expenses, net were $13.4 thousand in fiscal 2016 and $1.3 million in fiscal 2015, which includes fees for the reaudit of fiscal 2014 due to the 2014 restatement. These expenses, net of reimbursement, have dropped significantly and we anticipate these to end or be immaterial in fiscal 2017.
Interest expense decreased by $0.7 million in fiscal 2016 compared to the prior fiscal year. IEC’s average outstanding debt balances decreased to $25.4 million in fiscal 2016 from $32.7 million in the prior fiscal year. Average borrowings were lower in fiscal 2016 due to improved operating performance coupled with a significant improvement in working capital. The weighted average interest rate on IEC’s debt for fiscal 2016, excluding the impact of the interest rate swap, was 0.09% higher than the prior fiscal year. The net impact of adjusting the swap to fair value also increased interest expense by $0.2 million in fiscal 2016 compared to the prior fiscal year. The interest rate swap was terminated in the fourth quarter of fiscal 2016 for $91.8 thousand. Cash paid for interest was approximately $1.4 million and $1.6 million for fiscal 2016 and fiscal 2015, respectively. Detailed information regarding our borrowings, including the Fifth Amended and Restated Credit Facility Agreement, is provided in Note 7—Credit Facilities.
There was no material income tax expense or benefit in fiscal 2016 because we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets. A full valuation allowance was booked on all deferred tax assets beginning in the second quarter of the fiscal year ended September 30, 2014 (“fiscal 2014”).
With respect to tax payments, in the near term IEC expects to be sheltered by sizable NOL carryforwards for federal income tax purposes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million expiring mainly in years 2022 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.
As further discussed in Note 2—SCB Divestiture and Discontinued Operations, we have included the results of the sale and the activity related to SCB in discontinued operations in the consolidated income statements for all periods presented. The loss on discontinued operations, net was $6.4 million in fiscal 2015. The loss in fiscal 2015 includes impairment charges of $4.1 million as well as the loss on sale of SCB of $0.4 million.
Liquidity and Capital Resources (Full Years Ended September 30, 2016 and 2015)

Capital Resources

As of September 30, 2016 there were no outstanding capital expenditure commitments for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2016	September 30, 2015
(in thousands)
Cash, beginning of period	$407	$1,980
Net cash flow from:
Operating activities	15,273	(1,149)
Investing activities	(3,239)	300
Financing activities	(11,596)	(724)
Net (decrease) increase in cash	438	(1,573)
Cash, end of period	$845	$407

Operating activities

Cash flows provided by continuing operations, before considering changes in working capital, were $8.3 million in fiscal 2016 and $2.2 million in fiscal 2015.  The net income from continuing operations of $4.8 million in fiscal 2016 was an improvement compared to the net loss of $3.8 million during fiscal 2015, however non-cash expenses were lower in fiscal 2016. Total non-cash expenses were $3.5 million in fiscal 2016 compared to $6.0 million in fiscal 2015. The non-cash expenses in fiscal 2016 consisted primarily of stock based compensation of $0.4 million and depreciation and amortization of $3.2 million. Stock based compensation was $1.6 million lower in fiscal 2016 than fiscal 2015 as a result of the accelerated vesting of all outstanding equity awards in connection with the change in control from the proxy contest, the remaining decrease was driven by lower depreciation.

Working capital from continuing operations provided cash flows of $7.0 million in fiscal 2016 compared to used cash flows of $2.4 million in fiscal 2015.  The change in working capital in fiscal 2016 was primarily due to a decrease in inventory of $10.5 million and a decrease in accounts receivable of $7.7 million partially offset by a decrease in accounts payable of $7.5 million and customer deposits of $4.0 million. The decrease in inventory during fiscal 2016 was due to a significantly improved process in our supply chain to focus on inventory turns as well as reductions in customer requirements (which also led to a decrease in customer deposits). Accounts payable reduction in fiscal 2016 was due to the inventory reduction as well as the timing of payments. Accounts receivable decreases were primarily due to a drop in revenue in the fourth quarter of fiscal 2016 revenue year over year and improved cash collections.

Investing activities

Cash flows used by investing activities for continuing operations were $3.2 million for fiscal 2016 and $2.0 million for fiscal 2015.  Cash used by investing activities for fiscal 2016 consisted of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash used by investing activities in fiscal 2015 primarily consisted of purchases of equipment and capitalized software costs partially offset by $0.7 million of community development block grant proceeds.

Financing activities

Cash flows used in financing activities were $11.6 million and $0.7 million for fiscal 2016 and fiscal 2015, respectively.  During fiscal 2016, net repayments under all credit facilities were $11.4 million, with $8.5 million of net repayments under the Revolver (defined below) and net repayments of other term debt of $2.9 million. In fiscal 2016, repayments of the Revolver were possible due to increased cash flow provided by operations. During fiscal 2015, net repayments under all credit facilities were $0.2 million, with net borrowing of the Revolver of $5.0 million and repayments of other term debt of $5.1 million.

Credit Facilities

At September 30, 2016, borrowings outstanding under the revolving credit facility (“Revolver”) under the Fifth Amended and Restated Credit Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 (“Fifth Amended Credit Agreement”) amounted to $4.0 million, and the maximum available was $16.4 million.  Repayments on the Revolver during fiscal 2016 were driven by cash flow from operations discussed above.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“EBITDAS”). The Fixed Charge Coverage Ratio compares (i) 12 month EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). “EBITDA” means, for the applicable period, net income plus interest expense, tax expense, depreciation and amortization of intangible assets, all on a consolidated basis and determined in accordance with generally accepted accounting principles in the Unites States of America (“GAAP”). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

The Company was in compliance with all debt covenants at September 30, 2016.

Certain covenants were further amended on November 28, 2016, when we entered into the Second Amendment to the Fifth Amended Credit Agreement (see Note 18—Subsequent Events).

The calculation of financial covenants as of the dates indicated follows:

	Limit at		Calculated Amount At
Debt Covenant	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Quarterly EBITDAS (000s)	Minimum $1,080	Minimum $1,500	$1,269	$2,067
Debt to EBITDAS Ratio	Maximum 3.1x	Maximum 5.75x	2.0x	5.2x
Fixed Charge Coverage Ratio	Minimum 1.25x	Minimum 0.45x	1.5x	0.8x
Maximum Inventory	Maximum $27.0m	Not applicable	$21.2m	Not applicable
Maximum Capital Expenditures	Maximum $4.5m annually	Not applicable	$3.3m	Not applicable

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
September 30, 2016
(in thousands)
Net income/(loss)	$176
Provision for/(benefit from) income taxes	76
Depreciation and amortization expense	697
Interest expense	201
Non-cash stock compensation	119
EBITDAS	$1,269

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
September 30, 2016
(in thousands)
Net income/(loss)	$176
Provision for/(benefit from) income taxes	76
Depreciation and amortization expense	697
Interest expense	201
Non-cash stock compensation	119
Unfinanced capital expenditures	(1,074)
Adjusted EBITDA	$195

We present EBITDAS and Adjusted EBITDA because certain covenants in our credit facilities are tied to these measures. EBITDAS and Adjusted EBITDA are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as substitutes or alternatives for the GAAP measure of net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. EBITDAS and Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

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

Income taxes: FASB ASC 740 (Income Taxes) describes the manner in which income taxes are to be provided for in the Company’s financial statements. We are required to recognize (i) the amount of taxes payable or refundable for the current period and (ii) deferred tax assets and liabilities for the future tax consequences of events that have been reported in IEC’s financial statements or tax returns. With respect to uncertain positions that may be taken on a tax return, we recognize related tax benefits only if it is more likely than not that the position will be sustained under examination based on the technical merits of the position. We evaluate whether, based on all available evidence, our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized. The determination of income tax balances for financial statement purposes requires significant judgment and actual outcomes may vary from the amounts recorded.

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in Note 1—Our Business and Summary of Significant Accounting Policies.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time uses derivative financial instruments to manage the impact of this risk.  The Company uses derivatives only for the purpose of managing risk associated with underlying exposure.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate, nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance.  Management believes its use of derivative instruments to manage risk is in the Company’s best interest.  However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased volatility.

At September 30, 2016, the Company had $19.9 million of debt, comprised of $15.1 million with variable interest rates and $4.7 million with fixed interest rates. Interest rates on variable loans are based on London Interbank Offered Rate (“LIBOR”).  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2016, indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million. The rates and sensitivity analysis noted above exclude the impact of the swap transaction.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Fifth Amended Credit Agreement described above.  M&T Bank’s credit rating (reaffirmed A by Fitch in October 2016) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Fifth Amended Credit Agreement.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IEC Electronics Corp.
Newark, New York

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. as of September 30, 2016 and 2015, and the related consolidated income statements, statements of changes in stockholders' equity, and statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

New York, New York
December 16, 2016

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 and 2015
(in thousands, except share and per share data)

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$845	$407
Accounts receivable, net of allowance	17,140	24,923
Inventories, net	15,384	25,753
Assets held for sale	4,611	—
Other current assets	1,214	1,444
Total current assets	39,194	52,527

Property, plant and equipment, net	10,994	15,443
Intangible assets, net	95	134
Goodwill	101	101
Other long term assets	242	57

Total assets	$50,626	$68,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,908	$2,908
Accounts payable	10,864	18,336
Accrued payroll and related expenses	3,365	2,338
Other accrued expenses	529	1,318
Customer deposits	1,756	5,761
Total current liabilities	19,422	30,661

Long-term debt	16,961	28,323
Other long-term liabilities	379	590
Total liabilities	36,762	59,574

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,330,151 and 11,232,017 shares, respectively
Outstanding: 10,274,663 and 10,196,145 shares, respectively	113	112
Additional paid-in capital	46,294	45,845
Retained earnings/(accumulated deficit)	(30,954)	(35,740)
Treasury stock, at cost: 1,055,488 and 1,035,872 shares, respectively	(1,589)	(1,529)
Total stockholders’ equity	13,864	8,688

Total liabilities and stockholders’ equity	$50,626	$68,262

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED SEPTEMBER 30, 2016 and 2015
(in thousands, except share and per share data)

	Years Ended
	September 30, 2016	September 30, 2015

Net sales	$127,010	$126,999
Cost of sales	106,723	110,704
Gross profit	20,287	16,295

Selling and administrative expenses	14,026	16,630
Restatement and related expenses, net	13	1,325
Operating profit/(loss)	6,248	(1,660)

Interest and financing expense	1,392	2,110
Income/(loss) from continuing operations before income taxes	4,856	(3,770)

Provision for/(benefit from) income taxes	70	1
Income/(loss) from continuing operations	4,786	(3,771)

Loss on discontinued operations, net	—	(6,415)

Net income/(loss)	$4,786	$(10,186)

Basic net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.47	$(0.37)
Earnings/(loss) from discontinued operations	—	(0.64)
Net earnings/loss	$0.47	$(1.01)

Diluted net income/(loss) per common and common equivalent share:
Earnings/(loss) from continuing operations	$0.47	$(0.37)
Earnings/(loss) from discontinued operations	—	(0.64)
Net earnings/loss	$0.47	$(1.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	10,211,210	10,089,306
Diluted	10,211,210	10,089,306

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2016 and 2015
(in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2014	$111	$44,302	$(25,554)	$(1,454)	$17,405

Net loss	—	—	(10,186)	—	(10,186)
Stock-based compensation	—	2,037	—	—	2,037
Restricted (non-vested) stock grants, net of forfeitures	2	(2)	—	—	—
Exercise of stock options	—	111	—	(75)	36
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	(603)	—	—	(604)

Balances, September 30, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	4,786	—	4,786
Stock-based compensation	—	443	—	—	443
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Exercise of stock options	—	2	—	—	2
Return of incentive compensation shares	—	—	—	(60)	(60)
Shares withheld for payment of taxes upon vesting of restricted stock	—	(2)	—	—	(2)
Employee stock plan purchases	—	7	—	—	7

Balances, September 30, 2016	$113	$46,294	$(30,954)	$(1,589)	$13,864

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016 and 2015
(in thousands)

	Years Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$4,786	$(10,186)
Less: Loss on discontinued operations, net	—	(6,415)
Income/(loss) from continuing operations	4,786	(3,771)
Non-cash adjustments:
Stock-based compensation	443	2,037
Incentive compensation shares returned	(60)	—
Depreciation and amortization	3,154	3,859
(Gain)/loss on sale of property, plant and equipment	1	12
Provision for doubtful accounts	96	(38)
Provision for excess/obsolete inventory	(112)	87
Changes in assets and liabilities:
Accounts receivable	7,687	(2,538)
Inventory	10,481	(5,360)
Other current assets	230	1,343
Other long term assets	17	231
Accounts payable	(7,472)	604
Accrued expenses	238	(763)
Customer deposits	(4,005)	4,208
Other long term liabilities	(211)	(118)
Net cash flows from operating activities-continuing operations	15,273	(207)
Net cash flows from operating activities-discontinued operations	—	(942)
Net cash flows from operating activities	15,273	(1,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,256)	(2,734)
Grant proceeds from outside parties	—	698
Proceeds from disposal of property, plant and equipment	17	—
Net cash flows from investing activities-continuing operations	(3,239)	(2,036)
Net cash flows from investing activities-discontinued operations	—	2,336
Net cash flows from investing activities	(3,239)	300

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	56,084	66,888
Repayments of revolving line of credit	(64,538)	(61,904)
Repayments under other loan agreements	(2,908)	(5,140)
Debt issuance costs	(241)	—
Proceeds from exercise of stock options	2	36
Proceeds from employee stock plan purchases	7	—
Shares withheld for payment of taxes upon vesting of restricted stock	(2)	(604)
Net cash flows from financing activities-continuing operations	(11,596)	(724)

Net cash flows from financing activities-discontinued operations	—	—
Net cash flows from financing activities	(11,596)	(724)

Net cash flows for the period	438	(1,573)
Cash, beginning of period	407	1,980
Cash, end of period	$845	$407

Supplemental cash flow information:
Interest paid	$1,356	$1,567
Income taxes paid	3	3

Non-cash transactions:
Incentive compensation shares returned	60	—

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 and 2015

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, ISO 13485, Nadcap and IPC QML.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th, and the first three quarters end generally on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); and IEC Analysis & Testing Laboratory, LLC (“ATL”), formerly Dynamic Research and Testing Laboratories, LLC. The Rochester unit, formerly Celmet, operates as a division of IEC. As further discussed in Note 2—SCB Divestiture and Discontinued Operations, the operations of our wholly-owned subsidiary, formerly known as Southern California Braiding, Inc. (“SCB”), were divested during the fourth quarter of the fiscal year ended September 30, 2015 (“fiscal 2015”). All significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation, including presentation of results of discontinued operations. There was no impact on net income or accumulated deficit as a result of the reclassification.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY.

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

PP&E Lives	Estimated Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7
Software	3 to 7

Intangible Assets

Intangible assets (other than goodwill) are those that lack physical substance and are not financial assets.  Such assets held by IEC were acquired in connection with business combinations or represent economic benefits associated with a property tax abatement.  Values assigned to individual intangible assets are amortized using the straight-line method over their estimated useful lives.

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for PP&E in fiscal 2016.

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

IEC’s remaining goodwill as of September 30, 2016 of $0.1 million relates to the acquisition of the Rochester division in July 2010. There has been no impairment for this goodwill since the acquisition date.

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

Grants from Outside Parties

Grants from outside parties are recorded as other long-term liabilities and are amortized over the same period during which the associated property, plant and equipment are depreciated. The Company received grants for certain facility improvements and equipment from state and local agencies in which the Company operates.  These grants reimbursed the Company for a portion of the actual cost or provided in kind services in support of capital projects.

The Company received a total of $0.7 million of grants in fiscal 2015. There were no deferred grants recorded during fiscal 2016. The outstanding grant balance was $0.3 million and $0.4 million at September 30, 2016 and 2015, respectively.

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

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2016 and fiscal 2015.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for the purchase of Company common stock at a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. During fiscal 2015 and the first quarter of fiscal 2016, the ESPP was suspended in connection with the 2014 Restatements described below. The ESPP was reinstated as of the beginning of the second quarter of fiscal 2016.

Restatement and Related Expenses

Restatement and related expenses represent third-party expenses arising from prior restatements. These expenses include legal and accounting fees incurred by the Company from external counsel and independent accountants directly attributable to the prior restatements. The Company receives reimbursement for certain of these expenses which may result in a benefit in a given period.

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

Any interest incurred is reported as interest expense. Any penalties incurred is reported as tax expense.   The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2014.  The Company is currently under federal income tax audit for fiscal 2013 and does not expect the audit to have a material impact on the financial statements.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSUs”) and anticipated issuance under the ESPP.  Options, restricted stock and RSUs are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Years Ended
Shares for EPS Calculation	September 30, 2016	September 30, 2015

Weighted average shares outstanding	10,211,210	10,089,306
Incremental shares	—	—
Diluted shares	10,211,210	10,089,306

Anti-dilutive shares excluded	988,554	772,605

As a result of the net loss for the year ended September 30, 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

As a result of the incremental shares being negative for the years ended September 30, 2016 and September 30, 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends as more fully described in Note 7—Credit Facilities.

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

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact on the Company's financial statements upon early adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact on the financial statements upon adoption.

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact on the financial statements upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact on the financial statements upon adoption.
FASB ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact on the financial statements upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact on the financial statements upon adoption.
FASB ASU 2016-02, “Leases" was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact the ASU will have on the financial statements.

FASB ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact on the financial statements upon adoption.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” was issued in June 2016.  This ASU amends the Board’s guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption will be permitted.  The Company does not anticipate a significant impact on the financial statements upon adoption.

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

The pre-tax loss on the sale of SCB for the year ended September 30, 2015 included in Loss on discontinued operations, net in the income statement is calculated as follows:

July 9, 2015
(in thousands)	(unaudited)
Purchase price	$2,405
Net book value of assets sold	(2,630)
Legal fees associated with closing	(114)
Finder’s fee	(50)
Sales tax on asset sale	(20)
Other	(24)
Loss on sale of SCB	$(433)

Carrying amounts of major classes of assets and liabilities that were disposed of follows:

July 9, 2015
(in thousands)	(unaudited)
Inventories, net	1,803
Other current assets	53
Property, plant and equipment, net	916
Intangible assets, net	—
Customer deposits	(142)
Net assets sold	2,630

SCB’s revenue and loss before income taxes follows:

Year Ended
September 30, 2015
(in thousands)
Net sales	5,407
Loss before income taxes	(5,979)

The loss on discontinued operations for the twelve months ended September 30, 2015 was comprised of operating losses; there was no provision or benefit from taxes for these periods.

Note 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the years ended September 30, 2016 and 2015 follows:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2016	September 30, 2015
(in thousands)
Allowance, beginning of period	$423	$525
Provision for doubtful accounts	96	(38)
Write-offs	(293)	(64)
Allowance, end of period	$226	$423

Note 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2016	September 30, 2015
(in thousands)
Raw materials	$9,138	$17,637
Work-in-process	5,932	8,512
Finished goods	1,939	1,341
Total inventories	17,009	27,490
Reserve for excess/obsolete inventory	(1,625)	(1,737)
Inventories, net	$15,384	$25,753

Note 5—PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	September 30, 2016	September 30, 2015
(in thousands)
Land and improvements	$788	$1,601
Buildings and improvements	8,910	14,161
Leasehold improvements	—	—
Machinery and equipment	26,905	26,061
Furniture and fixtures	7,489	7,291
Construction in progress	3,079	1,028
Total property, plant and equipment, at cost	47,171	50,142
Accumulated depreciation	(36,177)	(34,699)
Property, plant and equipment, net	$10,994	$15,443

Depreciation expense during the years ended September 30, 2016 and 2015 follows:

	Years Ended
	September 30, 2016	September 30, 2015
(in thousands)
Depreciation expense	$3,050	$3,809

Note 6—INTANGIBLE ASSETS

IEC’s intangible assets (other than goodwill) were acquired in connection with the purchase of Albuquerque in the fiscal year ended September 30, 2010.

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

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	September 30, 2016	September 30, 2015
(in thousands)
Property tax abatement - Albuquerque	$360	$360
Accumulated amortization	(265)	(226)
Intangible assets, net	$95	$134

Amortization expense during the years ended September 30, 2016 and 2015 follows:

	Years Ended
Amortization Expense	September 30, 2016	September 30, 2015
(in thousands)
Intangible amortization expense	$39	$39

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended September 30,
2017	$39
2018	39
2019	18
2020	—
2021 and thereafter	—

Note 7—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		September 30, 2016		September 30, 2015
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate	Balance	Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$3,961	3.28%	$12,415	4.50%
Term Loan A (1)	f	1/1/2020	3,693	3.98	4,804	3.98
Term Loan B	v	2/1/2023	8,983	3.03	10,383	3.45
Albuquerque Mortgage Loan (1)	v	2/1/2018	2,200	3.55	2,467	4.75
Celmet Building Term Loan	f	11/7/2018	932	4.72	1,062	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond	f	3/1/2019	100	5.63	100	5.63

Total debt			19,869		31,231
Less: current portion			(2,908)		(2,908)
Long-term debt			$16,961		$28,323
(1) The Albuquerque Mortgage Loan was repaid in connection with the sale-leaseback transaction described in Note 18—Subsequent Events. The proceeds from the transaction were used to repay the Albuquerque Mortgage Loan and pay down Term Loan A.

M&T Bank Credit Facilities

On December 14, 2015, the Company and M&T Bank entered into the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 (“Fifth Amended Credit Agreement”), which amends and restates in its entirety the Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013, as amended (the “2013 Credit Agreement”). Borrowings under the Fifth Amended Credit Agreement are secured by, among other things, the assets of IEC and its subsidiaries. The Fifth Amended Credit Agreement prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

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

As further described in Note 18—Subsequent Events, on November 28, 2016, the Company and M&T Bank entered into the Second Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended Credit Agreement.

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

At September 30, 2016, the upper limit on Revolver borrowings was $16.4 million. Average Revolver balances amounted to $8.3 million and $11.2 million during the years ended September 30, 2016 and September 30, 2015, respectively.
Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDAS Ratio, as defined below. Under the Fifth Amended Credit Agreement the applicable marginal interest rate was fixed on December 14, 2015 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B, until the tenth day following the date the Company delivered its quarterly covenant calculation for the first quarter of fiscal 2016.  Subsequent to this date, for the variable rate debt, the interest rate is LIBOR plus the applicable margin interest rate that is based on the Company's Debt to EBITDAS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter. The applicable margins based on the third quarter covenant calculations were as follows: 2.75% for the Revolver, 3.00% for the Albuquerque Mortgage Loan and 2.50% for the Term Loan B.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.500% of the excess of $20.0 million over average borrowings under the Revolver. Fees incurred amounted to $57.7 thousand and $47.5 thousand during the years ended September 30, 2016 and September 30, 2015, respectively. The fee percentage varies based on the Company’s Debt to EBITDAS Ratio, as defined below.
Interest Rate Swap

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into an interest rate swap arrangement (the “Swap Transaction”). The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023. The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on the loan’s outstanding principal. Pursuant to the Swap Transaction, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%. When the swap fixed rate is added to the Term Loan B spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%. The Swap Transaction was terminated on September 21, 2016.

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

Covenant Ratios in effect at September 30, 2016, pursuant to the Fifth Amended Credit Agreement are as follows:

Debt to EBITDAS Ratio:
7/2/16 through and including 9/30/16	< 3.10 to 1.00

Minimum Quarterly EBITDAS :
Fiscal Quarter ending 9/30/16	$1,080,000

Fixed Charge Coverage Ratio:
7/2/16 and thereafter	> 1.25 to 1.00

Maximum Inventory:
As of September 30, 2016	$27,000,000

Maximum Annual Capital Expenditures	$4,500,000

Other Borrowings

When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually and principal is due in its entirety at maturity.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at September 30, 2016 for the next five years taking into consideration the 2013 Credit Agreement follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended September 30,
2017	$2,908
2018 (1)	8,535
2019 (2)	3,283
2020	1,759
2021 and thereafter	3,384
$19,869

(1) Includes Revolver balance of 4.0 million at September 30, 2016 and Albuquerque Mortgage Loan balloon payment of $1.8 million as of such date. The Albuquerque Mortgage Loan was repaid in connection with the sale-leaseback transaction described in Note 18—Subsequent Events .
(2) Includes Celmet Building Term Loan balloon payment of $0.7 million.

Note 8—DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Risk Management

In connection with the 2013 Credit Agreement, on January 18, 2013, the Company and M&T Bank entered into the Swap Transaction.  The Swap Transaction is for a notional amount of $14.0 million with an effective date of February 1, 2013 and a termination date of February 1, 2023.  The Swap Transaction is designed to reduce the variability of future interest payments with respect to Term Loan B by effectively fixing the annual interest rate payable on outstanding principal of Term Loan B.  Pursuant to the interest rate swap, the Company’s one month LIBOR rate is swapped for a fixed rate of 1.32%.  As more fully described in Note 7—Credit Facilities, the applicable margin on Term Loan B is fixed at 3.25% until March 27, 2015.  When the swap fixed rate is added to the Term Loan B Spread of 3.25%, the Company’s interest rate applicable to Term Loan B is effectively fixed at 4.57%.

The Swap Transaction was terminated on September 21, 2016, and therefore had no value at September 30, 2016. The fair value of the interest rate swap agreement represented a liability of $46.0 thousand at September 30, 2015, and was estimated based on Level 2 valuation inputs.  The Company did not designate the swap as a cash flow hedge at inception and therefore, the gains or losses from the changes in fair value of the derivative instrument are recognized within interest expense for the periods ended September 30, 2016 and 2015.

Note 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Fair Value

The Company’s Swap Transaction is recorded on the balance sheet as either an asset or a liability measured at fair value.  The Company estimates the fair value of the Swap Transaction based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.  The Swap Transaction was terminated on September 21, 2016. At September 30, 2015, the Swap Transaction was a liability of $46.0 thousand.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	September 30, 2016		September 30, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	$3,489	$3,693	$4,412	$4,804
Celmet Building Term Loan	864	932	954	1,062

The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2016 and September 30, 2015 as it is variable rate debt.

Note 10—WARRANTY RESERVES

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2016	September 30, 2015
(in thousands)
Reserve, beginning of period	$399	$251
Provision	54	436
Warranty costs	(273)	(288)
Reserve, end of period	$180	$399

Note 11—STOCK-BASED COMPENSATION

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

Stock compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $0.4 million and $2.0 million for the years ended September 30, 2016 and 2015, respectively.  During the year ended September 30, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At September 30, 2016, there were 502,582 shares available to be issued under the 2010 Plan.

On February 2, 2015, the Company announced that its stockholders elected all seven Vintage Opportunity Fund, LP-nominated directors to the Company’s Board of Directors. This change in the Company’s Board of Directors was deemed a change in control event which triggered automatic vesting for all awards outstanding under the 2010 and 2001 Plans. On the change in control date, 390,882 shares of restricted stock and 119,500 stock options vested, which resulted in stock-based compensation expense of $1.8 million.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and employee stock purchase plan is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically 4 years.  The contractual term of options granted under the plan is generally 7 years.  The volatility rate is based on the historical volatility of IEC's common stock.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2016 and 2015 follows:

	Years Ended
Valuation of Options	September 30, 2016	September 30, 2015

Assumptions for Black-Scholes:
Risk-free interest rate	1.00%	1.29%
Expected term in years	4.0	4.4
Volatility	39%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	60,000	577,145
Weighted average fair value per share	$1.62	$1.44
Fair value of options granted (000s)	$97	$831

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2016		September 30, 2015
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	717,645	$4.40	234,000	$4.48
Granted	60,000	5.15	577,145	4.15
Exercised	(600)	4.08	(43,932)	1.86
Shares withheld for payment of taxes upon exercise of stock option	—	—	(16,068)	1.88
Forfeited	(17,250)	$5.82	(8,300)	6.04
Expired	—	—	(25,200)	5.02
Outstanding, end of period	759,795	$4.43	717,645	$4.40

For options expected to vest
Number expected to vest	735,561	$4.43	536,334	$4.51
Weighted average remaining term, in years	5.0		5.6
Intrinsic value (000s)		$388		$—

For exercisable options
Number exercisable	270,686	$4.81	171,500	$5.39
Weighted average remaining term, in years	3.8		3.6
Intrinsic value (000s)		$108		$—

For non-exercisable options
Expense not yet recognized (000s)		$585		$710
Weighted average years to be recognized	2.6		3.5

For options exercised
Intrinsic value (000s)		$1		$159

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Years Ended
	September 30, 2016		September 30, 2015
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	546,145	$1.41	112,350	$2.15
Granted	60,000	1.62	577,145	1.44
Vested	(117,036)	1.43	(135,050)	2.08
Forfeited	—	—	(8,300)	2.35
Non-vested, end of period	489,109	$1.43	546,145	$1.41

Restricted (Non-vested) Stock

Holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other common stockholder.  The fair value of a share of restricted stock is its market value on the date of grant and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2016		September 30, 2015
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	54,960	$4.23	322,873	$4.97
Granted	187,449	4.43	183,155	4.97
Vested	(13,310)	4.23	(316,539)	5.08
Shares withheld for payment of taxes upon vesting of restricted stock	(340)	4.23	(133,329)	4.53
Forfeited	—	—	(1,200)	3.91
Outstanding, end of period	228,759	$4.40	54,960	$4.23

For non-vested shares
Expense not yet recognized (000s)		$762		$208
Weighted average remaining years for vesting		2.2		2.2

For shares vested
Aggregate fair value on vesting dates (000s)		$53		$2,062

Employee Stock Purchase Plan

The Company administers an ESPP that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the restatements described in Note 1—Our Business and Summary of Significant Accounting Policies. The Compensation Committee of the Company's Board of Directors reinstated the ESPP on December 2, 2015, however, participants were not able to contribute to the ESPP until January 2016.

Employees currently receive a 10% discount on stock purchases under the ESPP. Employee contributions to the plan, net of withdrawals, were $20.1 thousand and $8.0 thousand for the year ended September 30, 2016 and 2015, respectively. Compensation expense recognized under the ESPP was $2.6 thousand and $1.0 thousand for the year ended September 30, 2016 and 2015, respectively.

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

Note 12—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Contributions totaled $258 thousand and $263 thousand during the year ended September 30, 2016 and 2015, respectively.

Note 13—INCOME TAXES

Provision for/(benefit from) income taxes for continuing operations during the years ended September 30, 2016 and 2015 follows:

	Years Ended
Income Tax Provision	September 30, 2016	September 30, 2015
(in thousands)
Current tax:
State	$4	$1
Federal	66	—

Deferred tax:
State	—	—
Federal	—	—
Provision for/(benefit from) income taxes	$70	$1

Differences between the federal statutory rate and IEC’s effective tax rates for 2016 and 2015 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2016	September 30, 2015

Federal statutory rate	34.0%	(34.0)%

Increase/(decrease) in valuation allowance/Usage of NOL	(36.5)%	28.0%
Decrease in state deferred tax rate	1.2%	5.0%
State income taxes, net of federal benefit	0.1%	—%
Decrease/(increase) in tax credits	1.4%	—%
Other	1.3%	1%

Income tax provision/(benefit) as percent of pretax income	1.5%	—%

The following table displays deferred tax assets by category:

	Years Ended
(in thousands)	September 30, 2016	September 30, 2015

Deferred tax assets:
Net operating loss carryforward	$10,973	$12,174
Alternative minimum tax credit carryforward	1,010	943
Depreciation and fixed assets	999	1,133
Amortization and impairment of intangibles	14	—
New York State investment tax & other credits	1,186	1,186
Inventories	602	640
Other	599	764
Total before allowance	15,383	16,840
Valuation allowance	(15,383)	(16,840)
Deferred tax assets, net	—	—

Net deferred income taxes (current and deferred)	$—	$—

IEC has federal net operating loss carryforwards (“NOLs”) for income tax purposes of approximately $31.7 million at September 30, 2016, expiring mainly in years 2022 through 2025 and 2034 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufactures in New York state to 0% beginning in fiscal 2015 for IEC. At September 30, 2016, the Company has $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2030.  The credits cannot be utilized unless the New York state tax rate is no longer 0%.

Note 14—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2016	September 30, 2015

Aerospace and Defense	40%	38%
Medical	42%	34%
Industrial	16%	26%
Other	2%	2%
	100%	100%

Two individual customers represented 10% or more of sales for the year ended September 30, 2016. Both customers in the Medical market sector totaled 30%; each representing 15%. In the prior fiscal year, one customer in the Industrial sector represented 17% of sales while two customers in the Medical sector represented 14% of sales each.

Three individual customers represented 10% or more of receivables and accounted for 40% of outstanding balances at September 30, 2016. At September 30, 2015, three individual customers represented 10% or more of receivables and accounted for 44% of such outstanding balances.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

Note 15—LITIGATION

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings commenced through the date of the financial statements included in this Form 10-K, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

Note 16—COMMITMENTS AND CONTINGENCIES

Loss Contingencies

On June 28, 2016, the Company consented to the entry of a settled administrative order by the SEC. The settled administrative order included settled charges and sanctions against two individuals who are no longer associated with the Company. The Company has insurance that covers the Company and certain individuals (including the two former employees discussed above) for certain expenses incurred in connection with the SEC investigation. Through September 30, 2016, the Company has received aggregate reimbursements from its primary carrier of approximately $9.2 million. The Company’s insurance policy contains exclusion provisions that are triggered when “a final, non-appealable adjudication” in an underlying proceeding or action “establishes” certain conduct, including “any deliberately fraudulent act or omission or any willful violation of any statute or regulation.” The Company's resolution of the SEC investigation was on a “no admit or deny” basis and, as such, does not “establish” any conduct as part of any “final, non-appealable adjudication.” Accordingly, the Company has concluded it is not probable that the insurance carrier would (i) seek to recoup the reimbursement of expenses it has made to the Company or (ii) be successful in the event that recoupment were sought.

Leases
A summary of minimum lease obligations through the remainder of the lease terms follows:

Future Rental Obligations	Contractual Lease Payments
(in thousands)
Twelve months ended September 30,
2017	$11
2018	4
2019	3

Rent expense during the years ended September 30, 2016 and 2015 follows:

	Years Ended
Rent Expense	September 30, 2016	September 30, 2015
(in thousands)
Rent expense	$52	$71

In November 2016, Albuquerque entered into a lease with respect to property in Albuquerque, New Mexico, the terms of which are described generally in Note 18—Subsequent Events.

Note 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financia1 information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Note that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2016	$28,420	$3,270	$176	$0.02	$0.02
Third 2016	32,508	5,463	1,605	0.16	0.16
Second 2016	33,148	5,736	1,461	0.14	0.14
First 2016	32,933	5,817	1,543	0.15	0.15

Fourth 2015	$33,938	$5,178	$161	$0.02	$0.02
Third 2015	32,577	4,689	(4,017)	(0.39)	(0.39)
Second 2015	31,655	2,973	(5,536)	(0.55)	(0.55)
First 2015	28,829	3,455	(795)	(0.08)	(0.08)

Note 18—SUBSEQUENT EVENTS

Albuquerque Sale-Leaseback

On November 18, 2016, the company entered into a sale-leaseback agreement, pursuant to the terms of the Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $120.0 thousand holdback held subject to a holdback of funds agreement. The net book value of assets sold was $4.6 million. The proceeds from the transaction were used to payoff the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rental is approximately $474.0 thousand and is subject to an annual increase equal to the lesser of two percent or 1.25 times the change in the Consumer Price Index. Late payments incur a charge of 5% and bear interest at a rate of 18% or the highest rate permitted by law. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments. In addition, the Company entered into a separate payment and performance guaranty with the Purchaser with respect to the Lease.

Amendment to Credit Facility

On November 28, 2016, the Company and M&T Bank entered into the Second Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended Credit Agreement. The Second Amendment reduced M&T Bank’s Revolving Credit Commitment to $16.0 million and modified the trigger for maintenance of the Cash Management System. The Second Amendment also modified the level adjustment dates for the Applicable Margin and the Applicable Unused Fee. In addition, the Second Amendment amended the covenants regarding the Company's Debt to EBITDAS Ratio, Minimum Quarterly EBITDAS amounts and the Fixed Charge Coverage Ratio.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

As discussed in greater detail in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2015, during fiscal 2015, management identified a material weakness in our internal control over financial reporting related to user access reviews and to reconciliation of accounts receivable. Controls in place did not prevent or detect conflicting access rights with regard to accounts receivable and accounts payable. Accounts receivable reconciliations were not performed with a level of precision appropriate to identify the nature of the reconciling items. In addition, manual procedures necessary to compensate for the lack of automated controls were not adequately documented and were not implemented subsequent to turnover in personnel. These deficiencies aggregated to a material weakness. To address this material weakness, we implemented certain remedial measures including performing user access reviews, requiring approval of additional types of accounts receivable transactions and review of the subledger compared to the general ledger on a daily basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2016, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we consider the material weakness related to reconciliations of accounts receivable to be fully remediated as management has concluded, through testing, that the applicable controls have operated effectively for a sufficient period of time. Also as of September 30, 2016, the deficiency with user access control remains present but does not constitute a material weakness. Our internal control over financial reporting is effective as of September 30, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

Except as described above, during the fiscal year ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXCUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2016 fiscal year end (the “2017 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers” and “Director Compensation” contained in the 2017 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information presented in the table below, the information required by this item is incorporated herein by reference from the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in the 2017 Proxy Statement.

The following table presents information concerning our equity compensation plans as of September 30, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans:
Approved by shareholders	759,795	(1)	$4.43	502,582	(3)
Not approved by shareholders	16,145	(4)	4.10	—
Total	775,940		$4.43	502,582

(1) Represents shares issuable upon exercise of awards granted under the 2001 Stock Option and Inventive Plan (the “2001 Plan”), which was approved by IEC stockholders in February 2002 and expired in December 2011, as well as awards granted under the 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”), which was approved by IEC stockholders in January 2011 and expires in January 2021.

(2) Excludes shares reflected in first column. Includes shares remaining available for issuance under the 2010 Plan.
(3) Includes 117,062 shares available for issuance under the Employee Stock Purchase Plan.
(4) This is an inducement option award granted to our President and Chief Executive Officer, Jeffrey T. Schlarbaum, on March 20, 2015.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors,” and “Election of Directors - Corporate Governance and Board Matters” contained in the 2017 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2017” contained in the 2017 Proxy Statement.
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

IEC Electronics Corp.
(Registrant)

Dated: December 16, 2016	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President and Chief Executive Officer
Jeffrey T. Schlarbaum	Chairman of the Board	December 16, 2016
(Principal Executive Officer and Director)

/s/ Michael T. Williams	Chief Financial Officer	December 16, 2016
Michael T. Williams	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	December 16, 2016
Keith M. Butler

/s/ Charles P. Hadeed	Director	December 16, 2016
Charles P. Hadeed

/s/ Lynn J. Hartrick	Director	December 16, 2016
Lynn J. Hartrick

/s/ Andrew M. Laurence	Director	December 16, 2016
Andrew M. Laurence

/s/ Jeremy R. Nowak	Director	December 16, 2016
Jeremy R. Nowak

/s/ Eric Singer	Director	December 16, 2016
Eric Singer

IEC ELECTRONICS CORP.
Form 10-K for Year Ended September 30, 2016
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

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2015)
3.6	Bylaws, as amended through May 12, 2016 (incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2016)
4.1
Tax Benefit Preservation Plan Rights Agreement dated as of July 31, 2014 by and between IEC Electronics Corp. and Registrar and Transfer Company, which includes the Form of Certificate of Designation as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Form of Summary of Rights as Exhibit C (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2014)

4.2
First Amendment to Tax Benefit Preservation Plan Rights Agreement dated as of March 4, 2015 and effective as of February 20, 2015 between IEC Electronics Corp. and Computershare Trust Company, N.A. (successor rights agent to Registrar and Transfer Company, as Rights Agent) (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 13, 2015)

10.1
Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.2
ISDA Master Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.3
Schedule to ISDA Master Agreement dated as of January 18, 2013 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.4
Confirmation of Swap Transaction between IEC Electronics Corp. and Manufacturers and Traders Trust Company entered into January 18, 2013 (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 25, 2013)

10.5
First Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of May 15, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013)

10.6
Second Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of August 6, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013)

10.7
Third Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of November 8, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2013)

10.8
Fourth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of December 13, 2013 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.9
Fifth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of February 4, 2014 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 5, 2014)

10.10
Sixth Amendment to Fourth Amended and Restated Credit Facility Agreement dated as of May 8, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.11
Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2016)

10.12
First Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2016)

10.13#	Second Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of November 28, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company
10.14#	Purchase and Sale Agreement dated as of September 30, 2016 by and between IEC Electronics Corp. - Albuquerque and Store Capital Acquisitions, LLC
10.15#	Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque #
10.16#	Securities and Exchange Commission Administrative Order (Release No. 34-78017) issued as of June 8, 2016
10.17
Form of Indemnity Agreement between IEC Electronics Corp. and each of its directors and executive officers (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.18*
Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015)

10.19*
IEC Electronics Corp. 2001 Stock Option and Incentive Plan, as amended (incorporated herein by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.20*
Form of Incentive Stock Option Agreement pursuant to the 2001 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.21*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.22*
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

10.25*	Employee Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)
10.26*	Employee Stock Purchase Plan Amendment 1 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)
10.27*
Amended and Restated Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert dated as of December 16, 2013 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.28*
Separation Agreement effective March 16, 2016 by and between the Company and W. Barry Gilbert (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016)

10.29*
Salary Continuation and Non-Competition Agreement dated as of October 1, 2010 between IEC Electronics Corp. and Donald S. Doody (incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.30*
Resignation from Employment and Consulting Agreement dated January 9, 2014 between IEC Electronics Corp. and Donald S. Doody (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2014)

10.31*
Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero & Company CPAs, P.C. (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2011)

10.32*
Letter dated May 25, 2012 amending Engagement Letter dated December 28, 2011 between IEC Electronics Corp. and Insero & Company CPAs, P.C. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012)

10.33*
Letter terminating chief financial officer services, effective as of June 1, 2014, with Insero & Company, CPAs, P.C. (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)

10.34*
Letter agreement dated February 11, 2014 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2014)

10.35*
Employment Agreement dated as of February 11, 2014 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 11, 2014)

10.36*
Employment Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.37*
Employment Agreement dated as of September 14, 2015 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.38*
Salary Continuation and Non-Competition Agreement between IEC Electronics Corp. and Brett E. Mancini, effective as of January 29, 2014 (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014)

10.39*	Summary of Compensation Arrangements with Brett E. Mancini (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2014)
10.40*
Salary Continuance and Non-Competition Agreement Amendment 1, effective January 27, 2015, between IEC Electronics Corp. and Brett E. Mancini (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.41*
Confidential Settlement and Waiver/Release Agreement effective June 23, 2016 by and between the Company and Brett E. Mancini (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.42*
Employment Agreement dated as of March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.43*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.44*
Sign-on Option Award Agreement (Pursuant to 2013 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.45*
Employment Agreement dated as of September 8, 2015 between IEC Electronics Corp. and Jens Hauvn (incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.46*	IEC Electronics Corp. Management Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)
10.47*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.48*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.49*	Summary of Management Incentive Plan for Fiscal 2014 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 20, 2013)
10.50*	Summary of Long Term Incentive Plan for Fiscal 2014 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2013)
10.51*
Compensation Arrangements with Executive Officers for Fiscal 2015 (incorporated herein by reference from Exhibit 10.52 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

21.1#	Subsidiaries of IEC Electronics Corp.

23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
# Filed herewith.