Form 10-Q
period 2016-12-30
IEC ELECTRONICS CORP
filed 2017-02-10
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2016
or
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

Common Stock, $0.01 par value – 10,277,047 shares as of February 1, 2017

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2016 and SEPTEMBER 30, 2016
(in thousands, except share and per share data)

	December 30, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$444	$845
Accounts receivable, net of allowance	11,426	17,140
Inventories, net	14,486	15,384
Assets held for sale	—	4,611
Other current assets	1,002	1,214
Total current assets	27,358	39,194

Property, plant & equipment, net	16,781	10,994
Intangible assets, net	85	95
Goodwill	101	101
Other long term assets	10	13
Total assets	$44,335	$50,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,578	$2,908
Current portion of capital lease	203	—
Accounts payable	8,969	10,864
Accrued payroll and related expenses	1,351	3,365
Other accrued expenses	410	529
Customer deposits	1,164	1,756
Total current liabilities	$13,675	$19,422

Long-term debt	10,425	16,732
Long-term capital lease	5,514	—
Other long-term liabilities	1,576	379
Total liabilities	31,190	36,533

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,332,535 and 11,330,151 shares, respectively
Outstanding: 10,277,047 and 10,274,663 shares, respectively	113	113
Additional paid-in capital	46,440	46,294
Retained earnings/(accumulated deficit)	(31,819)	(30,954)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders' equity	13,145	13,864
Total liabilities and stockholders' equity	$44,335	$50,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 30, 2016 and JANUARY 1, 2016
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 30, 2016	January 1, 2016

Net sales	$20,976	$32,933
Cost of sales	19,181	27,116
Gross profit	1,795	5,817

Selling and administrative expenses	2,441	3,985
Operating profit/(loss)	(646)	1,832

Interest and financing expense	219	289
Income/(loss) before income taxes	(865)	1,543

Provision for/(benefit from) income taxes	—	—

Net income/(loss)	$(865)	$1,543

Net income/(loss) per common and common equivalent share:
Basic	$(0.09)	$0.15
Diluted	(0.09)	0.15

Weighted average number of common and common equivalent shares outstanding:
Basic	10,163,291	10,216,587
Diluted	10,163,291	10,216,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 30, 2016 and JANUARY 1, 2016
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, October 1, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	1,543	—	1,543
Stock-based compensation	—	54	—	—	54
Return of incentive compensation shares	—	—	—	(60)	(60)

Balances, January 1, 2016	$112	$45,899	$(34,197)	$(1,589)	$10,225

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, October 1, 2016	$113	$46,294	$(30,954)	$(1,589)	$13,864

Net loss	—	—	(865)	—	(865)
Stock-based compensation	—	135	—	—	135
Employee stock plan purchases	—	13	—	—	13
Shares withheld for payment of taxes upon vesting of restricted stock	—	(2)	—	—	(2)

Balances, December 30, 2016	$113	$46,440	$(31,819)	$(1,589)	$13,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 30, 2016 and JANUARY 1, 2016
(unaudited; in thousands)

	Three Months Ended
	December 30, 2016	January 1, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(865)	$1,543
Non-cash adjustments:
Stock-based compensation	135	54
Incentive compensation shares returned	—	(60)
Depreciation and amortization	664	855
Reserve for doubtful accounts	(162)	277
Provision for excess/obsolete inventory	6	498
Amortization of deferred gain on sale leaseback	(12)	—
Changes in assets and liabilities:
Accounts receivable	5,876	4,576
Inventory	892	(922)
Other current assets	212	(315)
Other long term assets	3	(63)
Accounts payable	(2,098)	(5,016)
Accrued expenses	(2,133)	427
Customer deposits	(592)	(176)
Other long term liabilities	48	(74)
Net cash flows from operating activities	1,974	1,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(457)	(685)
Proceeds from sale-leaseback	5,750	—
Net cash flows from investing activities	5,293	(685)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	10,807	16,816
Repayments of revolving line of credit	(12,125)	(17,128)
Repayments under other loan agreements	(6,328)	(727)
Repayments under capital lease	(33)	—
Debt issuance costs	—	(202)
Proceeds from employee stock plan purchases	13	—
Shares withheld for payment of taxes upon vesting of restricted stock	(2)	—
Net cash flows from financing activities	(7,668)	(1,241)

Net cash flows for the period	(401)	(322)
Cash, beginning of period	845	407
Cash, end of period	$444	$85

Supplemental cash flow information
Interest paid	$209	$365
Income taxes paid	79	—
Borrowings under capital lease	5,750	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, ISO 13485, Nadcap and IPC QML.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its website at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

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

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”); IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”), formerly Dynamic Research and Testing Laboratories, LLC; and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 30, 2016 and January 1, 2016 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“fiscal 2016”).

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

Inventory Valuation

Inventories are stated at the lower of cost or market value under the first-in, first-out method.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to the lower of cost or market.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were identified or recorded by IEC for PP&E or intangibles during the three months ended December 30, 2016.

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

IEC’s remaining goodwill as of December 30, 2016 of $0.1 million relates to its acquisition of the Rochester division in July 2010. There has been no impairment for this goodwill since the acquisition date.

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

Grants from Outside Parties

Grants from outside parties are recorded as other long-term liabilities and are amortized over the same period during which the associated PP&E are depreciated. The Company received grants for certain facility improvements and equipment from state and local agencies in which the Company operates.  These grants reimbursed the Company for a portion of the actual cost or provided in kind services in support of capital projects.

There were no deferred grants recorded during the three months ended December 30, 2016 or the fiscal year ended September 30, 2016. The outstanding grant balance was $0.2 million and $0.3 million at December 30, 2016 and September 30, 2016, respectively.

Derivative Financial Instruments

The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company uses derivatives only for purposes of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivative instruments where it does not have underlying exposures.  The Company did not have any derivative financial instruments at December 30, 2016 or September 30, 2016.

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings.  IEC believes that recorded value approximates fair value for all cash, accounts receivable, accounts payable and accrued liabilities. See Note 7—Fair Value of Financial Instruments for discussion of the fair value of IEC's borrowings.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the first three months of fiscal 2017 or fiscal 2016.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the first three months of fiscal 2017 and fiscal 2016.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for the purchase of Company common stock at a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. During fiscal 2015 and the first quarter of fiscal 2016, the ESPP was suspended in connection with the 2014 restatements of the Company's financial statements. The ESPP was reinstated as of the beginning of the second quarter of fiscal 2016.

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

Any interest incurred is reported as interest expense. Any penalties incurred is reported as tax expense.   The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are fiscal 2010 through fiscal 2015.  The federal income tax audit for the fiscal year ended September 30, 2013 concluded during the first three months of fiscal 2017 and resulted in no change to reported tax.

Earnings Per Share

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted (non-vested) stock, restricted stock units (“RSUs”) and anticipated issuances under the ESPP.  Options, restricted stock and RSUs are primarily held by directors, officers and certain employees.  A summary of shares used in earnings per share (“EPS”) calculations follows.

	Three Months Ended
Shares for EPS Calculation	December 30, 2016	January 1, 2016

Weighted average shares outstanding	10,163,291	10,216,587
Incremental shares	—	—
Diluted shares	10,163,291	10,216,587

Anti-dilutive shares excluded	1,006,304	757,105

As a result of the net loss and incremental shares being negative for the three months ended December 30, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

As a result of the incremental shares being negative for the three months ended and January 1, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.

Dividends

IEC does not pay dividends on its common stock as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement, as amended, with M&T Bank includes certain restrictions on paying cash dividends, as more fully described in Note 6—Credit Facilities.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) was issued May 2014 and updates the principles for recognizing revenue.  The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” was issued in March 2016 and improves implementation guidance on principal versus agent considerations. FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and

Licensing” was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is identifying key personnel to evaluate the guidance and determine the transition method, while also formulating a time line to review the potential impact of the new standard on its existing revenue recognition policies and procedures. Although Management has not completed its evaluation of all the issued guidance under ASC No. 606, the Company does not currently expect the guidance to have a material effect on its financial position, results of operations or cash flows.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued in June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance became effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact on the Company's financial statements upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued in September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This update did not have a significant impact on the Company's financial statements upon adoption.

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. This update did not have a significant impact on the Company's financial statements upon adoption.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact on its financial statements upon adoption.
FASB ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 and permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. This update did not have a significant impact on the Company's financial statements upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact on its financial statements upon adoption.
FASB ASU 2016-02, “Leases" was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact the ASU will have on its financial statements.

FASB ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact on its financial statements upon adoption.

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the three months ended December 30, 2016 and January 1, 2016 follows:

	Three Months Ended
Allowance for Doubtful Accounts	December 30, 2016	January 1, 2016
(in thousands)
Allowance, beginning of period	$226	$423
Provision for doubtful accounts	(162)	277
Write-offs/recoveries	13	(155)
Allowance, end of period	$77	$545

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	December 30, 2016	September 30, 2016
(in thousands)
Raw materials	$9,118	$9,138
Work-in-process	5,610	5,932
Finished goods	1,389	1,939
Total inventories	16,117	17,009
Reserve for excess/obsolete inventory	(1,631)	(1,625)
Inventories, net	$14,486	$15,384

NOTE 4—PROPERTY, PLANT & EQUIPMENT

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant & Equipment	December 30, 2016	September 30, 2016
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,910	8,910
Building under capital lease	5,750	—
Machinery and equipment	27,583	26,905
Furniture and fixtures	7,503	7,489
Construction in progress	3,047	3,079
Total property, plant and equipment, at cost	53,581	47,171
Accumulated depreciation	(36,800)	(36,177)
Property, plant and equipment, net	$16,781	$10,994

Depreciation expense during the three months ended December 30, 2016 and January 1, 2016 follows:

	Three Months Ended
	December 30, 2016	January 1, 2016
(in thousands)
Depreciation expense	$645	$840

NOTE 5—INTANGIBLE ASSETS

IEC's intangible assets (other than goodwill) were acquired in connection with the purchase of Albuquerque during the fiscal year ended September 30, 2010.

Albuquerque's building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempted the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $360 thousand at the date of acquisition, and such value was being amortized over the 9.2 year exemption period that remained as of the acquisition date.  No impairment was taken for this asset since the Albuquerque acquisition. The IRB was paid off in connection with the sale-leaseback transaction described in Note 14—Capital Lease.

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	December 30, 2016	September 30, 2016
(in thousands)
Property tax abatement - Albuquerque	$360	$360
Accumulated amortization	(275)	(265)
Intangible assets, net	$85	$95

Amortization expense during the three months ended December 30, 2016 and January 1, 2016 follows:

	Three Months Ended
Amortization Expense	December 30, 2016	January 1, 2016
(in thousands)
Intangible amortization expense	$10	$10

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended December,
2017	$39
2018	39
2019 and thereafter	7

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			December 30, 2016		September 30, 2016
Debt	Fixed/ Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$2,643	5.02%	$3,961	3.28%
Term Loan A(1)	f	2/1/2020	48	3.98	3,693	3.98
Term Loan B	v	2/1/2023	8,633	3.87	8,983	3.03
Albuquerque Mortgage Loan(1)	v	2/1/2018	—	—	2,200	3.55
Celmet Building Term Loan	f	11/7/2018	899	4.72	932	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond(1)	f	3/1/2019	—	—	100	5.63
Total debt, gross			12,223		19,869
Unamortized debt issuance costs			(220)		(229)
Total debt, net			12,003		19,640
Less: current portion			(1,578)		(2,908)
Long-term debt			$10,425		$16,732
(1) The Albuquerque Mortgage Loan and the Albuquerque Industrial Revenue Bond were repaid in connection with the sale-leaseback transaction described in Note 14—Capital Lease. The proceeds from the transaction were also used to pay down Term Loan A.

M&T Bank Credit Facilities

On November 28, 2016, the Company and M&T Bank entered into the Second Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility, dated as of June 20, 2016 (“Fifth Amended Credit Agreement”). The Second Amendment reduced M&T Bank’s revolving credit commitment to $16.0 million and modified the trigger for maintenance of the cash management system. The Second Amendment also modified the level adjustment dates for the Applicable Margin and the Applicable Unused Fee, as such terms are defined under the Fifth Amended Credit Agreement. In addition, the Second Amendment amended the covenants regarding the Company's Debt to EBITDAS Ratio, Minimum Quarterly EBITDAS amounts and the Fixed Charge Coverage Ratio, as such terms are defined under the Fifth Amended Credit Agreement. The Fifth Amended Credit Agreement prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

Individual debt facilities provided under the Fifth Amended Credit Agreement, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $16 million is available through January 18, 2018. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal was being repaid in 108 equal monthly installments of $93 thousand. The proceeds of the sale-leaseback transaction described in Note 14—Capital Lease were used to paydown the loan. The Company repaid the remaining $48 thousand balance of the loan during January 2017.

c)	Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 equal monthly installments of $117 thousand.

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan was secured by real property in Albuquerque, NM, and principal was being repaid in equal monthly installments of $22 thousand. The loan was repaid in connection with the sale-leaseback transaction described in Note 14—Capital Lease.

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal is being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment due at maturity.

Borrowing Base

Under the Fifth Amended Credit Agreement, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories (up to a cap of $3.75 million) or (ii) $16.0 million at December 30, 2016 and $20.0 million at September 30, 2016.

At December 30, 2016 and September 30, 2016, the upper limit on Revolver borrowings was $11.5 million and $16.4 million, respectively. Average Revolver balances amounted to $2.8 million during the three months ended December 30, 2016.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company's Debt to EBITDAS Ratio, as defined below. Under the Second Amendment, the applicable marginal interest rate was fixed on November 28, 2016 through the fiscal quarter ending September 30, 2017, as follows: 4.25% for the Revolver and 3.25% for Term Loan B.  Beginning October 1, 2017, variable rate debt will again accrue interest at LIBOR plus the applicable margin interest rate that is based on the Company's Debt to EBITDAS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016, and thereafter if the Company is not in compliance with its financial covenants.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.500% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $15.7 thousand and $8.7 thousand during the three months ended December 30, 2016 and January 1, 2016, respectively. The fee percentage varies based on the Company's Debt to EBITDAS Ratio, as defined below.

Financial Covenants

The Fifth Amended Credit Agreement also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“EBITDAS”). “Adjusted EBITDA” means, for the applicable period, EBITDAS less unfinanced capital expenditures and cash paid for taxes, all on a consolidated basis. The Fixed Charge Coverage Ratio compares (i) 12 month Adjusted EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). The Maximum Inventory covenant allows for specific levels of inventory as defined by the agreement. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

Covenant ratios in effect at December 30, 2016, pursuant to the Fifth Amended Credit Agreement, as amended by the Second Amendment, are as follows:

Debt to EBITDAS Ratio:
9/30/2016 through and including 12/30/16	< 3.00 to 1.00

Minimum Quarterly EBITDAS:
Fiscal Quarter ending December 30, 2016	$(500,000)

Fixed Charge Coverage Ratio:
9/30/16 through and including 12/30/16	> 0.72 to 1.00

Maximum Inventory:
As of December 30, 2016	$26.0	m

Maximum Capital Expenditures:	Measured annually; maximum $4.5m

The Company was in compliance with all debt covenants at December 30, 2016.

Other Borrowings

When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond was paid semiannually, and principal was due in its entirety at maturity. The Bond was paid off in connection with the sale-leaseback transaction described in Note 14—Capital Lease.

Contractual Principal Payments

A summary of contractual principal payments under IEC's borrowings for the next five years taking into consideration the Fifth Amended Credit Agreement, as amended, follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December
2017	$1,578
2018 (1)	4,812
2019	1,400
2020	1,400
2021 and thereafter	3,033
$12,223
(1) Includes Revolver balance of $2.6 million at December 30, 2016 and final payment of Celmet Building Term Loan on November 7, 2018.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	December 30, 2016		September 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	$48	$48	$3,489	$3,693
Celmet Building Term Loan	835	899	864	932

The fair value of the remainder of the Company’s debt approximated carrying value at December 30, 2016 and September 30, 2016 as it is variable rate debt.

NOTE 8—WARRANTY RESERVES

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	December 30, 2016	January 1, 2016
(in thousands)
Reserve, beginning of period	$180	$399
Provision	29	133
Warranty costs	(34)	(130)
Reserve, end of period	$175	$402

NOTE 9—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (the “2010 Plan”), was approved by the Company’s stockholders at the January 2011 Annual Meeting. The Company also has an ESPP, adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. The 2010 Plan replaced IEC’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), which expired in December 2011.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 shares of common stock may be issued over a term of ten years.

Stock-based compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $135.0 thousand and $54.0 thousand for the three months ended December 30, 2016 and January 1, 2016, respectively. During the three months ended January 1, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At December 30, 2016, there were 470,082 shares available to be issued under the 2010 Plan.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2001 Plan, 2010 Plan and ESPP is provided below.

Stock Options

When options are granted, IEC estimates the fair value of the option using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the 2010 Plan is generally seven years.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 30, 2016 are included in the table below. There were no options granted during the three months ended January 1, 2016.

Three Months Ended
Valuation of Options	December 30, 2016

Assumptions for Black-Scholes:
Risk-free interest rate	1.48%
Expected term in years	4.0
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	50,000
Weighted average fair value per share	$1.18
Fair value of options granted (000's)	$59

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 30, 2016		January 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	759,795	$4.43	717,645	$4.40
Granted	50,000	3.60	—	—
Exercised	—	—	—	—
Forfeited	(17,500)	5.30	(15,500)	5.99
Expired	(12,250)	5.06	—	—
Outstanding, end of period	780,045	$4.35	702,145	$4.37

For options expected to vest
Number expected to vest	755,142	$4.35	539,756	$4.45
Weighted average remaining term, in years	5.0		5.5
Intrinsic value (000s)		$—		$—

For exercisable options
Number exercisable	240,936	$4.76	156,000	$5.33
Weighted average remaining term, in years	3.9		3.6
Intrinsic value (000s)		$—		$—

For non-exercisable options
Expense not yet recognized (000s)		$588		$672
Weighted average years to be recognized	2.5		3.3

For options exercised
Intrinsic value (000s)		$—		$—

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Three Months Ended
	December 30, 2016		January 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	489,109	$1.43	546,145	$1.41
Granted	50,000	1.18	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, end of period	539,109	$1.41	546,145	$1.41

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 30, 2016		January 1, 2016
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	228,759	$4.40	54,960	$4.23
Granted	—	—	—	—
Vested	(1,917)	3.60	—	—
Shares withheld for payment of taxes upon vesting of restricted stock	(583)	3.60	—	—
Forfeited	—	—	—	—
Outstanding, end of period	226,259	$4.40	54,960	$4.23

For non-vested shares
Expense not yet recognized (000s)		$682		$200
Weighted average remaining years for vesting	2.0		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$9		$—

Employee Stock Purchase Plan

The Company administers an ESPP that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 restatements of the Company's financial statements. The Compensation Committee of the Company's Board of Directors reinstated the ESPP on December 2, 2015; however, participants were not able to contribute to the ESPP until January 2016.

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $8.7 thousand for the three months ended December 30, 2016. Compensation expense recognized under the ESPP was $1.0 thousand for the three months ended December 30, 2016. There were no employee contributions to the plan or compensation expense recognized for the three months ended January 1, 2016.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   The Company has not paid any meeting fees in stock since May 21, 2013.

NOTE 10—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Company contributions during the three months ended December 30, 2016 and January 1, 2016 totaled $70 thousand and $67 thousand, respectively.

NOTE 11—INCOME TAXES

Provision for income taxes during each of the three months ended December 30, 2016 and January 1, 2016 follows:

Three Months Ended
Income Tax Provision/Benefit	December 30, 2016	January 1, 2016
(in thousands)
Provision for/(benefit from) income taxes	$—	$—

The Company has recorded a full valuation allowance on all deferred tax assets. Although we have recorded a full valuation allowance for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset taxable income and reduce tax payments. IEC had federal NOLs for income tax purposes of approximately $31.7 million at September 30, 2016, expiring mainly in years 2022 through 2025 and 2034 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufactures in New York state to 0% beginning in fiscal 2015 for IEC. At September 30, 2016, the Company had $1.2 million of New York State investment tax and other credit carryforwards, expiring in various years through 2030.  The credits cannot be utilized unless the New York state tax rate is no longer 0%.

NOTE 12—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 30, 2016	January 1, 2016

Aerospace & Defense	50%	40%
Medical	28%	41%
Industrial	20%	16%
Communications & Other	2%	3%
	100%	100%

Two individual customers each represented 10% or more of sales for the three months ended December 30, 2016. One customer was from the Aerospace & Defense sector and represented 14% of sales, while the other was from the Industrial sector and represented 10% of sales. Two individual customers represented 10% or more of sales for the three months ended January 1, 2016.  Both customers were from the Medical sector, with one representing 18% of sales, while the other customer represented 15% of sales, for the three months ended January 1, 2016.

One individual customer represented 11% of the outstanding receivable balance at December 30, 2016. Two individual customers represented 10% or more of receivables and accounted for 25% of the outstanding balances at January 1, 2016.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

NOTE 13—LITIGATION

From time to time, the Company may be involved in legal action in the ordinary course of its business, but management does not believe that any such proceedings commenced through the date of the financial statements included in this Form 10-Q, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

NOTE 14—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of the Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.75 million including a $120.0 thousand holdback held subject to a holdback of funds agreement.   The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.75 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet. The proceeds from the transaction were used to payoff the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, the Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent is approximately $474.0 thousand and is subject to an annual increase equal to the lesser of two percent or 1.25 times the change in the Consumer Price Index. Late payments incur a charge of 5% and bear interest at a rate of 18% or the highest rate permitted by law. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments. In addition, the Company entered into a separate payment and performance guaranty with the Purchaser with respect to the Lease.

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December
2017	$476
2018	485
2019	495
2020	505
2021 and thereafter	6,228
Total capital lease payments	$8,189
Less: amounts representing interest	(2,472)
Present value of minimum lease payment	5,717

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes.  All references to “Notes” are to the accompanying condensed consolidated financial statements and Notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products, uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; intellectual property litigation; our ability to maintain effective internal controls over financial reporting; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements included in this Form-10-Q are made only as of the date indicated or as of the date of this Form 10-Q. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Wire and Cable, Inc (“Wire and Cable”), IEC Electronics Corp-Albuquerque (“Albuquerque”) and IEC Analysis & Testing Laboratory, LLC (“ATL”).

We are a premier provider of electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. We specialize in delivering technical solutions for the custom manufacturing, product configuration, and verification testing of highly engineered complex products that require a sophisticated level of manufacturing to ensure quality and performance.

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

•
We provide direct order fulfillment services for our customers by integrating with their configuration management process to obtain their customer orders, customize the product to the specific requirements, functionally test the product and provide verification data, and direct ship to their end customer in order to reduce time, cost, and complexity within our customers’ supply chain.

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

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

•
Newark, New York - Located approximately one hour east of Rochester, New York, our Newark location is our corporate headquarters and is the largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.

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

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2008 certified and ITAR registered. We are Nadcap accredited and AS9100C certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical market sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. ATL in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services test Laboratory, and is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 30, 2016	January 1, 2016
(in thousands)
Net sales	$20,976	$32,933

Gross profit	1,795	5,817
Selling and administrative expenses	2,441	3,985
Interest and financing expense	219	289
Income/(loss) before income taxes	(865)	1,543
Provision for/(benefit from) income taxes	—	—
Net income/(loss)	$(865)	$1,543

A summary of sales, according to the market sector within which IEC's customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 30, 2016	January 1, 2016

Aerospace & Defense	50%	40%
Medical	28%	41%
Industrial	20%	16%
Communications & Other	2%	3%
	100%	100%

Revenue decreased in the first quarter of fiscal 2017 by $12.0 million or 36.3% as compared to the first quarter of the prior fiscal year. Revenues from all three major market sectors decreased year over year. The medical market sector decreased $7.6 million, the aerospace & defense market sector decreased $2.9 million and the industrial market sector decreased $1.0 million.

Revenue for the medical market sector decreased $7.6 million primarily due to decreases in demand from two of our larger customers. The lower demand was due to a decline in their end market demand as well as their high inventory position. We believe that the demand from these two customers will increase in the later part of fiscal 2017. We had several other medical customers increase their demand, but these increases were offset by decreases from other customers.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease of $2.9 million in the first quarter of fiscal 2017. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $5.5 million in the quarter were partially offset by $3.2 million in increases from other customers. Another $0.8 million decrease was due to our decision to disengage with a customer due to lack of profitability. One new customer was added that increased revenue by $0.2 million.

The net decrease in demand in the industrial market sector of $1.0 million resulted primarily from decreased demand from several customers whose end market has softened.

Our fiscal 2017 first quarter gross profit decreased to 8.6% of sales versus 17.7% in the first quarter of the prior fiscal year. The reduction in volume year over year had the most significant impact to gross profit. Reductions in overhead costs lessened the impact of the lower revenue. Direct labor costs as a percentage of sales were consistent with the same period of the prior year while material costs increased due to customer mix.

Selling and administrative ("S&A") expense decreased $1.5 million and represented 11.6% of sales in the first quarter of fiscal 2017, compared to 12.1% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and related expenses of $0.8 million driven by headcount reductions. Bad debt expense was lower year over year by $0.5 million due to the reduction in accounts receivable aging. Also, legal and other professional expenses were higher in first quarter of fiscal 2016 by $0.4 million compared to the first quarter of fiscal 2017 related to the debt refinancing, employment related matters and other related activity.

Interest expense decreased by $0.1 million in the first quarter of fiscal 2017 compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million to the expense in the first quarter of the prior fiscal year compared to this fiscal year. The weighted average interest rate on IEC's debt, excluding the impact of the interest rate swap, was 0.37% lower during the first quarter of fiscal 2017 than in the first quarter of the prior fiscal year. Our average outstanding debt balances decreased by $14.7 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. In the first quarter of fiscal 2017, we incurred roughly $50.0 thousand of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.2 million and $0.4 million for the first quarter of fiscal 2017 and fiscal 2016. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

There was no material income tax expense or benefit in the first three months of fiscal 2017 or 2016 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first three months of fiscal 2017, we paid $0.1 million in taxes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of December 30, 2016, there were $0.5 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
Cash Flow Data	December 30, 2016	January 1, 2016
(in thousands)
Cash, beginning of period	$845	$407
Net cash flow from:
Operating activities	1,974	1,604
Investing activities	5,293	(685)
Financing activities	(7,668)	(1,241)
Net (decrease) increase in cash and cash equivalents	(401)	(322)
Cash and cash equivalents at end of period	$444	$85

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $0.6 million for the first three months of fiscal 2017.  Cash flow provided by operations, before considering changes in working capital, in the first three months of fiscal 2016 was $1.6 million.  Net loss of $0.9 million in the first three months of fiscal 2017 compared to net income of $1.5 million during the first three months of the prior fiscal year was the largest component of the change.

Working capital from continuing operations provided cash flows of $2.2 million and used cash flow of $1.6 million in the first three months of fiscal 2017 and 2016, respectively. The change in working capital in the first quarter of fiscal 2017 was primarily due to a decrease in accounts receivable of $5.9 million, offset by a decrease in accounts payable and accrued expenses of $2.1 million and $2.1 million, respectively. Accounts receivable decreases were primarily due to timing of revenue and improved cash collections. The decrease in accounts payable was due primarily to a reduction of inventory purchases as well as timing of purchases and payments.

Investing activities

Cash flows provided by investing activities were $5.3 million and $0.7 million for the first three months of fiscal 2017 and 2016, respectively.  Cash flows provided in the first three months of fiscal 2017 consisted of proceeds from the sale-leaseback and the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash flows used in the first three months of fiscal 2016 consisted of purchases of equipment and capitalized software costs.

Financing activities

Cash flows used in financing activities were $7.7 million and $1.2 million for the first three months of fiscal 2017 and 2016, respectively.  During the first three months of fiscal 2017, net repayments under all credit facilities were $7.6 million, with $1.3 million of net repayments under the Revolver, as defined below, and repayments of $6.3 million for term debt, due largely to the Albuquerque sale-leaseback transaction. In the first three months of fiscal 2016, net cash flows increased outstanding credit facilities by $1.0 million due to net borrowings.

Credit Facilities

At December 30, 2016, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Second Amendment to the Fifth Amended Second Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility, dated as of June 20, 2016 (“Fifth Amended Credit Agreement”) amounted to $2.6 million, and the maximum available was $11.5 million.  Repayments on the Revolver during the current fiscal year were driven by cash flow from operations discussed above.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Fifth Amended Credit Agreement, as amended, also contains various affirmative and negative covenants including financial covenants. The Company is required to maintain (i) a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a ratio of total debt to twelve month EBITDAS (“Debt to EBITDAS Ratio”) that is below a specified limit, (iii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), (iv) a maximum level of inventory (“Maximum Inventory”), and (v) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). The Debt to EBITDAS Ratio is the ratio of debt to earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense (“EBITDAS”). The Fixed Charge Coverage Ratio compares (i) 12 month Adjusted EBITDA plus non-cash stock compensation expense minus unfinanced capital expenditures minus cash taxes paid, to (ii) the sum of interest expense, principal payments and dividends, if any (fixed charges). “Adjusted EBITDA” means, for the applicable period, EBITDAS less unfinanced capital expenditures and cash paid for taxes, all on a consolidated basis. The Maximum Inventory covenant allows for specific levels of inventory as defined by the Fifth Amended Credit Agreement, as amended. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis.

The Company was in compliance with all debt covenants at December 30, 2016.

The calculation of financial covenants as of the dates indicated follows:

	Limit at		Calculated Amount At
Debt Covenant	December 30, 2016	September 30, 2016	December 30, 2016	September 30, 2016

Quarterly EBITDAS (000s)	Minimum ($500)	Minimum $1,080	$132	$1,269
Debt to EBITDAS Ratio	Maximum 3.0	Maximum 3.1x	2.5x	2.0x
Fixed Charge Coverage Ratio	Minimum 0.72x	Minimum 1.25x	1.0x	1.5x
Maximum Inventory	Maximum $26.0m	Maximum $27.0m	$16.1m	$17.0m
Maximum Capital Expenditures	Maximum $4.5m annually	Maximum $4.5m annually	Measured Annually	3.3m

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
December 30, 2016
(in thousands)
Net income/(loss)	$(865)
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	643
Interest expense	219
Non-cash stock compensation	135
EBITDAS	$132

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
December 30, 2016
(in thousands)
Net income/(loss)	$(865)
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	643
Interest expense	219
Non-cash stock compensation	135
Unfinanced capital expenditures	(457)
Income taxes paid	(79)
Adjusted EBITDA	$(404)

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2016 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2016.  During the three months ended December 30, 2016, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at December 30, 2016 or September 30, 2016

At December 30, 2016, the Company had $12.2 million of debt, comprised of $11.3 million with variable interest rates and $0.9 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 30, 2016 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company's annual interest expense by approximately $0.1 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Fifth Amended Credit Agreement, as amended.  M&T Bank's credit rating (reaffirmed A by Fitch in October 2016) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Fifth Amended Credit Agreement, as amended.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2016, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2016, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

Our management carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended December 30, 2016. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be involved in legal actions in the ordinary course of its business, but management does not believe that any such proceedings commenced through the date of the financial statements included in this Form 10-Q, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 16, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.    Exhibits

For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located immediately following the signature page to this Form 10-Q.  The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

February 10, 2017	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

February 10, 2017	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended December 30, 2016
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Second Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of November 28, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.2
Purchase and Sale Agreement dated as of September 30, 2016 by and between IEC Electronics Corp. - Albuquerque and Store Capital Acquisitions, LLC (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.3
Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque (incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

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