Form 10-Q
period 2017-03-31
IEC ELECTRONICS CORP
filed 2017-05-10
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or
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

315-331-7742
(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 10,316,623 shares as of May 1, 2017

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 and SEPTEMBER 30, 2016
(in thousands, except share and per share data)

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$509	$845
Accounts receivable, net of allowance	14,713	17,140
Inventories, net	16,477	15,384
Assets held for sale	—	4,611
Other current assets	997	1,214
Total current assets	32,696	39,194

Property, plant & equipment, net	17,010	10,994
Intangible assets, net	75	95
Goodwill	101	101
Other long term assets	8	13
Total assets	$49,890	$50,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,530	$2,908
Current portion of capital lease	206	—
Accounts payable	11,784	10,864
Accrued payroll and related expenses	1,207	3,365
Other accrued expenses	496	529
Customer deposits	2,161	1,756
Total current liabilities	$17,384	$19,422

Long-term debt	12,950	16,732
Long-term capital lease	5,471	—
Other long-term liabilities	1,425	379
Total liabilities	37,230	36,533

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,372,111 and 11,330,151 shares, respectively
Outstanding: 10,316,623 and 10,274,663 shares, respectively	114	113
Additional paid-in capital	46,557	46,294
Retained earnings/(accumulated deficit)	(32,422)	(30,954)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	12,660	13,864
Total liabilities and stockholders’ equity	$49,890	$50,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED INCOME STATEMENTS
THREE and SIX MONTHS ENDED MARCH 31, 2017 and APRIL 1, 2016
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

Net sales	$21,368	$33,148	$42,344	$66,081
Cost of sales	19,089	27,412	38,269	54,528
Gross profit	2,279	5,736	4,075	11,553

Selling and administrative expenses	2,665	3,762	5,095	7,747
Operating profit/(loss)	(386)	1,974	(1,020)	3,806

Interest and financing expense	229	513	448	802
Income/(loss) before income taxes	(615)	1,461	(1,468)	3,004

Provision for/(benefit from) income taxes	—	—	—	—

Net income/(loss)	$(615)	$1,461	$(1,468)	$3,004

Net income/(loss) per common and common equivalent share:
Basic	$(0.06)	$0.14	$(0.14)	$0.29
Diluted	(0.06)	0.14	(0.14)	0.29

Weighted average number of common and common equivalent shares outstanding:
Basic	10,173,388	10,205,031	10,168,339	10,210,539
Diluted	10,173,388	10,205,031	10,168,339	10,210,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2017 and APRIL 1, 2016
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2015	$112	$45,845	$(35,740)	$(1,529)	$8,688

Net income	—	—	3,004	—	3,004
Stock-based compensation	—	162	—	—	162
Restricted (non-vested) stock grants, net of forfeitures	1	(1)	—	—	—
Employee stock plan purchase	—	7	—	—	7
Return of incentive compensation shares	—	—	—	(60)	(60)
Balances, April 1, 2016	$113	$46,013	$(32,736)	$(1,589)	$11,801

	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2016	$113	$46,294	$(30,954)	$(1,589)	$13,864

Net loss	—	—	(1,468)	—	(1,468)
Stock-based compensation	—	252	—	—	252
Restricted (non-vested) stock grants, net of forfeitures	1	—	—	—	1
Employee stock plan purchases	—	13	—	—	13
Shares withheld for payment of taxes upon vesting of restricted stock	—	(2)	—	—	(2)
Balances, March 31, 2017	$114	$46,557	$(32,422)	$(1,589)	$12,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 and APRIL 1, 2016
(unaudited; in thousands)

	Six Months Ended
	March 31, 2017	April 1, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,468)	$3,004
Non-cash adjustments:
Stock-based compensation	252	162
Incentive compensation shares returned	—	(60)
Depreciation and amortization	1,330	1,681
(Gain)/loss on sale of property, plant and equipment	—	1
Reserve for doubtful accounts	(151)	270
Provision for excess/obsolete inventory	(196)	279
Amortization of deferred gain on sale leaseback	(30)	—
Changes in assets and liabilities:
Accounts receivable	2,578	6,422
Inventory	(897)	1,580
Other current assets	217	185
Other long term assets	5	(11)
Accounts payable	920	(6,497)
Accrued expenses	(2,191)	629
Customer deposits	405	(1,015)
Other long term liabilities	(85)	(14)
Net cash flows from operating activities	689	6,616

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,536)	(1,270)
Proceeds from sale-leaseback	5,750	—
Net cash flows from investing activities	4,214	(1,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	21,448	30,271
Repayments of revolving line of credit	(19,868)	(32,998)
Repayments under other loan agreements	(6,758)	(1,696)
Repayments under capital lease	(73)	—
Debt issuance costs	—	(211)
Proceeds from employee stock plan purchases	13	7
Shares withheld for payment of taxes upon vesting of restricted stock	(1)	—
Net cash flows from financing activities	(5,239)	(4,627)

Net cash flows for the period	(336)	719
Cash, beginning of period	845	407
Cash, end of period	$509	$1,126

Supplemental cash flow information
Interest paid	$429	$803
Income taxes paid	79	—
Borrowings under capital lease	5,750	—

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

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) that merged into IEC on December 28, 2016; IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”), formerly Dynamic Research and Testing Laboratories, LLC; and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC. All significant intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended March 31, 2017 and April 1, 2016 have been prepared in accordance with GAAP for interim financial information.  In the opinion of management, all adjustments required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (“fiscal 2016”).

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were identified or recorded by IEC for PP&E or intangibles during the six months ended March 31, 2017.

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

IEC’s remaining goodwill as of March 31, 2017 of $0.1 million relates to its acquisition of the Rochester division in July 2010. There has been no impairment for this goodwill since the acquisition date.

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

There were no deferred grants recorded during the six months ended March 31, 2017 or the fiscal year ended September 30, 2016. The outstanding grant balance was $0.2 million and $0.3 million at March 31, 2017 and September 30, 2016, respectively.

Derivative Financial Instruments

The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company uses derivatives only for purposes of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivative instruments where it does not have underlying exposures.  The Company did not have any derivative financial instruments at March 31, 2017 or September 30, 2016.

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings.  IEC believes that recorded value approximates fair value for all cash, accounts receivable, accounts payable and accrued liabilities. See Note 7—Fair Value of Financial Instruments for a discussion of the fair value of IEC’s borrowings.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the first six months of the fiscal year ending September 30, 2017 (“fiscal 2017”) or fiscal 2016.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  Services revenue, including material management, design and repair work revenue, amounted to less than 5% of total revenue in each of the first six months of fiscal 2017 and fiscal 2016.

Provisions for discounts, allowances, rebates, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Stock-Based Compensation

ASC 718 (Stock Compensation) requires that compensation expense be recognized for equity awards based on fair value as of the date of grant.  For stock options, the Company uses the Black-Scholes pricing model to estimate grant date fair value.  Costs associated with stock awards are recorded over requisite service periods, generally the vesting period.  If vesting is contingent on the achievement of performance objectives, fair value is accrued over the period the objectives are expected to be achieved only if it is considered probable that the objectives will be achieved.  The Company also has an employee stock purchase plan (“ESPP”) that provides for the purchase of Company common stock at a discounted stock purchase price. Compensation expense related to the discount is recognized as employees contribute to the plan. During the fiscal year ended September 30, 2015 (“fiscal 2015”) and the first quarter of fiscal 2016, the ESPP was suspended in connection with the 2014 restatements of the Company’s financial statements. The ESPP was reinstated as of the beginning of the second quarter of fiscal 2016.

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

ASC 740 also prescribes the manner in which a company measures, recognizes, presents and discloses in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position.  The Company believes that it has no material uncertain tax positions.

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense.   The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2010 through fiscal year ended September 30, 2012, and fiscal year ended September 30, 2014 through fiscal 2015.  The federal income tax audit for the fiscal year ended September 30, 2013 concluded during the first six months of fiscal 2017 and resulted in no change to reported tax.

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

A summary of shares used in the earnings per share (“EPS”) calculations follows:

	Three Months Ended		Six Months Ended
Shares for EPS Calculation	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

Weighted average shares outstanding	10,173,388	10,205,031	10,168,339	10,210,539
Incremental shares	—	—	—	—
Diluted shares	10,173,388	10,205,031	10,168,339	10,210,539

Anti-dilutive shares excluded	1,157,356	804,965	1,157,356	804,965

As a result of the net loss and incremental shares being negative for the three and six months ended March 31, 2017, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive to loss per share.

As a result of the incremental shares being negative for the three and six months ended and April 1, 2016, the Company calculated diluted earnings per share using weighted average basic shares outstanding, as using diluted shares would be anti-dilutive.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) was issued May 2014 and updates the principles for recognizing revenue.  This ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent

Considerations” was issued in March 2016 and improves implementation guidance on principal versus agent considerations. FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016.  The Company is identifying key personnel to evaluate the guidance and determine the transition method, while also formulating a time line to review the potential impact of the new standard on the Company's existing revenue recognition policies and procedures. Although Management has not completed its evaluation of all the issued guidance under Topic 606, the Company does not currently expect the guidance to have a material effect on its financial position, results of operations or cash flows.

FASB ASU 2015-11, “Simplifying the Measurement of Inventory” was issued in July 2015. This requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. For public business entities, this ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not anticipate a significant impact on its financial statements upon adoption.
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
FASB ASU 2016-02, “Leases” was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact this ASU will have on its financial statements.

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

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the six months ended March 31, 2017 and April 1, 2016 follows:

	Six Months Ended
Allowance for Doubtful Accounts	March 31, 2017	April 1, 2016
(in thousands)
Allowance, beginning of period	$226	$423
Provision for doubtful accounts	(151)	270
Write-offs/recoveries	15	(158)
Allowance, end of period	$90	$535

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 31, 2017	September 30, 2016
(in thousands)
Raw materials	$9,711	$9,138
Work-in-process	6,676	5,932
Finished goods	1,519	1,939
Total inventories	17,906	17,009
Reserve for excess/obsolete inventory	(1,429)	(1,625)
Inventories, net	$16,477	$15,384

NOTE 4—PROPERTY, PLANT & EQUIPMENT

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant & Equipment	March 31, 2017	September 30, 2016
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,910	8,910
Building under capital lease	5,750	—
Machinery and equipment	28,371	26,905
Furniture and fixtures	7,503	7,489
Construction in progress	3,135	3,079
Total property, plant and equipment, at cost	54,457	47,171
Accumulated depreciation	(37,447)	(36,177)
Property, plant and equipment, net	$17,010	$10,994

Depreciation expense during the three and six months ended March 31, 2017 and April 1, 2016 follows:

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
(in thousands)
Depreciation expense	$652	$807	$1,298	$1,647

NOTE 5—INTANGIBLE ASSETS

IEC’s intangible assets (other than goodwill) were acquired in connection with the purchase of Albuquerque during the fiscal year ended September 30, 2010.

Albuquerque’s building and land were acquired subject to an Industrial Revenue Bond (“IRB”) that exempted the property from real estate taxes for the term of the IRB.  The tax abatement was valued at $0.4 million at the date of acquisition, and such value was being amortized over the 9.2 year exemption period that remained as of the acquisition date.  No impairment was taken for this asset since the Albuquerque acquisition. The IRB was paid off in connection with the sale-leaseback transaction described in Note 14—Capital Lease.

A summary of intangible assets by category and accumulated amortization at period end follows:

Intangible Assets	March 31, 2017	September 30, 2016
(in thousands)
Property tax abatement - Albuquerque	$360	$360
Accumulated amortization	(285)	(265)
Intangible assets, net	$75	$95

Amortization expense during the three and six months ended March 31, 2017 and April 1, 2016 follows:

	Three Months Ended		Six Months Ended
Amortization Expense	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
(in thousands)
Intangible amortization expense	$10	$10	$20	$20

A summary of amortization expense for the next five years follows:

Future Amortization	Estimated future amortization
(in thousands)
Twelve months ended March,
2018	$40
2019	35
2020 and thereafter	—

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			March 31, 2017		September 30, 2016
Debt	Fixed/ Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	1/18/2018	$5,541	5.23%	$3,961	3.28%
Term Loan A(1)	f	2/1/2020	—	—	3,693	3.98
Term Loan B	v	2/1/2023	8,283	4.03	8,983	3.03
Albuquerque Mortgage Loan(1)	v	2/1/2018	—	—	2,200	3.55
Celmet Building Term Loan	f	11/7/2018	867	4.72	932	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond(1)	f	3/1/2019	—	—	100	5.63
Total debt, gross			14,691		19,869
Unamortized debt issuance costs			(211)		(229)
Total debt, net			14,480		19,640
Less: current portion			(1,530)		(2,908)
Long-term debt			$12,950		$16,732
(1) The Albuquerque Mortgage Loan and the Albuquerque Industrial Revenue Bond were repaid in connection with the sale-leaseback transaction described in Note 14—Capital Lease. The proceeds from the transaction were also used to pay down Term Loan A, which was subsequently paid off in due course.

M&T Bank Credit Facilities

On November 28, 2016, the Company and M&T Bank entered into the Second Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility, dated as of June 20, 2016 (“Fifth Amended Credit Agreement”). The Second Amendment reduced M&T Bank’s revolving credit commitment to $16.0 million and modified the trigger for maintenance of the cash management system. The Second Amendment also modified the level adjustment dates for the Applicable Margin and the Applicable Unused Fee, as such terms are defined under the Fifth Amended Credit Agreement. In addition, the Second Amendment amended the covenants regarding the Company’s Debt to EBITDAS Ratio, Minimum Quarterly EBITDAS amounts and the Fixed Charge Coverage Ratio, as such terms are defined under the Fifth Amended Credit Agreement. The Fifth Amended Credit Agreement prohibits the Company from paying dividends or repurchasing or redeeming its common stock without first obtaining the consent of M&T Bank.

On May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Third Amendment”). See Note 15—Subsequent Events for a discussion of the Third Amendment.

Individual debt facilities provided under the Fifth Amended Credit Agreement, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $16.0 million is available through January 18, 2018. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal was being repaid in 108 equal monthly installments of $93 thousand. The proceeds of the sale-leaseback transaction described in Note 14—Capital Lease were used to pay down the loan, which was subsequently paid off in due course.

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

Borrowing Base

Under the Fifth Amended Credit Agreement, as amended, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus 35% of eligible inventories (up to a cap of $3.75 million) or (ii) $16.0 million at March 31, 2017 and $20.0 million at September 30, 2016.

At March 31, 2017 and September 30, 2016, the upper limit on Revolver borrowings was $13.8 million and $16.4 million, respectively. Average Revolver balances amounted to $3.4 million during the six months ended March 31, 2017.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Debt to EBITDAS Ratio, as defined below. Under the Second Amendment, the applicable marginal interest rate was fixed on November 28, 2016 through the fiscal quarter ending September 30, 2017, as follows: 4.25% for the Revolver and 3.25% for Term Loan B.  Beginning October 1, 2017, variable rate debt will again accrue interest at LIBOR plus the applicable margin interest rate that is based on the Company’s Debt to EBITDAS Ratio. Changes to applicable margins and unused fees resulting from the Debt to EBITDAS Ratio generally become effective mid-way through the subsequent quarter.

Prior to December 14, 2015, the Sixth Amendment fixed each facility’s applicable margin through March 31, 2016 as follows: 4.25% for the Revolver, 4.50% for the Albuquerque Mortgage Loan and 3.25% for the Term Loan B. The applicable unused line fee of 0.50% also was extended through March 31, 2016.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.500% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $50.1 thousand and $23.8 thousand during the six months ended March 31, 2017 and April 1, 2016, respectively. The fee percentage varies based on the Company’s Debt to EBITDAS Ratio, as defined below.

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

Covenant ratios in effect at March 31, 2017, pursuant to the Fifth Amended Credit Agreement, as amended by the Second Amendment, are as follows:

Debt to EBITDAS Ratio:
12/31/2016 through and including 3/31/2017	< 4.7 to 1.00

Minimum Quarterly EBITDAS:
Fiscal Quarter ending 3/31/2017	$240,000

Fixed Charge Coverage Ratio:
12/31/2016 through and including 3/31/2017	> 0.3 to 1.00

Maximum Inventory:
As of 3/31/2017	$25.0	m

Maximum Capital Expenditures:	Measured annually; maximum $4.5m

The Company was in compliance with all debt covenants at March 31, 2017.

Other Borrowings

When IEC acquired Albuquerque, the Company assumed responsibility for a $0.1 million Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond was paid semiannually, and principal was due in its entirety at maturity. The Bond was repaid in connection with the sale-leaseback transaction described in Note 14—Capital Lease.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings for the next five years taking into consideration the Fifth Amended Credit Agreement, as amended, follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March
2018	$1,530
2019 (1)	2,137
2020	1,400
2021	1,400
2022 and thereafter (2)	8,224
$14,691
(1) Includes final payment of Celmet Building Term Loan on November 7, 2018.
(2) Includes Revolver balance of $5.5 million at March 31, 2017.

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

The Company’s debt is carried at historical cost on the balance sheet.  A summary of the fair value and carrying value of fixed rate debt at period end follows:

	March 31, 2017		September 30, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
(in thousands)
Term Loan A	$—	$—	$3,489	$3,693
Celmet Building Term Loan	811	867	864	932

The fair value of the remainder of the Company’s debt approximated carrying value at March 31, 2017 and September 30, 2016 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 31, 2017	April 1, 2016
(in thousands)
Reserve, beginning of period	$180	$399
Provision	111	123
Warranty costs	(101)	(183)
Reserve, end of period	$190	$339

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

Stock-based compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $0.1 million and $0.3 million for the three and six months ended March 31, 2017, respectively. Stock-based compensation expense recorded under the 2010 and 2001 Plans as well as the ESPP totaled $0.1 million and $0.2 million for the three and six months ended April 1, 2016, respectively. During the six months ended April 1, 2016, incentive compensation shares were returned by the Company’s former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At March 31, 2017, there were 240,790 shares available to be issued under the 2010 Plan.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 31, 2017 are included in the table below. There were no options granted during the six months ended April 1, 2016.

Six Months Ended
Valuation of Options	March 31, 2017

Assumptions for Black-Scholes:
Risk-free interest rate	1.48%
Expected term in years	4.0
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	50,000
Weighted average fair value per share	$1.18
Fair value of options granted (000s)	$59

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 31, 2017		April 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	759,795	$4.43	717,645	$4.40
Granted	50,000	3.60	—	—
Exercised	—	—	—	—
Forfeited	(30,500)	5.70	(15,500)	5.99
Expired	(19,750)	5.37	—	—
Outstanding, end of period	759,545	$4.30	702,145	$4.37

For options expected to vest
Number expected to vest	738,410	$4.30	558,596	$4.44
Weighted average remaining term, in years	4.9		5.3
Intrinsic value (000s)		$11		$239

For exercisable options
Number exercisable	324,472	$4.46	260,036	$4.84
Weighted average remaining term, in years	4.3		4.4
Intrinsic value (000s)		$—		$77

For non-exercisable options
Expense not yet recognized (000s)		$526		$597
Weighted average years to be recognized	2.3		3.1

For options exercised
Intrinsic value (000s)		$—		$—

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Six Months Ended
	March 31, 2017		April 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value

Non-vested, beginning of period	489,109	$1.43	546,145	$1.41
Granted	50,000	1.18	—	—
Vested	(104,036)	1.45	(104,036)	1.45
Forfeited	—	—	—	—
Non-vested, end of period	435,073	$1.40	442,109	$1.40

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 31, 2017		April 1, 2016
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	228,759	$4.40	54,960	$4.23
Granted	194,766	3.62	59,560	4.03
Vested	(25,131)	4.22	(11,700)	4.23
Shares withheld for payment of taxes upon vesting of restricted stock	(583)	3.60	—	—
Forfeited	—	—	—	—
Outstanding, end of period	397,811	$4.03	102,820	$4.11

For non-vested shares
Expense not yet recognized (000s)		$1,075		$357
Weighted average remaining years for vesting	2.4		2.5

For shares vested
Aggregate fair value on vesting dates (000s)		$94		$43

Employee Stock Purchase Plan

The Company administers an ESPP that provides for a discounted stock purchase price.  On February 13, 2015, the Compensation Committee of the Company’s Board of Directors suspended operation of the ESPP indefinitely in connection with the 2014 restatements of the Company’s financial statements. The Compensation Committee of the Company’s Board of Directors reinstated the ESPP on December 2, 2015; however, participants were not able to contribute to the ESPP until January 2016.

Employees currently receive a 10% discount on stock purchases through the ESPP. Employee contributions to the plan, net of withdrawals were $16.7 thousand and $8.1 thousand for the six months ended March 31, 2017 and April 1, 2016, respectively. Compensation expense recognized under the ESPP was $1.9 thousand and $1.0 thousand for the six months ended March 31, 2017 and April 1, 2016, respectively.

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   The Company has not paid any meeting fees in stock since May 21, 2013.

NOTE 10—RETIREMENT PLAN

The Company administers a retirement savings plan for the benefit of its eligible employees and their beneficiaries under the provisions of Sections 401(a) and (k) of the Internal Revenue Code.  Eligible employees may contribute a portion of their compensation to the plan, and the Company is permitted to make discretionary contributions as determined by the Board of Directors.  The Company contributes 25% of the first 6% contributed by all employees at all locations. Company contributions during the six months ended March 31, 2017 and April 1, 2016 totaled $0.1 million and $0.1 million, respectively.

NOTE 11—INCOME TAXES

Provision for income taxes during each of the three and six months ended March 31, 2017 and April 1, 2016 follows:

	Three Months Ended		Six Months Ended
Income Tax Provision/Benefit	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
(in thousands)
Provision for/(benefit from) income taxes	$—	$—	$—	$—

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

NOTE 12—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

Aerospace & Defense	44%	34%	47%	37%
Medical	32%	50%	30%	46%
Industrial	21%	14%	20%	15%
Communications & Other	3%	2%	3%	2%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the six months ended March 31, 2017. One customer was from the Aerospace & Defense sector and represented 13% of sales, while the other was from the Medical sector and also represented 13% of sales for the six months ended March 31, 2017. Two individual customers each represented 10% or more of sales for the six months ended April 1, 2016.  Both customers were from the Medical sector, with one representing 18% of sales, while the other customer represented 17% of sales, for the six months ended April 1, 2016.

Three individual customers represented 10% or more of receivables and accounted for 40% the outstanding balance at March 31, 2017. Two individual customers represented 10% or more of receivables and accounted for 29% of the outstanding balances at April 1, 2016.

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

NOTE 14—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of the Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $0.1 million holdback held subject to a holdback of funds agreement. The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.8 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet. The proceeds from the transaction were used to payoff the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, the Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent is approximately $0.5 million and is subject to an annual increase equal to the lesser of two percent or 1.25 times the change in the Consumer Price Index. Late payments incur a charge of 5% and bear interest at a rate of 18% or the highest rate permitted by law. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.  In addition, the Company entered into a separate payment and performance guaranty with the Purchaser with respect to the Lease.

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March
2018	$478
2019	487
2020	497
2021	549
2022 and thereafter	6,101
Total capital lease payments	$8,112
Less: amounts representing interest	(2,435)
Present value of minimum lease payment	$5,677

NOTE 15—SUBSEQUENT EVENTS

Effective as of May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended Credit Agreement (the “Third Amendment”), that amended the Fifth Amended Credit Agreement. The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Company issued the Term Loan B to M&T Bank, that amended and restated the Amended and Restated Term Loan B dated December 14, 2015. The Third Amendment revised certain covenants to provide that the Company may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million. The Third Amendment also revised the maximum amount the Company can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus $7.0 million of eligible inventories.

Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017, and future requirements of Minimum Quarterly EBITDAS except for the fiscal quarter ending June 30, 2017. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes.  All references to “Notes” are to the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; the types and mix of sales to our customers; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; intellectual property litigation; our ability to maintain effective internal controls over financial reporting; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Wire and Cable, Inc (“Wire and Cable”) that merged into IEC on December 28, 2016, IEC Electronics Corp-Albuquerque (“Albuquerque”), IEC Analysis & Testing Laboratory, LLC (“ATL”) and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC.

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

Employees are our single greatest resource. IEC’s total employees numbered 579, all of which are full time employees, at March 31, 2017. The Company decreased by 55 employees during fiscal 2017, mainly driven by lower volumes in fiscal 2017. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 31, 2017	April 1, 2016
(in thousands)
Net sales	$21,368	$33,148

Gross profit	2,279	5,736
Selling and administrative expenses	2,665	3,762
Interest and financing expense	229	513
Income/(loss) before income taxes	(615)	1,461
Provision for/(benefit from) income taxes	—	—
Net income/(loss)	$(615)	$1,461

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 31, 2017	April 1, 2016

Aerospace & Defense	44%	34%
Medical	32%	50%
Industrial	21%	14%
Communications & Other	3%	2%
	100%	100%

Revenue decreased in the second quarter of fiscal 2017 by $11.8 million or 35.5% as compared to the second quarter of the prior fiscal year. Revenues from all three major market sectors decreased year over year. The medical market sector decreased $9.6 million, the aerospace & defense market sector decreased $1.9 million and the industrial market sector decreased $0.5 million. Offsetting these decreases was an increase of $0.3 million in the communication & other market sector.

Revenue for the medical market sector decreased $9.6 million primarily due to decreases in demand from two customers. The lower demand was due to a decline in their end market demand as well as their high inventory position. We anticipate the demand from one customer will increase during the second half of fiscal 2017. We expect the other customer will not increase their demand until early 2018. We had several other medical customers with lower demand during the second quarter of fiscal 2017 that was caused by the stage of their programs.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease of $1.9 million in the second quarter of fiscal 2017. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $3.4 million in the quarter were partially offset by $1.6 million in increases from other customers. Another $0.5 million decrease was due to our decision to disengage with a customer due to lack of profitability. Two new customers were added that increased revenue by $ 0.6 million.

The net decrease in demand in the industrial market sector of $0.5 million resulted primarily from decreased demand from customers whose end market has softened.

Gross profit for the second quarter of fiscal 2017 decreased to 10.7% of sales versus 17.3% in the second quarter of the prior fiscal year. The reduction in revenue year over year had the most significant impact on gross profit. Reductions in overhead costs lessened the impact of the lower revenue. Direct labor costs as a percentage of sales were consistent with the same period of the prior year while material costs increased due to customer mix.

Selling and administrative (“S&A”) expense decreased $1.1 million and represented 12.5% of sales in the second quarter of fiscal 2017 compared to 11.3% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and related expenses of $0.7 million driven by headcount reductions and $0.3 million of severance incurred in the second quarter of fiscal 2016. Also, legal and other professional expenses were lower in the second quarter of fiscal 2017 by $0.1 million compared to the second quarter of fiscal 2016.

Interest expense decreased by $0.3 million in the second quarter of fiscal 2017 compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.2 million to the expense in the second quarter of the prior fiscal year compared to this fiscal year. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.13% higher during the second quarter of fiscal 2017 than in the second quarter of the prior fiscal year. Our average outstanding debt balances decreased by $14.6 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 because of the repayment of Term Loan A and the Albuquerque Mortgage Loan as well as lower balances on the Revolving Credit Facility. In the second quarter of fiscal 2017, we incurred roughly $56.0 thousand of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.2 million and $0.4 million for the second quarter of fiscal 2017 and fiscal 2016, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

There was no material income tax expense or benefit in the second quarter of fiscal 2017 or fiscal 2016 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first six months of fiscal 2017, we paid $0.1 million in taxes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Six Months Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 31, 2017	April 1, 2016
(in thousands)
Net sales	$42,344	$66,081

Gross profit	4,075	11,553
Selling and administrative expenses	5,095	7,747
Interest and financing expense	448	802
Income/(loss) before income taxes	(1,468)	3,004
Provision for/(benefit from) income taxes	—	—
Net income/(loss)	$(1,468)	$3,004

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 31, 2017	April 1, 2016

Aerospace & Defense	47%	37%
Medical	30%	46%
Industrial	20%	15%
Communications & Other	3%	2%
	100%	100%

Revenue decreased in the first six months of fiscal 2017 by $23.7 million or 35.9% as compared to the first six months of the prior fiscal year. Revenues from all three major market sectors decreased year over year. The medical market sector decreased $17.2 million, the aerospace & defense market sector decreased $4.9 million and the industrial market sector decreased $1.5 million.

Revenue for the medical market sector decreased $17.2 million primarily due to decreases in demand from two of our larger customers. The lower demand was due to a decline in their end market demand as well as their high inventory position. One of these customers has started ordering again, while we believe the other customer will not increase their demand until early 2018. There were several other customers with more modest reductions year over year due to the stage of their programs.

Various increases and decreases for our aerospace & defense customers resulted in a net decrease of $4.9 million in the first six months of fiscal 2017. Programs frequently fluctuate in demand or come to an end and are replaced by new programs. Aggregate decreases of $5.3 million were partially offset by $3.6 million in increases from other customers. Increases were primarily due to higher demand at several existing customers of $2.5 million while new programs from existing customers increased revenue by another $1.2 million. Also, the winding down of older programs caused a decrease of $2.5 million and the ending of one customer relationship due to low profitability caused an additional decrease of $1.3 million. However, two new customers added $0.8 million in revenue year over year.

The net decrease in demand in the industrial market sector of $1.5 million resulted primarily from decreases in demand due to the softness of the railroad industry. The decreases were partially offset by increased demand from two of our other customers of $0.3 million.

The gross profit for the first six months of fiscal 2017 decreased to 9.6% of sales versus 17.5% in the first six months of the prior fiscal year. The reduction in revenue year over year had the most significant impact on gross profit. Reductions in overhead costs lessened the impact of the lower revenue. Direct labor costs as a percentage of sales were consistent with the same period of the prior year while material costs increased due to customer mix.

Selling and administrative (“S&A”) expense decreased $2.7 million and represented 12.0% of sales in the first six months of fiscal 2017 compared to 11.7% of sales in the first six months of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and related expenses of $1.3 million driven by headcount reductions and severance costs in the first six months of the prior fiscal year of $0.5 million. Lower bad debt expense of $0.4 million was due to better cash collections and reduced accounts receivable aging. Also, legal and other professional expenses were $0.4 million lower in fiscal 2017 compared to fiscal 2016.

Interest expense decreased by $0.4 million in the first six months of fiscal 2017 compared to the first six months of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.05 million to the expense in the first six months of the prior fiscal year compared to this fiscal year. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.16% lower during the first six months of fiscal 2017 than in the first six months of the prior fiscal year. Our average outstanding debt balances decreased by $14.2 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 because of the repayment of Term Loan A and the Albuquerque Mortgage Loan as well as lower balances on the Revolving Credit Facility. In the first six months of fiscal 2017, we incurred roughly $0.1 million of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.3 million and $0.8 million for the first six months of fiscal 2017 and fiscal 2016, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

There was no material income tax expense or benefit in the first six months of fiscal 2017 or fiscal 2016 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first six months of fiscal 2017, we paid $0.1 million in taxes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2017, there were $0.1 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	March 31, 2017	April 1, 2016
(in thousands)
Cash, beginning of period	$845	$407
Net cash flow from:
Operating activities	689	6,616
Investing activities	4,214	(1,270)
Financing activities	(5,239)	(4,627)
Net (decrease) increase in cash and cash equivalents	(336)	719
Cash and cash equivalents at end of period	$509	$1,126

Operating activities

Cash flows used by operations, before considering changes in IEC’s working capital accounts, was $0.3 million for the first six months of fiscal 2017.  Cash flow provided by operations, before considering changes in working capital, in the first six months of fiscal 2016 was $5.3 million.  Net loss of $1.5 million in the first six months of fiscal 2017 compared to net income of $3.0 million during the first six months of the prior fiscal year was the largest component of the change.

Working capital provided cash flows of $1.0 million and $1.3 million in the first six months of fiscal 2017 and fiscal 2016, respectively. The change in working capital in the the first six months of fiscal 2017 was primarily due to decreases in accounts receivable of $2.6 million and increases in accounts payable of $0.9 million. These increases to cashflow were offset by uses of cash related to an increase in inventory of $0.9 million and decrease in accrued expenses of $2.2 million. Accounts receivable decreases were primarily due to lower sales. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows provided by investing activities were $4.2 million for the first six months of fiscal 2017 and used $1.3 million for the first six months of fiscal 2016, respectively.  Cash flows provided in the first six months of fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback, offset by the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning system. Cash flows used in the first six months of fiscal 2016 consisted of purchases of equipment and capitalized software costs.

Financing activities

Cash flows used in financing activities were $5.2 million and $4.6 million for the first six months of fiscal 2017 and 2016, respectively.  During the first six months of fiscal 2017, net repayments under all credit facilities were $5.2 million, with $1.6 million of net borrowings under the Revolver, as defined below, and repayments of $6.8 million for term debt, due largely to the Albuquerque sale-leaseback transaction. During the first six months of fiscal 2016, net repayments under all credit facilities were $4.4 million, with $2.7 million of net repayments under the revolver and repayments of $1.7 million for term debt.

Credit Facilities

At March 31, 2017, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Second Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Second Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to the Fifth Amended and Restated Credit Facility, dated as of June 20, 2016 (“Fifth Amended Credit Agreement”) amounted to $5.5 million, and the maximum available was $13.8 million.  Repayments on the Revolver during the current fiscal year were driven by cash flow from operations discussed above.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

Effective as of May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended Credit Agreement (the “Third Amendment”), that amended the Fifth Amended Credit Agreement. The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Company issued the Term Loan B to

M&T Bank, that amended and restated the Amended and Restated Term Loan B dated December 14, 2015. The Third Amendment revised certain covenants to provide that the Company may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B , which matures on May 5, 2022, now has a principal amount of $6.0 million. The Third Amendment also revised the maximum amount the Company can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus $7.0 million of eligible inventories.

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

Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017, and future requirements of Minimum Quarterly EBITDAS except for the fiscal quarter ending June 30, 2017. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

The Company was in compliance with all debt covenants at March 31, 2017.

The calculation of financial covenants as of the dates indicated follows:

	Limit at		Calculated Amount At
Debt Covenant	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016

Quarterly EBITDAS (000s)	Minimum $240	Minimum $1,080	$375	$1,269
Debt to EBITDAS Ratio	Maximum 4.7	Maximum 3.1x	4.4x	2.0x
Fixed Charge Coverage Ratio	Minimum 0.3x	Minimum 1.25x	0.3x	1.5x
Maximum Inventory	Maximum $25.0m	Maximum $27.0m	$17.9m	$17.0m
Maximum Capital Expenditures	Maximum $4.5m annually	Maximum $4.5m annually	Measured Annually	$3.3m

A reconciliation of EBITDAS to Net income follows:

Three Months Ended
March 31, 2017
(in thousands)
Net income/(loss)	$(615)
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	644
Interest expense	229
Non-cash stock compensation	117
EBITDAS	$375

A reconciliation of Adjusted EBITDA to Net income follows:

Three Months Ended
March 31, 2017
(in thousands)
Net income/(loss)	$(615)
Provision for/(benefit from) income taxes	—
Depreciation and amortization expense	644
Interest expense	229
Non-cash stock compensation	117
Unfinanced capital expenditures	(1,079)
Income taxes paid	—
Adjusted EBITDA	$(704)

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

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our 2016 Annual Report on Form 10-K filed for the fiscal year ended September 30, 2016.  During the six months ended March 31, 2017, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at March 31, 2017 or September 30, 2016.

At March 31, 2017, the Company had $14.7 million of debt, comprised of $13.8 million with variable interest rates and $0.9 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 31, 2017 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.1 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

Our management carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended March 31, 2017. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IEC Electronics Corp.
(Registrant)

May 10, 2017	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer

May 10, 2017	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended March 31, 2017
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Jeffrey T. Schlarbaum
10.2	Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Michael T. Williams
10.3	Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Jens Hauvn
10.4	Third Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of May 5, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.