Form 10-Q
period 2017-06-30
IEC ELECTRONICS CORP
filed 2017-08-09
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
or
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 10,320,419 shares as of August 1, 2017

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 and SEPTEMBER 30, 2016
(unaudited, in thousands, except share and per share data)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$77	$845
Accounts receivable, net of allowance	15,915	17,140
Inventories	18,231	15,384
Assets held for sale	—	4,611
Other current assets	944	1,214
Total current assets	35,167	39,194

Property, plant & equipment, net	16,871	10,994
Other long term assets	172	209
Total assets	$52,210	$50,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$987	$2,908
Current portion of capital lease obligation	210	—
Accounts payable	12,868	10,864
Accrued payroll and related expenses	1,473	3,365
Other accrued expenses	405	529
Customer deposits	721	1,756
Total current liabilities	16,664	19,422

Long-term debt	15,077	16,732
Long-term capital lease obligation	5,417	—
Other long-term liabilities	1,371	379
Total liabilities	38,529	36,533
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,375,907 and 11,330,151 shares, respectively
Outstanding: 10,196,271 and 10,158,713 shares, respectively	102	102
Additional paid-in capital	46,796	46,305
Accumulated deficit	(31,628)	(30,954)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	13,681	13,864
Total liabilities and stockholders’ equity	$52,210	$50,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and NINE MONTHS ENDED JUNE 30, 2017 and JULY 1, 2016
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016

Net sales	$26,489	$32,508	$68,833	$98,590
Cost of sales	22,781	27,045	61,050	81,573
Gross profit	3,708	5,463	7,783	17,017

Selling and administrative expenses	2,604	3,475	7,711	11,222
Operating profit	1,104	1,988	72	5,795

Interest and financing expense	255	389	703	1,191
Income/(loss) before income taxes	849	1,599	(631)	4,604

Provision for/(benefit from) income taxes	43	(6)	43	(6)

Net income/(loss)	$806	$1,605	$(674)	$4,610

Net income/(loss) per common share:
Basic	$0.08	$0.16	$(0.07)	$0.45
Diluted	$0.08	$0.16	$(0.07)	$0.45

Weighted average number of shares outstanding:
Basic	10,193,200	10,211,347	10,176,626	10,210,805
Diluted	10,193,200	10,211,347	10,176,626	10,210,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2017
(unaudited; in thousands)

	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2016	$102	$46,305	$(30,954)	$(1,589)	$13,864

Net loss	—	—	(674)	—	(674)
Stock-based compensation	—	468	—	—	468
Employee stock plan purchases	—	27	—	—	27
Shares withheld for payment of taxes upon vesting of restricted stock	—	(4)	—	—	(4)
Balances, June 30, 2017	$102	$46,796	$(31,628)	$(1,589)	$13,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2017 and JULY 1, 2016
(unaudited; in thousands)

	Nine Months Ended
	June 30, 2017	July 1, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(674)	$4,610
Non-cash adjustments:
Stock-based compensation	468	324
Incentive compensation shares returned	—	(60)
Depreciation and amortization	1,981	2,432
Loss on sale of property, plant and equipment	4	1
Reserve for doubtful accounts	(169)	253
Provision for excess/obsolete inventory	(93)	(34)
Amortization of deferred gain on sale leaseback	(45)	(3)
Changes in assets and liabilities:
Accounts receivable	1,394	5,572
Inventory	(2,754)	5,674
Other current assets	270	104
Other long term assets	7	3
Accounts payable	2,004	(4,720)
Accrued expenses	(2,016)	644
Customer deposits	(1,035)	(2,575)
Other long term liabilities	(124)	25
Net cash flows (used in)/provided by operating activities	(782)	12,250

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,035)	(2,165)
Proceeds from disposal of property, plant and equipment	5	—
Proceeds from sale-leaseback	5,750	—
Net cash flows provided by/(used in) investing activities	3,720	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	36,143	43,116
Repayments of revolving line of credit	(30,514)	(50,315)
Repayments under other loan agreements	(9,146)	(2,456)
Repayments under capital lease	(123)	—
Debt issuance costs	(89)	(241)
Proceeds from employee stock plan purchases	27	7
Cash paid for taxes upon vesting of restricted stock	(4)	—
Net cash flows used in financing activities	(3,706)	(9,889)

Net cash (decrease)/increase for the period	(768)	196
Cash, beginning of period	845	407
Cash, end of period	$77	$603

Supplemental cash flow information
Interest paid	687	$1,188
Income taxes paid	116	3
Property, plant and equipment additions financed through capital lease	5,750	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking. As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, ISO 13485 and Nadcap.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its website at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2017 (“fiscal 2017”), the fiscal quarters ended on December 30, 2016, March 31, 2017 and June 30, 2017. For the fiscal year ended September 30, 2016 (“fiscal 2016”), the fiscal quarters ended on January 1, 2016, April 1, 2016 and July 1, 2016.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) that merged into IEC on December 28, 2016; IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”), formerly Dynamic Research and Testing Laboratories, LLC; and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2017 and July 1, 2016 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were identified or recorded by IEC for PP&E or intangible assets during the three and nine months ended June 30, 2017 and July 1, 2016.

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

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, ASC 450-10 (Contingencies) requires that the Company determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

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

There were no deferred grants recorded during the three and nine months ended June 30, 2017. The outstanding grant balance was $0.2 million and $0.3 million at June 30, 2017 and September 30, 2016, respectively.

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings.  IEC believes that recorded value approximates fair value for all cash, accounts receivable, accounts payable and accrued liabilities. See Note 6—Fair Value of Financial Instruments for a discussion of the fair value of IEC’s borrowings.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and nine months of fiscal 2017 or fiscal 2016.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  Service revenue, including material management, design and repair work revenue, amounted to less than 5% of total revenue in each of the three and nine months ended June 30, 2017 and July 1, 2016.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2014 through fiscal year ended September 30, 2016. The federal income tax audit for the fiscal year ended September 30, 2013 concluded during the first nine months of fiscal 2017 and resulted in no change to reported tax.

Dividends

IEC does not pay dividends on its common stock as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement, as amended, with M&T Bank includes certain restrictions on paying cash dividends, as more fully described in Note 5—Credit Facilities.

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

Recently Issued Accounting Standards Not Yet Adopted

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) was issued May 2014 and updates the principles for recognizing revenue.  This ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. FASB ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” was issued in March 2016 and improves implementation guidance on principal versus agent considerations. FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period.  Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is continuing to evaluate the effect this guidance will have on its consolidated financial statements, including potential impacts on the amount and timing of revenue recognition and additional information that may be necessary for the required expanded disclosures.  The Company has identified key personnel to evaluate the guidance and attended training, and started the process to formulate a time line to review the Company’s revenue streams, existing inventory contracts, and apply the five-step model to those contracts to evaluate the quantitative and qualitative impacts of the new standard.  The Company plans to adopt this ASU, as amended, in the first quarter of fiscal 2019.

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

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force” was issued in August 2016. This ASU clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate a significant impact on its financial statements upon adoption.

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the nine months ended June 30, 2017 and July 1, 2016 follows

	Nine Months Ended
Allowance for doubtful accounts	June 30, 2017	July 1, 2016
(in thousands)
Allowance, beginning of period	$226	$423
(Reversal)/provision for doubtful accounts	(169)	253
Write-offs/recoveries	15	(298)
Allowance, end of period	$72	$378

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 30, 2017	September 30, 2016
(in thousands)
Raw materials	$8,872	$7,513
Work-in-process	6,681	5,932
Finished goods	2,678	1,939
Inventories	$18,231	$15,384

NOTE 4—PROPERTY, PLANT & EQUIPMENT

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant & Equipment	June 30, 2017	September 30, 2016
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,910	8,910
Building under capital lease	5,750	—
Machinery and equipment	27,944	26,905
Furniture and fixtures	7,476	7,489
Construction in progress	3,516	3,079
Total property, plant and equipment, at cost	54,384	47,171
Accumulated depreciation	(37,513)	(36,177)
Property, plant and equipment, net	$16,871	$10,994

Depreciation expense during the three and nine months ended June 30, 2017 and July 1, 2016 follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
(in thousands)
Depreciation expense	$624	$717	$1,921	$2,364

NOTE 5—CREDIT FACILITIES

A summary of borrowings at period end follows:

			June 30, 2017		September 30, 2016
Debt	Fixed/ Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022	$9,590	3.72%	$3,961	3.28%
Term Loan A(1)	f	2/1/2020	—	—	3,693	3.98
Term Loan B	v	5/5/2022	5,928	3.80	8,983	3.03
Albuquerque Mortgage Loan(1)	v	2/1/2018	—	—	2,200	3.55
Celmet Building Term Loan	f	11/7/2018	834	4.72	932	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond(1)	f	3/1/2019	—	—	100	5.63
Total debt, gross			16,352		19,869
Unamortized debt issuance costs			(288)		(229)
Total debt, net			16,064		19,640
Less: current portion			(987)		(2,908)
Long-term debt			$15,077		$16,732

(1) The Albuquerque Mortgage Loan and the Albuquerque Industrial Revenue Bond were repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease. The proceeds from the transaction were also used to pay down Term Loan A, which was subsequently paid off in due course.

M&T Bank Credit Facilities

Effective as of May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended and Restated Credit Agreement (the “Third Amendment”), that amended the Fifth Amended Credit Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility agreement dated as of November 28, 2016 (“Fifth Amended Credit Agreement”). The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Term Loan B to M&T Bank was amended and restated. The Third Amendment revised certain covenants to provide that the Company may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million. The Third Amendment also revised the maximum amount the Company can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus up to $7.0 million of eligible inventories. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

Individual debt facilities provided under the Fifth Amended Credit Agreement, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $16.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal was being repaid in 108 equal monthly installments of $93 thousand. The proceeds of the sale-leaseback transaction described in Note 12—Capital Lease were used to pay down the loan, which was paid off January 1, 2017.

c)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of the Third Amendment, the principal was modified to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand.

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan was secured by real property in Albuquerque, NM, and principal was being repaid in equal monthly installments of $22 thousand. The loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the Fourth Amended and Restated Credit Facility Agreement dated as of January 18, 2013. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal is being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment of $672 thousand due at maturity.

Borrowing Base

Under the Fifth Amended Credit Agreement, as amended, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $7.0 million) or (ii) $16.0 million at June 30, 2017 and $20.0 million at September 30, 2016.

At June 30, 2017 and September 30, 2016, the upper limit on Revolver borrowings was $16.0 million and $16.4 million, respectively. Average Revolver balances amounted to $5.0 million during the nine months ended June 30, 2017.

Interest Rates

Under the Fifth Amended Credit Agreement, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. Under the Third Amendment, the applicable marginal interest rate was fixed on May 5, 2017 through the fiscal quarter ending March 31, 2018, as follows: 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $11.7 thousand and $21.1 thousand during the three months ended June 30, 2017 and July 1, 2016, respectively. Fees incurred amounted to $43.6 thousand and $44.9 thousand during the nine months ended June 30, 2017 and July 1, 2016, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Fifth Amended Credit Agreement, as amended, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017, and future requirements of Minimum Quarterly EBITDAS except for the fiscal quarter ended June 30, 2017. The Company is required to maintain (i) for the quarter ended June 30, 2017, a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), and (iii) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). The Fixed Charge Coverage Ratio will initially be measured for a trailing six months ended September 30, 2017. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis for fiscal 2017.

Covenant ratios in effect at June 30, 2017, pursuant to the Fifth Amended Credit Agreement, as amended by the Third Amendment, are as follows:

Minimum Quarterly EBITDAS:
Fiscal Quarter ended 6/30/2017, using trailing twelve months	$2,323,300
Maximum Capital Expenditures:
Measured annually	Maximum $3.5m

The Fifth Amended Credit Agreement provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with all debt covenants at June 30, 2017.

Other Borrowings

When IEC acquired Albuquerque, the Company assumed responsibility for a $0.1 million Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond was paid semiannually, and principal was due in its entirety at maturity. The Bond was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings for the next five years taking into consideration the Fifth Amended Credit Agreement, as amended, follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June
2018	$987
2019 (1)	1,561
2020	857
2021	857
2022 and thereafter (2)	12,090
$16,352
(1) Includes final payment of the Celmet Building Term Loan on November 7, 2018.
(2) Includes Revolver balance of $9.6 million at June 30, 2017.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company's debt is carried at historical cost on the balance sheet. The fair value and carrying value of the Celmet Building Term Loan at June 30, 2017 were both $0.8 million. The fair value and carrying value of the Celmet Building Term Loan as of September 30, 2016 were both $0.9 million.

The fair value of the remainder of the Company’s debt approximated carrying value at June 30, 2017 and September 30, 2016 as it is variable rate debt.

NOTE 7—WARRANTY RESERVES

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 30, 2017	July 1, 2016
(in thousands)
Reserve, beginning of period	$180	$399
Provision	100	126
Warranty costs	(125)	(228)
Reserve, end of period	$155	$297

NOTE 8—STOCK-BASED COMPENSATION

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

Stock-based compensation expense recorded under the 2010 and 2001 Plans, including the ESPP, totaled $0.2 million and $0.5 million for the three and nine months ended June 30, 2017, respectively. Stock-based compensation expense recorded under the 2010 and 2001 Plans, including the ESPP, totaled $0.2 million and $0.3 million for the three and nine months ended July 1, 2016, respectively. During the nine months ended July 1, 2016, incentive compensation shares were returned by the Company’s former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At June 30, 2017, there were 231,541 shares available to be issued under the 2010 Plan.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 30, 2017 and July 1, 2016 are included in the table below.

	Nine Months Ended
Valuation of Options	June 30, 2017	July 1, 2016
Assumptions for Black-Scholes:
Risk-free interest rate	1.50%	1.10%
Expected term in years	4.0	4.0
Volatility	39%	39%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	57,500	10,000
Weighted average fair value per share	$1.19	$1.40
Fair value of options granted (000s)	$68	$14

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 30, 2017		July 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	759,795	$4.43	717,645	$4.40
Granted	57,500	3.64	10,000	4.64
Exercised	—	—	—	—
Forfeited	(33,000)	5.58	(17,250)	5.82
Expired	(29,750)	5.04	—	—
Outstanding, end of period	754,545	$4.29	710,395	$4.37

For options expected to vest
Number expected to vest	735,846	$4.30	686,417	$4.38
Weighted average remaining contractual term, in years	4.7		5.2
Intrinsic value (000s)		$—		$74

For exercisable options
Number exercisable	326,972	$4.44	265,286	$4.82
Weighted average remaining contractual term, in years	4.1		4.2
Intrinsic value (000s)		$—		$19

For non-exercisable options
Expense not yet recognized (000s)		$477		$553
Weighted average years to be recognized	2.1		2.8

Changes in the number of non-vested options outstanding, together with other related data, follows:

	Nine Months Ended
	June 30, 2017		July 1, 2016
Stock Options	Number of Options	Wgtd. Avg. Grant Date Fair Value	Number of Options	Wgtd. Avg. Grant Date Fair Value
Non-vested, beginning of period	489,109	$1.43	546,145	$1.41
Granted	57,500	1.19	10,000	1.40
Vested	(119,036)	1.42	(111,036)	1.43
Forfeited	—	—	—	—
Non-vested, end of period	427,573	$1.41	445,109	$1.41

Restricted (Non-vested) Stock

Certain holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other IEC common stockholder.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 30, 2017		July 1, 2016
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	228,759	$4.40	54,960	$4.23
Granted	194,766	3.62	187,449	4.43
Vested	(29,948)	4.25	(12,300)	4.23
Shares withheld for payment of taxes upon vesting of restricted stock	(1,036)	3.86	(150)	4.20
Forfeited	—	—	—	—
Outstanding, end of period	392,541	$4.02	229,959	$4.39

For non-vested shares
Expense not yet recognized (000s)		$1,021		$988
Weighted average remaining years for vesting	2.1		2.4

For shares vested
Aggregate fair value on vesting dates (000s)		$113		$47

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, Board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   The Company has not paid any meeting fees in stock since May 21, 2013.

NOTE 9—INCOME TAXES

Provision for income taxes during each of the three and nine months ended June 30, 2017 and July 1, 2016 follows:

	Three Months Ended		Nine Months Ended
Income Tax Provision/Benefit	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
(in thousands)
Provision for/(benefit from) income taxes	$43	$(6)	$43	$(6)

The Company has recorded a full valuation allowance on all deferred tax assets. Although a full valuation allowance has been recorded for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset future taxable income and reduce cash tax payments. IEC had federal gross NOLs for income tax purposes of approximately $31.7 million at September 30, 2016, expiring mainly in years 2022 through 2025 and 2034 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

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

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Aerospace & Defense	53%	43%	49%	39%
Medical	30%	39%	30%	44%
Industrial	15%	16%	18%	15%
Communications & Other	2%	2%	3%	2%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the nine months ended June 30, 2017. One customer was from the Medical sector and represented 15% of sales, while the other was from the Aerospace & Defense sector and represented 12% of sales for the nine months ended June 30, 2017. Two individual customers each represented 10% or more of sales for the nine months ended July 1, 2016.  Both customers were from the Medical sector, and represented 17% of sales each.

Three individual customers represented 10% or more of receivables and accounted for 39% of the outstanding balance at June 30, 2017. Four individual customers represented 10% or more of receivables and accounted for 44% of the outstanding balances at July 1, 2016.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

NOTE 11—LITIGATION

From time to time, the Company may be involved in legal action in the ordinary course of its business, but management does not believe that any such proceedings, individually or in the aggregate, will have a material effect on the Company’s condensed consolidated financial statements.

NOTE 12—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of the Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $0.1 million holdback held subject to a holdback of funds agreement. The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.8 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the condensed consolidated balance sheet. The proceeds from the transaction were used to pay off the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, the Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent is approximately $0.5 million and is subject to an annual increase equal to the lesser of two percent or 1.25 times the change in the Consumer Price Index. Late payments incur a charge of 5% and bear interest at a rate of 18% or the highest rate permitted by law. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June
2018	$480
2019	490
2020	499
2021	509
2022 and thereafter	6,016
Total capital lease payments	7,994
Less: amounts representing interest	(2,367)
Present value of minimum lease payment	$5,627

NOTE 13—EARNINGS (LOSS) PER SHARE

The Company applies the two-class method to calculate and present net income (loss) per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income (loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the nine months ended June 30, 2017 and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as restricted stock and restricted stock units.  Options, restricted stock and restricted stock units are primarily held by directors, officers and certain employees.

A summary of shares used in the earnings per share (“EPS”) calculations follows:

	Three Months Ended		Nine Months Ended
Earnings Per Share	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Basic net income (loss) per share:
Net income (loss)	$806	$1,605	$(674)	$4,610
Less: Income attributable to non-vested shares	(10)	(18)	—	(52)
Net income (loss) available to common stockholders	$796	$1,587	$(674)	$4,558

Weighted average common shares outstanding	10,193,200	10,211,347	10,176,626	10,210,805

Basic net income (loss) per share	$0.08	$0.16	$(0.07)	$0.45

Diluted net income (loss) per share:
Net income (loss)	$806	$1,605	$(674)	$4,610

Shares used in computing basic net income (loss) per share	10,193,200	10,211,347	10,176,626	10,210,805
Dilutive effect of non-vested shares	—	—	—	—
Shares used in computing diluted net income (loss) per share	10,193,200	10,211,347	10,176,626	10,210,805

Diluted net income (loss) per share	$0.08	$0.16	$(0.07)	$0.45

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Anti-dilutive shares excluded	1,147,086	940,354	1,147,086	940,354

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

Employees are our single greatest resource. IEC’s total employees numbered 595, all of which are full time employees, at June 30, 2017. We decreased by 39 employees during fiscal 2017, mainly driven by lower volumes in fiscal 2017. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 30, 2017	July 1, 2016
(in thousands)
Net sales	$26,489	$32,508

Gross profit	3,708	5,463
Selling and administrative expenses	2,604	3,475
Interest and financing expense	255	389
Income before income taxes	849	1,599
Provision for/(benefit from) income taxes	43	(6)
Net income	$806	$1,605

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 30, 2017	July 1, 2016
Aerospace & Defense	53%	43%
Medical	30%	39%
Industrial	15%	16%
Communications & Other	2%	2%
	100%	100%

Revenue decreased in the third quarter of fiscal 2017 by $6.0 million or 18.5% as compared to the third quarter of the prior fiscal year. The medical market sector decreased $4.9 million, the industrial market sector decreased $1.1 million offset by aerospace & defense market sector increase of $0.2 million.

Revenue for the medical market sector decreased primarily due to a decrease in demand from one customer. The lower demand was due to a decline in their end market demand as well as their inventory position. We anticipate this customer will not increase their demand until early fiscal 2018. We had several other medical customers with higher demand during the third quarter of fiscal 2017 but these increases were offset by others with lower demand.

Various increases and decreases for our aerospace & defense customers resulted in a net increase of $0.2 million in the third quarter of fiscal 2017. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases of $4.0 million in the quarter were partially offset by $2.4 million in increases from other customers. Another $0.4 million decrease was due to our decision to disengage with a customer due to lack of profitability. Two new customers increased revenue by $2.3 million.

The net decrease in demand in the industrial market sector of $1.1 million resulted primarily from decreased demand from multiple customers whose end market has softened.

Gross profit for the third quarter of fiscal 2017 decreased to 14.0% of sales versus 16.8% in the third quarter of the prior fiscal year. The reduction in revenue year over year had the most significant impact on gross profit. Reductions in overhead costs lessened the impact of the lower revenue.

Selling and administrative (“S&A”) expense decreased $0.9 million and represented 9.8% of sales in the third quarter of fiscal 2017 compared to 10.7% of sales in the same quarter of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and related expenses of $0.6 million driven by headcount reductions. Also, other professional expenses were lower in the third quarter of fiscal 2017 by $0.2 million compared to the third quarter of fiscal 2016.

Interest expense decreased by $0.1 million in the third quarter of fiscal 2017 compared to the same quarter of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million to the expense in the third quarter of the prior fiscal year compared to this fiscal year. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.17% higher during the third quarter of fiscal 2017 than in the third quarter of the prior fiscal year. Our average outstanding debt balances decreased by $8.5 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 because of the repayment of Term Loan A and the Albuquerque Mortgage Loan, offset by higher balances on the Revolving Credit Facility. In the third quarter of fiscal 2017, we incurred approximately $69.5 thousand of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.2 million and $0.4 million for the third quarter of fiscal 2017 and fiscal 2016, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

There was no material income tax expense or benefit in the third quarter of fiscal 2016 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first nine months of fiscal 2017, we paid $0.1 million in taxes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Nine Months Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 30, 2017	July 1, 2016
(in thousands)
Net sales	$68,833	$98,590

Gross profit	7,783	17,017
Selling and administrative expenses	7,711	11,222
Interest and financing expense	703	1,191
Income/(loss) before income taxes	(631)	4,604
Provision for/(benefit from) income taxes	43	(6)
Net income/(loss)	$(674)	$4,610

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 30, 2017	July 1, 2016
Aerospace & Defense	49%	39%
Medical	30%	44%
Industrial	18%	15%
Communications & Other	3%	2%
	100%	100%

Revenue decreased in the first nine months of fiscal 2017 by $29.8 million or 30.2% as compared to the first nine months of the prior fiscal year. Revenues from all three major market sectors decreased year over year. The medical market sector decreased $22.1 million, the aerospace & defense market sector decreased $4.7 million and the industrial market sector decreased $2.7 million.

Revenue for the medical market sector decreased $22.1 million primarily due to decreases in demand from two of our larger customers. The lower demand was due to a decline in their end market demand as well as their inventory position. One of these customers resumed sales in the third quarter of fiscal 2017, while we believe the other customer will not increase their demand until early fiscal 2018. One other customer had a decrease of $1.3 million due to the discontinuation of their program.

Various increases and decreases for our aerospace & defense customers resulted in a net revenue decrease of $4.7 million in the first nine months of fiscal 2017. Programs frequently fluctuate in demand or come to an end and are replaced by new programs. Aggregate decreases of $8.1 million were partially offset by $3.1 million in increases from other customers. The ending of one customer relationship due to low profitability caused an additional decrease of $1.7 million. However, five new customers added $2.1 million in revenue year over year.

The net revenue decrease in demand in the industrial market sector of $2.7 million resulted primarily from decreases in demand due to the softness of the railroad industry. The decreases were partially offset by increased demand from one new customer of $0.4 million.

The gross profit for the first nine months of fiscal 2017 decreased to 11.3% of sales versus 17.3% in the first nine months of the prior fiscal year. The reduction in revenue year over year had the most significant impact on gross profit. Reductions in overhead costs lessened the impact of the lower revenue.

Selling and administrative (“S&A”) expense decreased $3.5 million and represented 11.2% of sales in the first nine months of fiscal 2017 compared to 11.4% of sales in the first nine months of the prior fiscal year. The decrease in S&A expense was primarily due to lower wage and related expenses of $2.4 million driven by headcount reductions and severance costs incurred in the first nine months of the prior fiscal year of $0.5 million. Lower bad debt expense of $0.4 million was due to better cash collections and reduced accounts receivable aging. Also, legal and other professional expenses were $0.5 million lower in fiscal 2017 compared to fiscal 2016.

Interest expense decreased by $0.5 million in the first nine months of fiscal 2017 compared to the first nine months of the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million to the expense in the first nine months of the prior fiscal year compared to this fiscal year. The weighted average interest rate on IEC’s debt, excluding the impact of the interest rate swap, was 0.07% lower during the first nine months of fiscal 2017 than in the first nine months of the prior fiscal year. Our average outstanding debt balances decreased by $12.5 million in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 because of the repayment of Term Loan A and the Albuquerque Mortgage Loan as well as lower balances on the Revolving Credit Facility. In the first nine months of fiscal 2017, we incurred approximately $0.2 million of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.5 million and $1.2 million for the first nine months of fiscal 2017 and fiscal 2016, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

There was no material income tax expense or benefit in the first nine months of fiscal 2016 as we have net operating loss (“NOL”) carryforwards to offset any current tax expense and a full valuation on all deferred tax assets.

With respect to tax payments, in the near term IEC expects to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first nine months of fiscal 2017, we paid $0.1 million in taxes. At the end of fiscal 2016, the NOL carryforwards amounted to approximately $31.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2017, there were $0.3 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	June 30, 2017	July 1, 2016
(in thousands)
Cash, beginning of period	$845	$407
Net cash flow from:
Operating activities	(782)	12,250
Investing activities	3,720	(2,165)
Financing activities	(3,706)	(9,889)
Net (decrease) increase in cash and cash equivalents	(768)	196
Cash and cash equivalents at end of period	$77	$603

Operating activities

Cash flows provided by operations, before considering changes in IEC’s working capital accounts, was $1.5 million and $7.5 million for the first nine months of fiscal 2017 and 2016, respectively. Net loss of $0.7 million in the first nine months of fiscal 2017 compared to net income of $4.6 million during the first nine months of the prior fiscal year was the largest component of the change.

Working capital used cash flows of $2.3 million in the first nine months of fiscal 2017. Working capital provided cash flows of $4.7 million in the first nine months of fiscal 2016. The change in working capital in the first nine months of fiscal 2017 was primarily due to decreases in accounts receivable of $1.4 million and increases in accounts payable of $2.0 million. These increases to cash flow were offset by uses of cash related to an increase in inventory of $2.8 million and decrease in accrued expenses and customer deposits of $2.0 million and $1.0 million, respectively. Accounts receivable decreases were primarily due to lower sales. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows provided by investing activities were $3.7 million for the first nine months of fiscal 2017 and used $2.2 million for the first nine months of fiscal 2016, respectively.  Cash flows provided in the first nine months of fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback, partially offset by the purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system. Cash flows used in the first nine months of fiscal 2016 consisted of purchases of equipment and capitalized ERP costs.

Financing activities

Cash flows used in financing activities were $3.7 million and $9.9 million for the first nine months of fiscal 2017 and 2016, respectively.  During the first nine months of fiscal 2017, net repayments under all credit facilities were $3.5 million, with $5.6 million of net borrowings under the Revolver, as defined below, and repayments of $9.1 million for term debt, due largely to the Albuquerque sale-leaseback transaction and the May 5, 2017 bank amendment, discussed below. During the first nine months of fiscal 2016, net repayments under all credit facilities were $9.7 million, with $7.2 million of net repayments under the revolver and repayments of $2.5 million for term debt.

Credit Facilities

At June 30, 2017, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Third Amendment to Fifth Amended and Restated Credit Facility Agreement effective as of May 5, 2017 (the “Third Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility Agreement, dated as of November 28, 2016 (the “Second Amendment”) (collectively, the “Fifth Amended Credit Agreement”) amounted to $9.6 million, and the maximum available was $16.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Term Loan B to M&T Bank was amended and restated. The Third Amendment revised certain covenants to provide that the we may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million. The Third Amendment also revised the maximum amount we can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus up to $7.0 million of eligible inventories. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the repurchase of our common stock under certain circumstances without M&T Bank’s prior written consent.

The Fifth Amended Credit Agreement, as amended, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017, and future requirements of Minimum Quarterly EBITDAS except for the fiscal quarter ended June 30, 2017. We are required to maintain (i) for the quarter ended June 30, 2017, a minimum level of quarterly EBITDAS, as defined below (“Quarterly EBITDAS”), (ii) a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”), and (iii) a maximum amount of capital expenditures (“Maximum Capital Expenditures”). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). The Fixed Charge Coverage Ratio will initially be measured for a trailing six months ended September 30, 2017. The Maximum Capital Expenditures covenants allow for a maximum amount of capital expenditures on an annual basis for fiscal 2017.

We were in compliance with all debt covenants at June 30, 2017.

The calculation of financial covenants at June 30, 2017 follows:

Debt Covenant	Limit	Calculated Amount
EBITDAS (000s)	Minimum $2,323, using trailing twelve months	$3,715
Fixed Charge Coverage Ratio	Minimum 1.10x	Measured at September 30, 2017, using trailing six month
Maximum Capital Expenditures	Maximum $3.5m annually	Measured Annually

A reconciliation of EBITDAS to Net income follows:

Trailing Twelve Months EBITDAS	June 30, 2017
(in thousands)
Net income/(loss)	$(498)
Provision for income taxes	119
Depreciation and amortization expense	2,603
Interest expense	904
Non-cash stock compensation	587
EBITDAS	$3,715

We present EBITDAS because certain covenants in our credit facilities are tied to this measure. EBITDAS is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. EBITDAS as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2016.  During the nine months ended June 30, 2017, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at June 30, 2017 or September 30, 2016.

At June 30, 2017, the Company had $16.4 million of debt, comprised of $15.5 million with variable interest rates and $0.8 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of June 30, 2017 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

Our management carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended June 30, 2017. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be involved in legal actions in the ordinary course of its business, but management does not believe that any such proceedings, individually or in the aggregate, will have a material effect on the Company’s condensed consolidated financial statements.

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

IEC Electronics Corp.
(Registrant)

August 9, 2017	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2017	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer
(Principal Financial Officer)

IEC ELECTRONICS CORP.
Form 10-Q for Quarter Ended June 30, 2017
INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Third Amendment to Fifth Amended and Restated Credit Facility Agreement effective as of May 5, 2017 (incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

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