Form 10-K
period 2017-09-30
IEC ELECTRONICS CORP
filed 2017-12-06
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2017
or
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 315-331-7742

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NYSE AMERICAN LLC
(Title of each class)	(Name of each exchange on which registered)

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
Yes ☐ No ☒

At March 31, 2017, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2017, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $34,410,666 (based on the closing price of the registrant’s common stock on the NYSE American on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of December 1, 2017, there were 10,325,507 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“Form 10-K”) contains forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

All forward-looking statements included in this Form-10-K are made only as of the date indicated or as of the date of this Form 10-K. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1.	BUSINESS

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Wire and Cable, Inc (“Wire and Cable”) that merged into IEC on December 28, 2016, IEC Electronics Corp-Albuquerque (“Albuquerque”), IEC Analysis & Testing Laboratory, LLC (“ATL”) and IEC California Holdings, Inc. The Rochester unit, formerly known as Celmet, operates as a division of IEC.

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

We are a 100% US manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

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

Organization

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

On December 17, 2010, we acquired the assets of Southern California Braiding Co., Inc., a privately held company principally engaged in providing wire and cable products to aerospace and defense markets. The business was operated through IEC’s subsidiary, Southern California Braiding, Inc. (“SCB”). SCB was divested during the fourth quarter of 2015.

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

IEC’s Strategy

IEC is focused on providing services for life-saving and mission critical products in the medical, industrial, aerospace and defense sectors that require a sophisticated level of manufacturing support. We offer our customers a full range of manufacturing services, combined with advanced scientific technical support to ensure their products perform for the critical applications for which they are intended. The ability to solve our customers' technical challenges, meet their stringent quality requirements, and integrate seamlessly within their supply chain, is the value add that IEC brings.

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

Suppliers

Although we depend on a limited number of key suppliers, as a result of strategic relationships we have established with them, the Company frequently benefits from one or more of the following enhancements: reduced lead-times; competitive pricing; favorable payment terms; and preference during periods of limited supply. We have preferred supplier partnership agreements in place to support our business generally and to ensure access to custom commodities, such as printed circuit boards.

For the year ended September 30, 2017 (“fiscal 2017”), IEC obtained 30% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics, Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

	Years Ended
% of Sales by Sector	September 30, 2017	September 30, 2016

Aerospace and Defense	52%	40%
Medical	28%	42%
Industrial	18%	16%
Other	2%	2%
	100%	100%

Individual customers representing 10% or more of sales in fiscal 2017 included Baxter Corporation (“Baxter”) (14%), in the medical sector, and ViaSat Inc. (13%), in the aerospace and defense sector, and in fiscal 2016, Zoll Lifecor Corporation (15%), and Baxter (15%), both of which are in the medical sector.

Three customers represented 10% or more of receivables at September 30, 2017. Two customers in the aerospace and defense sector and one customer in the medical sector together accounted for 42% of the outstanding balances at September 30, 2017. Three customers represented 10% or more of receivables at September 30, 2016. One customer each in the medical, aerospace and defense, and industrial sectors together accounted for 40% of the outstanding balances at September 30, 2016.

Backlog

Our backlog at the end of fiscal 2017 was $72.1 million, which is 33.3% higher than $54.1 million at the end of fiscal 2016. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $66.3 million of our backlog at September 30, 2017 is expected to be shipped within the fiscal year ending September 30, 2018 (“fiscal 2018”), with the remainder expected to ship in future years. This compares to $46.3 million that was expected to be shipped within 12 months from year-end as of September 30, 2016, with the remainder at such time that was expected to be shipped greater than 12 months from the prior year-end.

Governmental Regulation

Our operations are subject to certain United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to environmental protection, waste management, and employee health and safety matters. We believe that our business is operated in substantial compliance with all applicable laws and governmental regulations. While current costs of compliance, including compliance with environmental laws, are not material, our expenses could increase if new laws, regulations or requirements were to be introduced. Some of our medical and other customers are highly regulated. Any failure to comply by customers, related to products we produce for them, can delay or disrupt their orders from us.

Employees

Employees are our single greatest resource. IEC’s total employees numbered 565, all of which are full time employees, at September 30, 2017. The Company decreased by 69 employees during fiscal 2017, mainly driven by lower volumes in fiscal 2017. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Sale-Leaseback Transaction

On November 18, 2016, we completed a sale-leaseback transaction pursuant to which our subsidiary, Albuquerque, sold certain property, including its manufacturing facility located in Albuquerque, New Mexico, to Store Capital Acquisitions, LLC for an aggregate purchase price of approximately $5.8 million including a $120.0 thousand holdback. Proceeds from this transaction were used to pay the mortgage on such property and pay down Term Loan A, as discussed in Note 5—Credit Facilities. As part of the transaction, Albuquerque entered into a lease for the property for an initial term of 15 years that may be renewed twice for five-year terms. The initial base annual rental is approximately $474.0 thousand and is subject to certain annual increases. In addition, we entered into a separate payment and performance guaranty with Store Capital Acquisitions, LLC with respect to the lease. The sale-leaseback transaction is further described in Note 12—Capital Lease.

Patents and Trademarks

We hold one patent and have two patent applications pending related to counterfeit detection. We employ various registered trademarks. We do not believe that either patent or trademark protection is material to the operation of our business.

Item 1A.	RISK FACTORS

We depend on a relatively small number of customers, the loss of one or more of whom may negatively affect our operating results.

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2017 and 2016, our five largest customers accounted for 49% and 53% of net sales, respectively. During fiscal 2017, we saw a significant reduction in sales to two large customers. The percentage of our sales to our major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

The agreements and instruments governing our secured bank credit facility (the “Credit Facility”) with Manufacturers and Traders Trust Company (“M&T Bank”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of a fixed charge coverage ratio (“Financial Covenants”). The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to:

•	incur debt;

•	incur or maintain liens;

•	make acquisitions of businesses or entities;

•	make investments, loans or advances;

•	enter into guarantee agreements;

•	engage in mergers, consolidations or certain sales of assets;

•	engage in transactions with affiliates;

•	pay dividends at the parent level, or engage in stock redemptions or repurchases; and

•	make capital expenditures.

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

During fiscal years 2017 and 2016, our sales to customers serving the aerospace and defense industries approximated 52% and 40% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

The medical sector represented approximately 28% and 42% of our sales during fiscal 2017 and fiscal 2016, respectively. Medical device industries are intensely competitive and heavily regulated. Medical businesses must operate within an evolving regulatory and risk environment, with ongoing pricing and cost pressures, and adoption of new business models driven by scientific and technological advances. Any significant change in production rates or any restructuring by customers in this sector would likely have a material effect on our results of operations. There is no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the medical sector could have a negative impact on our business and financial results.

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

In fiscal 2015, our internal control over financial reporting and procedures related thereto had been deficient. Although we have taken remedial measures, our previous deficiencies could have a material adverse effect on our business and on our investors’ confidence in our reported financial information, and there is no guarantee that our internal control over financial reporting and procedures will not fail in the future.

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

We do not expect the Administrative Order to have any direct material impact on our business and operations. However, we may suffer indirect consequences as a result of the settlement. The SEC settlement could also make it more difficult to attract and retain qualified individuals to serve on our board of directors or as executive officers. Further, if we are found to be in violation of the Administrative Order, we may be subject to additional enforcement actions or lawsuits that could lead to added penalties and consequences. The costs of such actions and of defending lawsuits could be significant and exceed the amount of our available insurance coverage. Governmental scrutiny, pending or future investigations by regulators or law enforcement agencies or legal proceedings involving us or our affiliates could have a negative impact on our reputation and on the morale and performance of employees, as well as on business retention and sales, which could adversely affect our business and results of operations.

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

For fiscal 2017, IEC obtained 30% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics, Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes. Epicor will assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Enterprise resource planning (“ERP”) system implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. As part of the Epicor implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While Epicor is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve.

Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP system implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be further impacted.

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

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	AO,M,W,D	47,000	Owned	N/A
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Leased	11/18/2031

Our properties are generally in good condition and are suitable for their intended purposes. We have granted mortgages on the Newark and Rochester properties to secure certain of our obligations to M&T Bank.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings individually or in the aggregate, will have a material effect on our consolidated financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at September 30, 2017 were as follows:

	Age
Jeffrey T. Schlarbaum	51	President and Chief Executive Officer
Michael T. Williams	50	Vice President of Finance and Chief Financial Officer
Jens Hauvn	50	Senior Vice President, Operations

Jeffrey T. Schlarbaum, age 51, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Since July 2017, Mr. Schlarbaum also serves as a director and member of the audit committee of Lakeland Industries, Inc.

Michael T. Williams, age 50, has served as our Vice President, Finance since February 2014 and was appointed as Chief Financial Officer in June 2014. From October 2013 until February 2014, Mr. Williams served as a consultant with JC Jones & Associates, LLC, a business and financial consulting firm, where he provided advice regarding regulatory compliance. Previously, he was employed by Bausch & Lomb Incorporated (“Bausch & Lomb”) from 1995 through October 2013, and most recently served as Vice President Finance & Controller for its $1.3 billion Global Vision Care Business. From February 2008 to September 2012, he served as Controller, Global Surgical Business, Bausch & Lomb’s $500 million global medical device business. Prior to that time, he served in various capacities at Bausch & Lomb, including Executive Commercial Director for the U.S. Refractive Business, Director of Finance, U.S. Surgical Business, Controller, U.S. Vision Care Business and Controller, European Logistics Center. Mr. Williams is a certified public accountant. Mr. Williams also serves as a board member of DePaul Adult Care Communities and DePaul Group audit and investment committee.

Jens Hauvn, age 50, has served as our Senior Vice President, Operations since September 2015. From October 2014, when he joined us, until September 2015, Mr. Hauvn served as Vice President of Quality and Operational Excellence. Previously, Mr. Hauvn served as Vice President, Corporate Quality at Ducommun Incorporated, a global provider of manufacturing and engineering services, from June 2011 to July 2014. In this position, Mr. Hauvn was responsible for quality functions across 19 facilities that provide manufacturing and engineering solutions for complex applications in the aerospace, defense, medical, industrial and commercial markets. From June 1992 to June 2011, Mr. Hauvn served in management positions with several of Ducommun Incorporated’s predecessor companies, which were purchased in a series of acquisitions.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NYSE American LLC (“NYSE American”) under the symbol “IEC”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE American.

IEC Closing Stock Prices	Low	High

Fiscal Quarters
Fourth 2017	$3.65	$5.01
Third 2017	3.52	3.97
Second 2017	3.38	4.03
First 2017	3.25	5.10

Fourth 2016	$4.30	$5.27
Third 2016	4.15	4.94
Second 2016	3.05	4.64
First 2016	2.78	3.87

The closing price of our common stock on the NYSE American on December 1, 2017, was $4.12 per share.

(b) Holders

As of December 1, 2017, there were approximately 186 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

We do not pay dividends on our common stock, as it is our current policy to retain earnings for use in the business. Furthermore, certain covenants in our credit agreement with M&T Bank prohibit us from paying cash dividends. We do not expect to pay cash dividends on shares of our common stock in the foreseeable future.

(d) Recent sales of Unregistered Securities

None.

(e) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2017. Furthermore, certain covenants in our credit agreement with M&T Bank limit our ability to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2017	2016	2015	2014	2013
(amounts in thousands, except per share data)			(a)	(a)	(a)
Net sales	$96,455	$127,010	$126,999	$120,837	$124,800
Gross profit	11,257	20,287	16,295	13,689	16,668
Operating profit/(loss)	1,060	6,248	(1,660)	40	3,135
Income/(loss) before income taxes	143	4,856	(3,770)	(1,772)	1,923
Provision for income taxes	62	70	1	12,876	706
Income/(loss) from continuing operations	81	4,786	(3,771)	(14,648)	1,217
Loss on discontinued operations, net	—	—	(6,415)	(423)	(10,747)
Net income/(loss)	$81	$4,786	$(10,186)	$(15,071)	$(9,530)

Gross margin as % of sales	11.7%	16.0%	12.8%	11.3%	13.4%
Operating profit as % of sales	1.1%	4.9%	(1.3)%	—%	2.5%

Diluted net income/(loss) per common share:
Earnings/(loss) from continuing operations	0.01	0.47	$(0.37)	$(1.49)	$0.12
Earnings/(loss) from discontinued operations	—	—	(0.64)	(0.04)	(1.09)
Net earnings/loss	$0.01	$0.47	$(1.01)	$(1.53)	$(0.97)

Working capital	$17,194	$19,772	$21,866	$24,046	$31,592
Total assets	52,447	50,397	68,262	72,996	88,935
Long-term debt (excluding current portion)	14,023	16,732	28,323	28,479	34,026
Long-term capital lease obligation (excluding current portion)	5,362	—	—	—	—
Stockholders’ equity	14,429	13,864	8,688	17,405	31,994
(a)	Fiscal years 2015, 2014 and 2013 were impacted by the 2014 restatement of our financial statements and related expenses.

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

Results of Operations

Fiscal Years Ended September 30, 2017 and 2016

A summary of selected income statement amounts for the years ended follows:

	Years Ended
Income Statement Data	September 30, 2017	September 30, 2016
(in thousands)
Net sales	$96,455	$127,010

Gross profit	11,257	20,287
Selling and administrative expenses	10,197	14,039
Interest expense	917	1,392
Income before income taxes	143	4,856
Provision for income taxes	62	70
Net income	$81	$4,786

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2017	September 30, 2016

Aerospace and Defense	52%	40%
Medical	28%	42%
Industrial	18%	16%
Other	2%	2%
	100%	100%

Revenue decreased 24.1%, or $30.6 million, during fiscal 2017 as compared to the prior fiscal year. The decline was mainly driven by decreases in sales in the medical market sector of $25.9 million and in the industrial sector of $3.8 million. Aerospace and defense declined slightly by $0.7 million. As previously discussed, we anticipated the significant decline in sales in fiscal 2017 from two customers based on their end market dynamics. These two customers represented 74% of the year over year decline.

The net decrease in sales in the medical market sector was primarily from two larger customers. The lower demand was due to a decline in their end market demand as well as their inventory position. One of these customers sales resumed in the third quarter of fiscal 2017 while the other customer is expected to resume sales in the second quarter of fiscal 2018, but in each case, not at the same levels that we previously experienced. One other customer had a decrease of $2.3 million due to a decline in the program.

Various increases and decreases for our aerospace and defense customers resulted in a net decrease in sales of $0.7 million for fiscal 2017 compared to fiscal 2016. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases in sales from existing customers of $10.4 million were partially offset by increases in revenues from other customers of $7.0 million. We had an increase in sales of $4.8 million from five new customers. However, ending one customer relationship due to low profitability caused an additional sales decrease of $1.9 million during fiscal 2017.

The net decrease in sales for the industrial market sector was $3.8 million. As anticipated, one of our customers began sourcing more product from an alternate source in China and they also experienced softer end market demand which decreased our sales by $2.6 million. Various other fluctuations in demand from existing customers netted to a decrease in sales of $1.8 million year over year. We also added one new customer with sales of $0.7 million for fiscal 2017.

Gross profit decreased $9.0 million from 16.0% of sales in fiscal 2016 to 11.7% of sales for fiscal 2017. The most significant impact on gross profit was the reduction in sales which accounted for roughly 86% of the dollar volume reduction while the other 14% can be attributed to customer mix. The reductions in wages and related expenses of $3.5 million lessened the impact of the lower revenue and mix change. We anticipate customer mix will have a moderate impact in fiscal 2018.
Selling and administrative (“S&A”) expense decreased $3.8 million and represented 10.6% of sales in fiscal 2017, compared to 11.1% of sales in the prior fiscal year. The decrease in S&A expenses was primarily due to lower wage and related expenses of $2.6 million driven by headcount reductions and one-time severance costs incurred in fiscal 2016. Also in fiscal 2017, we experienced $0.6 million of lower legal and other professional expenses versus fiscal 2016 and lower bad debt of $0.2 million due to better cash collections.
Interest expense decreased by $0.5 million in fiscal 2017 compared to the prior fiscal year. The net impact of adjusting the interest rate swap to fair value contributed $0.1 million to the expense in the prior fiscal year compared to this fiscal year. The weighted average interest rate on our debt, excluding the impact of the interest rate swap, was 0.02% higher during fiscal 2017 than the prior fiscal year. In fiscal 2017, we incurred approximately $0.2 million of interest related to the capital lease obligation for the Albuquerque, New Mexico facility. Our average outstanding debt balances decreased by $10.3 million in fiscal 2017 compared to fiscal 2016 because of the repayment of Term Loan A and the Albuquerque Mortgage Loan. Cash paid for interest on credit facility debt was approximately $0.7 million and $1.4 million for fiscal 2017 and fiscal 2016, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.
There was no material income tax expense or benefit in fiscal 2017 largely because of low pre-tax income and a full valuation on all deferred tax assets. A full valuation allowance was recorded on all deferred tax assets beginning in the second quarter of the fiscal year ended September 30, 2014 (“fiscal 2014”).
With respect to tax payments, in the near term IEC expects to be sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million expiring mainly in years 2022 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.
Liquidity and Capital Resources (Full Years Ended September 30, 2017 and 2016)

Capital Resources

As of September 30, 2017 there was $0.2 million of outstanding capital expenditure commitments for manufacturing equipment and building improvements.  We generally fund capital expenditures with cash flow from operations and our revolving credit facility. Based on our current expectations, we believe that our projected cash flows provided by operations, available cash on hand, and potential borrowings under the revolving credit facility, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2017	September 30, 2016
(in thousands)
Cash, beginning of year	$845	$407
Net cash flow provided by/(used in):
Operating activities	1,759	15,273
Investing activities	2,222	(3,239)
Financing activities	(4,826)	(11,596)
Net (decrease) increase in cash	(845)	438
Cash, end of year	$—	$845

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $2.8 million in fiscal 2017 and $8.3 million in fiscal 2016.  Net income of $0.1 million in fiscal 2017 decreased compared to net income of $4.8 million during fiscal 2016, and was the largest component of the change.

Working capital used cash flows of $1.1 million in fiscal 2017. Working capital provided cash flows of $7.0 million in fiscal 2016.  The change in working capital in fiscal 2017 was primarily due to an increase in accounts receivable of $0.6 million and an increase in accounts payable of $1.6 million partially offset by a decrease in accrued expense of $2.4 million, related to a decrease in various payroll accruals. The accounts payable increase in fiscal 2017 was partially due to an increase in inventory as well as the timing of payments. Accounts receivable increases were primarily due timing of revenue in the fourth quarter of fiscal 2017.

Investing activities

Cash flows provided by investing activities were $2.2 million for fiscal 2017 and used $3.2 million for fiscal 2016, respectively.  Cash flows provided in fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback of $5.8 million, partially offset by the purchases of equipment and capitalized software costs of $3.5 million resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system. Cash flows used in fiscal 2016 consisted of purchases of equipment and capitalized ERP costs. Our current expectation is that capital spending for fiscal 2018 will be similar to fiscal 2017.

Financing activities

Cash flows used in financing activities were $4.8 million and $11.6 million for fiscal 2017 and fiscal 2016, respectively.  During fiscal 2017, net repayments under all credit facilities were $4.6 million, with $4.8 million of net borrowings under the Revolver (defined below) and net repayments of other term debt of $9.4 million. During fiscal 2016, net repayments under all credit facilities were $11.4 million, with net repayment of the Revolver of $8.5 million and repayments of other term debt of $2.9 million.

Credit Facilities

At September 30, 2017, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Third Amendment to Fifth Amended and Restated Credit Facility Agreement effective as of May 5, 2017 (the “Third Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility Agreement, dated as of November 28, 2016 (the “Second Amendment”) (collectively, the “Fifth Amended Credit Agreement”) amounted to $8.8 million, and the upper limit was $16.0 million.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Term Loan B to M&T Bank was amended and restated. The Third Amendment revised certain covenants to provide that we may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million. The Third Amendment also revised the maximum amount we can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus up to $7.0 million of eligible inventories. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the repurchase of our common stock under certain circumstances without M&T Bank’s prior written consent.

The Third Amendment, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, and the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017. The Company is required to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) that compares (i) EBITDAS minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio is generally measured quarterly on a rolling twelve month basis but was initially measured for a trailing six months ended September 30, 2017 and will be measured for a trailing nine months ending December 31, 2017. Additionally, pursuant to the Third Amendment, the Company was required to maintain a maximum amount of capital expenditures on an annual basis for fiscal 2017 that was eliminated for future periods.

The Company was in compliance with all debt covenants at September 30, 2017.

The calculation of financial covenants as of the dates indicated follows:

Debt Covenant	Limit	Calculated Amount

Fixed Charge Coverage Ratio	Minimum 1.10x	1.39x
Maximum Capital Expenditures	Maximum $3.5 million annually	$3.5 million*
*The Company received a written consent from M&T Bank to spend up to $3.75 million.

Trailing six months EBITDAS to net income follows:

September 30, 2017
(in thousands)
Net income/(loss)	$1,561
Depreciation	1,217
Amortization	20
Interest expense	465
Tax expense	62
Non-cash stock compensation	208
EBITDAS	$3,533

We present EBITDAS because certain covenants in our credit facilities are tied to this measure. EBITDAS is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and is not calculated through the application of GAAP. As such, it should not be considered a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. EBITDAS as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

IEC’s consolidated financial statements and accompanying notes are prepared in accordance with GAAP, as presented in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). In preparing financial statements, management is required to (i) determine the manner in which accounting principles are applied and (ii) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. A discussion of the Company’s critical accounting policies follows.

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

Income taxes: FASB ASC 740 (Income Taxes) describes the manner in which income taxes are to be provided for in our financial statements. We are required to recognize (i) the amount of taxes payable or refundable for the current period and (ii) deferred tax assets and liabilities for the future tax consequences of events that have been reported in our financial statements or tax returns. With respect to uncertain positions that may be taken on a tax return, we recognize related tax benefits only if it is more likely than not that the position will be sustained under examination based on the technical merits of the position. We evaluate whether, based on all available evidence, our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized. The determination of income tax balances for financial statement purposes requires significant judgment and actual outcomes may vary from the amounts recorded.

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in Note 1—Our Business and Summary of Significant Accounting Policies.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at September 30, 2017 or September 30, 2016.

At September 30, 2017, the Company had $15.0 million of debt, comprised of $14.2 million with variable interest rates and $0.8 million with fixed interest rates. Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2017, indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.1 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Fifth Amended Credit Agreement, as amended.  M&T Bank’s credit rating (reaffirmed A by Fitch in October 2017) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Fifth Amended Credit Agreement, as amended.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
IEC Electronics Corp.
Newark, New York

We have audited the accompanying consolidated balance sheet of IEC Electronics Corp. and subsidiaries (the “Company”) as of September 30, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such 2017 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Rochester, New York
December 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IEC Electronics Corp.
Newark, New York

We have audited the accompanying consolidated balance sheet of IEC Electronics Corp. as of September 30, 2016, and the related consolidated income statement, statement of changes in stockholders' equity, and statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

New York, New York
December 16, 2016

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 and 2016
(in thousands, except share and per share data)

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$—	$845
Accounts receivable, net of allowance	17,887	17,140
Inventories	15,605	15,384
Assets held for sale	—	4,611
Other current assets	1,018	1,214
Total current assets	34,510	39,194

Property, plant and equipment, net	17,777	10,994
Other long term assets	160	209

Total assets	$52,447	$50,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$987	$2,908
Current portion of capital lease obligation	215	—
Accounts payable	13,046	10,864
Accrued payroll and related expenses	1,013	3,365
Other accrued expenses	444	529
Customer deposits	1,611	1,756
Total current liabilities	17,316	19,422

Long-term debt	14,023	16,732
Long-term capital lease obligation	5,362	—
Other long-term liabilities	1,317	379
Total liabilities	38,018	36,533
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,252,566 and 11,215,616 shares, respectively
Outstanding: 10,197,078 and 10,160,128 shares, respectively	102	102
Additional paid-in capital	46,789	46,305
Accumulated deficit	(30,873)	(30,954)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	14,429	13,864

Total liabilities and stockholders’ equity	$52,447	$50,397

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2017 and 2016
(in thousands, except share and per share data)

	Years Ended
	September 30, 2017	September 30, 2016

Net sales	$96,455	$127,010
Cost of sales	85,198	106,723
Gross profit	11,257	20,287

Selling and administrative expenses	10,197	14,039
Operating profit	1,060	6,248

Interest expense	917	1,392
Income before income taxes	143	4,856

Provision for income taxes	62	70

Net income	$81	$4,786

Net income per common share:
Basic	$0.01	$0.47
Diluted	$0.01	$0.47

Weighted average number of shares outstanding:
Basic	10,181,868	10,211,210
Diluted	10,181,868	10,211,210

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2017 and 2016
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock, at cost	Total Stockholders' Equity

Balances, October 1, 2015	10,164,294	$101	$45,856	$(35,740)	$(1,529)	$8,688

Net income	—	—	—	4,786	—	4,786
Stock-based compensation	—	—	443	—	—	443
Restricted (non-vested) stock grants, net of forfeitures	13,650	1	(1)	—	—	—
Exercise of stock options	600	—	2	—	—	2
Return of incentive compensation shares	(19,616)	—	—	—	(60)	(60)
Shares withheld for payment of taxes upon vesting of restricted stock	(525)	—	(2)	—	—	(2)
Employee stock plan purchase	1,725	—	7	—	—	7

Balances, September 30, 2016	10,160,128	102	46,305	(30,954)	(1,589)	13,864

Net income	—	—	—	81	—	81
Stock-based compensation	—	—	460	—	—	460
Restricted (non-vested) stock grants, net of forfeitures	31,559		—		—	—
Shares withheld for payment of taxes upon vesting of restricted stock	(1,825)	—	(3)	—	—	(3)
Employee stock plan purchases	7,216	—	27	—	—	27

Balances, September 30, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017 and 2016
(in thousands)

	Years Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81	$4,786
Non-cash adjustments:
Stock-based compensation	460	443
Incentive compensation shares returned	—	(60)
Depreciation and amortization	2,609	3,154
Loss on sale of property, plant and equipment	4	1
Change in reserve for doubtful accounts	(151)	96
Change in excess/obsolete inventory reserve	(111)	(112)
Amortization of deferred gain on sale of leaseback	(61)	—

Changes in assets and liabilities:
Accounts receivable	(596)	7,687
Inventory	(110)	10,481
Other current assets	196	230
Other long term assets	—	17
Accounts payable	1,624	(7,472)
Change in book overdraft position	558	—
Accrued expenses	(2,437)	238
Customer deposits	(145)	(4,005)
Other long term liabilities	(162)	(211)
Net cash flows provided by operating activities	1,759	15,273

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,533)	(3,256)
Proceeds from disposal of property, plant and equipment	5	—
Proceeds from sale-leaseback	5,750	17
Net cash flows provided by/(used in) investing activities	2,222	(3,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	46,851	56,084
Repayments of revolving line of credit	(42,043)	(64,538)
Repayments under other loan agreements	(9,396)	(2,908)
Repayments under capital lease	(173)	—
Debt issuance costs	(89)	(241)
Proceeds from exercise of stock options	—	2
Proceeds from employee stock plan purchases	27	7
Cash paid for employee taxes upon vesting of restricted stock	(3)	(2)
Net cash flows used in financing activities	(4,826)	(11,596)

Net cash (decrease)/increase for the year	(845)	438
Cash, beginning of year	845	407
Cash, end of year	$—	$845

Supplemental cash flow information:
Interest paid	$922	$1,356
Income taxes paid	127	3
Property, plant and equipment additions financed through capital lease	5,750	—
Incentive compensation shares returned	—	60

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 and 2016

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” or “the Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, ISO 13485, Nadcap.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this website are not incorporated by reference into this annual report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ended September 30, 2017 (“fiscal 2017”), the fiscal quarters ended on December 30, 2016, March 31, 2017 and June 30, 2017. For the fiscal year ended September 30, 2016 (“fiscal 2016”), the fiscal quarters ended on January 1, 2016 April 1, 2016 and July 1, 2016.

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

Reclassifications

Prior year financial statement amounts are reclassified as necessary to conform to the current year presentation. There was no impact on net income or accumulated deficit as a result of reclassifications.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company's cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the consolidated balance sheets. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the consolidated statements of cash flows.

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

PP&E Lives	Estimated Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 5
Furniture and fixtures	3 to 7
Software	3 to 10

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) and ASC 350-30 (Intangibles) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets in fiscal 2017 and 2016.

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

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, ASC 450-10 (Contingencies) requires that the Company to determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

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

There were no new deferred grants recorded during fiscal 2017 or 2016. The outstanding grant balance was $0.2 million and $0.4 million at September 30, 2017 and 2016, respectively.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2017 or fiscal 2016.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2017 and fiscal 2016.

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

Income Taxes and Deferred Taxes

ASC 740 (Income Taxes) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred tax balances reflect tax rates that are scheduled to be in effect, based on currently enacted legislation, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset for which realization is not likely.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2014 through fiscal year ended September 30, 2016. The federal income tax audit for the fiscal year ended September 30, 2013 concluded during fiscal 2017 and resulted in no change to reported tax.

Dividends

IEC does not pay dividends on its common stock, as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends as more fully described in Note 5—Credit Facilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Significant items subject to such estimates include: allowance for doubtful accounts, excess and obsolete inventory, warranty reserves and the valuation of deferred income tax assets. Actual results may differ from management’s estimates.

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net income.

Segments

The Company’s results of operations for the years ended September 30, 2017 and 2016 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

Recently Issued Accounting Standards Not Yet Adopted

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) was issued May 2014 and updates the principles for recognizing revenue. This ASU will supersede most of the existing revenue recognition requirements in GAAP. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what is required under existing GAAP.

The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. During fiscal 2016, the FASB issued three additional updates which further clarify the guidance provided in ASU 2014-09.

The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has identified key personnel to evaluate the guidance and approve a transition method. The Company has assessed that the impact of the new guidance may result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition may have a material impact on the Company's consolidated financial statements upon adoption primarily as it recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in inventories. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on October 1, 2018, the first day of the Company's fiscal year 2019. The Company has not yet concluded upon its selection of the transition method.

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

Note 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the years ended September 30, 2017 and 2016 follows:

	Years Ended
Allowance for doubtful accounts	September 30, 2017	September 30, 2016
(in thousands)
Allowance, beginning of period	$226	$423
Change in provision for doubtful accounts	(144)	96
Write-offs	(7)	(293)
Allowance, end of period	$75	$226

Note 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2017	September 30, 2016
(in thousands)
Raw materials	$8,964	$7,513
Work-in-process	5,080	5,932
Finished goods	1,561	1,939
Total inventories	$15,605	$15,384

Note 4—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	September 30, 2017	September 30, 2016
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,910	8,910
Building under capital lease	5,750	—
Machinery and equipment	27,947	26,905
Furniture and fixtures	7,520	7,489
Construction in progress	4,968	3,079
Total property, plant and equipment, at cost	55,883	47,171
Accumulated depreciation	(38,106)	(36,177)
Property, plant and equipment, net	$17,777	$10,994

Depreciation expense during the years ended September 30, 2017 and 2016 follows:

	Years Ended
	September 30, 2017	September 30, 2016
(in thousands)
Depreciation expense	$2,515	$3,050

Note 5—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		September 30, 2017		September 30, 2016
	Variable			Interest		Interest
Debt	Rate	Maturity Date	Balance	Rate	Balance	Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022	$8,769	3.73%	$3,961	3.28%
Term Loan A (1)	f	2/1/2020	—	3.98	3,693	3.98
Term Loan B	v	5/5/2022	5,714	3.99	8,983	3.03
Albuquerque Mortgage Loan (1)	v	2/1/2018	—	—	2,200	3.55
Celmet Building Term Loan	f	11/7/2018	802	4.72	932	4.72

Other credit facilities:
Albuquerque Industrial Revenue Bond(1)	f	3/1/2019	—	—	100	5.63
Total debt, gross			15,285		19,869
Unamortized debt issuance costs			(275)		(229)
Total debt, net			15,010		19,640
Less: current portion			(987)		(2,908)
Long-term debt			$14,023		$16,732
(1) The Albuquerque Mortgage Loan and the Albuquerque Industrial Revenue Bond were repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease. The proceeds from the transaction were also used to pay down Term Loan A, which was subsequently paid off in due course.

M&T Bank Credit Facilities

Effective as of May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended and Restated Credit Agreement (the “Third Amendment”), that amended the Fifth Amended and Restated Credit Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility agreement dated as of November 28, 2016 (“Fifth Amended Credit Agreement”). The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Term Loan B to M&T Bank was amended and restated. The Third Amendment revised certain covenants to provide that the Company may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million, of which $5.7 million was outstanding as of September 30, 2017. The Third Amendment also revised the maximum amount the Company can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus up to $7.0 million of eligible inventories. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

Individual debt facilities provided under the Third Amendment, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $16.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan A: $10.0 million was borrowed on January 18, 2013. Principal is being repaid in 108 equal monthly installments of $93 thousand. The proceeds of the sale-leaseback transaction described in Note 12—Capital Lease were used to pay down the loan, which was paid off in due course on January 1, 2017.

c)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 equal monthly installments of $117 thousand. As part of the Third Amendment, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $1.6 million. The maturity date of the loan is May 5, 2022.

d)
Albuquerque Mortgage Loan: $4.0 million was borrowed on December 16, 2009. The loan is secured by real property in Albuquerque, NM, and principal was being repaid in equal monthly installments of $22 thousand plus a balloon payment of $1.8 million due at maturity. The loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

e)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the 2013 Credit Agreement. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal is being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment of $672 thousand due at maturity on November 7, 2018.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

Borrowing Base

Under the Third Amendment, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $7.0 million) or (ii) $16.0 million at September 30, 2017 and $20.0 million at September 30, 2016.

At September 30, 2017, the upper limit on Revolver borrowings was $16.0 million, with $7.2 million available. At September 30, 2016, the upper limit on Revolver borrowings was $16.4 million with $12.4 million available. Average Revolver balances amounted to $6.1 million and $8.3 million during the years ended September 30, 2017 and September 30, 2016, respectively.
Interest Rates

Under the Third Amendment, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. Under the Third Amendment, the applicable marginal interest rate was fixed on May 5, 2017 through the fiscal quarter ending March 31, 2018, as follows: 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $50.0 thousand and $57.7 thousand during the years ended September 30, 2017 and September 30, 2016, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.
Financial Covenants

The Third Amendment, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, and the Maximum Capital Expenditures limit after the fiscal year ending September 30, 2017. The Company is required to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) that compares (i) EBITDAS minus unfinanced capital expenditures minus taxes paid, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio is generally measured quarterly on a rolling twelve month basis but was initially measured for a trailing six months ended September 30, 2017 and will be measured for a trailing nine months ending December 31, 2017. Additionally, pursuant to the Third Amendment, the Company was required to maintain a maximum amount of capital expenditures on an annual basis for fiscal 2017 that was eliminated for future periods.

Covenant ratios in effect at September 30, 2017, pursuant to the Fifth Amended Credit Agreement, as amended by the Third Amendment, are as follows:

Debt Covenant	Limit

Fixed Charge Coverage Ratio	Minimum 1.10x
Maximum Capital Expenditures	Maximum $3.5 million annually

The Third Amendment provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with all financial debt covenants at September 30, 2017.

Other Borrowings

When IEC acquired Albuquerque, the Company assumed responsibility for a $100 thousand Industrial Revenue Bond issued by the City of Albuquerque. Interest on the bond is paid semiannually and principal is due in its entirety at maturity. The Bond was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at September 30, 2017 for the next five years taking into consideration the Fifth Amended Credit Agreement, as amended, follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended September 30,
2018	$987
2019 (1)	1,529
2020	857
2021	857
2022 and thereafter (2)	11,055
$15,285

(1) Includes final payment of the Celmet Building Term Loan on November 7, 2018.
(2) Includes Revolver balance of $8.8 million at September 30, 2017, maturing on May 5, 2022.

Note 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company's debt is carried at historical cost on the balance sheet. The fair value and carrying value of the Celmet Building Term Loan at September 30, 2017 were both $0.8 million. The fair value and carrying value of the Celmet Building Term Loan as of September 30, 2016 were both $0.9 million. The fair value and carrying value of the Term Loan A at September 30, 2016 were $3.5 million and $3.7 million, respectively.

The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2017 and September 30, 2016 as it is variable rate debt.

Note 7—WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. The warranty reserve is included in other accrued expenses on the consolidated balance sheet.

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2017	September 30, 2016
(in thousands)
Reserve, beginning of period	$180	$399
Provision	137	54
Warranty costs	(164)	(273)
Reserve, end of period	$153	$180

Note 8—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting.  The Company also has an employee stock purchase plan (“ESPP”), adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. The 2010 Plan replaced IEC’s 2001 Stock Option and Incentive Plan (the “2001 Plan”), which expired in December 2011.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years.

Stock compensation expense recorded under the 2010 and 2001 Plans, including the ESPP totaled $0.5 million and $0.4 million for the years ended September 30, 2017 and 2016, respectively.  During the year ended September 30, 2016, incentive compensation shares were returned by the Company's former CEO resulting in a reduction to compensation expense of $60.0 thousand.

At September 30, 2017, there were 371,434 remaining shares available to be issued under the 2010 Plan.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2017 and 2016 follows:

	Years Ended
Valuation of Options	September 30, 2017	September 30, 2016

Assumptions for Black-Scholes:
Risk-free interest rate	1.50%	1.00%
Expected term in years	4.0	4.0
Volatility	39%	39%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	57,500	60,000
Weighted average fair value per share	$1.19	$1.62
Fair value of options granted (000s)	$68	$97

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2017		September 30, 2016
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	759,795	$4.43	717,645	$4.40
Granted	57,500	3.64	60,000	5.15
Exercised	—	—	(600)	4.08
Forfeited	(44,500)	$5.67	(17,250)	5.82
Expired	(29,750)	5.04	—	—
Outstanding, end of period	743,045	$4.27	759,795	$4.43

For options expected to vest
Number expected to vest	727,403	$4.29	735,561	$4.43
Weighted average remaining term, in years	4.6		5.0
Intrinsic value (000s)		$545		$388

For exercisable options
Number exercisable	332,472	$4.40	270,686	$4.81
Weighted average remaining term, in years	4.1		3.8
Intrinsic value (000s)		$229		$108

For non-exercisable options
Expense not yet recognized (000s)		$416		$585
Weighted average years to be recognized	1.8		2.6

For options exercised
Intrinsic value (000s)		$—		$1

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

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2017		September 30, 2016
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	115,950	$4.16	54,960	$4.23
Granted	39,576	3.79	74,640	4.12
Vested	(31,559)	4.25	(13,310)	4.23
Shares withheld for payment of taxes upon vesting of restricted stock	(1,825)	4.27	(340)	4.25
Forfeited	(12,447)	4.03	—	3.91
Outstanding, end of period	109,695	$4.01	115,950	$4.16

For non-vested shares
Expense not yet recognized (000s)		$328		$385
Weighted average remaining years for vesting		1.7		2.3

For shares vested
Aggregate fair value on vesting dates (000s)		$123		$53

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock. The Company has not paid any meeting fees in stock since May 21, 2013.

Restricted Stock Units

Holders of IEC restricted stock units do not have voting and dividend rights as of the date of grant, until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically three years, holders have all the rights and privileges of any other common stockholder.  The fair value of a restricted stock unit is its market value on the date of grant and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	September 30, 2017		September 30, 2016
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	112,809	$4.64	—	$—
Granted	155,190	3.58	112,809	4.64
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	267,999	4.03	112,809	4.64

For non-vested shares
Expense not yet recognized (000s)		$329		$376
Weighted average remaining years for vesting		2.0		2.1

Note 9—INCOME TAXES

Provision for income taxes during the years ended September 30, 2017 and 2016 follows:

	Years Ended
Income Tax Provision	September 30, 2017	September 30, 2016
(in thousands)
Current tax:
State	$53	$4
Federal	9	66

Deferred tax:
State	—	—
Federal	—	—
Provision for income taxes	$62	$70

Differences between the federal statutory rate and IEC’s effective tax rates for fiscal 2017 and fiscal 2016 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2017	September 30, 2016

Federal statutory rate	34.0%	34.0%

Decrease in valuation allowance	(164.4)	(36.5)
Deferred tax adjustment	65.8	—
Decrease in state deferred tax rate	—	1.2
State income taxes, net of federal benefit	26.8	0.1
Increase in AMT credit	—	1.4
Stock-based compensation	57.6	1.2
Non-deductible expenses	23.5	0.1

Income tax provision as percent of pretax income	43.3%	1.5%

The following table displays deferred tax assets by category:

	Years Ended
(in thousands)	September 30, 2017	September 30, 2016

Deferred tax assets:
Federal and state net operating loss carryforward	$11,367	$10,973
Alternative minimum tax credit carryforward	1,010	1,010
Depreciation and fixed assets	289	999
Amortization and impairment of intangibles	28	14
New York State investment tax & other credits	1,186	1,186
Inventories	585	602
Deferred gain on sale-leaseback	271	—
Other	412	599
Total before allowance	15,148	15,383
Valuation allowance	(15,148)	(15,383)
Deferred tax assets, net	—	—

Net deferred income taxes (current and deferred)	$—	$—

The Company has recorded a full valuation allowance on all deferred tax assets. Although a full valuation allowance has been recorded for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset future taxable income and reduce cash tax payments. IEC had federal gross NOLs for income tax purposes of approximately $32.9 million at September 30, 2017, expiring mainly in years 2022 through 2025 and 2034 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in fiscal 2016 for IEC. The credits cannot be utilized unless the New York State tax rate is no longer 0%.

The Company will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods, given our current operating results in fiscal 2017 and forecasted operating results in fiscal 2018.

Note 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2017	September 30, 2016

Aerospace and Defense	52%	40%
Medical	28%	42%
Industrial	18%	16%
Other	2%	2%
	100%	100%

Two individual customers represented 10% or more of sales for the year ended September 30, 2017. One customer in the Medical market sector totaled 14%, while the other customer in the Aerospace and Defense market sector totaled 13%. In the prior fiscal year, two customers in the Medical sector each represented 15% of sales.

Three individual customers represented 10% or more of receivables and accounted for 42% of outstanding balances at September 30, 2017. At September 30, 2016, three individual customers represented 10% or more of receivables and accounted for 40% of such outstanding balances.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

Note 11—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in legal actions in the ordinary course of its business, but management does not believe that any such proceedings, individually or in the aggregate, will have a material effect on the Company’s consolidated financial statements.

Note 12—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of the Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $0.1 million holdback held subject to a holdback of funds agreement, on or before March 2019. The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.8 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet, and associated amortization is recorded in the interest expense section of the consolidated statement of operations. The proceeds from the transaction were used to pay off the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, the Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent is approximately $0.5 million and is subject to an annual increase equal to the lesser of 2% or 1.25 times the change in the Consumer Price Index. Late payments incur a charge of 5% and bear interest at a rate of 18% or the highest rate permitted by law. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended September 30,
2018	$482
2019	492
2020	502
2021	512
2022 and thereafter	5,887
Total capital lease payments	7,875
Less: amounts representing interest	(2,298)
Present value of minimum lease payment	$5,577

Note 13—EARNINGS PER SHARE

The Company applies the two-class method to calculate and present net income per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.

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

The Company uses the two-class method to calculate net income per share as both classes share the same rights in dividends. Therefore, basic and diluted earnings per share (“EPS”) are the same for both classes of ordinary shares.

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Years Ended
	September 30, 2017	September 30, 2016
Anti-dilutive shares excluded	1,120,739	988,554

Note 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

The accompanying unaudited financial information for the three month periods specified below have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments required for a fair presentation of the information have been made.

Note that quarterly amounts are rounded separately and as a result the sum of the quarterly amounts may not equal the computed amount for the full year.

	Net Sales	Gross Profit	Net Income/(Loss)	Basic and Diluted Earnings/(Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2017	$27,623	$3,475	$755	$0.07
Third 2017	26,489	3,708	794	0.08
Second 2017	21,368	2,279	(603)	(0.06)
First 2017	20,976	1,795	(865)	(0.09)

Fourth 2016	$28,420	$3,270	$176	$0.02
Third 2016	32,508	5,463	1,605	0.16
Second 2016	33,148	5,736	1,461	0.14
First 2016	32,933	5,817	1,543	0.15

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2017, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our internal control over financial reporting was effective as of September 30, 2017.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation has occurred in phases throughout fiscal 2017 and is expected to be completed during fiscal 2018.

As part of the Epicor implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While Epicor is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve.

During the quarter ended September 30, 2017, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2017 fiscal year end (the “2018 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers” and “Director Compensation” contained in the 2018 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in the 2018 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors,” and “Election of Directors - Corporate Governance and Board Matters” contained in the 2018 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2018” contained in the 2018 Proxy Statement.
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
10.1
Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2016)

10.2
First Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2016)

10.3
Second Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of November 28, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.4
Third Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of May 5, 2017 (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.5
Purchase and Sale Agreement dated as of September 30, 2016 by and between IEC Electronics Corp. - Albuquerque and Store Capital Acquisitions, LLC (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.6
Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque (incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.7
Securities and Exchange Commission Administrative Order (Release No. 34-78017) issued as of June 8, 2016 (incorporated herein by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.8*
Form of Indemnity Agreement between IEC Electronics Corp. and each of its directors and executive officers (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1993)

10.9*
Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015)

10.10*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.11*
Form of Incentive Stock Option Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.12*
Form of Employee Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.13*
Form of Director Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.14*	Employee Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)
10.15*	Employee Stock Purchase Plan Amendment 1 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)
10.16*
Amended and Restated Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert dated as of December 16, 2013 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.17*
Separation Agreement effective March 16, 2016 by and between the Company and W. Barry Gilbert (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016)

10.18*
Employment Agreement dated as of September 14, 2015 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.19*
Confidential Settlement and Waiver/Release Agreement effective June 23, 2016 by and between the Company and Brett E. Mancini (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016)

10.20*
Employment Agreement dated as of March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.21*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.22*
Sign-on Option Award Agreement (Pursuant to 2013 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.23*
Employment Agreement dated as of September 8, 2015 between IEC Electronics Corp. and Jens Hauvn (incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.24*	IEC Electronics Corp. Management Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)
10.25*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.26*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.27*
Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.28*
Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.29*
Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Jens Hauvn (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

16.1	Letter from Crowe Horwath LLP dated May 17, 2017 (incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on May 17, 2017)
21.1#	Subsidiaries of IEC Electronics Corp.
23.1#	Consent of Independent Registered Public Accounting Firm
23.2#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

IEC Electronics Corp.
(Registrant)

Dated: December 6, 2017	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President and Chief Executive Officer
Jeffrey T. Schlarbaum	(Principal Executive Officer and Director)	December 6, 2017

/s/ Michael T. Williams	Chief Financial Officer	December 6, 2017
Michael T. Williams	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	December 6, 2017
Keith M. Butler

/s/ Charles P. Hadeed	Director	December 6, 2017
Charles P. Hadeed

/s/ Lynn J. Hartrick	Director	December 6, 2017
Lynn J. Hartrick

/s/ Andrew M. Laurence	Director	December 6, 2017
Andrew M. Laurence

/s/ Jeremy R. Nowak	Chairman of the Board	December 6, 2017
Jeremy R. Nowak

/s/ Michael Osborne	Director	December 6, 2017
Michael Osborne