Form 10-Q
period 2017-12-29
IEC ELECTRONICS CORP
filed 2018-02-07
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2017
or
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

Common Stock, $0.01 par value – 10,219,310 shares as of February 1, 2018

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2017 and SEPTEMBER 30, 2017
(unaudited, in thousands, except share and per share data)

	December 29, 2017	September 30, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	13,818	17,887
Inventories	20,887	15,605
Other current assets	1,253	1,018
Total current assets	35,958	34,510

Property, plant & equipment, net	17,989	17,777
Deferred income taxes	1,010	—
Other long term assets	148	160
Total assets	$55,105	$52,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,626	$987
Current portion of capital lease obligation	220	215
Accounts payable	15,505	13,046
Accrued payroll and related expenses	1,459	1,013
Other accrued expenses	476	444
Customer deposits	1,765	1,611
Total current liabilities	21,051	17,316

Long-term debt	13,456	14,023
Long-term capital lease obligation	5,305	5,362
Other long-term liabilities	1,265	1,317
Total liabilities	41,077	38,018
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,261,547 and 11,252,566 shares, respectively
Outstanding: 10,206,059 and 10,197,078 shares, respectively	102	102
Additional paid-in capital	46,882	46,789
Accumulated deficit	(31,367)	(30,873)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	14,028	14,429
Total liabilities and stockholders’ equity	$55,105	$52,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 29, 2017 and DECEMBER 30, 2016
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 29, 2017	December 30, 2016

Net sales	$21,156	$20,976
Cost of sales	19,638	19,181
Gross profit	1,518	1,795

Selling and administrative expenses	2,788	2,441
Operating loss	(1,270)	(646)

Interest and financing expense	234	219
Loss before income taxes	(1,504)	(865)

Benefit from income taxes	(1,010)	—

Net loss	$(494)	$(865)

Net loss per common share:
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)

Weighted average number of shares outstanding:
Basic	10,204,413	10,163,291
Diluted	10,204,413	10,163,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 29, 2017
(unaudited; in thousands)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net loss	—	—	—	(494)	—	(494)
Stock-based compensation	—	—	69	—	—	69
Restricted stock vested, net of shares withheld for payment of taxes	3,498	—	—	—	—	—
Employee stock plan purchases	5,483	—	24	—	—	24

Balances, December 29, 2017	10,206,059	$102	$46,882	$(31,367)	$(1,589)	$14,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 29, 2017 and DECEMBER 30, 2016
(unaudited; in thousands)

	Three Months Ended
	December 29, 2017	December 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(494)	$(865)
Non-cash adjustments:
Stock-based compensation	69	135
Depreciation and amortization	579	664
Change in reserve for doubtful accounts	20	(162)
Change in excess/obsolete inventory reserve	134	6
Deferred tax benefit	(1,010)	—
Amortization of deferred gain on sale leaseback	(17)	(12)
Changes in assets and liabilities:
Accounts receivable	4,049	5,876
Inventory	(5,416)	892
Other current assets	(235)	212
Other long term assets	—	3
Accounts payable	2,934	(2,098)
Change in book overdraft position	(475)	—
Accrued expenses	478	(2,133)
Customer deposits	154	(592)
Other long term liabilities	—	48
Net cash flows provided by operating activities	770	1,974

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(801)	(457)
Proceeds from sale-leaseback	—	5,750
Net cash flows (used in)/provided by investing activities	(801)	5,293

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	11,593	10,807
Repayments of revolving line of credit	(11,287)	(12,125)
Repayments under other loan agreements	(247)	(6,328)
Repayments under capital lease	(52)	(33)
Proceeds from employee stock plan purchases	24	13
Cash paid for taxes upon vesting of restricted stock	—	(2)
Net cash flows provided by/(used in) financing activities	31	(7,668)

Net cash decrease for the period	—	(401)
Cash, beginning of period	—	845
Cash, end of period	$—	$444

Supplemental cash flow information
Interest paid	$227	$209
Income taxes paid	—	79
Property, plant and equipment additions financed through capital lease	—	5,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking. As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100D, ISO 13485, and Nadcap.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2018 (“fiscal 2018”), the fiscal quarters end on December 29, 2017, March 30, 2018 and June 29, 2018. For the fiscal year ended September 30, 2017 (“fiscal 2017”), the fiscal quarters ended on December 30, 2016, March 31, 2017 and June 30, 2017.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) which merged into IEC on December 28, 2016; IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three months ended December 29, 2017 and December 30, 2016 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company's cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) require the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during the three months ended December 29, 2017 and December 30, 2016.

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

There were no new deferred grants recorded during either of the three months ended December 29, 2017 and December 30, 2016. The outstanding grant balance was $0.2 million at each of December 29, 2017 and September 30, 2017.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three months ended December 29, 2017 and December 30, 2016.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the three months ended December 29, 2017 and December 30, 2016.

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

ASC 740 also prescribes the manner in which a company measures, recognizes, presents and discloses in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.  The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the position will be sustained following examination by taxing authorities, based on technical merits of the position.  The Company believes that it has no material uncertain tax positions.

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

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net loss.

Segments

The Company’s results of operations for the three months ended December 29, 2017 and December 30, 2016 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies have the option of using either a full or modified retrospective approach in applying this standard. During the fiscal year ended September 30, 2016 (“fiscal 2016”), the FASB issued three additional updates which further clarified the guidance provided in ASU 2014-09.

The guidance is effective for the Company beginning in the first quarter of the fiscal year ending September 30, 2019 (“fiscal 2019”). The Company has identified key personnel to evaluate the guidance and approve a transition method. The Company has assessed that the impact of the new guidance may result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition may have a material impact on the Company's consolidated financial statements upon adoption primarily as it recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in inventories. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application: (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on October 1, 2018, the first day of the Company's fiscal 2019. The Company has not yet concluded upon its selection of the transition method.

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

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended December 29, 2017 and December 30, 2016:

	Three Months Ended
Allowance for doubtful accounts	December 29, 2017	December 30, 2016
(in thousands)
Allowance, beginning of period	$75	$226
Change in provision for doubtful accounts	20	(162)
Write-offs	—	13
Allowance, end of period	$95	$77

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	December 29, 2017	September 30, 2017
(in thousands)
Raw materials	$10,615	$8,964
Work-in-process	7,823	5,080
Finished goods	2,449	1,561
Total inventories	$20,887	$15,605

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	December 29, 2017	September 30, 2017
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,972	8,910
Building under capital lease	5,750	5,750
Machinery and equipment	28,682	27,947
Furniture and fixtures	7,744	7,520
Construction in progress	4,720	4,968
Total property, plant and equipment, at cost	56,656	55,883
Accumulated depreciation	(38,667)	(38,106)
Property, plant and equipment, net	$17,989	$17,777

Depreciation expense during the three months ended December 29, 2017 and December 30, 2016 follows:

	Three Months Ended
	December 29, 2017	December 30, 2016
(in thousands)
Depreciation expense	$588	$645

NOTE 5—CREDIT FACILITIES

A summary of borrowings at period end follows:

			December 29, 2017		September 30, 2017
Debt	Fixed/ Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022	$9,075	4.06%	$8,769	3.73%
Term Loan B	v	5/5/2022	5,500	4.11	5,714	3.99
Celmet Building Term Loan	f	11/7/2018	769	4.72	802	4.72
Total debt, gross			15,344		15,285
Unamortized debt issuance costs			(262)		(275)
Total debt, net			15,082		15,010
Less: current portion			(1,626)		(987)
Long-term debt			$13,456		$14,023

M&T Bank Credit Facilities

Effective as of May 5, 2017, the Company and M&T Bank entered into the Third Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Third Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility Agreement, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of November 28, 2016 (“Fifth Amended Credit Agreement”). The Third Amendment extended the Revolver termination date to May 5, 2022. In connection with the Third Amendment, the Term Loan B to M&T Bank was amended and restated. The Third Amendment revised certain covenants to provide that the Company may use Revolver proceeds to refinance existing indebtedness. As a result, the Term Loan B, which matures on May 5, 2022, now has a principal amount of $6.0 million, of which $5.5 million and $5.7 million was outstanding as of December 29, 2017 and September 30, 2017, respectively. The Third Amendment also revised the maximum amount the Company can borrow under the Revolver to the lesser of $16.0 million or 85% of eligible receivables plus up to $7.0 million of eligible inventories. The Third Amendment also modified the definitions of Applicable Margin and Applicable Unused Fee to provide that each is calculated using the applicable Fixed Charge Coverage Ratio, as redefined by the Third Amendment. The Third Amendment established a Borrowing Base computed using monthly Borrowing Base Reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Third Amendment provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

Individual debt facilities provided under the Third Amendment, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): Up to $16.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of the Third Amendment, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $1.7 million. The maturity date of the loan is May 5, 2022.

c)
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

Borrowing Base

Under the Third Amendment, the maximum amount the Company can borrow under the Revolver is the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $7.0 million) or (ii) $16.0 million at December 29, 2017 and September 30, 2017.

At December 29, 2017, the upper limit on Revolver borrowings was $16.0 million, with $6.9 million available. At September 30, 2017, the upper limit on Revolver borrowings was $16.0 million with $7.2 million available. Average Revolver balances amounted to $9.6 million during the three months ended December 29, 2017.

Interest Rates

Under the Third Amendment, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. Under the Third Amendment, the applicable marginal interest rate was fixed on May 5, 2017 through the fiscal quarter ending March 31, 2018 as follows: 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $6.6 thousand and $15.7 thousand during the three months ended December 29, 2017 and December 30, 2016, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Third Amendment, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, and the Maximum Capital Expenditures limit after the fiscal year ended September 30, 2017. The Company is required to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) that compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing nine months ended December 29, 2017. For the quarter ending March 30, 2018, and forward, the Fixed Charge Coverage Ratio will be measured on a rolling twelve month basis.

Pursuant to the Fifth Amended Credit Agreement, as amended by the Third Amendment, the Fixed Charge Coverage Ratio covenant, measured using trailing nine months, calculated as a minimum of 1.10 times, was the only covenant in effect at December 29, 2017. As discussed in Note 14—Subsequent Events, the Company and M&T Bank entered into the Fourth Amendment to the Fifth Amended Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, M&T Bank waived compliance with the Fixed Charge Coverage Ratio for the nine months ended December 29, 2017 and no Event of Default occurred for the nine months ended December 29, 2017.

The Third Amendment provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at December 29, 2017 for the next five years taking into consideration the Fifth Amended Credit Agreement, as amended, follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December
2018 (1)	$1,626
2019	857
2020	857
2021	857
2022 and thereafter (2)	11,147
$15,344
(1) Includes final payment of the Celmet Building Term Loan on November 7, 2018.
(2) Includes Revolver balance of $9.1 million at December 29, 2017.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company's debt is carried at historical cost on the balance sheet. The fair value and carrying value of the Celmet Building Term Loan at December 29, 2017 were $0.7 million and $0.8 million, respectively. The fair value and carrying value of the Celmet Building Term Loan as of September 30, 2017 were both $0.8 million.

The fair value of the remainder of the Company’s debt approximated carrying value at December 29, 2017 and September 30, 2017 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	December 29, 2017	December 30, 2016
(in thousands)
Reserve, beginning of period	$153	$180
Provision	84	29
Warranty costs	(66)	(34)
Reserve, end of period	$171	$175

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

Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million for each of the three months ended December 29, 2017 and December 30, 2016.

At December 29, 2017, there were 413,321 remaining shares available to be issued under the 2010 Plan.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2010 Plan and ESPP is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the 2010 Plan is generally seven years.  The volatility rate is based on the historical volatility of IEC's common stock.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 29, 2017 and December 30, 2016 follows:

	Three Months Ended
Valuation of Options	December 29, 2017	December 30, 2016
Assumptions for Black-Scholes:
Risk-free interest rate	2.09%	1.48%
Expected term in years	5.5	4.0
Volatility	38%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	10,000	50,000
Weighted average fair value per share	$1.62	$1.18
Fair value of options granted (000s)	$16	$59

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 29, 2017		December 30, 2016
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	743,045	$4.27	759,795	$4.43
Granted	10,000	4.25	50,000	3.60
Exercised	—	—	—	—
Forfeited	(7,000)	4.25	(17,500)	5.30
Expired	(10,500)	5.24	(12,250)	5.06
Outstanding, end of period	735,545	$4.26	780,045	$4.35

For options expected to vest
Number expected to vest	722,247	$4.26	755,142	$4.35
Weighted average remaining contractual term, in years	4.4		5.0
Intrinsic value (000s)		$50		$—

For exercisable options
Number exercisable	326,972	$4.36	240,936	$4.76
Weighted average remaining contractual term, in years	3.9		3.9
Intrinsic value (000s)		$12		$—

For non-exercisable options
Expense not yet recognized (000s)		$366		$588
Weighted average years to be recognized	1.7		2.5

Restricted (Non-vested) Stock

Certain holders of IEC restricted stock have voting and dividend rights as of the date of grant, and until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other common stockholder of the Company.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 29, 2017		December 30, 2016
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	109,695	$4.01	115,950	$4.16
Granted	—	—	—	—
Vested	(3,498)	3.60	(1,917)	3.60
Shares withheld for payment of taxes upon vesting of restricted stock	(1,502)	3.60	(583)	3.60
Forfeited	(7,700)	4.18	—	—
Outstanding, end of period	96,995	$4.02	113,450	$4.17

For non-vested shares
Expense not yet recognized (000s)		$272		$355
Weighted average remaining years for vesting	1.5		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$23		$9

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   The Company has not paid any meeting fees in stock since May 21, 2013.

Restricted Stock Units

Holders of IEC restricted stock units do not have voting and dividend rights as of the date of grant, and, until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically three years, holders have all the rights and privileges of any other common stockholder of the Company.  The fair value of a restricted stock unit is its market value on the date of grant and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	December 29, 2017		December 30, 2016
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	267,999	$4.03	112,809	$4.64
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	267,999	$4.03	112,809	$4.64

For non-vested shares
Expense not yet recognized (000s)		$119		$327
Weighted average remaining years for vesting		1.9		1.9
NOTE 9—INCOME TAXES

Provision for income taxes during each of the three months ended December 29, 2017 and December 30, 2016 follows:

	Three Months Ended
Income Tax Provision/Benefit	December 29, 2017	December 30, 2016
(in thousands)
Benefit from income taxes	$(1,010)	$—

Except as described below related to the federal Alternative Minimum Tax (“AMT”) deferred tax assets, as of December 29, 2017, the Company has recorded a full valuation allowance on all deferred tax assets. Although a full valuation allowance has been recorded for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset future taxable income and reduce cash tax payments. IEC had federal gross NOLs for income tax purposes of approximately $32.9 million at September 30, 2017, expiring mainly in years 2022 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

New York State corporate tax reform, in 2015, resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in fiscal 2015 for IEC.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal rate tax of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years.  The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the quarter ended December 29, 2017, the impact of the Tax Act resulted in the Company recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on the Company’s AMT credits. In addition, because the Company recorded a full valuation allowance on its historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in the Company’s valuation allowance, and did not have any impact on the Company’s income tax provision for the quarter ended December 29, 2017.

The Company will continue to monitor and evaluate the assumptions and evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods, given our current operating results in fiscal 2018 and forecasted operating results in fiscal 2019.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 29, 2017	December 30, 2016
Aerospace & Defense	61%	50%
Medical	17%	28%
Industrial	18%	20%
Communications & Other	4%	2%
	100%	100%

Three individual customers each represented 10% or more of sales for the three months ended December 29, 2017. Two customers were from the aerospace & defense sector and each represented 15% of sales, while one was from the medical sector and represented 11% of sales for the three months ended December 29, 2017. Two individual customers each represented 10% or more of sales for the three months ended December 30, 2016.  One customer was from the aerospace & defense sector, and represented 14% of sales, and one was from the industrial sector and represented 10% of sales.

Three individual customers represented 10% or more of receivables and accounted for 51% of the outstanding balance at December 29, 2017. Three individual customers represented 10% or more of receivables and accounted for 42% of the outstanding balances at September 30, 2017.

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

NOTE 12—CAPITAL LEASE

Leases

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended December
2018	$485
2019	494
2020	504
2021	514
2022 and thereafter	5,691
Total capital lease payments	7,688
Less: amounts representing interest	(2,163)
Present value of minimum lease payment	$5,525

NOTE 13—LOSS PER SHARE

The Company applies the two-class method to calculate and present net loss per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net loss per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended December 29, 2017 and December 30, 2016, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.

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

A summary of shares used in the earnings per share (“EPS”) calculations follows:

	Three Months Ended
Earnings Per Share	December 29, 2017	December 30, 2016
Basic net loss per share:
Net loss	$(494)	$(865)
Less: Income attributable to non-vested shares	—	—
Net loss available to common stockholders	$(494)	$(865)

Weighted average common shares outstanding	10,204,413	10,163,291

Basic net loss per share	$(0.05)	$(0.09)

Diluted net loss per share:
Net loss	$(494)	$(865)

Shares used in computing basic net loss per share	10,204,413	10,163,291
Dilutive effect of non-vested shares	—	—
Shares used in computing diluted net loss per share	10,204,413	10,163,291

Diluted net loss per share	$(0.05)	$(0.09)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Three Months Ended
	December 29, 2017	December 30, 2016
Anti-dilutive shares excluded	1,100,539	1,006,304

NOTE 14—SUBSEQUENT EVENTS

Effective as of January 26, 2018, the Company and M&T Bank entered into the Fourth Amendment which modified the definition of Applicable Margin with respect to the quarter ending March 30, 2018.

In connection with the Fourth Amendment, the Company entered into the Equipment Line Term Loan line of credit, whereby M&T Bank agrees to make Equipment Line Advances to the Company from time to time in amounts outstanding at any time not exceeding $1,500,000. The obligations of the Company under the Equipment Line Term Loan line of credit are secured by the capital equipment the proceeds of such facility are used to purchase, as well as the collateral securing the facility generally. Up to $750,000 of the facility availability was permitted to finance equipment purchased prior to closing of the facility and availability under the facility may be re-borrowed. Equipment Line Advances will be used to finance the purchase of capital equipment and are limited to 80% of the invoice cost of purchased equipment. No more than four such advances may be outstanding at any one time. The advances will be interest only for a period of six months at which point or earlier upon the Company’s election, the Company will repay the Equipment Line Advance and any accrued interest in full, or, provided all conditions to conversion have been met, the Company will pay in full all accrued interest and convert the Equipment Line Advance to a term loan with level monthly principal payments plus interest. At the Company’s option, interest is either the one month Libor Rate, adjusted daily, plus the Applicable Margin applied to the Company’s Term Loan B or the Base Rate plus the Applicable Margin applied to Term Loan B. Equipment Line Term Loans amortize for a period of up to three years, as specified by the Company, from the date of conversion. There is a customary fee in the event of prepayment.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with the Tax Act; the types and mix of sales to our customers; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; intellectual property litigation; our ability to maintain effective internal controls over financial reporting; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) which merged into IEC on December 28, 2016; IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC.

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

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2008 certified and ITAR registered. We are Nadcap accredited and AS9100D and AS9100C certified at our Newark and Albuquerque locations, respectively, to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical market sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. Our analysis & testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services test Laboratory, and is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Employees are our single greatest resource. Our total employees numbered 565, all of which are full time employees, at December 29, 2017. Employee counts remained flat during the first quarter of fiscal 2018. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 29, 2017	December 30, 2016
(in thousands)
Net sales	$21,156	$20,976

Gross profit	1,518	1,795
Selling and administrative expenses	2,788	2,441
Interest and financing expense	234	219
Loss before income taxes	(1,504)	(865)
Benefit from income taxes	(1,010)	—
Net loss	$(494)	$(865)

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 29, 2017	December 30, 2016
Aerospace & Defense	61%	50%
Medical	17%	28%
Industrial	18%	20%
Communications & Other	4%	2%
	100%	100%

Revenue increased in the first quarter of fiscal 2018 by $0.2 million or 0.9% as compared to the first quarter of the prior fiscal year. Revenues from the aerospace & defense market sector increased by $2.5 million offset by decreases in the medical market sector of $2.2 million and the industrial market sector of $0.4 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $2.5 million in the first quarter of fiscal 2018. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases in sales of $5.0 million in the quarter were partially offset by $2.1 million in decreases from other customers. Another $0.2 million decrease in revenue was due to our decision to disengage with a customer due to lack of profitability.

In the medical sector, we saw a decrease of $2.2 million in the first quarter of fiscal 2018. Two customers whose demand declined approximately $1.6 million have recently increased their orders and therefore we expect our revenue to increase with them. While two other customers declined approximately $1.0 million due to a decline in their programs. We had one existing customer increase their demand by $0.4 million.

The net decrease in demand in the industrial market sector of $0.4 million resulted primarily from decreased demand of $1.4 million from multiple customers whose end market has softened but was partially offset by one customer whose demand increased by $1.0 million.

Gross profit for the first quarter of fiscal 2018 decreased to 7.2% of sales versus 8.6% in the first quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expense increased $0.3 million and represented 13.2% of sales in the first quarter of fiscal 2018 compared to 11.6% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses of $0.2 million and prior year reduction in bad debt expense of $0.2 million.

Interest expense remained flat in the first quarter of fiscal 2018 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 0.21% higher during the first quarter of fiscal 2018 than in the first quarter of the prior fiscal year. Our average outstanding debt balances increased by $0.3 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 because of higher balances on the Revolving Credit Facility offset by the repayment of Term Loan A and the Albuquerque Mortgage Loan. In the first quarter of fiscal 2018, we incurred approximately $0.1 million of interest related to the sale-leaseback obligation for the Albuquerque, New Mexico facility. Cash paid for interest on credit facility debt was approximately $0.2 million for each of the first quarters of fiscal 2018 and fiscal 2017. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As we have a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal tax rate of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years. The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the quarter ended December 29, 2017, the impact of the Tax Act resulted in our recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on our AMT credits. In addition, because we recorded a full valuation allowance on our historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in our valuation allowance, and did not have any impact on our income tax provision for the quarter ended December 29, 2017.

With respect to tax payments, in the near term we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first three months of fiscal 2018, we did not pay any taxes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of December 29, 2017, there were $0.1 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations and our revolving credit facility. Based on our current expectations, we believe that our projected cash flows provided by operations, available cash on hand, and potential borrowings under the revolving credit facility, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended follows:

	Three Months Ended
Cash Flow Data	December 29, 2017	December 30, 2016
(in thousands)
Cash, beginning of period	$—	$845
Net cash provided by/(used in):
Operating activities	770	1,974
Investing activities	(801)	5,293
Financing activities	31	(7,668)
Net cash decrease for the period	—	(401)
Cash, end of period	$—	$444

Operating activities

Cash flows used by operations, before considering changes in our working capital accounts, was $0.7 million and $0.2 million for the first three months of fiscal 2018 and fiscal 2017, respectively. Net loss of $0.5 million in the first three months of fiscal 2018 improved compared to the prior year due to the income tax benefit of $1.0 million as a result of the Tax Act. Net loss was $0.9 million during the first three months of the prior fiscal year.

Working capital provided cash flows of $1.5 million in the first three months of fiscal 2018 and $2.2 million in the first three months of fiscal 2017. The change in working capital in the first three months of fiscal 2018 was primarily due to decreases in accounts receivable of $4.0 million and increases in accounts payable of $2.9 million. These increases to cash flow were offset by an increase in inventory of $5.4 million. Accounts receivable decreases were primarily due to lower sales. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows used in investing activities were $0.8 million for the first three months of fiscal 2018 and provided $5.3 million for the first three months of fiscal 2017.  Cash flows used in the first three months of fiscal 2018 consisted of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system. Cash flows provided in the first three months of fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback transaction, partially offset by the purchases of equipment and capitalized software costs.

Financing activities

Cash flows provided by financing activities was $31.0 thousand for the first three months of fiscal 2018. Cash flows used by financing activities was $7.7 million for the first three months of fiscal 2017.  During the first three months of fiscal 2018, net borrowings under all credit facilities were $59.0 thousand, with $0.3 million of net borrowings under the Revolver and repayments of $0.2 million for term debt. During the first three months of fiscal 2017, net repayments under all credit facilities were $7.6 million, with $1.3 million of net repayments under the Revolver, as defined below, and repayments of $6.3 million for term debt, due largely to the Albuquerque sale-leaseback transaction.

Credit Facilities

At December 29, 2017, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Third Amendment to Fifth Amended and Restated Credit Facility Agreement effective as of May 5, 2017 (the “Third Amendment”), that amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by the First Amendment to Fifth Amended and Restated Credit Facility, dated as of June 20, 2016, and the Second Amendment to Fifth Amended and Restated Credit Facility Agreement, dated as of November 28, 2016 (the “Second Amendment”) (collectively, the “Fifth Amended Credit Agreement”) amounted to $9.1 million, and the upper limit was $16.0 million.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

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

The Third Amendment, also contains various affirmative and negative covenants including financial covenants. Pursuant to the Third Amendment, as of March 31, 2017, certain financial covenants of the credit facility were eliminated or revised to be less complex, including the Maximum Inventory covenant, Debt to EBITDAS ratios, and the Maximum Capital Expenditures limit after the fiscal year ended September 30, 2017. The Company is required to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”) that compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing nine months ended December 29, 2017. For the quarter ended March 30, 2018, and forward, the Fixed Charge Coverage Ratio will be measured on a rolling twelve month basis.

Pursuant to the Fifth Amended Credit Agreement, as amended by the Third Amendment, the Fixed Charge Coverage Ratio covenant, measured using trailing nine months, as a minimum of 1.10 times, was the only covenant in effect at December 29, 2017. The Fixed Charge Coverage Ratio was calculated as 0.02 times December 29, 2017. As discussed below, the Company and M&T Bank entered into the Fourth Amendment to the Fifth Amended Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, M&T Bank waived compliance with the Fixed Charge Coverage Ratio for the nine months ended December 29, 2017 and no Event of Default occurred for the three months ended December 29, 2017.

The Third Amendment provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

Effective as of January 26, 2018, we entered into the Fourth Amendment with M&T Bank. The Fourth Amendment modified the definition of Applicable Margin with respect to the quarter ending March 30, 2018 to provide that the Applicable Margin is fixed at Level II, as defined in the Fourth Amendment, plus fifty basis points.

In connection with the Fourth Amendment, we entered into the Equipment Line Term Loan line of credit, whereby M&T Bank agrees to make Equipment Line Advances to us from time to time in amounts outstanding at any time not exceeding $1,500,000. The obligations of ours under the Equipment Line Term Loan line of credit are secured by the capital equipment the proceeds of such facility are used to purchase, as well as the collateral securing the facility generally. Up to $750,000 of the facility availability was permitted to finance equipment purchased prior to closing of the facility and availability under the facility may be re-borrowed. Equipment Line Advances will be used to finance the purchase of capital equipment and are limited to 80% of the invoice cost of purchased equipment. No more than four such advances may be outstanding at any one time. The advances will be interest only for a period of six months at which point or earlier upon our election, we will repay the Equipment Line Advance and any accrued interest in full, or, provided all conditions to conversion have been met, we will pay in full all accrued interest and convert the Equipment Line Advance to a term loan with level monthly principal payments plus interest. At our option, interest is either the one month Libor Rate, adjusted daily, plus the Applicable Margin applied to the Term Loan B or the Base Rate plus the Applicable Margin applied to Term Loan B. Equipment Line Term Loans amortize for a period of up to three years, as specified by us, from the date of conversion. There is a customary fee in the event of prepayment.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2017.  During the three months ended December 29, 2017, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at December 29, 2017 or September 30, 2017.

At December 29, 2017, the Company had $15.3 million of debt, comprised of $14.6 million with variable interest rates and $0.8 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 29, 2017 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.1 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2017, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2017, our disclosure controls and procedures were effective.

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

During the quarter ended December 29, 2017, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II         OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings individually or in the aggregate, will have a material effect on our condensed consolidated financial statements.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on December 6, 2017.

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

IEC Electronics Corp.
(Registrant)

February 7, 2018	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer
(Principal Executive Officer)

February 7, 2018	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer
(Principal Financial Officer)