Form 10-Q
period 2018-03-30
IEC ELECTRONICS CORP
filed 2018-05-09
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2018
or
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

Common Stock, $0.01 par value – 10,242,393 shares as of May 1, 2018

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2018 and SEPTEMBER 30, 2017
(unaudited; in thousands, except share and per share data)

	March 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	21,417	17,887
Inventories	20,976	15,605
Assets held for sale	1,250	—
Other current assets	1,255	1,018
Total current assets	44,898	34,510

Property, plant and equipment, net	16,708	17,777
Deferred income taxes	1,010	—
Other long term assets	137	160
Total assets	$62,753	$52,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,430	$987
Current portion of capital lease obligation	226	215
Accounts payable	17,740	13,046
Accrued payroll and related expenses	1,651	1,013
Other accrued expenses	468	444
Customer deposits	838	1,611
Total current liabilities	23,353	17,316

Long-term debt	17,275	14,023
Long-term capital lease obligation	5,246	5,362
Other long-term liabilities	1,143	1,317
Total liabilities	47,017	38,018
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,292,077 and 11,252,566 shares, respectively
Outstanding: 10,236,589 and 10,197,078 shares, respectively	102	102
Additional paid-in capital	47,011	46,789
Accumulated deficit	(29,788)	(30,873)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	15,736	14,429
Total liabilities and stockholders’ equity	$62,753	$52,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and SIX MONTHS ENDED MARCH 30, 2018 and MARCH 31, 2017
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

Net sales	$31,768	$21,368	$52,923	$42,344
Cost of sales	26,984	19,089	46,622	38,269
Gross profit	4,784	2,279	6,301	4,075

Selling and administrative expenses	2,923	2,665	5,710	5,095
Operating income/(loss)	1,861	(386)	591	(1,020)

Interest and financing expense	278	229	511	448
Income/(loss) before income taxes	1,583	(615)	80	(1,468)

Income tax expense/(benefit)	4	—	(1,005)	—

Net income/(loss)	$1,579	$(615)	$1,085	$(1,468)

Net income/(loss) per common share:
Basic	$0.15	$(0.06)	$0.11	$(0.14)
Diluted	$0.15	$(0.06)	$0.11	$(0.14)

Weighted average number of shares outstanding:
Basic	10,217,781	10,173,388	10,211,101	10,168,339
Diluted	10,348,662	10,173,388	10,316,762	10,168,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 30, 2018
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net income	—	—	—	1,085	—	1,085
Stock-based compensation	—	—	199		—	199
Restricted stock vested, net of shares withheld for payment of taxes	34,028	—	—	—	—	—
Employee stock plan purchases	5,483	—	23	—	—	23

Balances, March 30, 2018	10,236,589	$102	$47,011	$(29,788)	$(1,589)	$15,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 30, 2018 and MARCH 31, 2017
(unaudited; in thousands)

	Six Months Ended
	March 30, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,085	$(1,468)
Non-cash adjustments:
Stock-based compensation	199	252
Depreciation and amortization	1,144	1,330
Change in reserve for doubtful accounts	(40)	(151)
Change in excess/obsolete inventory reserve	130	(196)
Deferred tax benefit	(1,010)	—
Amortization of deferred gain	(34)	(30)
Changes in assets and liabilities:
Accounts receivable	(3,490)	2,578
Inventory	(5,501)	(897)
Other current assets	(237)	217
Other long term assets	3	5
Accounts payable	4,270	920
Change in book overdraft position	424	—
Accrued expenses	662	(2,191)
Customer deposits	(773)	405
Other long term liabilities	(75)	(85)
Net cash flows (used in)/provided by operating activities	(3,243)	689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,342)	(1,536)
Proceeds from sale-leaseback	—	5,750
Net cash flows (used in)/provided by investing activities	(1,342)	4,214

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	26,020	21,448
Repayments of revolving line of credit	(21,666)	(19,868)
Borrowings under other loan agreements	836	—
Repayments under other loan agreements	(493)	(6,758)
Repayments under capital lease	(105)	(73)
Debt issuance costs	(30)	—
Proceeds from employee stock plan purchases	23	12
Net cash flows provided by/(used in) financing activities	4,585	(5,239)

Net cash decrease for the period	—	(336)
Cash, beginning of period	—	845
Cash, end of period	$—	$509

Supplemental cash flow information
Interest paid	$478	$429
Income taxes paid	4	79
Property, plant and equipment additions financed through capital lease	—	5,750

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 30, 2018 and March 31, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value under the first-in, first-out method.  The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to the lower of cost or net realizable value.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) (“ASC Topic 360”) requires the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during the three and six months ended March 30, 2018 and March 31, 2017.

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

There were no new deferred grants recorded during either of the three and six months ended March 30, 2018 and March 31, 2017. The outstanding grant balance was $0.2 million at each of March 30, 2018 and September 30, 2017.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and six months ended March 30, 2018 and March 31, 2017.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the three and six months ended March 30, 2018 and March 31, 2017.

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

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net income/(loss).

Segments

The Company’s results of operations for the three and six months ended March 30, 2018 and March 31, 2017 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The guidance is effective for the Company beginning in the first quarter of the fiscal year ending September 30, 2019 (“fiscal 2019”). The Company has identified key personnel to evaluate the guidance and approve a transition method. The Company has assessed that the impact of the new guidance may result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition may have a material impact on the Company's consolidated financial statements upon adoption primarily as it recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in inventories. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application: (i) retrospective to each prior reporting period presented, or (ii) modified retrospective with the cumulative effect of adoption recognized on October 1, 2018, the first day of the Company's fiscal 2019. The Company will utilize the modified retrospective approach upon adoption of the new guidance.

FASB ASU 2016-02, “Leases” was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended March 30, 2018 and March 31, 2017:

	Six Months Ended
Allowance for doubtful accounts	March 30, 2018	March 31, 2017
(in thousands)
Allowance, beginning of period	$75	$226
Change in provision for doubtful accounts	(40)	(151)
Write-offs	—	15
Allowance, end of period	$35	$90

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 30, 2018	September 30, 2017
(in thousands)
Raw materials	$10,611	$8,964
Work-in-process	7,539	5,080
Finished goods	2,826	1,561
Total inventories	$20,976	$15,605

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	March 30, 2018	September 30, 2017
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,274	8,910
Building under capital lease	5,750	5,750
Machinery and equipment	28,696	27,947
Furniture and fixtures	7,763	7,520
Construction in progress	5,229	4,968
Total property, plant and equipment, at cost	55,500	55,883
Accumulated depreciation	(38,792)	(38,106)
Property, plant and equipment, net	$16,708	$17,777

Depreciation expense during the three and six months ended March 30, 2018 and March 31, 2017 follows:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
(in thousands)
Depreciation expense	$573	$652	$1,162	$1,298

Assets Held For Sale

PP&E is considered held for sale when it meets certain criteria described in ASC Topic 360. As noted in Note 14—Subsequent Events, assets held for sale are comprised of the manufacturing facility located in Rochester, New York.

NOTE 5—CREDIT FACILITIES

A summary of borrowings at period end follows:

				March 30, 2018		September 30, 2017
Debt	Fixed/ Variable Rate	Maturity Date		Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022		$13,123	4.88%	$8,769	3.73%
Term Loan B	v	5/5/2022		5,286	4.91	5,714	3.99
Celmet Building Term Loan	f	11/7/2018		737	4.72	802	4.72
Equipment Line Advances	v	Various	[1]	836	5.13	—	—
Total debt, gross				19,982		15,285
Unamortized debt issuance costs				(277)		(275)
Total debt, net				19,705		15,010
Less: current portion				(2,430)		(987)
Long-term debt				$17,275		$14,023
 1 Equipment Line Advances mature on July 26, 2018 and September 29, 2018.

M&T Bank Credit Facilities

Effective as of January 26, 2018, the Company and M&T Bank entered into the Fourth Amendment to the Fifth Amended and Restated Credit Facility Agreement, which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”).

The Credit Facility, as amended, established a borrowing base computed using monthly borrowing base reports that, if inaccurate, allow M&T Bank, in its discretion, to suspend the making of or limit Revolving Credit Loans. Further, the Credit Facility, as amended, provides for the Company’s repurchase of its common stock under certain circumstances without M&T Bank’s prior written consent.

The Credit Facility, as amended, is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At March 30, 2018, up to $16.0 million was available through May 5, 2022. This amount was subsequently raised to $22.0 million (see Note 14—Subsequent Events). The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

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

d)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due six months after borrowing or can be converted to an Equipment Line Term Loan.

Borrowing Base

At March 30, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $7.0 million) or (ii) $16.0 million at March 30, 2018 and September 30, 2017. Pursuant to a further amendment to the Credit Facility, as amended, the cap on eligible inventories was increased to $8.0 million (see Note 14—Subsequent Events).

At March 30, 2018, the upper limit on Revolver borrowings was $16.0 million, with $2.9 million available. This amount was subsequently raised to $22.0 million (see Note 14—Subsequent Events). At September 30, 2017, the upper limit on Revolver borrowings was $16.0 million with $7.2 million available. Average Revolver balances amounted to $10.6 million during the six months ended March 30, 2018.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. The applicable marginal interest rate was fixed through the fiscal quarter ending March 30, 2018 as follows: 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances. At September 30, 2017, the applicable marginal interest rate was 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $16.0 million over average borrowings under the Revolver. Fees incurred amounted to $4.6 thousand and $34.4 thousand during the three months ended March 30, 2018 and March 31, 2017, respectively. Fees incurred amounted to $11.2 thousand and $50.1 thousand during the six months ended March 30, 2018 and March 31, 2017, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, also contains various affirmative and negative covenants including financial covenants. As of September 30, 2017, the Company had to maintain a Maximum Capital Expenditures requirement and a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio which was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended March 30, 2018 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at March 30, 2018.

The Credit Facility, as amended, provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable. No Event of Default under the Credit Facility, as amended, occurred as of March 30, 2018.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at March 30, 2018 for the next five years follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March
2019 (1)	$2,430
2020	857
2021	857
2022	857
2023 (2)	14,981
$19,982
(1) Includes final payment of the Celmet Building Term Loan on November 7, 2018.
(2) Includes Revolver balance of $13.1 million at March 30, 2018.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company's debt is carried at historical cost on the condensed consolidated balance sheets. The fair value and carrying value of the Celmet Building Term Loan at March 30, 2018 were both $0.7 million. The fair value and carrying value of the Celmet Building Term Loan as of September 30, 2017 were both $0.8 million.

The fair value of the remainder of the Company’s debt approximated carrying value at March 30, 2018 and September 30, 2017 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 30, 2018	March 31, 2017
(in thousands)
Reserve, beginning of period	$153	$180
Provision	147	111
Warranty costs	(151)	(101)
Reserve, end of period	$149	$190

NOTE 8—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting.  The Company also has an employee stock purchase plan (“ESPP”), adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  Under the 2010 Plan, up to 2,000,000 shares of common stock may be issued over a term of ten years. Under the ESPP, 150,000 shares of common stock may be issued over a term of ten years.

Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million and $0.2 million for the three and six months ended March 30, 2018, respectively. Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million and $0.3 million for the three and six months ended March 31, 2017, respectively.

At March 30, 2018, there were 263,579 remaining shares available to be issued under the 2010 Plan and 107,330 remaining shares available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 30, 2018 and March 31, 2017 follows:

	Six Months Ended
Valuation of Options	March 30, 2018	March 31, 2017
Assumptions for Black-Scholes:
Risk-free interest rate	2.31%	1.48%
Expected term in years	5.5	4.0
Volatility	38%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	20,000	50,000
Weighted average fair value per share	$1.53	$1.18
Fair value of options granted (000s)	$31	$59

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 30, 2018		March 31, 2017
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	743,045	$4.27	759,795	$4.43
Granted	20,000	4.00	50,000	3.60
Exercised	—	—	—	—
Forfeited	(10,000)	4.25	(30,500)	5.70
Expired	(10,500)	5.24	(19,750)	5.37
Outstanding, end of period	742,545	$4.25	759,545	$4.30

For options expected to vest
Number expected to vest	731,316	$4.25	738,410	$4.30
Weighted average remaining contractual term, in years	4.2		4.9
Intrinsic value (000s)		$281		$11

For exercisable options
Number exercisable	428,008	$4.30	324,472	$4.46
Weighted average remaining contractual term, in years	3.8		4.3
Intrinsic value (000s)		$153		$—

For non-exercisable options
Expense not yet recognized (000s)		$319		$526
Weighted average years to be recognized	1.6		2.3

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 30, 2018		March 31, 2017
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	109,695	$4.01	115,950	$4.16
Granted	39,878	4.28	39,576	3.79
Vested	(34,028)	4.06	(25,131)	4.23
Shares withheld for payment of taxes upon vesting of restricted stock	(1,502)	3.60	(583)	3.60
Forfeited	(7,700)	4.18	—	—
Outstanding, end of period	106,343	$4.09	129,812	$4.03

For non-vested shares
Expense not yet recognized (000s)		$330		$395
Weighted average remaining years for vesting	2.3		2.4

For shares vested
Aggregate fair value on vesting dates (000s)		$150		$94

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

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	March 30, 2018		March 31, 2017
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	267,999	$4.03	112,809	$4.64
Granted	102,864	4.28	155,190	3.58
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	370,863	$4.10	267,999	$4.03

For non-vested shares
Expense not yet recognized (000s)		$582		$642
Weighted average remaining years for vesting	2.7		2.3

NOTE 9—INCOME TAXES

Provision for income taxes during each of the three and six months ended March 30, 2018 and March 31, 2017 follows:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
(in thousands)
Income tax expense/(benefit)	$4	$—	$(1,005)	$—

Except as described below related to the federal Alternative Minimum Tax (“AMT”), the Company has recorded a full valuation allowance on all deferred tax assets as of March 30, 2018. Although a full valuation allowance has been recorded for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset future taxable income and reduce cash tax payments. IEC had federal gross NOLs for income tax purposes of approximately $32.9 million at September 30, 2017, expiring mainly in years 2022 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

The Company will continue to monitor and evaluate the assumptions and evidence considered in arriving at the above conclusion regarding the valuation allowance, in order to assess whether such conclusion remains appropriate in future periods, given our current operating results in fiscal 2018 and forecasted operating results in fiscal 2019.

New York State corporate tax reform, in 2015, resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in fiscal 2015 for IEC.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal rate tax of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years.  The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the six months ended March 30, 2018, the impact of the Tax Act resulted in the Company recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on the Company’s AMT credits. In addition, because the Company recorded a full valuation allowance on its historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in the Company’s valuation allowance and did not have any impact on the Company’s income tax provision for the quarter ended March 30, 2018.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Aerospace & Defense	64%	44%	63%	47%
Medical	22%	32%	20%	30%
Industrial	14%	24%	17%	23%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the three months ended March 30, 2018. One customer was from the aerospace & defense sector and represented 24% of sales, while one customer was from the medical sector and represented 10% of sales for the three months ended March 30, 2018. Three individual customers each represented 10% or more of sales for the six months ended March 30, 2018. Two customers were from the aerospace & defense sector, one represented 23% of sales and one represented 10% of sales, while one customer was from the medical sector and represented 11% of sales for the six months ended March 30, 2018.

Two individual customers each represented 10% or more of sales for the three March 31, 2017.  One customer was from the medical sector, and represented 16% of sales, and one customer was from the aerospace & defense sector and represented 13% of sales for the three months ended March 31, 2017. Two individual customers each represented 10% or more of sales for the six months ended March 31, 2017. One customer was from the aerospace & defense sector, and represented 13% of sales, and one customer was from the medical sector and represented 13% of sales for the six months ended March 31, 2017.

Two individual customers represented 10% or more of receivables and accounted for 41% of the outstanding balance at March 30, 2018. Three individual customers represented 10% or more of receivables and accounted for 42% of the outstanding balances at September 30, 2017.

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

NOTE 12—CAPITAL LEASE

Leases

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended March
2019	$487
2020	497
2021	507
2022	517
2023 and thereafter	5,560
Total capital lease payments	7,568
Less: amounts representing interest	(2,096)
Present value of minimum lease payment	$5,472

NOTE 13—INCOME/(LOSS) PER SHARE

The Company applies the two-class method to calculate and present net income/(loss) per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income/(loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three and six months ended March 31, 2017, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting periods.

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

A summary of shares used in the EPS calculations follows:

	Three Months Ended		Six Months Ended
Earnings Per Share	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Basic net income/(loss) per share:
Net income/(loss)	$1,579	$(615)	$1,085	$(1,468)
Less: Income attributable to non-vested shares	16	—	11	—
Net income/(loss) available to common stockholders	$1,563	$(615)	$1,074	$(1,468)

Weighted average common shares outstanding	10,217,781	10,173,388	10,211,101	10,168,339

Basic net income/(loss) per share	$0.15	$(0.06)	$0.11	$(0.14)

Diluted net income/(loss) per share:
Net income/(loss)	$1,579	$(615)	$1,085	$(1,468)

Shares used in computing basic net income/(loss) per share	10,217,781	10,173,388	10,211,101	10,168,339
Dilutive effect of non-vested shares	130,881	—	105,661	—
Shares used in computing diluted net income/(loss) per share	10,348,662	10,173,388	10,316,762	10,168,339

Diluted net income/(loss) per share	$0.15	$(0.06)	$0.11	$(0.14)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Anti-dilutive shares excluded	353,495	971,548	339,104	934,477

NOTE 14—SUBSEQUENT EVENTS

Rochester Sale-Leaseback

On April 10, 2018, the Company entered into a Purchase and Sale Agreement (the “PSA”), with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Rochester, New York (the “Property”). The Company plans to complete the sale of the Property to the Purchaser for an aggregate purchase price of $2.0 million in the third fiscal quarter of fiscal 2018.  The net book value of assets to be sold was $1.3 million at March 30, 2018 and is recorded as assets held for sale in the condensed consolidated balance sheet at March 30, 2018. A portion of the proceeds from the transaction will be used to pay off the Celmet Building Term Loan.

As part of the transaction, a Lease Agreement dated as of November 18, 2016 between the Company and the Purchaser (the “Lease”) was modified to include the above referenced property.  Pursuant to the Lease, Company is leasing the Property for an initial term of 15 years, with two renewal options of five years each. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.

Fifth Amendment to the Credit Facility, as amended

Effective as of April 20, 2018, the Company and M&T Bank entered into the Fifth Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Fifth Amendment”), that amended the Credit Facility, as amended. The Fifth Amendment increased the Company’s Revolving Credit Commitment to $22,000,000 and amended the definition of Borrowing Base to increase the amount of certain availability limits contained within the definition.

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

Employees are our single greatest resource. Our total employees numbered 605, all of which are full time employees, at March 30, 2018. Total employment increased by 40 employees during the second quarter of fiscal 2018. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 30, 2018	March 31, 2017
(in thousands)
Net sales	$31,768	$21,368

Gross profit	4,784	2,279
Selling and administrative expenses	2,923	2,665
Interest and financing expense	278	229
Income/(loss) before income taxes	1,583	(615)
Income tax expense	4	—
Net income/(loss)	$1,579	$(615)

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 30, 2018	March 31, 2017
Aerospace & Defense	64%	44%
Medical	22%	32%
Industrial	14%	24%
	100%	100%

Revenue increased in the second quarter of fiscal 2018 by $10.4 million or 49% as compared to the second quarter of the prior fiscal year. Revenues from the aerospace & defense and medical market sectors increased by $10.8 million and $0.2 million, respectively, and were partially offset by a decrease in the industrial market sector of $0.6 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $10.8 million in the second quarter of fiscal 2018. Due to new programs, two existing customers accounted for $8.3 million of the increase. We expect to see continued demand from both of these customers for the remainder of fiscal 2018. Another $3.1 million is related to multiple customers with increased demand on existing programs. We discontinued business with one customer due to low profitability which represented approximately $0.4 million decrease in revenue.

The medical sector increased modestly by $0.2 million in the second quarter of fiscal 2018 compared to the same period of the prior fiscal year. Revenue increased approximately $1.1 million from one customer whose demand had previously been on hold for over a year. This increase was partially offset by decreases in customer demand from multiple customers of $0.9 million. We expect some volatility in the medical sector going forward but we have seen an increase in our backlog for this sector.

The net decrease in demand in the industrial market sector of $0.6 million resulted primarily from decreased demand from customers whose end markets have softened and was partially offset by modest increases in demand from other customers.

Gross profit for the second quarter of fiscal 2018 increased to 15.1% of sales versus 10.7% in the second quarter of the prior fiscal year. Increased revenue had the most significant impact on gross profit as we were able to leverage overhead and better utilize labor.

Selling and administrative (“S&A”) expense increased $0.3 million and represented 9.2% of sales in the second quarter of fiscal 2018 compared to 12.5% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense remained flat in the second quarter of fiscal 2018 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 0.03% higher during the second quarter of fiscal 2018 compared to the second quarter of the prior fiscal year. Our average outstanding debt balances increased by $4.5 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 because of higher balances on the Revolving Credit Facility and Equipment Line Advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.2 million for each of the second quarters of fiscal 2018 and fiscal 2017. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

With respect to tax payments, in the near term we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the quarter ended March 30, 2018, we did not pay any taxes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Six Months Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 30, 2018	March 31, 2017
(in thousands)
Net sales	$52,923	$42,344

Gross profit	6,301	4,075
Selling and administrative expenses	5,710	5,095
Interest and financing expense	511	448
Income/(loss) before income taxes	80	(1,468)
Income tax benefit	(1,005)	—
Net income/(loss)	$1,085	$(1,468)

A summary of sales, according to the market sector within which our customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 30, 2018	March 31, 2017
Aerospace & Defense	63%	47%
Medical	20%	30%
Industrial	17%	23%
	100%	100%

Revenue increased 25%, or $10.6 million, during the first six months of fiscal 2018 as compared to the prior fiscal period. The increase was mainly driven by an increase in sales in the aerospace and defense sector of $13.3 million partially offset by decreases of $2.0 million and $0.7 million in the medical and industrial market sectors, respectively.

Various increases and decreases for our aerospace and defense customers resulted in a net increase in sales of $13.3 million for the first six months of fiscal 2018 compared to the prior fiscal period. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases in sales from existing customers of $14.8 million, of which $12.2 million was driven by new programs with two customers, was partially offset by decreases in revenues from other customers of $2.3 million. We had an increase in sales of $1.4 million from four new customers. However, ending one customer relationship due to low profitability caused an additional sales decrease of $0.6 million during the first six months of fiscal 2018.

The net decrease in sales in the medical market sector was primarily due to decreases in customer demand and the ending of one customer relationship of $0.2 million. Based on our backlog at March 30, 2018, we expect demand from the medical market sector will improve for the remainder of fiscal 2018.

The net decrease in sales for the industrial market sector was $0.7 million. Beginning in fiscal 2017, one of our customers began sourcing more product from an alternate source in China and they experienced softer end market demand which decreased our sales by $2.1 million during the first six months of fiscal 2018. Various other fluctuations in demand from existing customers resulted in an increase in sales of $1.6 million, and ending another customer relationship resulted in a decrease in revenue of $0.2 million.

Gross profit increased $2.2 million from 9.6% of sales in the first six months of fiscal 2017 to 11.9% of sales for the first six months of fiscal 2018. Increased revenue had the most significant impact on gross profit.
S&A expense increased $0.6 million and represented 10.8% of sales in the first six months of fiscal 2018, compared to 12.0% of sales in the prior fiscal period. The increase in S&A expenses was primarily due to higher wage and related expenses of $0.5 million.
Interest expense remained flat in the first six months of fiscal 2018 compared to the prior fiscal period. The weighted average interest rate on our debt was 0.18% higher during the first six months of fiscal 2018 compared to the prior fiscal period. Our average outstanding debt balances increased by $2.2 million in the first six months of fiscal 2018 compared to the prior fiscal period because of higher balances on the Revolving Credit Facility and Equipment Line Advances to fund capital purchase. Cash paid for interest on credit facility debt was approximately $0.4 million and $0.3 million for the first six months of fiscal 2018 and 2017, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As we have a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal tax rate of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years. The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the six months ended March 30, 2018, the impact of the Tax Act resulted in our recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on our AMT credits. In addition, because we recorded a full valuation allowance on our historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in our valuation allowance and did not have any impact on our income tax provision for the quarter ended March 30, 2018.

With respect to tax payments, in the near term we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first six months of fiscal 2018, we did not pay any taxes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of March 30, 2018, there were $0.1 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations, available cash on hand, and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended follows:

	Six Months Ended
Cash Flow Data	March 30, 2018	March 31, 2017
(in thousands)
Cash, beginning of period	$—	$845
Net cash provided by/(used in):
Operating activities	(3,243)	689
Investing activities	(1,342)	4,214
Financing activities	4,585	(5,239)
Net cash decrease for the period	—	(336)
Cash, end of period	$—	$509

Operating activities

Cash flows provided by operations, before considering changes in our working capital accounts, was $1.5 million for the first six months of fiscal 2018. Cash flows used by operations, before considering changes in our working capital accounts, was $0.3 million for the first six months of fiscal 2017. Net income of $1.1 million in the first six months of fiscal 2018 improved compared to the prior year due to the income tax benefit of $1.0 million as a result of the Tax Act. Net loss was $1.5 million during the first six months of the prior fiscal year.

Working capital used cash flows of $4.7 million in the first six months of fiscal 2018 and provided cash flows of $1.0 million in the first six months of fiscal 2017. The change in working capital in the first six months of fiscal 2018 was due to increases in accounts receivable of $3.5 million, inventory of $5.5 million and decreases in customer deposits of $0.8 million. These changes were partially offset by an increase in accounts payable of $4.3 million and accrued expenses of $0.7 million. Accounts receivable increases were primarily due to the increase in sales. Inventory increases were driven by the increases in customer demand. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows used in investing activities were $1.3 million for the first six months of fiscal 2018 and provided $4.2 million for the first six months of fiscal 2017.  Cash flows used in the first six months of fiscal 2018 consisted of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system. Cash flows provided in the first six months of fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback transaction, partially offset by the purchases of equipment and capitalized software costs.

Financing activities

Cash flows provided by financing activities was $4.6 million for the first six months of fiscal 2018. Cash flows used by financing activities was $5.2 million for the first six months of fiscal 2017.  During the first six months of fiscal 2018, net borrowings under all credit facilities were $4.7 million, with $4.4 million of net borrowings under the Revolver, as defined below, repayments of $0.5 million for term debt, and $0.8 million of new borrowings related to Equipment Line Advances. During the first six months of fiscal 2017, net repayments under all credit facilities were $5.2 million, with $1.6 million of net repayments under the Revolver and repayments of $6.8 million for term debt, due largely to the Albuquerque sale-leaseback transaction.

Credit Facilities

At March 30, 2018, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Fourth Amendment to Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $13.1 million, and the upper limit was $16.0 million.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, also contains various affirmative and negative covenants including financial covenants. As of September 30, 2017, the Company had to maintain a Maximum Capital Expenditures requirement and a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended March 30, 2018.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant calculated as a minimum of 1.10 times. This was the only covenant in effect at March 30, 2018. At March 30, 2018 the Fixed Charge Coverage Ratio was calculated as 1.32.

The Credit Facility, as amended, provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable. No Event of Default under the Credit Facility, as amended, occurred as of March 30, 2018.

Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

Effective as of April 20, 2018, the Company and M&T Bank entered into the Fifth Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Fifth Amendment”), that amended the Credit Facility, as amended. The Fifth Amendment increased the Company’s Revolving Credit Commitment to $22.0 million and amended the definition of Borrowing Base to increase the amount of certain availability limits contained within the definition.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies are disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2017.  During the six months ended March 30, 2018, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at March 30, 2018 or September 30, 2017.

At March 30, 2018, the Company had $20.0 million of debt, comprised of $19.2 million with variable interest rates and $0.7 million with fixed interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 30, 2018 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Agreement, as amended.  M&T Bank’s credit rating (reaffirmed A by Fitch in October 2017) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Agreement, as amended.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 30, 2018, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2018, our disclosure controls and procedures were effective.

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

During the quarter ended March 30, 2018, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.    Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Fourth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of January 26, 2018
10.2*	Fifth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of April 20, 2018
10.3*	IEC Electronics Corp. Form of Restricted Share Award Agreement Pursuant to 2010 Omnibus Incentive Plan
10.4*	IEC Electronics Corp. Form of Director Restricted Share Award Agreement Pursuant to 2010 Omnibus Incentive Compensation Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

May 9, 2018	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	By:	/s/ Michael T. Williams
Michael T. Williams
Chief Financial Officer
(Principal Financial Officer)