Form 10-Q
period 2018-06-29
IEC ELECTRONICS CORP
filed 2018-08-08
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2018
or
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

Common Stock, $0.01 par value – 10,289,426 shares as of August 1, 2018

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2018 and SEPTEMBER 30, 2017
(unaudited; in thousands, except share and per share data)

	June 29, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	19,668	17,887
Inventories	26,074	15,605
Other current assets	1,222	1,018
Total current assets	46,964	34,510

Property, plant and equipment, net	18,806	17,777
Deferred income taxes	1,010	—
Other long term assets	127	160
Total assets	$66,907	$52,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,172	$987
Current portion of capital lease obligation	302	215
Accounts payable	17,582	13,046
Accrued payroll and related expenses	2,127	1,013
Other accrued expenses	501	444
Customer deposits	2,401	1,611
Total current liabilities	24,085	17,316

Long-term debt	17,800	14,023
Long-term capital lease obligation	7,103	5,362
Other long-term liabilities	1,804	1,317
Total liabilities	50,792	38,018
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,303,571 and 11,252,566 shares, respectively
Outstanding: 10,248,083 and 10,197,078 shares, respectively	102	102
Additional paid-in capital	47,186	46,789
Accumulated deficit	(29,584)	(30,873)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	16,115	14,429
Total liabilities and stockholders’ equity	$66,907	$52,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and NINE MONTHS ENDED JUNE 29, 2018 and JUNE 30, 2017
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Net sales	$29,782	$26,489	$82,706	$68,833
Cost of sales	26,423	22,781	73,045	61,050
Gross profit	3,359	3,708	9,661	7,783

Selling and administrative expenses	2,833	2,604	8,543	7,711
Operating income	526	1,104	1,118	72

Interest and financing expense	322	255	834	703
Income/(loss) before income taxes	204	849	284	(631)

Income tax expense/(benefit)	—	43	(1,005)	43

Net income/(loss)	$204	$806	$1,289	$(674)

Net income/(loss) per common share:
Basic	$0.02	$0.08	$0.12	$(0.07)
Diluted	$0.02	$0.08	$0.12	$(0.07)

Weighted average number of shares outstanding:
Basic	10,243,286	10,193,200	10,221,869	10,176,626
Diluted	10,556,764	10,193,200	10,467,112	10,176,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 29, 2018
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net income	—	—	—	1,289	—	1,289
Stock-based compensation	—	—	347		—	347
Restricted stock vested, net of shares withheld for payment of taxes	37,557	—	—	—	—	—
Exercise of stock options	1,400	—	—		—	—
Employee stock plan purchases	12,048	—	50	—	—	50

Balances, June 29, 2018	10,248,083	$102	$47,186	$(29,584)	$(1,589)	$16,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 29, 2018 and JUNE 30, 2017
(unaudited; in thousands)

	Nine Months Ended
	June 29, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,289	$(674)
Non-cash adjustments:
Stock-based compensation	347	468
Depreciation and amortization	1,708	1,981
Change in reserve for doubtful accounts	(42)	(169)
Change in excess/obsolete inventory reserve	143	(93)
Deferred tax benefit	(1,010)	—
Amortization of deferred gain	(54)	(45)
Changes in assets and liabilities:
Accounts receivable	(1,739)	1,394
Inventory	(10,612)	(2,754)
Other current assets	(204)	270
Other long term assets	4	7
Accounts payable	3,268	2,004
Change in book overdraft position	1,268	—
Accrued expenses	1,171	(2,016)
Customer deposits	790	(1,035)
Other long term liabilities	(75)	(124)
Net cash flows used in operating activities	(3,748)	(782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,001)	(2,035)
Proceeds from disposal of property, plant and equipment	5	5
Proceeds from sale-leaseback	1,947	5,750
Net cash flows (used in)/provided by investing activities	(49)	3,720

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	47,402	36,143
Repayments of revolving line of credit	(41,609)	(30,514)
Borrowings under other loan agreements	836	—
Repayments under other loan agreements	(2,665)	(9,146)
Repayments under capital lease	(172)	(123)
Debt issuance costs	(45)	(89)
Proceeds from employee stock plan purchases	50	27
Cash paid for taxes upon vesting of restricted stock	—	(4)
Net cash flows provided by/(used in) financing activities	3,797	(3,706)

Net cash decrease for the period	—	(768)
Cash, beginning of period	—	845
Cash, end of period	$—	$77

Supplemental cash flow information
Interest paid	$807	$687
Income taxes paid	4	116
Property, plant and equipment additions financed through capital lease	2,000	5,750

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

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2018 (“fiscal 2018”), the fiscal quarters ended on December 29, 2017, March 30, 2018 and June 29, 2018. For the fiscal year ended September 30, 2017 (“fiscal 2017”), the fiscal quarters ended on December 30, 2016, March 31, 2017 and June 30, 2017.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 29, 2018 and June 30, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during the three and nine months ended June 29, 2018 and June 30, 2017.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and nine months ended June 29, 2018 and June 30, 2017.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the three and nine months ended June 29, 2018 and June 30, 2017.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2014 through fiscal year ended September 30, 2017. The federal income tax audit for the fiscal year ended September 30, 2013 concluded during fiscal 2017 and resulted in no change to reported tax.

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

Segments

The Company’s results of operations for the three and nine months ended June 29, 2018 and June 30, 2017 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

FASB ASU 2016-02, “Leases” was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, or the Company's fiscal year ending September 30, 2020, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 29, 2018 and June 30, 2017:

	Nine Months Ended
Allowance for doubtful accounts	June 29, 2018	June 30, 2017
(in thousands)
Allowance, beginning of period	$75	$226
Change in provision for doubtful accounts	(42)	(169)
Write-offs	—	15
Allowance, end of period	$33	$72

NOTE 3—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 29, 2018	September 30, 2017
(in thousands)
Raw materials	$14,804	$8,964
Work-in-process	9,566	5,080
Finished goods	1,704	1,561
Total inventories	$26,074	$15,605

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	June 29, 2018	September 30, 2017
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,314	8,910
Building under capital lease	7,750	5,750
Machinery and equipment	28,800	27,947
Furniture and fixtures	7,811	7,520
Construction in progress	5,662	4,968
Total property, plant and equipment, at cost	58,125	55,883
Accumulated depreciation	(39,319)	(38,106)
Property, plant and equipment, net	$18,806	$17,777

Depreciation expense during the three and nine months ended June 29, 2018 and June 30, 2017 follows:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
(in thousands)
Depreciation expense	$567	$624	$1,729	$1,921

NOTE 5—CREDIT FACILITIES

A summary of borrowings at period end follows:

				June 29, 2018		September 30, 2017
Debt	Fixed/ Variable Rate	Maturity Date		Balance	Interest Rate	Balance	Interest Rate
($ in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022		$14,562	4.84%	$8,769	3.73%
Term Loan B	v	5/5/2022		3,851	4.98	5,714	3.99
Celmet Building Term Loan	f	11/7/2018	[1]	—	—	802	4.72
Equipment Line Advances	v	Various	[2]	836	5.13	—	—
Total debt, gross				19,249		15,285
Unamortized debt issuance costs				(277)		(275)
Total debt, net				18,972		15,010
Less: current portion				(1,172)		(987)
Long-term debt				$17,800		$14,023
1 The Celmet Building Term Loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease. Proceeds from the transaction were also used to pay down a portion of Term Loan B.
2 On July 26, 2018, $750 thousand of Equipment Line Advances matured and were converted to an Equipment Line Term Note, the remaining $86 thousand of Equipment Line Advances mature on September 29, 2018.

M&T Bank Credit Facilities

Effective as of April 20, 2018, the Company and M&T Bank entered into the Fifth Amendment to the Fifth Amended and Restated Credit Facility Agreement, which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”).

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At June 29, 2018, up to $22.0 million was available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. Pursuant to an amendment to the Credit Facility, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan is May 5, 2022. The proceeds of the sale-leaseback transaction described in Note 12—Capital Lease were used to pay down a portion of the loan.

c)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the 2013 Credit Agreement. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal was being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment of $672 thousand due at maturity on November 7, 2018. The loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

d)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due six months after borrowing or can be converted to an Equipment Line Term Loan. On July 26, 2018, $0.8 million of Equipment Line Advances matured and was converted to an Equipment Line Term Note and is being repaid in 36 equal monthly installments of $21 thousand. The maturity date of the Equipment Line Term Note is July 26, 2021.

Borrowing Base

At June 29, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $7.0 million) or (ii) $22.0 million at June 29, 2018 and September 30, 2017. Pursuant to the Credit Facility, as amended, the cap on eligible inventories at June 29, 2018 was $8.0 million.

At June 29, 2018, the upper limit on Revolver borrowings was $22.0 million, with $7.4 million available. At September 30, 2017, the upper limit on Revolver borrowings was $16.0 million with $7.2 million available. Average Revolver balances amounted to $11.8 million during the nine months ended June 29, 2018.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At June 29, 2018, the applicable marginal interest rate was 2.75% for the Revolver and 3.00% for Term Loan B and Equipment Line Advances. At September 30, 2017, the applicable marginal interest rate was 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $22.0 million over average borrowings under the Revolver. Fees incurred amounted to $5.3 thousand and $16.5 thousand during the three and nine months ended June 29, 2018, respectively. Fees incurred amounted to $11.7 thousand and $43.6 thousand during the three and nine months ended June 30, 2017, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2017, the Company had to maintain a Maximum Capital Expenditures requirement and a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio which was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended June 29, 2018 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at June 29, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

Effective as of August 2, 2018, the Company and M&T Bank entered into the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Sixth Amendment”), that amended the Credit Facility, as amended. The Sixth Amendment waived any event of default for the fiscal quarter ended June 29, 2018 and modified the definition of applicable margin for the fiscal quarter ending September 30, 2018. For the fiscal quarter ending September 30, 2018, the applicable margin interest rate is fixed at 3.00% for the Revolver and 3.25% for Term Loan B. Accordingly, there was no event of default under the Credit Facility, as amended, for the quarter ended June 29, 2018.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at June 29, 2018 for the next five years follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June
2019	$1,172
2020	1,107
2021	1,107
2022 (1)	15,863
2023	—
$19,249
(1) Includes Revolver balance of $14.6 million at June 29, 2018.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company's debt is carried at historical cost on the condensed consolidated balance sheets. The fair value and carrying value of the Celmet Building Term Loan as of September 30, 2017 were each $0.8 million. As described in Note 12—Capital Lease, the Celmet Building Term Loan was repaid on May 11, 2018.

The fair value of the remainder of the Company’s debt approximated carrying value at June 29, 2018 and September 30, 2017 as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 29, 2018	June 30, 2017
(in thousands)
Reserve, beginning of period	$153	$180
Provision	213	100
Warranty costs	(199)	(125)
Reserve, end of period	$167	$155

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

Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million and $0.3 million for the three and nine months ended June 29, 2018, respectively. Stock-based compensation expense recorded under the 2010 Plan, totaled $0.2 million and $0.5 million for the three and nine months ended June 30, 2017, respectively.

At June 29, 2018, there were 491,710 remaining shares available to be issued under the 2010 Plan and 100,765 remaining shares available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 29, 2018 and June 30, 2017 follows:

	Nine Months Ended
Valuation of Options	June 29, 2018	June 30, 2017
Assumptions for Black-Scholes:
Risk-free interest rate	2.31%	1.50%
Expected term in years	5.5	4.0
Volatility	38%	39%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	20,000	57,500
Weighted average fair value per share	$1.53	$1.19
Fair value of options granted (000s)	$31	$68

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 29, 2018		June 30, 2017
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	743,045	$4.27	759,795	$4.43
Granted	20,000	4.00	57,500	3.64
Exercised	1,400	4.08	—	—
Forfeited	(90,000)	4.75	(33,000)	5.58
Expired	(10,500)	5.24	(29,750)	5.04
Outstanding, end of period	661,145	$4.18	754,545	$4.29

For options expected to vest
Number expected to vest	653,922	$4.18	735,846	$4.30
Weighted average remaining contractual term, in years	3.7		4.7
Intrinsic value (000s)		$1,099		$—

For exercisable options
Number exercisable	450,358	$4.28	326,972	$4.44
Weighted average remaining contractual term, in years	3.4		4.1
Intrinsic value (000s)		$721		$—

For non-exercisable options
Expense not yet recognized (000s)		$205		$447
Weighted average years to be recognized	1.5		2.1

For options exercised
Intrinsic value (000s)		$2		$—

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 29, 2018		June 30, 2017
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	109,695	$4.01	115,950	$4.16
Granted	44,878	4.29	39,576	3.79
Vested	(37,557)	4.10	(29,948)	4.26
Shares withheld for payment of taxes upon vesting of restricted stock	(1,743)	3.70	(1,036)	3.86
Forfeited	(9,490)	4.20	—	—
Outstanding, end of period	105,783	$4.09	124,542	$4.02

For non-vested shares
Expense not yet recognized (000s)		$353		$402
Weighted average remaining years for vesting	1.9		1.9

For shares vested
Aggregate fair value on vesting dates (000s)		$173		$113

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock.   The Company has not paid any meeting fees in stock since May 21, 2013.

Restricted Stock Units

Holders of IEC restricted stock units do not have voting and dividend rights as of the date of grant, and, until vested, the unit may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically three years, holders will receive shares of the Company's common stock and have all the rights and privileges of any other common stockholder of the Company.  The fair value of a restricted stock unit is the market value of the underlying shares of the Company's stock on the date of grant and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	June 29, 2018		June 30, 2017
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	267,999	$4.03	112,809	$4.64
Granted	102,864	4.28	155,190	3.58
Vested	—	—	—	—
Forfeited	(151,341)	4.08	—	—
Outstanding, end of period	219,522	$4.11	267,999	$4.03

For non-vested shares
Expense not yet recognized (000s)		$371		$692
Weighted average remaining years for vesting	2.5		2.0

NOTE 9—INCOME TAXES

Provision for income taxes during each of the three and nine months ended June 29, 2018 and June 30, 2017 follows:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
(in thousands)
Income tax expense/(benefit)	$—	$43	$(1,005)	$43

Except as described below related to the federal Alternative Minimum Tax (“AMT”), the Company has recorded a full valuation allowance on all deferred tax assets as of June 29, 2018. Although a full valuation allowance has been recorded for all deferred tax assets, including net operating loss carryforwards (“NOLs”), these NOLs remain available to the Company to offset future taxable income and reduce cash tax payments. IEC had federal gross NOLs for income tax purposes of approximately $32.9 million at September 30, 2017, expiring mainly in years 2022 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files state tax returns.

The Company will continue to monitor and evaluate the assumptions and evidence considered in arriving at the above conclusion regarding the valuation allowance, in order to assess whether such conclusion remains appropriate in future periods, given its current operating results in fiscal 2018 and forecasted operating results in fiscal 2019.

As a qualified manufacturer, the Company has a 0% tax rate in New York State.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal rate tax of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years.  The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the nine months ended June 29, 2018, the impact of the Tax Act resulted in the Company recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on the Company’s AMT credits. In addition, because the Company recorded a full valuation allowance on its historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in the Company’s valuation allowance and did not have any impact on the Company’s income tax provision for the quarter ended June 29, 2018.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Aerospace & Defense	60%	53%	62%	49%
Medical	22%	30%	21%	30%
Industrial	18%	17%	17%	21%
	100%	100%	100%	100%

Two individual customers each represented 10% or more of sales for the three months ended June 29, 2018. One customer was from the aerospace & defense sector and represented 25% of sales, while one customer was from the medical sector and represented 11% of sales for the three months ended June 29, 2018. Two individual customers each represented 10% or more of sales for the nine months ended June 29, 2018. One customer was from the aerospace & defense sector which represented 23% of sales, while one customer was from the medical sector and represented 11% of sales for the nine months ended June 29, 2018.

One individual customer represented 10% or more of sales for the three months ended June 30, 2017.  This customer was from the medical sector, and represented 18% of sales for the three months ended June 30, 2017. Two individual customers each represented 10% or more of sales for the nine months ended June 30, 2017. One customer was from the medical sector, and represented 15% of sales, and one customer was from the aerospace & defense sector and represented 12% of sales for the nine months ended June 30, 2017.

Three individual customers represented 10% or more of receivables and accounted for 45% of the outstanding balance at June 29, 2018. Three individual customers represented 10% or more of receivables and accounted for 42% of the outstanding balances at September 30, 2017.

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

NOTE 12—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of a purchase and sale agreement, with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Property”). Albuquerque (the “Seller”) completed the sale of the Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $0.1 million holdback held subject to a holdback of funds agreement. The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.8 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet. The proceeds from the transaction were used to pay off the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”).  Pursuant to the Lease, the Seller is leasing the Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent was approximately $0.5 million and is subject to an annual increase equal to the lesser of two percent or 1.25 times the change in the Consumer Price Index. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.

As of April 10, 2018, the Company entered into a purchase and sale agreement, with the Purchaser, for the sale of the Company’s manufacturing facility located in Rochester, New York (the “Rochester Property”). The Rochester Property was sold for $2.0 million, and the net book value of the assets sold was $1.2 million. The Company recorded a deferred gain of $0.7 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet. The proceeds from the transaction were used to pay off the Celmet Building Term Loan and pay down a portion of Term Loan B. In conjunction with this purchase, the Lease was amended to include the Rochester Property. The amended Lease includes both the lease-back of the Rochester and the Albuquerque sites. The two properties are now considered one leased property for all Lease purposes. The lease term for both properties expires on May 31, 2033 and provides for renewals of two successive periods of five years each.

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended June
2019	$655
2020	668
2021	681
2022	694
2023 and thereafter	7,589
Total capital lease payments	10,287
Less: amounts representing interest	(2,882)
Present value of minimum lease payment	$7,405

NOTE 13—INCOME/(LOSS) PER SHARE

The Company applies the two-class method to calculate and present net income/(loss) per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income/(loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the nine months ended June 30, 2017, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
Earnings Per Share	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Basic net income/(loss) per share:
Net income/(loss)	$204	$806	$1,289	$(674)
Less: Income attributable to non-vested shares	2	10	13	—
Net income/(loss) available to common stockholders	$202	$796	$1,276	$(674)

Weighted average common shares outstanding	10,243,286	10,193,200	10,221,869	10,176,626

Basic net income/(loss) per share	$0.02	$0.08	$0.12	$(0.07)

Diluted net income/(loss) per share:
Net income/(loss)	$204	$806	$1,289	$(674)

Shares used in computing basic net income/(loss) per share	10,243,286	10,193,200	10,221,869	10,176,626
Dilutive effect of non-vested shares	313,478	—	245,243	—
Shares used in computing diluted net income/(loss) per share	10,556,764	10,193,200	10,467,112	10,176,626

Diluted net income/(loss) per share	$0.02	$0.08	$0.12	$(0.07)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Anti-dilutive shares excluded	39,335	925,764	171,791	932,144

NOTE 14—SUBSEQUENT EVENTS

Effective as of August 2, 2018, the Company and M&T Bank entered into the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Sixth Amendment”), that amended the Credit Facility, as amended. The Sixth Amendment waived any event of default for the fiscal quarter ended June 29, 2018 and modified the definition of applicable margin for the fiscal quarter ending September 30, 2018.

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

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2008 certified and ITAR registered. We are Nadcap accredited and AS9100D and AS9100C certified at our Newark and Albuquerque locations, respectively, to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. Our analysis & testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services test Laboratory, and is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Employees are our single greatest resource. Our total employees numbered 645, all of which are full time employees, at June 29, 2018. Total employment increased by 40 employees during the third quarter of fiscal 2018. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 29, 2018	June 30, 2017
(in thousands)
Net sales	$29,782	$26,489

Gross profit	3,359	3,708
Selling and administrative expenses	2,833	2,604
Interest and financing expense	322	255
Income before income taxes	204	849
Income tax expense	—	43
Net income	$204	$806

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 29, 2018	June 30, 2017
Aerospace & Defense	60%	53%
Medical	22%	30%
Industrial	18%	17%
	100%	100%

Revenue increased in the third quarter of fiscal 2018 by $3.3 million or 12% as compared to the third quarter of the prior fiscal year. Revenues from the aerospace & defense sector and industrial sector increased by $3.6 million and $0.9 million, respectively, and were partially offset by a decrease in the medical sector of $1.2 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $3.6 million in the third quarter of fiscal 2018. Due to new programs, an existing customer accounted for $5.4 million of the increase. We expect to see continued demand from this customer for the remainder of fiscal 2018. Another $1.1 million of the increase is related to multiple customers with increased demand on existing programs. We saw an increase of $0.8 million related to a production ramp up from one customer. The remaining net decrease of $3.6 million related to changes in demand from various customers.

The net increase in demand in the industrial sector of $0.9 million resulted primarily from increased demand from customers whose end markets have grown and was partially offset by modest decreases in demand from other customers. We also had an increase of $0.2 million related to a new product.

The medical sector decreased by $1.2 million in the third quarter of fiscal 2018 compared to the same period of the prior fiscal year. Revenue increased approximately $1.0 million from one customer whose demand had previously been on hold for over a year while multiple other customers had increased demand of $1.2 million. These increases were offset by volume reductions from multiple customers of $3.2 million. We expect some volatility in the medical sector going forward.

Gross profit for the third quarter of fiscal 2018 decreased to 11.3% of sales versus 14.0% in the third quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expense increased $0.2 million and represented 9.5% of sales in the third quarter of fiscal 2018 compared to 9.8% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.1 million in the third quarter of fiscal 2018 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 0.5% higher during the third quarter of fiscal 2018 compared to the third quarter of the prior fiscal year. Our average outstanding debt balances increased by $4.5 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 because of higher balances on the Revolving Credit Facility and Equipment Line Advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million and $0.2 million for the third quarter of fiscal 2018 and fiscal 2017, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the quarter ended June 29, 2018, we did not pay any taxes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Nine Months Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 29, 2018	June 30, 2017
(in thousands)
Net sales	$82,706	$68,833

Gross profit	9,661	7,783
Selling and administrative expenses	8,543	7,711
Interest and financing expense	834	703
Income/(loss) before income taxes	284	(631)
Income tax expense/(benefit)	(1,005)	43
Net income/(loss)	$1,289	$(674)

A summary of sales, according to the market sector within which our customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 29, 2018	June 30, 2017
Aerospace & Defense	62%	49%
Medical	21%	30%
Industrial	17%	21%
	100%	100%

Revenue increased 20%, or $13.9 million, during the first nine months of fiscal 2018 as compared to the prior fiscal period. The increase was mainly driven by an increase in sales in the aerospace & defense sector and industrial sector of $16.9 million and $0.2 million, respectively, partially offset by a decrease of $3.2 million in the medical sector.

Various increases and decreases for our aerospace & defense customers resulted in a net increase in sales of $16.9 million for the first nine months of fiscal 2018 compared to the prior fiscal period. Programs frequently fluctuate in demand or, at times, are discontinued and replaced by new programs. Aggregate increases in sales from existing customers of $20.2 million, of which $16.6 million was driven by new programs with two customers, was partially offset by decreases in revenues from other customers of $4.0 million. We had an increase in sales of $1.4 million from five new customers. However, ending one customer relationship due to low profitability caused an additional sales decrease of $0.6 million during the first nine months of fiscal 2018.

The net increase in sales for the industrial sector was $0.2 million. Various fluctuations in demand from existing customers resulted in an increase in sales of $2.9 million. We also had an increase of $0.1 million related to a new product.

Beginning in fiscal 2017, one of our customers began sourcing more product from an alternate source in China while simultaneously experiencing softer end market demand which decreased our sales by $2.6 million during the first nine months of fiscal 2018.

The net decrease of $3.2 million in sales in the medical sector was primarily due to net decreases in customer demand of $1.2 million and reduction in volume for one legacy program of $1.4 million.

Gross profit increased $1.9 million from 11.3% of sales in the first nine months of fiscal 2017 to 11.7% of sales for the first nine months of fiscal 2018. Customer mix had the most significant impact on gross profit.
S&A expense increased $0.8 million and represented 10.3% of sales in the first nine months of fiscal 2018, compared to 11.2% of sales in the prior fiscal period. The increase in S&A expenses was primarily due to higher wage and related expenses of $0.5 million.
Interest expense increased by $0.1 million in the first nine months of fiscal 2018 compared to the prior fiscal period. The weighted average interest rate on our debt was 0.08% higher during the first nine months of fiscal 2018 compared to the prior fiscal period. Our average outstanding debt balances increased by $2.8 million in the first nine months of fiscal 2018 compared to the prior fiscal period because of higher balances on the Revolving Credit Facility and Equipment Line Advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.6 million and $0.5 million for the first nine months of fiscal 2018 and fiscal 2017, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates. As we have a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an expected U.S. statutory federal tax rate of approximately 24.5% for fiscal 2018, and approximately 21% for subsequent fiscal years. The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Act. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previous paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits. For the nine months ended June 29, 2018, the impact of the Tax Act resulted in our recording a net tax benefit of approximately $1 million, resulting from the release of the valuation allowance on our AMT credits. In addition, because we recorded a full valuation allowance on our historical NOLs, the resulting change in the deferred tax asset from the lower corporate tax rate was fully offset by the resulting change in our valuation allowance and did not have any impact on our income tax provision for the quarter ended June 29, 2018.

With respect to tax payments, in the near term we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first nine months of fiscal 2018, we did not pay any taxes. At the end of fiscal 2017, the NOL carryforwards amounted to approximately $32.9 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of June 29, 2018, there were $0.3 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended follows:

	Nine Months Ended
Cash Flow Data	June 29, 2018	June 30, 2017
(in thousands)
Cash, beginning of period	$—	$845
Net cash provided by/(used in):
Operating activities	(3,748)	(782)
Investing activities	(49)	3,720
Financing activities	3,797	(3,706)
Net cash decrease for the period	—	(768)
Cash, end of period	$—	$77

Operating activities

Cash flows provided by operations, before considering changes in our working capital accounts, was $2.4 million and $1.5 million for the first nine months of fiscal 2018 and fiscal 2017, respectively. Net income of $1.3 million in the first nine months of fiscal 2018 improved compared to the prior year due to the income tax benefit of $1.0 million as a result of the Tax Act. Net loss was $0.7 million during the first nine months of the prior fiscal year.

Working capital used cash flows of $6.1 million and $2.3 million in the first nine months of fiscal 2018 and fiscal 2017, respectively. The change in working capital in the first nine months of fiscal 2018 was primarily due to increases in accounts receivable of $1.7 million and inventory of $10.6 million. These changes were partially offset by an increase in accounts payable of $3.3 million, book overdraft of $1.3 million and accrued expenses of $1.2 million. Accounts receivable increases were primarily due to the increase in sales. Inventory increases were driven by the increases in customer demand to meet increased backlog. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows used in investing activities were minimal for the first nine months of fiscal 2018 and provided $3.7 million for the first nine months of fiscal 2017.  Cash flows used in the first nine months of fiscal 2018 consisted of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system, offset from the proceeds from the Rochester sale-leaseback transaction. Cash flows provided in the first nine months of fiscal 2017 consisted of proceeds from the Albuquerque sale-leaseback transaction, partially offset by the purchases of equipment and capitalized software costs.

Financing activities

Cash flows provided by financing activities was $3.8 million for the first nine months of fiscal 2018. Cash flows used by financing activities was $3.7 million for the first nine months of fiscal 2017.  During the first nine months of fiscal 2018, net borrowings under all credit facilities were $4.0 million, with $5.8 million of net borrowings under the Revolver, as defined below, repayments of $2.7 million for term debt, and $0.8 million of new borrowings related to Equipment Line Advances. Term debt payments were more than normal principal repayments as proceeds from the Rochester sale-leaseback transaction were used to pay down term debt. During the first nine months of fiscal 2017, net repayments under all credit facilities were $3.5 million, with $5.6 million of net borrowings under the Revolver and repayments of $9.1 million for term debt, due largely to the Albuquerque sale-leaseback transaction.

Credit Facilities

At June 29, 2018, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Fifth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $14.6 million, and the upper limit was $22.0 million.  The Company believes that its liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2017, the Company had to maintain a Maximum Capital Expenditures requirement and a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended June 29, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimun of 1.10 was the only covenant in effect at June 29, 2018. The Fixed Charge Coverage Ratio was calculated as 0.91 at June 29, 2018.

Effective as of August 2, 2018, the Company and M&T Bank entered into the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement (the “Sixth Amendment”), that amended the Credit Facility, as amended. The Sixth Amendment waived any event of default for the fiscal quarter ended June 29, 2018 and modified the definition of applicable margin for the fiscal quarter ending September 30, 2018. The applicable marginal interest rate is fixed at 3.00% for the Revolver and 3.255% for Term Loan B. Accordingly, there was no event of default under the Credit Facility, as amended, for the quarter ended June 29, 2018.

Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2017.  During the nine months ended June 29, 2018, there have been no material changes to these policies.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at June 29, 2018 or September 30, 2017.

At June 29, 2018, the Company had $19.2 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of June 29, 2018 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 29, 2018, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer concluded that, as of June 29, 2018, our disclosure controls and procedures were effective.

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

During the quarter ended June 29, 2018, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Fifth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of April 20, 2018 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.2*	Sixth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of August 2, 2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

IEC Electronics Corp.
(Registrant)

August 8, 2018	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)