Form 10-K
period 2018-09-30
IEC ELECTRONICS CORP
filed 2018-11-29
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2018
or
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
Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At March 30, 2018, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2018, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $35,707,488 (based on the closing price of the registrant’s common stock on the NYSE American on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by registrant that such individuals or entities are, in fact, affiliates of the registrant.
As of November 21, 2018, there were 10,255,309 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“Form 10-K”) contains forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with the Tax Cuts and Jobs Act of 2017; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; our ability to maintain effective internal controls over financial reporting; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Corp-Albuquerque (“Albuquerque”), IEC Analysis & Testing Laboratory, LLC (“ATL”) and IEC California Holdings, Inc. The Rochester unit, formerly known as Celmet, operates as a division of IEC.

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

•
We provide direct order fulfillment services for our customers by integrating with their configuration management process to obtain their customer orders, customize the product to the specific requirements, functionally test the product and provide verification data, and direct ship to their end customer in order to reduce time, cost, and complexity within our customer’s supply chain.

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

IEC’s Strategy

IEC is focused on providing services for life-saving and mission critical products in the medical, industrial, aerospace and defense sectors that require a sophisticated level of manufacturing support. We offer our customers a full range of manufacturing services, combined with advanced scientific technical support to ensure their products perform for the critical applications for which they are intended. The ability to solve our customers’ technical challenges, meet their stringent quality requirements, and integrate seamlessly within their supply chain, is the value add that IEC brings.

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

Availability of Components

Our revenues are principally derived from turn-key services that involve the acquisition of raw and component materials, often from a limited number of suppliers, to be manufactured in accordance with each customer’s specifications. While we believe we are well positioned with supplier relationships and procurement expertise, potential shortages of components in the world market could have a material adverse effect on our revenue levels or operating efficiencies.

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

For the year ended September 30, 2018 (“fiscal 2018”), IEC obtained 26% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

	Years Ended
% of Sales by Sector	September 30, 2018	September 30, 2017

Aerospace and Defense	59%	52%
Medical	22%	28%
Industrial	19%	20%
	100%	100%

Individual customers representing 10% or more of sales in fiscal 2018 included Baxter Corporation (“Baxter”) (11%), in the medical sector, and ViaSat Inc. (23%), in the aerospace and defense sector. In fiscal 2017, two customers represented 10% or more of sales, Baxter, in the medical sector, represented 14% and ViaSat, Inc. in the aerospace and defense sector represented 13%.

Three customers represented 10% or more of receivables at September 30, 2018. One customer in the aerospace and defense sector, one customer in the medical sector, and one customer in the industrial sector together accounted for 55% of the outstanding balances at September 30, 2018. Three customers represented 10% or more of receivables at September 30, 2017. Two customers in the aerospace and defense and one in the medical sector accounted for 42% of the outstanding balances at September 30, 2017.

Backlog

Our backlog at the end of fiscal 2018 was $133.7 million, which is 85.4% higher than $72.1 million at the end of fiscal 2017. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $122.3 million of our backlog at September 30, 2018 is expected to be shipped within the fiscal year ending September 30, 2019 (“fiscal 2019”), with the remainder expected to ship in future years. This compares to $66.3 million that was expected to be shipped within 12 months from year-end as of September 30, 2017, with the remainder at such time that was expected to be shipped greater than 12 months from the prior year-end.

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

Employees

Employees are our single greatest resource. IEC’s total employees numbered 689, all of which are full time employees, at September 30, 2018. The Company increased by 124 employees during fiscal 2018, mainly driven by higher volumes in fiscal 2018. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Expansion of Newark, New York Manufacturing Operations

In February 2018, we announced that we will open a new state-of-the-art manufacturing facility in Newark, NY funded in part by the State of New York. The new 150,000 square foot facility will be located at the Silver Hill Technology Park and allows us to design, from the ground up, a state-of-the-art, advanced technology facility to support our operations. As part of this expansion, we intend to move our administrative offices to this location.

Sale-Leaseback Transaction

On November 18, 2016, we completed a sale-leaseback transaction pursuant to which our subsidiary, Albuquerque, sold certain property, including its manufacturing facility located in Albuquerque, New Mexico, to Store Capital Acquisitions, LLC (“Store Capital”) for an aggregate purchase price of approximately $5.8 million including a $120.0 thousand holdback. Proceeds from this transaction were used to pay the mortgage on such property and pay down Term Loan A, as discussed in Note 5—Credit Facilities. As part of the transaction, Albuquerque entered into a lease (the "Lease") for the property for an initial term of 15 years that may be renewed twice for five-year terms. The initial base annual rental is approximately $474.0 thousand and is subject to certain annual increases. In addition, we entered into a separate payment and performance guaranty with Store Capital Acquisitions, LLC with respect to the lease.

On May 11, 2018, we completed a sale-leaseback transaction pursuant to which we sold our manufacturing facility located in Rochester, New York (the “Rochester Property”), to Store Capital for an aggregate purchase price of approximately $2.0 million. The net book value of the assets sold was $1.2 million. The proceeds from the transaction were used to pay off the Celmet Building Term Loan and pay down a portion of Term Loan B, as discussed in Note 5—Credit Facilities. In conjunction with this purchase, the Lease was amended to include the Rochester Property. The amended Lease includes both the lease-back of the Rochester and the Albuquerque sites. The two properties are now considered one leased property for all Lease purposes. The lease term for both properties expires on May 31, 2033 and provides for renewals of two successive periods of five years each.
The sale-leaseback transactions are further described in Note 12—Capital Lease.

Item 1A.	RISK FACTORS

We depend on a relatively small number of customers, the loss of one or more of whom may negatively affect our operating results.

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2018 and fiscal 2017, our five largest customers accounted for 55% and 49% of net sales, respectively. The percentage of our sales to our major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

We rely on the continued growth and financial stability of our customers, including our major customers. Adverse changes in the end markets they serve can reduce demand from our customers in those markets and/or make customers in these end markets more price sensitive. Further, mergers or restructuring among our customers, or their end customers, could increase concentration or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers. Future developments, particularly in those end markets that account for more significant portions of our revenues, could harm our business and our results of operations.

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

To the extent we are required to seek additional waivers and/or amendments, we may continue to experience increased borrowing costs. If we are not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults with respect to other obligations, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Since a significant portion of our business is defense-related, reductions or delays in U.S. defense spending may have a material adverse effect on our revenues.

During fiscal 2018 and fiscal 2017, our sales to customers serving the aerospace and defense industries approximated 59% and 52% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

The medical sector represented approximately 22% and 28% of our sales during fiscal 2018 and fiscal 2017, respectively. Medical device industries are intensely competitive and heavily regulated. Medical businesses must operate within an evolving regulatory and risk environment, with ongoing pricing and cost pressures, and adoption of new business models driven by scientific and technological advances. Any significant change in production rates or any restructuring by customers in this sector would likely have a material effect on our results of operations. There is no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the medical sector could have a negative impact on our business and financial results.

Global economic and financial market conditions may have a material adverse effect on our results of operations and financial condition.

Current global economic and financial market conditions, including the onset of a global economic recession, may have a material adverse effect on our results of operations and financial condition. These conditions may also materially impact our customers and suppliers. Economic and financial market conditions that adversely affect our customers may cause them to terminate or delay existing purchase orders or to reduce the volume of products they purchase from us in the future. We may be owed significant balances from customers that operate in cyclical industries and under leveraged conditions that could impair their ability to pay amounts owed to us on a timely basis. Failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition.

Similarly, adverse changes in credit terms extended to us by our suppliers, such as shortening the required payment period for outstanding accounts payable or reducing the maximum amount of trade credit available to us could significantly affect our liquidity and thereby have a material adverse effect on our results of operations and financial condition.

If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for and respond to those changes, and this could have a material adverse effect on our operating results.

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China, Canada and the European Union. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain products and product components, including components we use, impacting our supply chain and increasing our costs of doing business. Although the majority of our supplier contracts allow us to recover tariffs, if we are unable to recover these costs, our profit margins may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including potential reductions in trade with China and others, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

If we experience deficiencies in our internal control over financial reporting and procedures, it could have a material adverse effect on our business and on our investors’ confidence in our reported financial information, and there is no guarantee that our internal control over financial reporting and procedures will not fail in the future.

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

Start-up costs and inefficiencies related to new or transferred programs can have a material adverse effect on our operating results and may not be recoverable.

Our long term success depends in part upon our ability to support our customers as they bring new products and programs to market, or transfer programs to us. Often these products and programs have technological issues and require, or our customers desire, engineering and other changes and innovations in order to facilitate full-scale production and end-user acceptance. Although some of these programs, particularly in the defense and space industries, once mature, will likely profitably extend over many years and will be difficult to transfer to our competitors, we may have to make significant upfront investments in them that may be recovered only over the longer term. These investments may have a significant impact on our profitability in nearer term periods. Moreover, start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships; and difficulties in estimating required resources and the timing of those resources in advance of production, can adversely affect our operating results. If new programs or customer relationships are terminated or delayed, this could have a material adverse effect on our operating results, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

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

Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control. Although we are always seeking new opportunities, we may not be able to replace any deferred, reduced or canceled orders. Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels. Such cancellations, reductions or delays have occurred and may occur again. The volume and timing of sales to our customers may vary due to:

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

For fiscal 2018, IEC obtained 26% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics, Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Much of our net revenue is derived from turn-key manufacturing for which we provide the materials specified by our customers. Some of our customer agreements permit periodic adjustments to pricing based on increases or decreases in component prices and other factors. However, we typically bear the risk of component price increases that occur between any such re-pricing dates or, if such re-pricing is not permitted during the balance of the term of a particular customer agreement. As a result, some component price increases may have a material adverse effect on our operating results, if we cannot increase prices enough to offset increased costs or if increased prices lead to canceled orders.

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

We manufacture highly complex products to our customers’ specifications, often within tight tolerance ranges, and such products may contain design or manufacturing errors or defects. Defects in the products we manufacture, whether caused by customer design, workmanship, component failure or other error, may result in delayed shipments to customers or reduced or canceled customer orders, adversely affecting our reputation and may result in product liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for costs associated with product failure.

Security breaches and other disruptions, both physical and virtual, could compromise our information, harm customer relationships and expose us to liability, which would cause our business and reputation to suffer.

We have access to, create and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Cybersecurity breaches, system disruptions and failures may interrupt or delay our ability to provide services to our customers and expose our business and our customers to harm. Any such breach could compromise our networks and the information stored there could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our customer relationships, impair our ability to record, process and report accurate information to our stockholders and the SEC, or result in legal claims or proceedings, any of which could adversely affect our business, financial condition, revenues and competitive position.

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

Our compliance with these policies, standards and third party certification requirements could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competitiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.

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

Our business has benefited from OEMs deciding to outsource their EMS needs to us. Our future revenue growth depends, in part, on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers, including off-shore procurement opportunities. They also evaluate the potential benefits of manufacturing their products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other domestic or foreign providers, this could have a material adverse effect on our financial results and prospects.

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

Failure to attract and retain key personnel and other skilled employees could have a material adverse effect on our business.

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

We are subject to a variety of United States government regulations that control the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to employee occupational health and safety, and environmental and waste management regulations relating to the use, storage, discharge and disposal of hazardous materials used in our manufacturing process. To date, the cost to us of such compliance has not had a material impact on our business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production which could have a material adverse effect on our results of operations. While we are not currently aware of any violations, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant compliance-related expenses.

We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences that could result from manufacturing defects or malfunctions (e.g., death or serious injury) of the medical devices we manufacture, design or test.

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (“cGMP”) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspection observations, a notice of violation or a warning letter, imposing fines, bringing an action against us and our officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. If any of these were to occur, our reputation and business could suffer.

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

A failure of our information technology systems, including the implementation of our new enterprise resource planning system, could have a material adverse effect on our business.

A failure or prolonged interruption in our information technology systems, some of which are aging, or difficulties encountered in upgrading our systems or implementing new systems, that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

We are in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes. Epicor will assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Enterprise resource planning (“ERP”) system implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. As part of the Epicor implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While Epicor is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve.

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

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York (1)	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	AO,M,W,D	47,000	Leased	5/31/2033
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Leased	5/31/2033

(1)	Please see the disclosure regarding the expansion of our operations in Newark, NY above under “Expansion of Newark, New York Manufacturing Operations” in Part I, Item 1 of this report.

Our properties are generally in good condition and are suitable for their intended purposes. We have granted mortgages on the Newark property to secure certain of our obligations to M&T Bank.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings individually or in the aggregate, will have a material effect on our consolidated financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers at September 30, 2018 were as follows:

	Age
Jeffrey T. Schlarbaum	52	President and Chief Executive Officer
Thomas L. Barbato	49	Senior Vice President and Chief Financial Officer

Jeffrey T. Schlarbaum, age 52, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Since July 2017, Mr. Schlarbaum also serves as a director and member of the audit committee of Lakeland Industries, Inc.

Thomas L. Barbato, age 49, has served as our Senior Vice President and Chief Financial Officer since September 2018.
Mr. Barbato has held various positions with Xerox Corporation, an American global corporation that sells print and digital document solutions, and document technology products, since 1995 most recently serving as Vice President of Finance, North America Operations, Pricing and Contracting Center of Excellence, from January 2017 to September 2018; Vice President of Finance and Chief Financial Officer, Xerox Large Enterprise Operations (LEO) U.S., from March 2014 to December 2016; Vice President of Finance Transformation and Director, Xerox Business Services, from April 2013 to March 2014; and Finance Director, Acquisition Operations Office from April 2010 to April 2013. Prior to joining Xerox Corporation, Mr. Barbato was a senior auditor with Deloitte & Touche, LLP in Rochester, New York. Mr. Barbato is a certified public accountant.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NYSE American LLC (“NYSE American”) under the symbol “IEC”.

(b) Holders

As of November 21, 2018, there were approximately 186 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Recent sales of Unregistered Securities

None.

(d) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2018. Furthermore, certain covenants in our credit agreement with M&T Bank limit our ability to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2018	2017	2016	2015	2014
(amounts in thousands, except per share data)	(a)			(b)	(b)
Net sales	$116,922	$96,455	$127,010	$126,999	$120,837
Gross profit	14,157	11,257	20,287	16,295	13,689
Operating profit/(loss)	2,719	1,060	6,248	(1,660)	40
Income/(loss) before income taxes	1,573	143	4,856	(3,770)	(1,772)
(Benefit)/provision for income taxes	(8,837)	62	70	1	12,876
Income/(loss) from continuing operations	10,410	81	4,786	(3,771)	(14,648)
Loss from discontinued operations, net	—	—	—	(6,415)	(423)
Net income/(loss)	$10,410	$81	$4,786	$(10,186)	$(15,071)

Gross margin as % of sales	12.1%	11.7%	16.0%	12.8%	11.3%
Operating profit/(loss) as % of sales	2.3%	1.1%	4.9%	(1.3)%	—%

Diluted net income/(loss) per common share:
Earnings/(loss) from continuing operations	$1.01	$0.01	$0.47	$(0.37)	$(1.49)
Earnings/(loss) from discontinued operations	—	—	—	(0.64)	(0.04)
Net earnings/loss	$1.01	$0.01	$0.47	$(1.01)	$(1.53)

Working capital	$20,748	$17,194	$19,772	$21,866	$24,046
Total assets	90,448	52,447	50,397	68,262	72,996
Long-term debt (excluding current portion)	16,002	14,023	16,732	28,323	28,479
Long-term capital lease obligation (excluding current portion)	7,027	5,362	—	—	—
Stockholders’ equity	25,376	14,429	13,864	8,688	17,405
(a)	Fiscal year 2018 was impacted by the income tax benefit recorded to release the majority of the valuation allowance against the net deferred income tax assets.
(b)	Fiscal years 2015 and 2014 were impacted by the 2014 restatement of our financial statements and related expenses.

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

Results of Operations

Fiscal Years Ended September 30, 2018 and 2017

A summary of selected income statement amounts during the years ended September 30, 2018 and 2017 is as follows:

	Years Ended
Income Statement Data	September 30, 2018	September 30, 2017
(in thousands)
Net sales	$116,922	$96,455

Gross profit	14,157	11,257
Selling and administrative expenses	11,438	10,197
Interest expense	1,146	917
Income before income taxes	1,573	143
(Benefit)/provision for income taxes	(8,837)	62
Net income	$10,410	$81

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
% of Sales by Sector	September 30, 2018	September 30, 2017

Aerospace and Defense	59%	52%
Medical	22%	28%
Industrial	19%	20%
	100%	100%

Revenue increased 21.2%, or $20.5 million, during fiscal 2018 as compared to the prior fiscal year. The increase was mainly driven by increases in sales in the aerospace and defense sector of $18.7 million and in the industrial sector of $2.6 million, partially offset by decline in the medical sector of $0.9 million.

Various increases and decreases for our aerospace and defense customers resulted in a net increase in sales of $18.7 million for fiscal 2018 compared to fiscal 2017. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate decreases in sales from existing customers of $5.2 million were offset by increases in revenues from other existing customers of $24.3 million. We had an increase in sales of $1.6 million from six new customers. However, ending one customer relationship due to low profitability caused an additional sales decrease of $0.7 million during fiscal 2018.

The net increase in sales for the industrial market sector was $2.6 million. Increases in demand across various customers amounted to $4.3 million, with one customer representing $2.6 million due to growth in the semiconductor market. We also added two new customers with sales of $1.1 million for fiscal 2018. These increases were partially offset by one of our customers sourcing more product from an alternate source in China and who also experienced softer end market demand which decreased our sales by $2.8 million.

The net decrease of $0.9 million in sales in the medical sector was primarily due to net increases in customer demand of $1.3 million offset by reduction in volume for one legacy program of $1.5 million and the ending of programs and customer relationships of $2.3 million.

Gross profit increased $2.9 million from 11.7% of sales in fiscal 2017 to 12.1% of sales for fiscal 2018. The most significant impact on gross profit can be attributed to the increase in sales mix.
Selling and administrative (“S&A”) expenses increased $1.2 million and represented 9.8% of sales in fiscal 2018, compared to 10.6% of sales in the prior fiscal year. The increase in S&A expenses was primarily due to higher wage and related expenses of $0.7 million and increased consulting expenses related to the ongoing implementation of a new enterprise resource planning (“ERP”) system.
Interest expense increased by $0.2 million in fiscal 2018 compared to the prior fiscal year. The weighted average interest rate on our debt was 0.05% higher during fiscal 2018 than the prior fiscal year. In fiscal 2018, we incurred approximately $0.3 million of interest related to the capital lease obligation for the Albuquerque, New Mexico and Rochester, New York facilities. Our average outstanding debt balances increased by $2.6 million in fiscal 2018 compared to fiscal 2017 because of higher balances on the revolving credit facility and equipment line advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.9 million and $0.7 million for fiscal 2018 and fiscal 2017, respectively. Detailed information regarding our borrowings is provided in Note 5—Credit Facilities.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 24.2% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previously paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits.

The Company has concluded that the Tax Act has caused the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. As of September 30, 2018, the Company has completed its analysis of the impact of the Tax Act under SAB 118.

For the year ended September 30, 2018, the impact of the Tax Act resulted in the Company recording a tax expense of approximately $4.7 million due to the change in the tax rate. This was offset by a corresponding decrease to the valuation allowance of approximately $5.8 million, resulting in a net tax benefit of approximately $1.0 million related to the release of the valuation allowance on the Company’s AMT credits.

As of September 30, 2018, the Company’s deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards. A valuation allowance of $1.3 million and $15.1 million was recorded against our gross deferred tax asset balance as of September 30, 2018, and September 30, 2017, respectively. During the year ended September 30, 2018, management evaluated both positive and negative evidence to consider the reversal of the valuation allowance on the Company's net deferred income tax assets and determined in the fourth quarter of fiscal 2018 that there was sufficient positive evidence to conclude that it is more likely than not that the Company's deferred income tax assets are realizable. As a result, in the fourth quarter of fiscal 2018 the Company recorded a $7.8 million income tax benefit to release most of the valuation allowance against the Company's net deferred income tax assets.

Management performs an assessment of positive and negative evidence regarding the realization of the Company's net deferred income tax assets as required by ASC 740. For the year ended September 30, 2017, we determined that a valuation allowance was needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of the Company's three-year cumulative losses at that time.

IEC has NOLs for income tax purposes of approximately $29.7 million at September 30, 2018, expiring mainly in years 2022 through 2025 and 2031 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files.

Liquidity and Capital Resources (Full Years Ended September 30, 2018 and 2017)

Capital Resources

As of September 30, 2018, there was $0.2 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the years ended follows:

	Years Ended
Cash Flow Data	September 30, 2018	September 30, 2017
(in thousands)
Cash, beginning of year	$—	$845
Net cash flow provided by/(used in):
Operating activities	(203)	1,759
Investing activities	(1,982)	2,222
Financing activities	2,185	(4,826)
Net cash decrease for the year	—	(845)
Cash, end of year	$—	$—

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $4.4 million in fiscal 2018 and $2.8 million in fiscal 2017. Net income of $10.4 million in fiscal 2018 improved compared to the prior year due to the income tax benefit of $1.0 million as a result of the Tax Act and a release of the deferred tax valuation allowance of $7.8 million. Net income was $0.1 million during the prior fiscal year.

Working capital used cash flows of $4.6 million and $1.1 million in fiscal 2018 and fiscal 2017, respectively.  The change in working capital in fiscal 2018 was primarily due to an increase in accounts receivable of $7.3 million and an increase in inventory of $18.6 million. These increases were partially offset by an increase in accounts payable of $13.5 million, an increase in the book overdraft of $2.1 million and an increase in customer deposits of $6.0 million. Accounts receivable increases were primarily due to timing of revenue in the fourth quarter of fiscal 2018. The accounts payable increase in fiscal 2018 was partially due to an increase in inventory as well as the timing of payments. In both periods, the increase in inventory and customer deposits was due to securing materials for future production.

Investing activities

Cash flows used by investing activities were $2.0 million for fiscal 2018 and provided $2.2 million for fiscal 2017.  Cash flows used in fiscal 2018 consisted of $0.8 million of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new ERP system, partially offset by the proceeds of $1.9 million from the Rochester sale-leaseback transaction. Cash flows provided in fiscal 2017 consisted of proceeds of $5.8 million from the Albuquerque sale-leaseback transaction, partially offset by the purchases of equipment and capitalized software costs.

Financing activities

Cash flows provided by financing activities were $2.2 million in fiscal 2018 and used $4.8 million for fiscal 2017. During fiscal 2018, net borrowings under all credit facilities were $2.5 million, with $4.2 million of net borrowings under the Revolver, as defined below, repayments of $2.9 million for term debt, and $1.2 million of new borrowings related to Equipment Line Advances. Term debt payments were more than normal principal repayments as proceeds from the Rochester sale-leaseback transaction were used to pay down term debt. During fiscal 2017, net repayments under all credit facilities were $4.6 million, with $4.8 million of net borrowings under the Revolver and repayments of $9.4 million for term debt, due largely to the Albuquerque sale-leaseback transaction.

Credit Facilities

At September 30, 2018, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $13.0 million, and the upper limit was $22.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2018, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended September 30, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at September 30, 2018. The Fixed Charge Coverage Ratio was calculated as 1.16 at September 30, 2018.

The Company was in compliance with all financial debt covenants at September 30, 2018.

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

Inventory reserves: FASB ASC 330-10-35 (Inventory) requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. Inventory balances are generally reduced to the lower of cost or net realizable value by establishing offsetting balance sheet reserves.

Valuation of Deferred Income Tax Assets. We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by FASB ASC 740 (Income Taxes)(“ASC 740”). Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. Based on our evaluation of positive evidence in fiscal 2018, we reversed the valuation allowance established in fiscal 2014 on our net deferred income tax assets. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.

Income taxes: ASC 740 describes the manner in which income taxes are to be provided for in our financial statements. We are required to recognize (i) the amount of taxes payable or refundable for the current period and (ii) deferred tax assets and liabilities for the future tax consequences of events that have been reported in our financial statements or tax returns. With respect to uncertain positions that may be taken on a tax return, we recognize related tax benefits only if it is more likely than not that the position will be sustained under examination based on the technical merits of the position. We evaluate whether, based on all available evidence, our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized. The determination of income tax balances for financial statement purposes requires significant judgment and actual outcomes may vary from the amounts recorded.

Recently Issued Accounting Standards

Information with respect to recently issued accounting standards is provided in Note 1—Our Business and Summary of Significant Accounting Policies.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at September 30, 2018 or September 30, 2017.

At September 30, 2018, the Company had $17.5 million of debt, all with variable interest rates. Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 5—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2018, indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility, as amended.  M&T Bank’s credit rating (reaffirmed A by Fitch in September 2018) is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility, as amended.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IEC Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Rochester, New York
November 29, 2018

We have served as the Company's auditor since fiscal 2017.

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 and 2017
(in thousands, except share and per share data)

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	25,168	17,887
Inventories	34,126	15,605
Other current assets	1,747	1,018
Total current assets	61,041	34,510

Property, plant and equipment, net	20,110	17,777
Deferred income taxes	8,855	—
Other long-term assets	442	160

Total assets	$90,448	$52,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,449	$987
Current portion of capital lease obligation	306	215
Accounts payable	28,689	13,046
Accrued payroll and related expenses	1,796	1,013
Other accrued expenses	458	444
Customer deposits	7,595	1,611
Total current liabilities	40,293	17,316

Long-term debt	16,002	14,023
Long-term capital lease obligation	7,027	5,362
Other long-term liabilities	1,750	1,317
Total liabilities	65,072	38,018

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,304,393 and 11,252,566 shares, respectively
Outstanding: 10,248,905 and 10,197,078 shares, respectively	102	102
Additional paid-in capital	47,326	46,789
Accumulated deficit	(20,463)	(30,873)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	25,376	14,429

Total liabilities and stockholders’ equity	$90,448	$52,447

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2018 and 2017
(in thousands, except share and per share data)

	Years Ended
	September 30, 2018	September 30, 2017

Net sales	$116,922	$96,455
Cost of sales	102,765	85,198
Gross profit	14,157	11,257

Selling and administrative expenses	11,438	10,197
Operating profit	2,719	1,060

Interest expense	1,146	917
Income before income taxes	1,573	143

(Benefit)/provision for income taxes	(8,837)	62

Net income	$10,410	$81

Net income per common share:
Basic	$1.01	$0.01
Diluted	$1.01	$0.01

Weighted average number of shares outstanding:
Basic	10,228,596	10,181,868
Diluted	10,320,203	10,181,868

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2018 and 2017
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Retained (Deficit)	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2016	10,160,128	$102	$46,305	$(30,954)	$(1,589)	$13,864

Net income	—	—	—	81	—	81
Stock-based compensation	—	—	460	—	—	460
Vested restricted stock	31,559	—	—	—	—	—
Shares withheld for payment of taxes upon vesting of restricted stock	(1,825)	—	(3)	—	—	(3)
Employee stock plan purchase	7,216	—	27	—	—	27

Balances, September 30, 2017	10,197,078	102	46,789	(30,873)	(1,589)	14,429

Net income	—	—	—	10,410	—	10,410
Stock-based compensation	—	—	489	—	—	489
Vested restricted stock	40,107		—		—	—
Shares withheld for payment of taxes upon vesting of restricted stock	(1,743)	—	(8)	—	—	(8)
Exercise of stock options	1,400	—	6	—	—	6
Employee stock plan purchases	12,063	—	50	—	—	50

Balances, September 30, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2018 and 2017
(in thousands)

	Years Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,410	$81
Non-cash adjustments:
Stock-based compensation	489	460
Depreciation and amortization	2,351	2,609
Loss on sale of property, plant and equipment	—	4
Change in reserve for doubtful accounts	10	(151)
Change in excess/obsolete inventory reserve	123	(111)
Deferred tax benefit	(8,855)	—
Amortization of deferred gain on sale of leaseback	(83)	(61)

Changes in assets and liabilities:
Accounts receivable	(7,291)	(596)
Inventories	(18,644)	(110)
Other current assets	(729)	196
Other long-term assets	(333)	—
Accounts payable	13,540	1,624
Change in book overdraft position	2,103	558
Accrued expenses	797	(2,437)
Customer deposits	5,984	(145)
Other long-term liabilities	(75)	(162)
Net cash flows (used in)/provided by operating activities	(203)	1,759

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,934)	(3,533)
Proceeds from disposal of property, plant and equipment	5	5
Proceeds from sale-leaseback transaction	1,947	5,750
Net cash flows (used in)/provided by investing activities	(1,982)	2,222

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	62,380	46,851
Repayments of revolving line of credit	(58,153)	(42,043)
Borrowings under other loan agreements	1,150	—
Repayments under other loan agreements	(2,921)	(9,396)
Repayments under capital lease	(244)	(173)
Debt issuance costs	(75)	(89)
Proceeds from exercise of stock options	6	—
Proceeds from employee stock plan purchases	50	27
Cash paid for employee taxes upon vesting of restricted stock	(8)	(3)
Net cash flows provided by/(used in) financing activities	2,185	(4,826)

Net cash decrease for the year	—	(845)
Cash, beginning of year	—	845
Cash, end of year	$—	$—

Supplemental cash flow information:
Interest paid	$1,151	$922
Income taxes paid	7	127
Property, plant and equipment additions financed through capital lease	2,000	5,750

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 and 2017

Note 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, ISO 13485, Nadcap.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this website are not incorporated by reference into this annual report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ended September 30, 2018 (“fiscal 2018”), the fiscal quarters ended on December 29, 2017, March 30, 2018 and June 29, 2018. For the fiscal year ended September 30, 2017 (“fiscal 2017”), the fiscal quarters ended on December 30, 2016, March 31, 2017 and June 30, 2017.

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

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the consolidated balance sheets. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definitive lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during fiscal 2018 and 2017.

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

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, ASC 450-10 (Contingencies) requires the Company to determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2018 or fiscal 2017.

Revenue Recognition

The Company’s revenue is principally derived from the sale of electronic products built to customer specifications, but also from other value-added support services and repair work.  Revenue from product sales is recognized when (i) goods are shipped or title and risk of ownership have passed, (ii) the price to the buyer is fixed or determinable, and (iii) realization is reasonably assured. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in fiscal 2018 and fiscal 2017.

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

Segments

The Company’s results of operations for the years ended September 30, 2018 and 2017 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The guidance is effective for the Company beginning in the first quarter of the fiscal year ending September 30, 2019 (“fiscal 2019”). The Company has identified key personnel to evaluate the guidance and approve a transition method. The Company has assessed that the impact of the new guidance may result in a change of the Company’s revenue recognition model for electronics manufacturing services from “point in time” upon physical delivery to an “over time” model and believes this transition may have a material impact on the Company’s consolidated financial statements upon adoption primarily as it recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in inventories. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application: (i) retrospective to each prior reporting period presented, or (ii) modified retrospective with the cumulative effect of adoption recognized on October 1, 2018, the first day of the Company’s fiscal 2019.

The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer. Revenue is derived primarily from the manufacturing of electronics components which are built to customer specifications. Revenue is recognized as the customer's components are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. The Company also records an unbilled contract asset for revenue related to its work-in-process inventory (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses an input method of direct manufacturing labor inputs to measure progress towards satisfying its performance obligation associated with WIP inventory.

The Company has contractual arrangements with many of its customers which require the customer to purchase any unused inventory that the Company has purchased to fulfill that customer’s manufacturing demand. Revenue from the sale of any excess inventory to the customer is recognized at a point in time when control transfers, which is typically when title passes to the customer upon shipment. The Company also derives revenue from the sale of procured finished goods, specifically for resale. Revenue from the sales of these goods is recognized when control transfers at a point in time, which is typically when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized over time as services are performed.

The Company will adopt the new guidance under the modified retrospective approach with a cumulative adjustment increasing the opening balance of retained earnings by approximately $0.5 million to $1.0 million, net of tax. Prior periods will not be retrospectively adjusted.

FASB ASU 2016-02, “Leases” was issued in February 2016. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. For public entities, the new guidance is effective for annual periods beginning after December 15, 2018, or the Company’s fiscal year ending September 30, 2020, and interim periods within those annual periods. Early adoption is permitted for all entities. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Note 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the years ended September 30, 2018 and 2017 is as follows:

	Years Ended
Allowance for doubtful accounts	September 30, 2018	September 30, 2017
(in thousands)
Allowance, beginning of period	$75	$226
Change in provision for doubtful accounts	10	(144)
Write-offs	—	(7)
Allowance, end of period	$85	$75

Note 3—INVENTORIES

A summary of inventory by category at period end is as follows:

Inventories	September 30, 2018	September 30, 2017
(in thousands)
Raw materials	$21,323	$8,964
Work-in-process	11,263	5,080
Finished goods	1,540	1,561
Total inventories	$34,126	$15,605

Note 4—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end is as follows:

Property, Plant and Equipment	September 30, 2018	September 30, 2017
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,314	8,910
Building under capital lease	7,750	5,750
Machinery and equipment	30,969	27,947
Furniture and fixtures	7,877	7,520
Construction in progress	5,360	4,968
Total property, plant and equipment, at cost	60,058	55,883
Accumulated depreciation	(39,948)	(38,106)
Property, plant and equipment, net	$20,110	$17,777

Depreciation expense during the years ended September 30, 2018 and 2017 follows:

	Years Ended
	September 30, 2018	September 30, 2017
(in thousands)
Depreciation expense	$2,358	$2,515

Note 5—CREDIT FACILITIES

A summary of borrowings at period end is as follows:

	Fixed/			September 30, 2018		September 30, 2017
	Variable				Interest		Interest
Debt	Rate	Date		Balance	Rate	Balance	Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022		$12,996	5.26%	$8,769	3.73%
Term Loan B	v	5/5/2022		3,636	5.36	5,714	3.99
Celmet Building Term Loan	f	11/7/2018	[1]	—	—	802	4.72
Equipment Line Advances	v	12/18/2018		314	5.56	—	—
Equipment Line Term Note	v	Various	[2]	794	5.56	—	—
Total debt, gross				17,740		15,285
Unamortized debt issuance costs				(289)		(275)
Total debt, net				17,451		15,010
Less: current portion				(1,449)		(987)
Long-term debt				$16,002		$14,023
1 The Celmet Building Term Loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease. Proceeds from the transaction were also used to pay down a portion of Term Loan B.
2 On July 26, 2018 and September 27, 2018, $750 thousand and $86 thousand, respectively, of Equipment Line Advances matured and were converted to an Equipment Line Term Note.

M&T Bank Credit Facilities

Effective as of August 2, 2018, the Company and M&T Bank entered into the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement, which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”).

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At September 30, 2018, up to $22.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal is being repaid in 120 equal monthly installments of $117 thousand. As part of an amendment to the Credit Facility, as amended, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan is May 5, 2022. The proceeds of the sale-leaseback transaction described in Note 12—Capital Lease, were used to pay down a portion of the loan.

c)
Celmet Building Term Loan: $1.3 million was borrowed on November 8, 2013 pursuant to an amendment to the Credit Facility, as amended. The proceeds were used to reimburse the Company’s cost of purchasing its Rochester, New York facility. Principal was being repaid in 59 equal monthly installments of $11 thousand plus a balloon payment of $672 thousand due at maturity on November 7, 2018. The loan was repaid in connection with the sale-leaseback transaction described in Note 12—Capital Lease.

d)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due six months after borrowing or can be converted to an Equipment Line Term Loan. On September 18, 2018, $0.3 million was borrowed.

e)
Equipment Line Term Note: $0.8 million was converted from an Equipment Line Advance on July 26, 2018 and is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. $0.1 million was converted from an Equipment Line Advance on September 27, 2018 and is being repaid in 36 equal monthly installments of $2 thousand and matures September 29, 2021.

Borrowing Base

At September 30, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $8.0 million) or (ii) $22.0 million at September 30, 2018 and September 30, 2017.

At September 30, 2018, the upper limit on Revolver borrowings was $22.0 million, and $9.0 million was available. At September 30, 2017, the upper limit on Revolver borrowings was $16.0 million with $7.2 million available. Average Revolver balances amounted to $12.5 million and $6.1 million during the years ended September 30, 2018 and September 30, 2017, respectively.
Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At September 30, 2018, the applicable marginal interest rate was 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances. At September 30, 2017, the applicable marginal interest rate was 2.50% for the Revolver and 2.75% for Term Loan B.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $22.0 million over average borrowings under the Revolver. Fees incurred amounted to $23.3 thousand and $50.0 thousand during the years ended September 30, 2018 and September 30, 2017, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2018, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was initially measured for a trailing six months ended September 30, 2017 and was measured for a trailing twelve months ended September 30, 2018 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at September 30, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with all financial debt covenants at September 30, 2018.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at September 30, 2018 for the next four years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended September 30,
2019	$1,449
2020	1,136
2021	1,094
2022 (1)	14,061
$17,740
(1) Includes Revolver balance of $13.0 million at September 30, 2018, maturing on May 5, 2022.

Note 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Carried at Historical Cost

The Company’s long-term debt is not quoted.  Fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The Company’s debt is carried at historical cost on the consolidated balance sheet. The fair value and carrying value of the Celmet Building Term Loan at September 30, 2017 was $0.8 million. As described in Note 12—Capital Lease, the Celmet Building Term Loan was repaid on May 11, 2018.

The fair value of the remainder of the Company’s debt approximated carrying value at September 30, 2018 and September 30, 2017, as it is variable rate debt.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2018	September 30, 2017
(in thousands)
Reserve, beginning of period	$153	$180
Provision	266	137
Warranty costs	(246)	(164)
Reserve, end of period	$173	$153

Note 8—STOCK-BASED COMPENSATION

The 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) was approved by the Company’s stockholders at the January 2011 Annual Meeting of Stockholders.  The 2010 Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  The Company also has an employee stock purchase plan (“ESPP”), adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. Under the 2010 Plan, up to 2,000,000 common shares may be issued over a term of ten years. Under the ESPP, 150,000 shares of common stock may be purchased over a term of ten years.

Stock-based compensation expense recorded under the 2010 Plan totaled $0.5 million for each of the years ended September 30, 2018 and 2017, respectively.

At September 30, 2018, there were 415,710 remaining shares available to be issued under the 2010 Plan and 100,765 remaining shares available to be purchased under the ESPP.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2010 Plan and ESPP is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the 2010 Plan is generally seven years.  The volatility rate is based on the historical volatility of IEC’s common stock.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the years ended September 30, 2018 and 2017 follows:

	Years Ended
Valuation of Options	September 30, 2018	September 30, 2017

Assumptions for Black-Scholes:
Risk-free interest rate	2.84%	1.50%
Expected term in years	5.5	4.0
Volatility	33%	39%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	120,000	57,500
Weighted average fair value per share	$1.84	$1.19
Fair value of options granted (000s)	$221	$68

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2018		September 30, 2017
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	743,045	$4.27	759,795	$4.43
Granted	120,000	5.19	57,500	3.64
Exercised	(1,400)	4.08	—	—
Forfeited	(114,000)	4.78	(44,500)	5.67
Expired	(10,500)	5.24	(29,750)	5.04
Outstanding, end of period	737,145	$4.33	743,045	$4.27

For options expected to vest
Number expected to vest	724,398	$4.32	727,403	$4.29
Weighted average remaining life, in years	4.0		4.6
Intrinsic value (000s)		$733		$545

For exercisable options
Number exercisable	426,358	$4.24	332,472	$4.40
Weighted average remaining life, in years	3.3		4.1
Intrinsic value (000s)		$467		$229

For non-exercisable options
Expense not yet recognized (000s)		$343		$416
Weighted average years to be recognized	2.8		1.8

For options exercised
Intrinsic value (000s)		$2		$—

Restricted (Non-vested) Stock

Certain holders of IEC restricted stock have voting and dividend rights as of the date of grant, but until vested the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other common stockholder.  The fair value of a share of restricted stock is its market value on the date of grant and that value is recognized as stock-based compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2018		September 30, 2017
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	109,695	$4.01	115,950	$4.16
Granted	44,878	4.29	39,576	3.79
Vested	(40,107)	4.11	(31,559)	4.25
Shares withheld for payment of taxes upon vesting of restricted stock	(1,743)	3.70	(1,825)	4.27
Forfeited	(9,490)	4.20	(12,447)	4.03
Outstanding, end of period	103,233	$4.08	109,695	$4.01

For non-vested shares
Expense not yet recognized (000s)		$315		$328
Weighted average remaining years for vesting		1.7		1.7

For shares vested
Aggregate fair value on vesting dates (000s)		$187		$123

Stock Issued to Board Members

In addition to annual grants of restricted stock, included in the table above, board members may elect to have their meeting fees paid in the form of shares of the Company’s common stock. The Company has not paid any meeting fees in stock since May 21, 2013.

Restricted Stock Units

Holders of IEC restricted stock units do not have voting and dividend rights as of the date of grant, and, until vested, the units may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically three years, holders will receive shares of the Company’s common stock and have all the rights and privileges of any other common stockholder of the Company.  The fair value of a restricted stock unit is the market value of the underlying shares of the Company’s stock on the date of grant and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	September 30, 2018		September 30, 2017
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	267,999	$4.03	112,809	$4.64
Granted	102,864	4.28	155,190	3.58
Vested	—	—	—	—
Forfeited	(200,371)	4.22	—	—
Outstanding, end of period	170,492	$3.96	267,999	$4.03

For non-vested shares
Expense not yet recognized (000s)		$352		$329
Weighted average remaining years for vesting		2.3		2.0

Note 9—INCOME TAXES

(Benefit)/provision for income taxes during the years ended September 30, 2018 and 2017 follows:

	Years Ended
Income Tax Provision	September 30, 2018	September 30, 2017
(in thousands)
Current tax:
State	$6	$53
Federal	12	9

Deferred tax:
State	(103)	—
Federal	5,088	—
Valuation allowance	(13,840)	—
(Benefit)/provision for income taxes	$(8,837)	$62

Differences between the federal statutory rate and IEC’s effective tax rates for fiscal 2018 and fiscal 2017 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2018	September 30, 2017

Federal statutory rate	24.2%	34.0%

Decrease in valuation allowance	(880.0)	(164.4)
Deferred tax adjustment	(21.2)	65.8
Decrease in state deferred tax rate	(6.6)	—
State income taxes, net of federal benefit	0.4	26.8
Rate change due to Tax Reform	316.6	—
Stock-based compensation	7.3	57.6
Non-deductible expenses	0.6	23.5
Other	(3.2)	—

Income tax provision as percent of pretax income	(561.9)%	43.3%

The following table displays deferred tax assets by category:

	As of
	September 30, 2018	September 30, 2017
(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$6,366	$11,367
Alternative minimum tax credit carryforward	1,031	1,010
Depreciation and fixed assets	306	289
Amortization and impairment of intangibles	27	28
New York State investment tax and other credits	1,308	1,186
Inventories	382	585
Deferred gain on sale-leaseback	431	271
Other	312	412
Total before allowance	10,163	15,148
Valuation allowance	(1,308)	(15,148)
Deferred tax assets, net	$8,855	$—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal tax rate of approximately 24.2% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previously paid federal AMT will now be refundable regardless of whether there is future income tax liability before AMT credits.

The Company has concluded that the Tax Act has caused the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. As of September 30, 2018, the Company has completed its analysis of the impact of the Tax Act under SAB 118.

For the year ended September 30, 2018, the impact of the Tax Act resulted in the Company recording a tax expense of approximately $4.7 million due to the change in the tax rate. This was offset by a corresponding decrease to the valuation allowance of approximately $5.8 million, resulting in a net tax benefit of approximately $1.0 million related to the release of the valuation allowance on the Company’s AMT credits.

As of September 30, 2018, the Company’s deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards. A valuation allowance of $1.3 million and $15.1 million was recorded against our gross deferred tax asset balance as of September 30, 2018, and September 30, 2017, respectively. During the year ended September 30, 2018, management evaluated both positive and negative evidence to consider the reversal of the valuation allowance on the Company's net deferred income tax assets and determined in the fourth quarter of fiscal 2018 that there was sufficient positive evidence to conclude that it is more likely than not that the Company's deferred income tax assets are realizable. As a result, in the fourth quarter of fiscal 2018 the Company recorded a $7.8 million income tax benefit to release most of the valuation allowance against the Company's net deferred income tax assets.

Management performs an assessment of positive and negative evidence regarding the realization of the Company's net deferred income tax assets as required by ASC 740. For the year ended September 30, 2017, we determined that a valuation allowance was needed for all of our net deferred income tax assets, based on the required weight of positive and negative evidence under ASC 740, including consideration of the Company's three-year cumulative losses at that time.

IEC has NOLs for income tax purposes of approximately $29.7 million at September 30, 2018, expiring mainly in years 2022 through 2025 and 2031 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files.

Recent New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York state to 0% beginning in fiscal 2016 for IEC. At September 30, 2018, the Company had $1.6 million of New York State investment tax and other credit carryforwards, expiring in various years through 2031.  The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit).

Note 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, is as follows:

	Years Ended
% of Sales by Sector	September 30, 2018	September 30, 2017

Aerospace and Defense	59%	52%
Medical	22%	28%
Industrial	19%	20%
	100%	100%

Two individual customers represented 10% or more of sales for the year ended September 30, 2018. One customer in the aerospace and defense sector totaled 23% and one customer in the medical sector totaled 11%. In the prior fiscal year, two individual customers represented 10% or more of sales, one customer in the medical sector totaled 14%, while the other customer in the aerospace and defense sector totaled 13%.

Three individual customers represented 10% or more of receivables and accounted for 55% of outstanding balances at September 30, 2018. At September 30, 2017, three individual customers represented 10% or more of receivables and accounted for 42% of such outstanding balances.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

Note 11—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in legal actions in the ordinary course of its business, but management does not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements.

Note 12—CAPITAL LEASE

Leases

On November 18, 2016, the Company entered into a sale-leaseback agreement, pursuant to the terms of a purchase and sale agreement, with Store Capital Acquisitions, LLC, a Delaware limited liability company (the “Purchaser”), for the sale of certain property, including the manufacturing facility located in Albuquerque, New Mexico (the “Albuquerque Property”). Albuquerque (the “Seller”) completed the sale of the Albuquerque Property to the Purchaser for an aggregate purchase price of approximately $5.8 million including a $0.1 million holdback held subject to a holdback of funds agreement. The net book value of assets sold was $4.6 million and the value of the assets acquired under the lease is $5.8 million. The Company recorded a deferred gain of $1.1 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheets. The proceeds from the transaction were used to pay off the Albuquerque Mortgage Loan and pay down Term Loan A. As part of the transaction, a Lease Agreement dated as of November 18, 2016 was entered into between the Seller and the Purchaser (the “Lease”). Pursuant to the Lease, the Seller is leasing the Albuquerque Property for an initial term of 15 years, with two renewal options of five years each. The initial base annual rent is approximately $0.5 million and is subject to an annual increase equal to the lesser of 2% or 1.25 times the change in the Consumer Price Index. If an event of default occurs under the terms of the Lease, among other things, all rental amounts accelerate and become due and owing, subject to certain adjustments.

On April 10, 2018, the Company entered into a purchase and sale agreement, with the Purchaser, for the sale of the Company’s manufacturing facility located in Rochester, New York (the “Rochester Property”). The Rochester Property was sold for $2.0 million, and the net book value of the assets sold was $1.2 million. The Company recorded a deferred gain of $0.7 million related to the transaction, which is recorded in other long-term liabilities section of the consolidated balance sheet. The proceeds from the transaction were used to pay off the Celmet Building Term Loan and pay down a portion of Term Loan B. In conjunction with this purchase, the Lease was amended to include the Rochester Property. The amended Lease includes both the lease-back of the Rochester Property and the Albuquerque Property. The lease term for both properties expires on May 31, 2033 and provides for renewals of two successive periods of 5 years each.
A summary of capital lease payments for the next five years is as follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ended September 30,
2019	$658
2020	671
2021	685
2022	698
2023 and thereafter	7,413
Total capital lease payments	10,125
Less: amounts representing interest	(2,792)
Present value of minimum lease payment	$7,333

Note 13—EARNINGS PER SHARE

The Company applies the two-class method to calculate and present net income per share. Certain of the Company’s restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.

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

A summary of shares used in the EPS calculations is as follows (in thousands except share and per share data):

	Years Ended
Earnings Per Share	September 30, 2018	September 30, 2017
Basic net income per share:
Net income	$10,410	$81
Less: Income attributable to non-vested shares	104	1
Net income available to common stockholders	$10,306	$80

Weighted average common shares outstanding	10,228,596	10,181,868

Basic net income per share	$1.01	$0.01

Diluted net income per share:
Net income	$10,410	$81

Shares used in computing basic net income per share	10,228,596	10,181,868
Dilutive effect of non-vested shares and options	91,607	—
Shares used in computing diluted net income per share	10,320,203	10,181,868

Diluted net income per share	$1.01	$0.01

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations.

	Years Ended
	September 30, 2018	September 30, 2017
Anti-dilutive shares excluded	32,788	855,836

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

	Net Sales	Gross Profit	Net Income/(Loss)		Basic and Diluted Earnings/(Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2018	$34,216	$4,496	$9,121	(a)	$0.89
Third 2018	29,782	3,359	204		0.02
Second 2018	31,768	4,784	1,579		0.15
First 2018	21,156	1,518	(494)		(0.05)

Fourth 2017	$27,623	$3,475	$755		$0.07
Third 2017	26,489	3,708	794		0.08
Second 2017	21,368	2,279	(603)		(0.06)
First 2017	20,976	1,795	(865)		(0.09)

(a)	Fourth quarter 2018 was impacted by a $7.8 million income tax benefit recorded to release the majority of the valuation allowance against the net deferred income tax assets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2018, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our internal control over financial reporting was effective as of September 30, 2018.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation has occurred in phases throughout fiscal 2017 and fiscal 2018, and is expected to be completed during fiscal 2019.

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

During the quarter ended September 30, 2018, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Election of Directors - Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2018 fiscal year end (the “2019 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers” and “Director Compensation” contained in the 2019 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in the 2019 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions” and “Election of Directors - Nominees for Election as Directors,” and “Election of Directors - Corporate Governance and Board Matters” contained in the 2019 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2019” contained in the 2019 Proxy Statement.

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

3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2015)
3.6	Bylaws, as amended through May 12, 2016 (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 18, 2016)
10.1
Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2016)

10.2
First Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of June 20, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2016)

10.3
Second Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of November 28, 2016 by and between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.4
Third Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of May 5, 2017 (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.5
Fourth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of January 26, 2018 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.6
Fifth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of April 20, 2018 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.7
Sixth Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of August 2, 2018 (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2018)

10.8
Purchase and Sale Agreement dated as of September 30, 2016 by and between IEC Electronics Corp. - Albuquerque and Store Capital Acquisitions, LLC (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.9
Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque (incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.10
Securities and Exchange Commission Administrative Order (Release No. 34-78017) issued as of June 8, 2016 (incorporated herein by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.11*
Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015)

10.12*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.13*
Form of Incentive Stock Option Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.14*
Form of Employee Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.15*
Form of Director Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.16*
IEC Electronics Corp. Form of Restricted Share Award Agreement Pursuant to 2010 Omnibus Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.17*
IEC Electronics Corp. Form of Director Restricted Share Award Agreement Pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.18*	Employee Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)
10.19*	Employee Stock Purchase Plan Amendment 1 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)
10.20*
Amended and Restated Employment Agreement between IEC Electronics Corp. and W. Barry Gilbert dated as of December 16, 2013 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 19, 2013)

10.21*
Separation Agreement effective March 16, 2016 by and between the Company and W. Barry Gilbert (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016)

10.22*
Employment Agreement dated as of September 14, 2015 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.23*
Employment Agreement dated as of March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.24*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.25*
Sign-on Option Award Agreement (Pursuant to 2010 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.26*
Employment Agreement dated as of September 8, 2015 between IEC Electronics Corp. and Jens Hauvn (incorporated herein by reference from Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.27*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.28*
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

10.30*
Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Michael T. Williams (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.31*
Waiver of Annual Bonus for 2017 Fiscal Year dated as of March 23, 2017 between IEC Electronics Corp. and Jens Hauvn (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.32*#	Employment Agreement dated as of September 4, 2018 between IEC Electronics Corp. and Thomas L. Barbato
21.1#	Subsidiaries of IEC Electronics Corp.
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

IEC Electronics Corp.
(Registrant)

Dated: November 29, 2018	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President and Chief Executive Officer
Jeffrey T. Schlarbaum	(Principal Executive Officer and Director)	November 29, 2018

/s/ Thomas L. Barbato	Senior Vice President and Chief Financial Officer	November 29, 2018
Thomas L. Barbato	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	November 29, 2018
Keith M. Butler

/s/ Charles P. Hadeed	Director	November 29, 2018
Charles P. Hadeed

/s/ Lynn J. Hartrick	Director	November 29, 2018
Lynn J. Hartrick

/s/ Andrew M. Laurence	Director	November 29, 2018
Andrew M. Laurence

/s/ Jeremy R. Nowak	Chairman of the Board	November 29, 2018
Jeremy R. Nowak

/s/ Michael Osborne	Director	November 29, 2018
Michael Osborne