Form 10-Q
period 2018-12-28
IEC ELECTRONICS CORP
filed 2019-02-06
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2018
or
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

Common Stock, $0.01 par value – 10,259,164 shares as of February 1, 2019

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2018 and SEPTEMBER 30, 2018
(unaudited; in thousands, except share and per share data)

	December 28, 2018	September 30, 2018
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	22,716	25,168
Unbilled contract revenue	6,103	—
Inventories	37,214	34,126
Other current assets	1,527	1,747
Total current assets	67,560	61,041

Property, plant and equipment, net	19,966	20,110
Deferred income taxes	8,419	8,855
Other long-term assets	697	442
Total assets	$96,642	$90,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,841	$1,449
Current portion of capital lease obligation	316	306
Accounts payable	28,611	28,689
Accrued payroll and related expenses	2,223	1,796
Other accrued expenses	527	458
Customer deposits	8,673	7,595
Total current liabilities	42,191	40,293

Long-term debt	18,754	16,002
Long-term capital lease obligation	6,942	7,027
Other long-term liabilities	1,700	1,750
Total liabilities	69,587	65,072
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,313,998 and 11,304,393 shares, respectively
Outstanding: 10,258,510 and 10,248,905 shares, respectively	102	102
Additional paid-in capital	47,492	47,326
Accumulated deficit	(18,950)	(20,463)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	27,055	25,376
Total liabilities and stockholders’ equity	$96,642	$90,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 28, 2018 and DECEMBER 29, 2017
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 28, 2018	December 29, 2017

Net sales	$35,441	$21,156
Cost of sales	30,382	19,638
Gross profit	5,059	1,518

Selling and administrative expenses	3,352	2,788
Operating income/(loss)	1,707	(1,270)

Interest and financing expense	323	234
Income/(loss) before income taxes	1,384	(1,504)

Income tax expense/(benefit)	312	(1,010)

Net income/(loss)	$1,072	$(494)

Net income/(loss) per common share:
Basic	$0.10	$(0.05)
Diluted	$0.10	$(0.05)

Weighted average number of shares outstanding:
Basic	10,262,397	10,204,413
Diluted	10,495,429	10,204,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 28, 2018 and DECEMBER 29, 2017
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net loss	—	—	—	(494)	—	(494)
Stock-based compensation	—	—	69	—	—	69
Restricted stock vested, net of shares withheld for payment of taxes	3,498	—	—	—	—	—
Employee stock plan purchases	5,483	—	24	—	—	24

Balances, December 29, 2017	10,206,059	$102	$46,882	$(31,367)	$(1,589)	$14,028

Balances, October 1, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	1,378	—	—	—	—	—
Exercise of stock options, net of shares surrendered	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

Balances, December 28, 2018	10,258,510	$102	$47,492	$(18,950)	$(1,589)	$27,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 28, 2018 and DECEMBER 29, 2017
(unaudited; in thousands)

	Three Months Ended
	December 28, 2018	December 29, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,072	$(494)
Non-cash adjustments:
Stock-based compensation	146	69
Depreciation and amortization	651	579
Change in reserve for doubtful accounts	26	20
Change in excess/obsolete inventory reserve and warranty reserve	112	134
Deferred tax expense/(benefit)	312	(1,010)
Amortization of deferred gain	(29)	(17)
Changes in assets and liabilities:
Accounts receivable	2,426	4,049
Unbilled contract revenue	(1,770)	—
Inventory	(6,934)	(5,416)
Other current assets	220	(235)
Other long-term assets	(255)	—
Accounts payable	1,932	2,934
Change in book overdraft position	(2,010)	(475)
Accrued expenses	462	478
Customer deposits	1,078	154
Net cash flows (used in)/provided by operating activities	(2,561)	770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(511)	(801)
Net cash flows used in investing activities	(511)	(801)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	20,608	11,593
Repayments of revolving credit facility	(17,589)	(11,287)
Borrowings under other loan agreements	391	—
Repayments under other loan agreements	(283)	(247)
Repayments under capital lease	(75)	(52)
Proceeds from employee stock plan purchases	20	24
Net cash flows provided by financing activities	3,072	31

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$347	$227

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100C, and ISO 13485, and we are Nadcap accredited.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2019 (“fiscal 2019”), the fiscal quarters end on December 28, 2018, March 29, 2019 and June 28, 2019. For the fiscal year ended September 30, 2018 (“fiscal 2018”), the fiscal quarters ended on December 29, 2017, March 30, 2018 and June 29, 2018.

Consolidation

The condensed consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Wire and Cable, Inc. (“Wire and Cable”) which merged into IEC on December 28, 2016; IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit, formerly Celmet, operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three months ended December 28, 2018 and December 29, 2017 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $0.6 million and $2.6 million as of December 28, 2018 and September 30, 2018, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during the three months ended December 28, 2018 and December 29, 2017.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three months ended December 28, 2018 and December 29, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Significant items subject to such estimates include: allowance for doubtful accounts, excess and obsolete inventory, warranty reserves, the valuation of deferred income tax assets and revenue recognition related to the accounts for over time contracts. Actual results may differ from management’s estimates.

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net income/(loss).

Segments

The Company’s results of operations for the three months ended December 28, 2018 and December 29, 2017 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

Recently Issued Accounting Standards Adopted

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) was issued in May 2014 and updates the principles for recognizing revenue. This ASU supersedes most of the existing revenue recognition requirements in GAAP. Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under previous guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. Additionally, disclosures required for revenue recognition include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what was required under previous GAAP.

The guidance was effective for the Company for the three months ended December 28, 2018. The Company evaluated the guidance and approved a transition method during fiscal 2018. The Company assessed the impact of the new guidance, which resulted in a change of the Company’s revenue recognition model for electronics manufacturing services from “point in time” upon physical delivery to an “over time” model. The Company implemented ASC 606 using the modified retrospective approach with the cumulative effect of adoption of $0.4 million, net of taxes recognized on October 1, 2018. The implementation of ASC 606 is more fully described in Note 2—Revenue Recognition.

Recently Issued Accounting Standards Not Yet Adopted

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

NOTE 2—REVENUE RECOGNITION

ASC 606: Revenue from Contracts with Customers

General Description of the New Guidance

Effective October 1, 2018, the Company applied the modified retrospective approach for its adoption of ASC 606. The primary impact of the new standard resulted in a change in the timing of the Company’s revenue recognition for some customer contracts for our custom manufacturing services to recognizing revenue over time as products are manufactured, as opposed to the prior revenue recognition of point in time. The transitional adjustment resulted in the recognition of unbilled revenue with a corresponding reduction in finished goods and work-in-process inventory (“WIP inventory”). The Company recognized the cumulative effect of initially applying the new revenue standard, totaling $0.4 million, as an adjustment to its opening accumulated deficit balance at October 1, 2018 included in stockholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Satisfaction of Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of the Company's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications.

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 48.7% of the Company's revenue for the three months ended December 28, 2018. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 51.3% of our revenue for the three months ended December 28, 2018. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 5% of total revenue in each of the three months ended December 28, 2018 and December 29, 2017.

Returns and Discounts

The Company does not offer its customers a right of return. Rather, the Company warrants that each unit received by the customer will meet the agreed upon technical and quality specifications and requirements. Only when the delivered units do not meet these requirements can the customer return the non-compliant units as a corrective action under the warranty. The remedy offered to the customer is repair of the returned units or replacement if repair is not viable. Accordingly, the Company records a warranty reserve and any warranty activities are not considered to be a separate performance obligation. Historically, warranty reserves have not been material.

Provisions for discounts, allowances, estimated returns and other adjustments are recorded in the period the related sales are recognized.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in net sales in the accompanying condensed consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying condensed consolidated statements of operations.

Contract Assets

Contract assets consist of unbilled contract amounts resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer.

Practical Expedients and Exemptions

The Company generally expenses incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling and administrative expense in the condensed consolidated statements of operations.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Disaggregated Revenue

The table below shows net sales from contracts with customers by market sector. See additional information regarding market sectors in Note 10—Market Sectors and Major Customers.

	Three Months Ended
	December 28, 2018
	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$7,565	$11,147	$18,712
Medical	3,685	5,474	9,159
Industrial	6,014	1,556	7,570
	$17,264	$18,177	$35,441

Impact of adoption of ASC 606

The following table presents the impacted financial statements line items in the condensed consolidated balance sheet as of December 28, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Assets:
Unbilled contract revenue	$—	$6,103	$6,103
Inventories	42,281	(5,067)	37,214
Deferred income taxes	8,647	(228)	8,419

Stockholders’ Equity:
Accumulated deficit	(19,758)	808	(18,950)

The following table presents the impacted financial statement line items under ASC 605 "Revenue Recognition" and ASC 606 in the condensed consolidated statements of operations for the three months ended December 28, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Net sales	$33,671	$1,770	$35,441

Cost of sales	29,083	1,299	30,382
Gross profit	4,588	471	5,059
Income tax expense	208	104	312
Net income	705	367	1,072

For each of the three months ended December 28, 2018 and December 29, 2017, less than 1% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended December 28, 2018 and December 29, 2017:

	Three Months Ended
Allowance for doubtful accounts	December 28, 2018	December 29, 2017
(in thousands)
Allowance, beginning of period	$85	$75
Change in provision for doubtful accounts	26	20
Write-offs	—	—
Allowance, end of period	$111	$95

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	December 28, 2018	September 30, 2018
(in thousands)
Raw materials	$26,946	$21,323
Work-in-process	8,346	11,263
Finished goods	1,922	1,540
Total inventories	$37,214	$34,126

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	December 28, 2018	September 30, 2018
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,350	7,314
Building under capital lease	7,750	7,750
Machinery and equipment	31,373	30,969
Furniture and fixtures	7,891	7,877
Construction in progress	5,417	5,360
Total property, plant and equipment, at cost	60,569	60,058
Accumulated depreciation	(40,603)	(39,948)
Property, plant and equipment, net	$19,966	$20,110

Depreciation expense during the three months ended December 28, 2018 and December 29, 2017 follows:

	Three Months Ended
	December 28, 2018	December 29, 2017
(in thousands)
Depreciation expense	$654	$588

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			December 28, 2018		September 30, 2018
Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022	$16,015	5.31%	$12,996	5.26%
Term Loan B	v	5/5/2022	3,422	5.43	3,636	5.36
Equipment Line Advances	v	Various	705	5.56	314	5.56
Equipment Line Term Note	v	Various	725	5.56	794	5.56
Total debt, gross			20,867		17,740
Unamortized debt issuance costs			(272)		(289)
Total debt, net			20,595		17,451
Less: current portion			(1,841)		(1,449)
Long-term debt			$18,754		$16,002

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At December 28, 2018, up to $22.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

b)
Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of an amendment to the Credit Facility, as amended, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan is May 5, 2022. The proceeds of the sale-leaseback transaction for the Albuquerque, New Mexico facility were used to pay down a portion of the loan.

c)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due in three or six months after borrowing or can be converted to an Equipment Line Term Loan. On September 18, 2018, $0.3 million was borrowed and matures on March 18, 2019. On November 6, 2018, an additional $0.4 million was borrowed and matures on February 6, 2019.

d)
Equipment Line Term Note: $0.8 million was converted from an Equipment Line Advance on July 26, 2018 and is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. $0.1 million was converted from an Equipment Line Advance on September 27, 2018 and is being repaid in 36 equal monthly installments of $2 thousand and matures September 29, 2021.

Borrowing Base

At December 28, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $8.0 million) or (ii) $22.0 million at December 28, 2018 and September 30, 2018.

At December 28, 2018, the upper limit on Revolver borrowings was $22.0 million, with $6.0 million available. At September 30, 2018, the upper limit on Revolver borrowings was $22.0 million with $9.0 million available. Average Revolver balances amounted to $15.0 million and $9.6 million during the three months ended December 28, 2018 and December 29, 2017, respectively.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At December 28, 2018 and September 30, 2018, the applicable marginal interest rate was 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $22.0 million over average borrowings under the Revolver. Fees incurred amounted to $8.2 thousand and $6.6 thousand during the three months ended December 28, 2018 and December 29, 2017, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of December 28, 2018, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended December 28, 2018 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at December 28, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at December 28, 2018.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at December 28, 2018 for the next four years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending December
2019	$1,841
2020	1,136
2021	1,024
2022 (1)	16,866
$20,867
(1) Includes Revolver balance of $16.0 million at December 28, 2018.

As more fully described in Note 14—Subsequent Events, effective as of January 9, 2019, the Company and M&T Bank entered into the Seventh Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Seventh Amendment”), that amended the Credit Facility, as amended.

NOTE 7—WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. The warranty reserve is included in other accrued expenses on the condensed consolidated balance sheets.

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	December 28, 2018	December 29, 2017
(in thousands)
Reserve, beginning of period	$173	$153
Provision	34	84
Warranty costs	(32)	(66)
Reserve, end of period	$175	$171

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

Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million for each of the three months ended December 28, 2018 and December 29, 2017.

At December 28, 2018, there were 439,610 remaining shares of common stock available to be issued under the 2010 Plan and 95,091 remaining shares of common stock available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended December 29, 2017 follows in the table below. There were no options granted during the three months ended December 28, 2018.

Three Months Ended
Valuation of Options	December 29, 2017
Assumptions for Black-Scholes:
Risk-free interest rate	2.09%
Expected term in years	5.5
Volatility	38%
Expected annual dividends	none

Value of options granted:
Number of options granted	10,000
Weighted average fair value per share	$1.62
Fair value of options granted (000s)	$16

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 28, 2018		December 29, 2017
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	737,145	$4.33	743,045	$4.27
Granted	—	—	10,000	4.25
Exercised	(11,500)	3.99	—	—
Forfeited	(17,500)	3.61	(7,000)	4.25
Expired	(5,000)	4.08	(10,500)	5.24
Outstanding, end of period	703,145	$4.35	735,545	$4.26

For options expected to vest
Number expected to vest	693,289	$4.34	722,247	$4.26
Weighted average remaining contractual term, in years	3.8		4.4
Intrinsic value (000s)		$1,008		$50

For exercisable options
Number exercisable	420,858	$4.24	326,972	$4.36
Weighted average remaining contractual term, in years	3.1		3.9
Intrinsic value (000s)		$664		$12

For non-exercisable options
Expense not yet recognized (000s)		$269		$366
Weighted average years to be recognized	2.9		1.7

For options exercised
Intrinsic value (000s)		$23		$—

Restricted (Non-vested) Stock

Certain holders of IEC restricted stock have voting and dividend rights as of the date of grant, and, until vested, the shares may be forfeited and cannot be sold or otherwise transferred.  At the end of the vesting period, which is typically four or five years (three years in the case of directors), holders have all the rights and privileges of any other common stockholder of the Company.  The fair value of a share of restricted stock is its market value on the date of grant, and that value is recognized as stock compensation expense over the vesting period.

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 28, 2018		December 29, 2017
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	103,233	$4.08	109,695	$4.01
Granted	—	—	—	—
Vested	(4,439)	3.60	(3,498)	3.60
Shares withheld for payment of taxes upon vesting of restricted stock	(3,061)	3.60	(1,502)	3.60
Forfeited	(1,400)	4.13	(7,700)	4.18
Outstanding, end of period	94,333	$4.12	96,995	$4.02

For non-vested shares
Expense not yet recognized (000s)		$274		$272
Weighted average remaining years for vesting	1.5		1.5

For shares vested
Aggregate fair value on vesting dates (000s)		$40		$23

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

A summary of restricted stock unit activity, together with related data, follows:

	Three Months Ended
	December 28, 2018		December 29, 2017
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	170,492	$3.96	267,999	$4.03
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	170,492	$3.96	267,999	$4.03

For non-vested shares
Expense not yet recognized (000s)		$322		$119
Weighted average remaining years for vesting	2.1		1.9

NOTE 9—INCOME TAXES

Provision for income taxes during each of the three months ended December 28, 2018 and December 29, 2017 follows:

	Three Months Ended
	December 28, 2018	December 29, 2017
(in thousands)
Income tax expense/(benefit)	$312	$(1,010)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of approximately 24.2% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system. In addition, previously paid federal alternative minimum tax (“AMT”) will now be refundable regardless of whether there is future income tax liability before AMT credits.

The Company concluded that the Tax Act caused the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. As of September 30, 2018, the Company completed its analysis of the impact of the Tax Act under SAB 118.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income, changes in tax laws, business reorganizations, and settlements with taxing authorities, if any.

For the three months ended December 29, 2017, the impact of the Tax Act resulted in the Company recording a net tax benefit of approximately $1.0 million, resulting from the release of the valuation allowance on the Company’s AMT credits.

The Company's estimated annual effective tax rate for fiscal 2019 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the quarter ended December 28, 2018, the permanent items included meals and entertainment and stock based compensation. There were no discreet items recognized in the first quarter of fiscal 2019.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 28, 2018	December 29, 2017
Aerospace & Defense	53%	61%
Medical	26%	17%
Industrial	21%	22%
	100%	100%

Two individual customers each represented 10% or more of sales for the three months ended December 28, 2018. One customer was from the aerospace & defense sector and represented 18% of sales, while one customer was from the medical sector and represented 14% of sales for the three months ended December 28, 2018. Three individual customers each represented 10% or more of sales for the three months ended December 29, 2017. Two customers were from the aerospace & defense sector and each represented 15% of sales, while one was from the medical sector and represented 11% of sales for the three months ended December 29, 2017.

Two individual customers represented 10% or more of receivables and accounted for 36% of the outstanding balance at December 28, 2018. Three individual customers represented 10% or more of receivables and accounted for 55% of the outstanding balance at September 30, 2018.

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

NOTE 12—CAPITAL LEASE

Leases

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending December
2019	$663
2020	719
2021	690
2022	705
2023 and thereafter	7,213
Total capital lease payments	9,990
Less: amounts representing interest	(2,732)
Present value of minimum lease payment	$7,258

NOTE 13—NET INCOME/(LOSS) PER SHARE

The Company applies the two-class method to calculate and present net income/(loss) per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income/(loss) per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended December 29, 2017, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended
Earnings Per Share	December 28, 2018	December 29, 2017
Basic net income/(loss) per share:
Net income/(loss)	$1,072	$(494)
Less: Income attributable to non-vested shares	10	—
Net income/(loss) available to common stockholders	$1,062	$(494)

Weighted average common shares outstanding	10,262,397	10,204,413

Basic net income/(loss) per share	$0.10	$(0.05)

Diluted net income/(loss) per share:
Net income/(loss)	$1,072	$(494)

Shares used in computing basic net income/(loss) per share	10,262,397	10,204,413
Dilutive effect of non-vested shares	233,032	—
Shares used in computing diluted net income/(loss) per share	10,495,429	10,204,413

Diluted net income/(loss) per share	$0.10	$(0.05)

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended
	December 28, 2018	December 29, 2017
Anti-dilutive shares excluded	17,000	276,195

NOTE 14—SUBSEQUENT EVENTS

Effective as of January 9, 2019, the Company and M&T Bank entered into the Seventh Amendment that amended the Credit Facility, as amended. The Seventh Amendment increased the Company’s revolving credit commitment to $27.0 and added a monthly information requirement for backlog conversion ratio metrics. In addition, the Seventh Amendment modified the definition of (i) “Borrowing Base” to increase the amount of certain availability limits contained within the definition, and (ii) “Unfinanced Capital Expenditures” (which is a deduction from EBITDAS (as defined in the Credit Agreement) for purposes of calculating the Fixed Charge Coverage Ratio under the Credit Agreement) to include capital expenditures to the extent financed with proceeds received in cash with grants from any governmental authority. The Seventh Amendment also modified the trigger event that would provide M&T Bank with dominion over certain of the Company’s accounts with respect to the maintenance of the cash management system such that it will be based upon Unused Availability (as defined in the Credit Agreement) under the revolving credit line falling below 12.5% of the revolving credit commitment.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; variability of our operating results; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; variability and timing of customer requirements; technological, engineering and other start-up issues related to new programs and products; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with the Tax Act; the types and mix of sales to our customers; litigation and governmental investigations or proceedings arising out of or relating to accounting and financial reporting matters; intellectual property litigation; our ability to maintain effective internal controls over financial reporting; unforeseen product failures and the potential product liability claims that may be associated with such failures; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Employees are our single greatest resource. Our total employees numbered 740, all of which are full time employees, at December 28, 2018. Total employment increased by 51 employees during the first quarter of fiscal 2019. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 28, 2018	December 29, 2017
(in thousands)
Net sales	$35,441	$21,156

Gross profit	5,059	1,518
Selling and administrative expenses	3,352	2,788
Interest and financing expense	323	234
Income/(loss) before income taxes	1,384	(1,504)
Income tax expense/(benefit)	312	(1,010)
Net income/(loss)	$1,072	$(494)

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 28, 2018	December 29, 2017
Aerospace & Defense	53%	61%
Medical	26%	17%
Industrial	21%	22%
	100%	100%

Revenue increased in the first quarter of fiscal 2019 by $14.3 million or 68% as compared to the first quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased by $5.9 million, revenue from the medical sector increased $5.5 million and revenue from the industrial sector increased $2.9 million. Revenue was also impacted by the implementation of FASB Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). While we saw a positive impact to revenue of $1.8 million in the first quarter of fiscal 2019, we expect it will not have a material impact on our full year results.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $5.9 million in the first quarter of fiscal 2019. New programs from an existing customer accounted for $4.0 million of the increase. We expect to see continued demand from this customer for the remainder of fiscal 2019. Another $3.9 million of the increase is related to multiple customers with increased demand on existing programs. We saw an increase of $0.5 million related to a production ramp up from one customer. The remaining net decrease of $2.5 million related to changes in demand from various customers.

The medical sector increased by $5.5 million in the first quarter of fiscal 2019 compared to the same period of the prior fiscal year. Revenue increased approximately $0.5 million from one customer whose demand had previously been on hold for over a year while multiple other customers had increased demand of $2.2 million. We also saw increases related to new products from three customers of $3.4 million. These increases were partially offset by volume reductions from multiple customers of $0.6 million. We expect some volatility in the medical sector going forward.

The net increase in the industrial sector of $2.9 million resulted primarily from the production ramp up of new programs with two new customers, which amounted to $2.5 million. The remaining increase was due to several customers whose end markets have grown, offset by decreases in demand from other customers.

Gross profit for the first quarter of fiscal 2019 increased to 14.3% of sales versus 7.2% in the first quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expense increased $0.6 million and represented 9.5% of sales in the first quarter of fiscal 2019 compared to 13.2% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.1 million in the first quarter of fiscal 2019 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.4% higher during the first quarter of fiscal 2019 compared to the first quarter of the prior fiscal year. Our average outstanding debt balances increased by $3.0 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 because of higher balances on the revolving credit facility and equipment line advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million and $0.2 million for the first quarter of fiscal 2019 and fiscal 2018, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended December 28, 2018, we did not pay any taxes. At the end of fiscal 2018, the gross NOL carryforwards amounted to approximately $29.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of December 28, 2018, there were $0.1 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended December 28, 2018 and December 29, 2017 follows:

	Three Months Ended
Cash Flow Data	December 28, 2018	December 29, 2017
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	(2,561)	770
Investing activities	(511)	(801)
Financing activities	3,072	31
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $2.3 million and used $0.7 million for the first three months of fiscal 2019 and fiscal 2018, respectively. Net income of $1.1 million in the first three months of fiscal 2019 improved compared to the prior year mainly due to increased sales. Net loss was $0.5 million during the first three months of the prior fiscal year.

Working capital used cash flows of $4.9 million in the first three months of fiscal 2019 and provided $1.5 million in the first three months of fiscal 2018. The change in working capital in the first three months of fiscal 2019 was primarily due to increases in unbilled contract revenue of $1.8 million due to the implementation of ASC 606, increases in inventory of $6.9 million and a decrease in book overdraft of $2.0 million. These changes were offset by decreases in accounts receivable of $2.4 million, increases in accounts payable of $1.9 million and increases in customer deposits of $1.1 million. Inventory increases were driven by the increases in customer demand to meet increased backlog. The decrease in accounts receivable and book overdraft is due to increased collection efforts. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments.

Investing activities

Cash flows used in investing activities were $0.5 million and $0.8 million for the first three months of fiscal 2019 and 2018, respectively.  Cash flows used in each of the first three months of fiscal 2019 and fiscal 2018 consisted of purchases of equipment. Cash flows used in the first three months of fiscal 2018 also consisted of capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system.

Financing activities

Cash flows provided by financing activities was $3.1 million for the first three months of fiscal 2019 and minimal for the first three months of fiscal 2018.  During the first three months of fiscal 2019, net borrowings under all credit facilities were $3.1 million, with $3.0 million of net borrowings under the Revolver, as defined below, repayments of $0.3 million for term debt, and $0.4 million of new borrowings related to equipment line advances. During the first three months of fiscal 2018, net repayments under all credit facilities were $0.1 million, with $0.3 million of net borrowings under the Revolver and repayments of $0.2 million for term debt.

Credit Facilities

At December 28, 2018, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $16.0 million, and the upper limit was $22.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of December 28, 2018, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended December 28, 2018. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at December 28, 2018. The Fixed Charge Coverage Ratio was calculated as 2.33 at December 28, 2018. The Company was in compliance with the financial debt covenant at December 28, 2018.

Detailed information regarding our borrowings at December 28, 2018 is provided in Note 6—Credit Facilities.

Effective as of January 9, 2019, the Company and M&T Bank entered into the Seventh Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Seventh Amendment”), that amended the Credit Facility, as amended. The Seventh Amendment increased our revolving credit commitment to $27.0 and added a monthly information requirement for backlog conversion ratio metrics. In addition, the Seventh Amendment modified the definition of (i) “Borrowing Base” to increase the amount of certain availability limits contained within the definition, and (ii) “Unfinanced Capital Expenditures” (which is a deduction from EBITDAS, as defined in the Credit Agreement, for purposes of calculating the Fixed Charge Coverage Ratio under the Credit Agreement) to include capital expenditures to the extent financed with proceeds received in cash with grants from any governmental authority. The Seventh Amendment also modified the trigger event that would provide M&T Bank with dominion over certain of the Company’s accounts with respect to the maintenance of the cash management system such that it will be based upon Unused Availability (as defined in the Credit Agreement) under the revolving credit line falling below 12.5% of the revolving credit commitment.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2018.  During the three months ended December 28, 2018, the following critical accounting policies were updated as a result of the adoption of FASB Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition: Revenue is derived primarily from the sale of electronics components that are built to customer specifications. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders. Similarly, the Company records an unbilled revenue related to its WIP inventory when the manufacturing process has commenced and there is a non-cancellable customer purchase order. .

Estimation of the percentage of completion in satisfying its performance obligation: The Company records an unbilled contract revenue for revenue related to its WIP when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing labor inputs to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory. If assumptions change related to the estimate of the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at December 28, 2018 or September 30, 2018.

At December 28, 2018, the Company had $20.9 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 28, 2018 indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer and our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2018, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer concluded that, as of December 28, 2018, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation is occurring in phases and is expected to be completed after fiscal 2019.

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

During the quarter ended December 28, 2018, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 29, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.    Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	By-laws, as amended through December 7, 2018 of IEC Electronics Corp (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)
10.1*	Seventh Amendment to Fifth Amended and Restated Credit Facility Agreement dated as of January 9, 2019
10.2
Lease dated as of December 10, 2018 between 1000 Silver Hill LV LLC and IEC Electronics Corp. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)

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

IEC Electronics Corp.
(Registrant)

February 6, 2019	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)