Form 10-Q
period 2019-03-29
IEC ELECTRONICS CORP
filed 2019-05-08
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2019
or
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IEC	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value – 10,312,852 shares as of May 1, 2019

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2019 and SEPTEMBER 30, 2018
(unaudited; in thousands, except share and per share data)

	March 29, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	27,822	25,168
Unbilled contract revenue	6,043	—
Inventories	38,843	34,126
Other current assets	1,800	1,747
Total current assets	74,508	61,041

Property, plant and equipment, net	19,614	20,110
Deferred income taxes	8,220	8,855
Other long-term assets	695	442
Total assets	$103,037	$90,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,632	$1,449
Current portion of capital lease obligation	324	306
Accounts payable	26,405	28,689
Accrued payroll and related expenses	1,944	1,796
Other accrued expenses	557	458
Customer deposits	10,226	7,595
Total current liabilities	41,088	40,293

Long-term debt	25,574	16,002
Long-term capital lease obligation	6,857	7,027
Other long-term liabilities	1,589	1,750
Total liabilities	75,108	65,072
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,370,695 and 11,304,393 shares, respectively
Outstanding: 10,315,207 and 10,248,905 shares, respectively	103	102
Additional paid-in capital	47,695	47,326
Accumulated deficit	(18,280)	(20,463)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	27,929	25,376
Total liabilities and stockholders’ equity	$103,037	$90,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and SIX MONTHS ENDED MARCH 29, 2019 and MARCH 30, 2018
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

Net sales	$37,294	$31,768	$72,735	$52,923
Cost of sales	32,708	26,984	63,090	46,622
Gross profit	4,586	4,784	9,645	6,301

Selling and administrative expenses	3,328	2,923	6,680	5,710
Operating income	1,258	1,861	2,965	591

Interest and financing expense	385	278	708	511
Income before income taxes	873	1,583	2,257	80

Income tax expense/(benefit)	203	4	515	(1,005)

Net income	$670	$1,579	$1,742	$1,085

Net income per common share:
Basic	$0.06	$0.15	$0.17	$0.11
Diluted	$0.06	$0.15	$0.16	$0.11

Weighted average number of shares outstanding:
Basic	10,286,876	10,217,781	10,274,772	10,211,101
Diluted	10,678,058	10,348,662	10,574,076	10,316,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE and SIX MONTHS ENDED MARCH 29, 2019
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity
October 1, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	4,439	—	—	—	—	—
Exercise of stock options, net	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

December 28, 2018	10,261,571	102	47,492	(18,950)	(1,589)	27,055

Net income	—	—	—	670	—	670
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	38,636	1	—	—	—	1
Exercise of stock options, net	15,000	—	51	—	—	51

March 29, 2019	10,315,207	$103	$47,695	$(18,280)	$(1,589)	$27,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE and SIX MONTHS ENDED MARCH 30, 2018
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net loss	—	—	—	(494)	—	(494)
Stock-based compensation	—	—	69	—	—	69
Restricted stock vested, net of shares withheld for payment of taxes	3,498	—	—	—	—	—
Employee stock plan purchases	5,483	—	24	—	—	24

December 29, 2017	10,206,059	102	46,882	(31,367)	(1,589)	14,028

Net income	—	—	—	1,579	—	1,579
Stock-based compensation	—	—	129	—	—	129
Restricted stock vested, net of shares withheld for payment of taxes	30,530	—	—	—	—	—

March 30, 2018	10,236,589	$102	$47,011	$(29,788)	$(1,589)	$15,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 29, 2019 and MARCH 30, 2018
(unaudited; in thousands)

	Six Months Ended
	March 29, 2019	March 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,742	$1,085
Non-cash adjustments:
Stock-based compensation	298	199
Depreciation and amortization	1,290	1,144
Change in reserve for doubtful accounts	(39)	(40)
Change in excess/obsolete inventory reserve and warranty reserve	89	130
Deferred tax expense/(benefit)	511	(1,010)
Amortization of deferred gain	(56)	(34)
Changes in assets and liabilities:
Accounts receivable	(2,615)	(3,490)
Unbilled contract revenue	(1,710)	—
Inventory	(8,547)	(5,501)
Other current assets	(53)	(237)
Other long-term assets	(253)	3
Accounts payable	(1,362)	4,270
Change in book overdraft position	(922)	424
Accrued expenses	220	662
Customer deposits	2,631	(773)
Other long-term liabilities	(75)	(75)
Net cash flows used in operating activities	(8,851)	(3,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(805)	(1,342)
Net cash flows used in investing activities	(805)	(1,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	39,307	26,020
Repayments of revolving credit facility	(29,388)	(21,666)
Borrowings under other loan agreements	391	836
Repayments under other loan agreements	(568)	(493)
Repayments under capital lease	(152)	(105)
Debt issuance costs	(6)	(30)
Proceeds from exercise of stock options	52	—
Proceeds from employee stock plan purchases	20	23
Net cash flows provided by financing activities	9,656	4,585

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$753	$478
Income taxes paid	—	4

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

Consolidation

The condensed consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 29, 2019 and March 30, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $1.7 million and $2.6 million as of March 29, 2019 and September 30, 2018, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

Accounting Standards Codification (“ASC”) 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during either of the three and six months ended March 29, 2019 and March 30, 2018.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and six months ended March 29, 2019 and March 30, 2018.

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

Segments

The Company’s results of operations for the three and six months ended March 29, 2019 and March 30, 2018 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

Recently Issued Accounting Standards Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) was issued in May 2014 and updated the principles for recognizing revenue. This ASU superseded most of the existing revenue recognition requirements in GAAP. Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under previous guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of the transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. Additionally, disclosures required for revenue recognition include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what was required under previous GAAP.

The guidance was effective for the Company beginning with the first quarter of fiscal 2019. The Company evaluated the guidance and approved a transition method during fiscal 2018. The Company assessed the impact of the new guidance, which resulted in a change of the Company’s revenue recognition model for electronics manufacturing services from “point in time” upon physical delivery to an “over time” model. The Company implemented ASC 606 using the modified retrospective approach with the cumulative effect on accumulated deficit on adoption of $0.4 million, net of taxes recognized on October 1, 2018. The implementation of ASC 606 is more fully described in Note 2—Revenue Recognition.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 52.4% and 50.0% of the Company's revenue for the three and six months ended March 29, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 47.6% and 50.0% of our revenue for the three and six months ended March 29, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the three and six months ended March 29, 2019 and March 30, 2018.

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

	Three Months Ended			Six Months Ended
	March 29, 2019			March 29, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$11,075	$12,047	$23,122	$19,002	$22,457	$41,459
Medical	3,872	3,214	7,086	8,040	8,689	16,729
Industrial	4,583	2,503	7,086	9,318	5,229	14,547
	$19,530	$17,764	$37,294	$36,360	$36,375	$72,735

Impact of adoption of ASC 606

The following table presents the impacted financial statement line items in the condensed consolidated balance sheet as of October 1, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	Adjusted
(in thousands)
Assets:
Unbilled contract revenue	$—	$4,333	$4,333
Inventories	34,126	(3,768)	30,358
Deferred income taxes	8,855	(124)	8,731

Stockholders’ Equity:
Accumulated deficit	(20,463)	441	(20,022)

The following table presents the impacted financial statement line items in the condensed consolidated balance sheet as of March 29, 2019:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Assets:
Unbilled contract revenue	$—	$6,043	$6,043
Inventories	43,925	(5,082)	38,843
Deferred income taxes	8,431	(211)	8,220

Stockholders’ Equity:
Accumulated deficit	(19,030)	750	(18,280)

The following table presents the impacted financial statement line items under ASC 605 "Revenue Recognition" and ASC 606 in the condensed consolidated statements of operations for the three and six months ended March 29, 2019:

	Three Months Ended			Six Months Ended
	March 29, 2019			March 30, 2018
	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported

Net sales	$37,354	$(60)	$37,294	$71,025	$1,710	$72,735
Cost of sales	32,693	15	32,708	61,776	1,314	63,090
Gross profit	4,661	(75)	4,586	9,249	396	9,645
Income tax expense/(benefit)	220	(17)	203	428	87	515
Net income	728	(58)	670	1,433	309	1,742

For each of the three and six months ended March 29, 2019 and March 30, 2018, less than 1% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended March 29, 2019 and March 30, 2018:

	Six Months Ended
Allowance for doubtful accounts	March 29, 2019	March 30, 2018
(in thousands)
Allowance, beginning of period	$85	$75
Change in provision for doubtful accounts	(39)	(40)
Write-offs	(7)	—
Allowance, end of period	$39	$35

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 29, 2019	September 30, 2018
(in thousands)
Raw materials	$26,152	$21,323
Work-in-process	10,813	11,263
Finished goods	1,878	1,540
Total inventories	$38,843	$34,126

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	March 29, 2019	September 30, 2018
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,350	7,314
Building under capital lease	7,750	7,750
Machinery and equipment	31,465	30,969
Furniture and fixtures	7,903	7,877
Construction in progress	5,607	5,360
Total property, plant and equipment, at cost	60,863	60,058
Accumulated depreciation	(41,249)	(39,948)
Property, plant and equipment, net	$19,614	$20,110

Depreciation expense during the three and six months ended March 29, 2019 and March 30, 2018 follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
(in thousands)
Depreciation expense	$646	$573	$1,301	$1,162

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			March 29, 2019		September 30, 2018
Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	5/5/2022	$22,915	4.75%	$12,996	5.26%
Term Loan B	v	5/5/2022	3,208	4.99	3,636	5.36
Equipment Line Advances	v	Various	392	5.00	314	5.56
Equipment Line Term Note	v	Various	969	5.00	794	5.56
Total debt, gross			27,484		17,740
Unamortized debt issuance costs			(278)		(289)
Total debt, net			27,206		17,451
Less: current portion			(1,632)		(1,449)
Long-term debt			$25,574		$16,002

M&T Bank Credit Facilities

During the quarter ended March 29, 2019, the Company and M&T Bank entered into the Seventh and Eighth Amendments to the Fifth Amended and Restated Credit Facility Agreement, which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”). Among other things, the Seventh Amendment increased the Company’s revolving credit commitment to $27.0 and added a monthly information requirement for backlog conversion ratio metrics. The Eighth Amendment modified the definition of “Borrowing Base” to increase the amount of certain availability limits contained within the definition.

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At March 29, 2019, up to $27.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

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

c)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due in three or six months after borrowing or can be converted to an Equipment Line Term Loan. On September 18, 2018, $0.3 million was borrowed and upon maturity at March 18, 2019, was converted into an Equipment Line Term Loan. On November 6, 2018, an additional $0.4 million was borrowed and will mature on May 6, 2019.

d)
Equipment Line Term Note: On July 26, 2018, $0.8 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. On September 27, 2018 $0.1 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $2 thousand and matures September 29, 2021. On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $9 thousand and matures March 18, 2022.

Borrowing Base

At March 29, 2019, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $14.0 million) or (ii) $27.0 million. At September 30, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $8.0 million) or (ii) $22.0 million.

At March 29, 2019, the upper limit on Revolver borrowings was $27.0 million, with $4.1 million available. At September 30, 2018, the upper limit on Revolver borrowings was $22.0 million with $9.0 million available. Average Revolver balances amounted to $18.4 million and $10.6 million during the six months ended March 29, 2019 and March 30, 2018, respectively.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At March 29, 2019, the applicable marginal interest rate was 2.25% for the Revolver and 2.50% for Term Loan B and Equipment Line Advances. At September 30, 2018, the applicable marginal interest rate was 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $27.0 million over average borrowings under the Revolver. Fees incurred amounted to $4.5 thousand and $12.7 thousand during the three and six months ended March 29, 2019, respectively. Fees incurred amounted to $4.6 thousand and $11.2 thousand during the three and six months ended March 30, 2018, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of March 29, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended March 29, 2019 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at March 29, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at March 29, 2019.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at March 29, 2019 for the next four years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending March
2020	$1,632
2021	1,240
2022	1,059
2023 (1)	23,553
$27,484
(1) Includes Revolver balance of $22.9 million at March 29, 2019.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 29, 2019	March 30, 2018
(in thousands)
Reserve, beginning of period	$173	$153
Provision	27	147
Warranty costs	(56)	(151)
Reserve, end of period	$144	$149

NOTE 8—STOCK-BASED COMPENSATION

The 2019 Stock Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the March 2019 Annual Meeting. The 2019 Plan replaces the 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) that was approved by the Company’s stockholders at the January 2011 Annual Meeting.  The 2019 Plan, like the 2010 Plan, is administered by the Compensation Committee of the Board of Directors and provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  The Company also has an ESPP, adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. Under the 2019 Plan, 840,360 shares of common stock, plus any shares that are subject to awards granted under the 2010 Plan that expire, are forfeited or canceled without the issuance of shares (other than shares used to pay the exercise price of a stock option under the 2010 Plan and shares used to cover the tax withholding of the award under the 2010 Plan) may be issued over a term of ten years. Under the ESPP, 150,000 shares of common stock may be issued over a term of ten years.

Stock-based compensation expense recorded under the 2010 Plan, totaled $0.2 million and $0.3 million for the three and six months ended March 29, 2019, respectively. Stock-based compensation expense recorded under the 2010 Plan, totaled $0.1 million and $0.2 million for the three and six months ended March 30, 2018, respectively.

At March 29, 2019, there were 421,360 remaining shares of common stock available to be issued under the 2010 Plan and 95,091 remaining shares of common stock available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 29, 2019 and March 30, 2018 follows in the table below.

	Six Months Ended
Valuation of Options	March 29, 2019	March 30, 2018
Assumptions for Black-Scholes:
Risk-free interest rate	2.85%	2.31%
Expected term in years	5.5	5.5
Volatility	37%	38%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	10,000	20,000
Weighted average fair value per share	$2.40	$1.53
Fair value of options granted (000s)	$24	$31

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 29, 2019		March 30, 2018
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	737,145	$4.33	743,045	$4.27
Granted	10,000	6.20	20,000	4.00
Exercised	(26,500)	4.71	—	—
Forfeited	(24,250)	3.70	(10,000)	4.25
Expired	(5,000)	4.08	(10,500)	5.24
Outstanding, end of period	691,395	$4.36	742,545	$4.25

For options expected to vest
Number expected to vest	683,135	$4.35	731,316	$4.25
Weighted average remaining contractual term, in years	3.6		4.2
Intrinsic value (000s)		$1,706		$281

For exercisable options
Number exercisable	510,895	$4.18	428,008	$4.30
Weighted average remaining contractual term, in years	2.9		3.8
Intrinsic value (000s)		$1,365		$153

For non-exercisable options
Expense not yet recognized (000s)		$230		$319
Weighted average years to be recognized	3.3		1.6

For options exercised
Intrinsic value (000s)		$57		$—

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 29, 2019		March 30, 2018
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	103,233	$4.08	109,695	$4.01
Granted	15,000	6.97	39,878	4.28
Vested	(43,075)	4.09	(34,028)	4.06
Shares withheld for payment of taxes upon vesting of restricted stock	(3,061)	3.60	(1,502)	3.60
Forfeited	(1,400)	4.13	(7,700)	4.18
Outstanding, end of period	70,697	$4.72	106,343	$4.09

For non-vested shares
Expense not yet recognized (000s)		$291		$330
Weighted average remaining years for vesting	2.1		2.3

For shares vested
Aggregate fair value on vesting dates (000s)		$311		$150

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

A summary of restricted stock unit activity, together with related data, follows:

	Six Months Ended
	March 29, 2019		March 30, 2018
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	170,492	$3.96	267,999	$4.03
Granted	—	—	102,864	4.28
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	170,492	$3.96	370,863	$4.10

For non-vested shares
Expense not yet recognized (000s)		$282		$582
Weighted average remaining years for vesting	1.9		2.7
NOTE 9—INCOME TAXES

The income tax expense/(benefit) during each of the three and six months ended March 29, 2019 and March 30, 2018 follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
(in thousands)
Income tax expense/(benefit)	$203	$4	$515	$(1,005)

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

The Company concluded that the Tax Act caused the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. As of September 30, 2018, the Company completed its analysis of the impact of the Tax Act under Staff Accounting Bulletin No. 118.

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

The Company's estimated annual effective tax rate for fiscal 2019 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and six months ended March 29, 2019, the permanent items included meals and entertainment and stock based compensation. There were no material discrete items recognized in the three and six months ended March 29, 2019.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Aerospace & Defense	62%	64%	57%	63%
Medical	19%	22%	23%	20%
Industrial	19%	14%	20%	17%
	100%	100%	100%	100%

One individual customer represented 10% or more of sales for the three months ended March 29, 2019. This customer was from the aerospace & defense sector and represented 22% of sales. Two individual customers each represented 10% or more of sales for the six months ended March 29, 2019. One customer was from the aerospace & defense sector and represented 21% of sales, while one was from the medical sector and represented 11% of sales.

Two individual customers each represented 10% or more of sales for the three months ended March 30, 2018. One customer was from the aerospace & defense sector and represented 24% of sales, while one was from the medical sector and represented 10% of sales for the three months ended March 30, 2018. Three individual customers each represented 10% or more of sales for the six months ended March 30, 2018. Two customers were from the aerospace & defense sector, one represented 23% of sales and one represented 10% of sales, while one customer was from the medical sector and represented 11% of sales for the six months ended March 30, 2018.

One individual customer represented 10% or more of receivables and accounted for 20% of the outstanding balance at March 29, 2019. Three individual customers represented 10% or more of receivables and accounted for 55% of the outstanding balance at September 30, 2018.

Credit risk associated with individual customers is periodically evaluated by analyzing the entity’s financial condition and payment history.  Customers generally are not required to post collateral.

NOTE 11—COMMITMENTS AND CONTINGENCIES
Litigation

From time to time, the Company may be involved in legal actions in the ordinary course of its business, but management does not believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s condensed consolidated financial statements.

NOTE 12—CAPITAL LEASE

Leases

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending March
2020	$666
2021	680
2022	693
2023	707
2024 and thereafter	7,078
Total capital lease payments	9,824
Less: amounts representing interest	(2,643)
Present value of minimum lease payment	$7,181

NOTE 13—NET INCOME PER SHARE

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
Earnings Per Share	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Basic net income per share:
Net income	$670	$1,579	$1,742	$1,085
Less: Income attributable to non-vested shares	4	16	9	11
Net income available to common stockholders	$666	$1,563	$1,733	$1,074

Weighted average common shares outstanding	10,286,876	10,217,781	10,274,772	10,211,101

Basic net income per share	$0.06	$0.15	$0.17	$0.11

Diluted net income per share:
Net income	$670	$1,579	$1,742	$1,085

Shares used in computing basic net income per share	10,286,876	10,217,781	10,274,772	10,211,101
Dilutive effect of non-vested shares	391,182	130,881	299,304	105,661
Shares used in computing diluted net income per share	10,678,058	10,348,662	10,574,076	10,316,762

Diluted net income per share	$0.06	$0.15	$0.16	$0.11

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Anti-dilutive shares excluded	—	353,495	19,583	339,104

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” the “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit operates as a division of IEC.

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

Employees are our single greatest resource. Our total employees numbered 798, all of which are full time employees, at March 29, 2019. Total employment increased by 58 employees during the three months ended March 29, 2019, our second quarter of fiscal 2019. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 29, 2019	March 30, 2018
(in thousands)
Net sales	$37,294	$31,768

Gross profit	4,586	4,784
Selling and administrative expenses	3,328	2,923
Interest and financing expense	385	278
Income before income taxes	873	1,583
Income tax expense	203	4
Net income	$670	$1,579

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 29, 2019	March 30, 2018

Aerospace & Defense	62%	64%
Medical	19%	22%
Industrial	19%	14%
	100%	100%

Revenue increased in the second quarter of fiscal 2019 by $5.5 million or 17% as compared to the second quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $3.0 million, revenue from the medical sector increased $0.1 million and revenue from the industrial sector increased $2.4 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $3.0 million in the second quarter of fiscal 2019. Ramping up of production of various customers resulted in an increase of revenue of $3.4 million and increases in customer demand resulted in an additional $1.6 million increase in revenue. These increases were offset by decreases related to contracts ending of $1.1 million, and various other demand decreases of $0.9 million.

The medical sector saw a marginal increase in the second quarter of fiscal 2019 compared to the same period of the prior fiscal year. We also saw increases related to new programs ramping up with two customers amounting to $1.8 million. These increases were partially offset by net reductions in demand from multiple customers. We continue to expect some volatility in the medical sector going forward.

The net increase in the industrial sector of $2.4 million resulted primarily from the production ramp up of new programs with three customers, which amounted to $1.9 million. The remaining increase was due to several customers whose end markets have grown, offset by decreases in demand from other customers.

Gross profit as a percent of sales for the second quarter of fiscal 2019 decreased to 12.3% of sales versus 15.1% of sales in the second quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expense increased $0.4 million and represented 8.9% of sales in the second quarter of fiscal 2019 compared to 9.2% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.1 million in the second quarter of fiscal 2019 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 0.75% higher during the second quarter of fiscal 2019 compared to the second quarter of the prior fiscal year. Our average outstanding debt balances increased by $7.8 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 because of higher balances on the revolving credit facility and equipment line advances and term loans to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million and $0.2 million for the second quarter of fiscal 2019 and fiscal 2018, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended March 29, 2019, we did not pay any taxes. At the end of fiscal 2018, the gross NOL carryforwards amounted to approximately $29.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
	March 29, 2019	March 30, 2018
(in thousands)
Net sales	$72,735	$52,923

Gross profit	9,645	6,301
Selling and administrative expenses	6,680	5,710
Interest and financing expense	708	511
Income before income taxes	2,257	80
Income tax expense/(benefit)	515	(1,005)
Net income	$1,742	$1,085

A summary of sales, according to the market sector within which our customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 29, 2019	March 30, 2018

Aerospace & Defense	57%	63%
Medical	23%	20%
Industrial	20%	17%
	100%	100%

Revenue increased in the first six months of fiscal 2019 by $19.8 million or 37% as compared to the first six months of the prior fiscal year. Revenues from the aerospace & defense sector increased $8.7 million, revenue from the medical sector increased $5.6 million and revenue from the industrial sector increased $5.6 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $8.7 million in the first six months of fiscal 2019. We saw an increase of $5.9 million related to production ramp up from multiple customers. Various increases and decreases in demand from existing customers resulted in a net increase of $4.7 million. The remaining net decrease of $2.9 million was due to disengagement with two customers and additional programs ending.

Revenues in the medical sector increased by $5.6 million in the first six months of fiscal 2019 compared to the same period of the prior fiscal year. We saw an increase of $5.1 million related to production ramp up for three customers and an increase in demand from another customer of $2.5 million. These increases were partially offset by volume reductions from multiple customers of $1.7 million. We expect some volatility in the medical sector going forward.

The net increase in the industrial sector of $5.6 million resulted primarily from the production ramp up of new programs with three customers, which amounted to $4.5 million. The remaining increase was due to several customers whose end markets have grown, offset by decreases in demand from other customers.

Gross profit for the first six months of fiscal 2019 increased to 13.3% of sales versus 11.9% in the first six months of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expense increased $1.0 million and represented 9.2% of sales in the first six months of fiscal 2019 compared to 10.8% of sales in the first six months of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.2 million in the first six months of fiscal 2019 compared to the first six months of the prior fiscal year. The weighted average interest rate on our debt was 0.95% higher during the first six months of fiscal 2019 compared to the first six months of the prior fiscal year. Our average outstanding debt balances increased by $5.4 million in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 because of higher balances on the revolving credit facility and equipment line advances and term loans to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.6 million and $0.4 million for the second quarter of fiscal 2019 and fiscal 2018, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the six months ended March 29, 2019, we did not pay any taxes. At the end of fiscal 2018, the gross NOL carryforwards amounted to approximately $29.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of March 29, 2019, there were $0.6 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended March 29, 2019 and March 30, 2018 follows:

	Six Months Ended
Cash Flow Data	March 29, 2019	March 30, 2018
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	(8,851)	(3,243)
Investing activities	(805)	(1,342)
Financing activities	9,656	4,585
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $3.8 million and $1.5 million for the first six months of fiscal 2019 and fiscal 2018, respectively. Net income of $1.7 million in the first six months of fiscal 2019 improved compared to the same period of the prior fiscal year mainly due to increased sales. Net income was $1.1 million during the first six months of the prior fiscal year, largely due to the income tax benefit of $1.0 million as a result of the Tax Act.

Working capital used cash flows of $12.7 million in the first six months of fiscal 2019 and used $4.7 million in the first six months of fiscal 2018. The change in working capital in the first six months of fiscal 2019 was primarily due to increases in accounts receivable of $2.6 million, increases in unbilled contract revenue of $1.7 million due to the implementation of ASC 606, increases in inventory of $8.5 million and a decrease in book overdraft of $0.9 million. These changes were offset by increases in customer deposits of $2.6 million. Inventory and customer deposit increases were driven by the increases in customer demand to meet increased backlog and securing materials for future production. The increase in accounts receivable was primarily due to increases in sales.

Investing activities

Cash flows used in investing activities were $0.8 million and $1.3 million for the first six months of fiscal 2019 and 2018, respectively.  Cash flows used in each of the first six months of fiscal 2019 and fiscal 2018 consisted of purchases of equipment.

Financing activities

Cash flows provided by financing activities was $9.7 million for the first six months of fiscal 2019 and $4.6 million for the first six months of fiscal 2018.  During the first six months of fiscal 2019, net borrowings under all credit facilities were $9.7 million, with $9.9 million of net borrowings under the Revolver, as defined below, repayments of $0.6 million for term debt, and $0.4 million of new borrowings related to equipment line advances. During the first six months of fiscal 2018, net repayments under all credit facilities were $4.7 million, with $4.4 million of net borrowings under the Revolver, repayments of $0.5 million for term debt, and $0.8 million of new borrowings related to equipment line advances.

Credit Facilities

At March 29, 2019, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Eighth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $22.9 million, and the upper limit was $27.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of March 29, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended March 29, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at March 29, 2019. The Fixed Charge Coverage Ratio was calculated as 1.71 at March 29, 2019. The Company was in compliance with the financial debt covenant at March 29, 2019.

Detailed information regarding our borrowings at March 29, 2019 is provided in Note 6—Credit Facilities.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2018.  During the six months ended March 29, 2019, the following critical accounting policies were updated as a result of the adoption of FASB Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at March 29, 2019 or September 30, 2018.

At March 29, 2019, the Company had $27.5 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 29, 2019 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2019, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer concluded that, as of March 29, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  The implementation is occurring in phases and is expected to be completed after fiscal 2019.

As part of the Epicor implementation, certain changes to our processes and procedures have and will continue to occur.  These changes will result in changes to our internal control over financial reporting.  While Epicor is designed to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the effected areas evolve.

During the quarter ended March 29, 2019, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Seventh Amendment to Fifth Amended and Restated Credit Facility dated as of January 9, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2018)

10.2
Eighth Amendment to Fifth Amended and Restated Credit Facility dated as of March 11, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019)

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

IEC Electronics Corp.
(Registrant)

May 8, 2019	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)