Form 10-Q
period 2019-06-28
IEC ELECTRONICS CORP
filed 2019-08-07
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2019
or
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

Common Stock, $0.01 par value – 10,334,583 shares as of August 1, 2019

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2019 and SEPTEMBER 30, 2018
(unaudited; in thousands, except share and per share data)

	June 28, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	26,612	25,168
Unbilled contract revenue	7,305	—
Inventories	44,889	34,126
Other current assets	1,893	1,747
Total current assets	80,699	61,041

Property, plant and equipment, net	19,331	20,110
Deferred income taxes	7,999	8,855
Other long-term assets	862	442
Total assets	$108,891	$90,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,371	$1,449
Current portion of capital lease obligation	331	306
Accounts payable	29,510	28,689
Accrued payroll and related expenses	3,165	1,796
Other accrued expenses	543	458
Customer deposits	9,750	7,595
Total current liabilities	44,670	40,293

Long-term debt	26,622	16,002
Long-term capital lease obligation	6,772	7,027
Other long-term liabilities	1,558	1,750
Total liabilities	79,622	65,072
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,387,974 and 11,304,393 shares, respectively
Outstanding: 10,332,486 and 10,248,905 shares, respectively	103	102
Additional paid-in capital	47,824	47,326
Accumulated deficit	(17,069)	(20,463)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	29,269	25,376
Total liabilities and stockholders’ equity	$108,891	$90,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and NINE MONTHS ENDED JUNE 28, 2019 and JUNE 29, 2018
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018

Net sales	$40,324	$29,782	$113,059	$82,706
Cost of sales	34,719	26,423	97,808	73,045
Gross profit	5,605	3,359	15,251	9,661

Selling and administrative expenses	3,721	2,833	10,402	8,543
Operating income	1,884	526	4,849	1,118

Interest and financing expense	452	322	1,160	834
Income before income taxes	1,432	204	3,689	284

Income tax expense/(benefit)	221	—	736	(1,005)

Net income	$1,211	$204	$2,953	$1,289

Net income per common share:
Basic	$0.12	$0.02	$0.28	$0.12
Diluted	$0.11	$0.02	$0.28	$0.12

Weighted average number of shares outstanding:
Basic	10,332,548	10,243,286	10,294,173	10,221,869
Diluted	10,642,403	10,556,764	10,556,953	10,467,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 28, 2019
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity
Balances, October 1, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	4,439	—	—	—	—	—
Exercise of stock options, net of shares surrendered	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

Balances, December 28, 2018	10,261,571	102	47,492	(18,950)	(1,589)	27,055

Net income	—	—	—	670	—	670
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	38,636	1	—	—	—	1
Exercise of stock options, net of shares surrendered	11,654	—	51	—	—	51

Balances, March 29, 2019	10,311,861	103	47,695	(18,280)	(1,589)	27,929

Net income	—	—	—	1,211	—	1,211
Stock-based compensation	—	—	117	—	—	117
Restricted stock vested, net of shares withheld for payment of taxes	2,458	—	(14)	—	—	(14)
Restricted stock units vested, net of shares withheld for payment of taxes	5,277	—	(34)	—	—	(34)
Exercise of stock options, net of shares surrendered	7,500	—	27	—	—	27
Employee stock plan purchases	5,390	—	33	—	—	33

Balances, June 28, 2019	10,332,486	$103	$47,824	$(17,069)	$(1,589)	$29,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 29, 2018
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, October 1, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net loss	—	—	—	(494)	—	(494)
Stock-based compensation	—	—	69	—	—	69
Restricted stock vested, net of shares withheld for payment of taxes	3,498	—	—	—	—	—
Employee stock plan purchases	5,483	—	24	—	—	24

Balances, December 29, 2017	10,206,059	102	46,882	(31,367)	(1,589)	14,028

Net income	—	—	—	1,579	—	1,579
Stock-based compensation	—	—	129	—	—	129
Restricted stock vested, net of shares withheld for payment of taxes	30,530	—	—	—	—	—

Balances, March 30, 2018	10,236,589	102	47,011	(29,788)	(1,589)	15,736

Net income	—	—	—	204	—	204
Stock-based compensation	—	—	149	—	—	149
Restricted stock vested, net of shares withheld for payment of taxes	3,529	—	—	—	—	—
Exercise of stock options	1,400	—	—	—	—	—
Employee stock plan purchases	6,565	—	26	—	—	26

Balances, June 29, 2018	10,248,083	$102	$47,186	$(29,584)	$(1,589)	$16,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 28, 2019 and JUNE 29, 2018
(unaudited; in thousands)

	Nine Months Ended
	June 28, 2019	June 29, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,953	$1,289
Non-cash adjustments:
Stock-based compensation	415	347
Depreciation and amortization	2,047	1,708
Change in reserve for doubtful accounts	(30)	(42)
Change in inventory reserve and warranty reserve	19	143
Deferred tax expense/(benefit)	732	(1,010)
Amortization of deferred gain	(85)	(54)
Changes in assets and liabilities:
Accounts receivable	(1,414)	(1,739)
Unbilled contract revenue	(2,972)	—
Inventory	(14,485)	(10,612)
Other current assets	(146)	(204)
Other long-term assets	(436)	4
Accounts payable	1,293	3,268
Change in book overdraft position	(602)	1,268
Accrued expenses	1,389	1,171
Customer deposits	2,155	790
Other long-term liabilities	(75)	(75)
Net cash flows used in operating activities	(9,242)	(3,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,119)	(2,001)
Proceeds from disposal of property, plant and equipment	20	5
Proceeds from sale-leaseback	—	1,947
Net cash flows used in investing activities	(1,099)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	57,343	47,402
Repayments of revolving credit facility	(46,331)	(41,609)
Borrowings under other loan agreements	391	836
Repayments under other loan agreements	(889)	(2,665)
Repayments under capital lease	(230)	(172)
Debt issuance costs	(27)	(45)
Proceeds from exercise of stock options	79	—
Proceeds from employee stock plan purchases	53	50
Cash paid for taxes upon vesting of restricted stock	(48)	—
Net cash flows provided by financing activities	10,341	3,797

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$1,183	$807
Income taxes paid	3	4
Property, plant and equipment additions financed through capital lease	—	2,000

Non-cash transactions:
Property, plant and equipment purchased with extended payment terms	$130	$—
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

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019. For the fiscal year ended September 30, 2018 (“fiscal 2018”), the fiscal quarters ended on December 29, 2017, March 30, 2018 and June 29, 2018.

Consolidation

The condensed consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc. The Rochester unit operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 28, 2019 and June 29, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $2.0 million and $2.6 million as of June 28, 2019 and September 30, 2018, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during either of the three or nine months ended June 28, 2019 and June 29, 2018.

Leases

At the inception of a lease covering equipment or real estate, the lease agreement is evaluated under criteria discussed in ASC 840 (Leases).  Leases meeting one of four key criteria are accounted for as capital leases and all others are treated as operating leases.  Under a capital lease, the discounted value of future lease payments becomes the basis for recognizing an asset and a borrowing, and lease payments are allocated between debt reduction and interest.  For operating leases, payments are recorded as rent expense.  Criteria for a capital lease include (i) transfer of ownership during the lease term; (ii) existence of a bargain purchase option under terms that make it likely to be exercised; (iii) a lease term equal to 75 percent or more of the economic life of the leased property; and (iv) minimum lease payments that equal or exceed 90 percent of the fair value of the property.

Legal Contingencies

When legal proceedings are brought or claims are made against the Company and the outcome is uncertain, ASC 450 (Contingencies) requires the Company to determine whether it is probable that an asset has been impaired or a liability has been incurred.  If such impairment or liability is probable and the amount of loss can be reasonably estimated, the loss must be charged to earnings.

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

Fair Value Measurements

Under ASC 825 (Financial Instruments), the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.  The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and borrowings.  IEC believes that recorded value approximates fair value for all cash, accounts receivable, accounts payable, accrued liabilities and borrowings.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and nine months ended June 28, 2019 and June 29, 2018.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2014 through fiscal year ended September 30, 2018.

Dividends

IEC does not pay dividends on its common stock as it is the Company’s current policy to retain earnings for use in the business.  Furthermore, the Company’s Fifth Amended and Restated Credit Facility Agreement, as amended, with M&T Bank includes certain restrictions on paying cash dividends, as more fully described in Note 6—Credit Facilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities. Significant items subject to such estimates include: allowance for doubtful accounts, excess and obsolete inventory reserve, warranty reserves, the valuation of deferred income tax assets and revenue recognition related to the accounts for over time contracts. Actual results may differ from management’s estimates.

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net income.

Segments

The Company’s results of operations for the three and nine months ended June 28, 2019 and June 29, 2018 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

Recently Issued Accounting Standards Adopted

FASB Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) was issued in May 2014 and updated the principles for recognizing revenue. This ASU superseded most of the existing revenue recognition requirements in GAAP. Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under previous guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of the transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. Additionally, disclosures required for revenue recognition include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. Such disclosures are more extensive than what was required under previous GAAP.

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

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2016-02, “Leases” (Topic 842) was issued in February 2016. This update supersedes ASC 840 (Leases) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease for finance leases and operating leases, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842 (Leases),” and ASU 2018-11, “Leases (Topic 842),” Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The ASUs related to Topic 842 will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of finalizing the analysis of its lease portfolio, implementing systems and processes and updating its accounting policies to comply with Topic 842.

NOTE 2—REVENUE RECOGNITION

ASC 606: Revenue from Contracts with Customers

General Description of the New Guidance

Effective October 1, 2018, the Company applied the modified retrospective approach for its adoption of ASC 606. The primary impact of the new standard resulted in a change in the timing of the Company’s revenue recognition for some customer contracts for our custom manufacturing services to recognizing revenue over time as products are manufactured, as opposed to the prior revenue recognition of point in time. The transitional adjustment resulted in the recognition of unbilled revenue with a corresponding reduction in finished goods and work-in-process inventory (“WIP inventory”). The Company recognized the cumulative effect of initially applying the new revenue standard, totaling $0.4 million, net of tax, as an adjustment to its opening accumulated deficit balance at October 1, 2018 included in stockholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Satisfaction of Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of the Company's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications.

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 52.3% and 50.8% of the Company's revenue for the three and nine months ended June 28, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 47.7% and 49.2% of our revenue for the three and nine months ended June 28, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the three and nine months ended June 28, 2019 and June 29, 2018.

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

	Three Months Ended			Nine Months Ended
	June 28, 2019			June 28, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$11,300	$13,298	$24,598	$30,950	$35,755	$66,705
Medical	5,127	3,744	8,871	12,441	12,432	24,873
Industrial	4,657	2,198	6,855	14,063	7,418	21,481
	$21,084	$19,240	$40,324	$57,454	$55,605	$113,059

Impact of adoption of ASC 606

The following table presents the impacted financial statement line items in the condensed consolidated balance sheet as of October 1, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	Adjusted
(in thousands)
Assets:
Unbilled contract revenue	$—	$4,333	$4,333
Inventories	34,126	(3,768)	30,358
Deferred income taxes	8,855	(124)	8,731

Stockholders’ Equity:
Accumulated deficit	(20,463)	441	(20,022)

The following table presents the impacted financial statement line items in the condensed consolidated balance sheet as of June 28, 2019:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Assets:
Unbilled contract revenue	$—	$7,305	$7,305
Inventories	51,086	(6,197)	44,889
Deferred income taxes	8,242	(243)	7,999

Stockholders’ Equity:
Accumulated deficit	(17,934)	865	(17,069)

The following table presents the impacted financial statement line items under ASC 605 "Revenue Recognition" and ASC 606 in the condensed consolidated statements of operations for the three and nine months ended June 28, 2019:

	Three Months Ended			Nine Months Ended
	June 28, 2019			June 28, 2019
	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported

Net sales	$39,062	$1,262	$40,324	$110,087	$2,972	$113,059
Cost of sales	33,604	1,115	34,719	95,379	2,429	97,808
Gross profit	5,458	147	5,605	14,708	543	15,251
Income tax expense	189	32	221	617	119	736
Net income	1,096	115	1,211	2,529	424	2,953

For each of the three and nine months ended June 28, 2019 and June 29, 2018, less than 1% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 28, 2019 and June 29, 2018:

	Nine Months Ended
Allowance for doubtful accounts	June 28, 2019	June 29, 2018
(in thousands)
Allowance, beginning of period	$85	$75
Change in provision for doubtful accounts	(30)	(42)
Write-offs	—	—
Allowance, end of period	$55	$33

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 28, 2019	September 30, 2018
(in thousands)
Raw materials	$28,737	$21,323
Work-in-process	12,793	11,263
Finished goods	3,359	1,540
Total inventories	$44,889	$34,126

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	June 28, 2019	September 30, 2018
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,397	7,314
Building under capital lease	7,750	7,750
Machinery and equipment	31,593	30,969
Furniture and fixtures	7,923	7,877
Software	5,215	—
Construction in progress	557	5,360
Total property, plant and equipment, at cost	61,223	60,058
Accumulated depreciation	(41,892)	(39,948)
Property, plant and equipment, net	$19,331	$20,110

Depreciation expense during the three and nine months ended June 28, 2019 and June 29, 2018 follows:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
(in thousands)
Depreciation expense	$707	$567	$2,008	$1,729

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			June 28, 2019		September 30, 2018
Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	5/5/2022	$24,008	4.94%	$12,996	5.26%
Term Loan B	v	5/5/2022	2,993	5.19	3,636	5.36
Equipment Line Advances	v	Various	—	—	314	5.56
Equipment Line Term Note	v	Various	1,254	5.28	794	5.56
Total debt, gross			28,255		17,740
Unamortized debt issuance costs			(262)		(289)
Total debt, net			27,993		17,451
Less: current portion			(1,371)		(1,449)
Long-term debt			$26,622		$16,002

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At June 28, 2019, up to $27.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

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

c)
Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due in three or six months after borrowing or can be converted to an Equipment Line Term Loan. On September 18, 2018, $0.3 million was borrowed and upon maturity at March 18, 2019, was converted into an Equipment Line Term Loan. On November 6, 2018, an additional $0.4 million was borrowed and upon maturity at May 6, 2019, was converted into an Equipment Line Term Note.

d)
Equipment Line Term Note: On July 26, 2018, $0.8 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. On September 27, 2018, $0.1 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $2 thousand and matures September 29, 2021. On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $9 thousand and matures March 18, 2022. On May 6, 2019, $0.4 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $11 thousand and matures May 6, 2022.

Borrowing Base

At June 28, 2019, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $14.0 million) or (ii) $27.0 million. At September 30, 2018, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $8.0 million) or (ii) $22.0 million.

At June 28, 2019, the upper limit on Revolver borrowings was $27.0 million with $3.0 million available. At September 30, 2018, the upper limit on Revolver borrowings was $22.0 million with $9.0 million available. Average Revolver balances amounted to $20.0 million and $11.8 million during the nine months ended June 28, 2019 and June 29, 2018, respectively.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At June 28, 2019, the applicable marginal interest rate was 2.50% for the Revolver and 2.75% for Term Loan B and Equipment Line Advances. At September 30, 2018, the applicable marginal interest rate was 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $27.0 million over average borrowings under the Revolver. Fees incurred amounted to $2.6 thousand and $15.3 thousand during the three and nine months ended June 28, 2019, respectively. Fees incurred amounted to $5.3 thousand and $16.5 thousand during the three and nine months ended June 29, 2018, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of June 28, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended June 28, 2019 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at June 28, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at June 28, 2019.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at June 28, 2019 for the next three years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending June
2020	$1,371
2021	1,371
2022 (1)	25,513
$28,255
(1) Includes Revolver balance of $24.0 million at June 28, 2019.

As more fully described in Note 14—Subsequent Events, effective as of July 8, 2019, the Company and M&T Bank entered into the Ninth Amendment to Fifth Amended and Restated Credit Facility Agreement (the “Ninth Amendment”), that amended the Credit Facility, as amended.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 28, 2019	June 29, 2018
(in thousands)
Reserve, beginning of period	$173	$153
Provision	65	213
Warranty costs	(89)	(199)
Reserve, end of period	$149	$167

NOTE 8—STOCK-BASED COMPENSATION

The 2019 Stock Incentive Plan (the “2019 Plan”) was approved by the Company’s stockholders at the March 2019 Annual Meeting. The 2019 Plan replaced the 2010 Omnibus Incentive Compensation Plan (“2010 Plan”) that was approved by the Company’s stockholders at the January 2011 Annual Meeting.  The 2019 Plan, like the 2010 Plan, is administered by the Compensation Committee of the Board of Directors and provides for the following types of awards: incentive stock options, nonqualified options, stock appreciation rights, restricted shares, restricted stock units, performance compensation awards, cash incentive awards, director stock and other equity-based and equity-related awards.  Awards are generally granted to certain members of management and employees, as well as directors.  The Company also has an ESPP, adopted in 2011, that provides for the purchase of Company common stock at a discounted stock purchase price. Under the 2019 Plan, 840,360 shares of common stock, plus any shares that are subject to awards granted under the 2010 Plan that expire, are forfeited or canceled without the issuance of shares (other than shares used to pay the exercise price of a stock option under the 2010 Plan and shares used to cover the tax withholding of the award under the 2010 Plan) may be issued over a term of ten years. Under the ESPP, 150,000 shares of common stock may be issued over a term of ten years.

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.1 million and $0.4 million for the three and nine months ended June 28, 2019, respectively. Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.1 million and $0.3 million for the three and nine months ended June 29, 2018, respectively.

At June 28, 2019, there were 776,775 remaining shares of common stock available to be issued under the 2019 Plan and 89,701 remaining shares of common stock available to be issued under the ESPP.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2010 Plan and ESPP is provided below.

Stock Options

When options are granted, IEC estimates fair value using the Black-Scholes option pricing model and recognizes the computed value as compensation cost over the vesting period, which is typically four years.  The contractual term of options granted under the 2010 Plan and 2019 Plan is generally seven years.  The volatility rate is based on the historical volatility of IEC's common stock.

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 28, 2019 and June 29, 2018 follows in the table below.

	Nine Months Ended
Valuation of Options	June 28, 2019	June 29, 2018
Assumptions for Black-Scholes:
Risk-free interest rate	2.35%	2.31%
Expected term in years	5.5	5.5
Volatility	37%	38%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	20,000	20,000
Weighted average fair value per share	$2.33	$1.53
Fair value of options granted (000s)	$47	$31

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 28, 2019		June 29, 2018
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price
Outstanding, beginning of period	737,145	$4.33	743,045	$4.27
Granted	20,000	6.12	20,000	4.00
Exercised	(34,000)	4.46	(1,400)	4.08
Forfeited	(24,250)	3.70	(90,000)	4.75
Expired	(5,750)	4.06	(10,500)	5.24
Outstanding, end of period	693,145	$4.40	661,145	$4.18

For options expected to vest
Number expected to vest	685,354	$4.39	653,922	$4.18
Weighted average remaining contractual term, in years	3.4		3.7
Intrinsic value (000s)		$1,306		$1,009

For exercisable options
Number exercisable	533,645	$4.18	450,358	$4.28
Weighted average remaining contractual term, in years	2.7		3.4
Intrinsic value (000s)		$1,132		$721

For non-exercisable options
Expense not yet recognized (000s)		$232		$205
Weighted average years to be recognized	3.1		1.5

For options exercised
Intrinsic value (000s)		$77		$2

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 28, 2019		June 29, 2018
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	103,233	$4.08	109,695	$4.01
Granted	32,385	7.09	44,878	4.29
Vested	(49,511)	4.08	(39,300)	4.10
Forfeited	(1,400)	4.13	(9,490)	4.20
Outstanding, end of period	84,707	$5.23	105,783	$4.09

For non-vested shares
Expense not yet recognized (000s)		$365		$353
Weighted average remaining years for vesting	2.2		1.9

For shares vested
Aggregate fair value on vesting dates (000s)		$333		$173

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

A summary of restricted stock unit activity, together with related data, follows:

	Nine Months Ended
	June 28, 2019		June 29, 2018
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value
Outstanding, beginning of period	170,492	$3.96	267,999	$4.03
Granted	63,011	7.09	102,864	4.28
Vested	(12,258)	4.64	—	—
Forfeited	—	—	(151,341)	4.08
Outstanding, end of period	221,245	$4.81	219,522	$4.11

For non-vested shares
Expense not yet recognized (000s)		$573		$371
Weighted average remaining years for vesting	2.4		2.5
NOTE 9—INCOME TAXES

The income tax expense/(benefit) during each of the three and nine months ended June 28, 2019 and June 29, 2018 follows:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
(in thousands)
Income tax expense/(benefit)	$221	$—	$736	$(1,005)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of approximately 24.2% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act eliminated the domestic manufacturing deduction and moved to a territorial system. In addition, previously paid federal alternative minimum tax (“AMT”) are now refundable regardless of whether there is future income tax liability before AMT credits.

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

The Company's estimated annual effective tax rate for fiscal 2019 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and nine months ended June 28, 2019, the permanent items included meals and entertainment and stock based compensation. There were no material discrete items recognized in the three and nine months ended June 28, 2019.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Aerospace & Defense	61%	60%	59%	62%
Medical	22%	22%	22%	21%
Industrial	17%	18%	19%	17%
	100%	100%	100%	100%

One individual customer represented 10% or more of sales for the three months ended June 28, 2019. This customer was from the aerospace & defense sector and represented 24% of sales. One individual customer represented 10% or more of sales for the nine months ended June 28, 2019. This customer was from the aerospace & defense sector and represented 22% of sales.

Two individual customers each represented 10% or more of sales for the three months ended June 29, 2018. One customer was from the aerospace & defense sector and represented 25% of sales, while one was from the medical sector and represented 11% of sales for the three months ended June 29, 2018. Two individual customers each represented 10% or more of sales for the nine months ended June 29, 2018. One customer was from the aerospace & defense sector and represented 23% of sales, while one customer was from the medical sector and represented 11% of sales for the six months ended June 29, 2018.

One individual customer represented 10% or more of receivables and accounted for 26% of the outstanding balance at June 28, 2019. Three individual customers represented 10% or more of receivables and accounted for 55% of the outstanding balance at September 30, 2018.

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

NOTE 12—CAPITAL LEASE

Leases

A summary of capital lease payments for the next five years follows:

Capital Lease Payment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending June
2020	$669
2021	683
2022	696
2023	711
2024 and thereafter	6,900
Total capital lease payments	9,659
Less: amounts representing interest	(2,556)
Present value of minimum lease payment	$7,103

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
Earnings Per Share	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Basic net income per share:
Net income	$1,211	$204	$2,953	$1,289
Less: Income attributable to non-vested shares	10	2	25	13
Net income available to common stockholders	$1,201	$202	$2,928	$1,276

Weighted average common shares outstanding	10,332,548	10,243,286	10,294,173	10,221,869

Basic net income per share	$0.12	$0.02	$0.28	$0.12

Diluted net income per share:
Net income	$1,211	$204	$2,953	$1,289
Shares used in computing basic net income per share	10,332,548	10,243,286	10,294,173	10,221,869
Dilutive effect of non-vested shares	309,855	313,478	262,780	245,243
Shares used in computing diluted net income per share	10,642,403	10,556,764	10,556,953	10,467,112

Diluted net income per share	$0.11	$0.02	$0.28	$0.12

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Anti-dilutive shares excluded	52,523	39,335	39,872	171,791

NOTE 14—SUBSEQUENT EVENTS

Effective as of July 8, 2019, the Company and M&T Bank entered into the Ninth Amendment to the Credit Facility, as amended. The Ninth Amendment increased the Company’s revolving credit commitment to $35.0 million. In addition, the Ninth Amendment modified the definition of “Borrowing Base” to increase the amount of certain availability limits contained within the definition.

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

Employees are our single greatest resource. Our total employees numbered 850, all of which are full time employees, at June 28, 2019. Total employment increased by 52 employees during the three months ended June 28, 2019, our third quarter of fiscal 2019. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 28, 2019	June 29, 2018
(in thousands)
Net sales	$40,324	$29,782

Gross profit	5,605	3,359
Selling and administrative expenses	3,721	2,833
Interest and financing expense	452	322
Income before income taxes	1,432	204
Income tax expense	221	—
Net income	$1,211	$204

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 28, 2019	June 29, 2018

Aerospace & Defense	61%	60%
Medical	22%	22%
Industrial	17%	18%
	100%	100%

Revenue increased in the third quarter of fiscal 2019 by $10.5 million or 35% as compared to the third quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $7.6 million, revenue from the medical sector increased $1.9 million and revenue from the industrial sector increased $1.0 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $7.6 million in the third quarter of fiscal 2019. Ramping up of production of various customers resulted in an increase of revenue of $5.1 million and increases in customer demand resulted in an additional $3.2 million increase in revenue. These increases were partially offset by decreases related to contracts ending of $0.5 million.

The medical sector saw an increase of $1.9 million in the third quarter of fiscal 2019 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with three customers amounting to $1.8 million. One customer had material constraints removed during the period, which resulted in increased revenue of $0.5 million. These increases were partially offset by net reductions of $0.5 million in demand from multiple customers. We continue to expect some volatility in the medical sector going forward.

The net increase in the industrial sector of $1.0 million resulted primarily from the production ramp up of new programs with two customers, which amounted to $1.0 million. The remaining change was minimal and was due to several customers whose end markets have grown, partially offset by decreases in demand from other customers.

Gross profit as a percent of sales for the third quarter of fiscal 2019 increased to 13.9% of sales versus 11.3% of sales in the third quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit. In addition, the growth in sales allowed for more absorption of overhead costs.

Selling and administrative (“S&A”) expense increased $0.9 million and represented 9.2% of sales in the third quarter of fiscal 2019 compared to 9.5% of sales in the same quarter of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.1 million in the third quarter of fiscal 2019 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was consistent during the third quarter of fiscal 2019 compared to the third quarter of the prior fiscal year. Our average outstanding debt balances increased by $7.8 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 because of higher balances on the revolving credit facility and equipment line advances and term loans to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million for each of the third quarter of fiscal 2019 and fiscal 2018. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended June 28, 2019, we did not pay any taxes. At the end of fiscal 2018, the gross NOL carryforwards amounted to approximately $29.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
	June 28, 2019	June 29, 2018
(in thousands)
Net sales	$113,059	$82,706

Gross profit	15,251	9,661
Selling and administrative expenses	10,402	8,543
Interest and financing expense	1,160	834
Income before income taxes	3,689	284
Income tax expense/(benefit)	736	(1,005)
Net income	$2,953	$1,289

A summary of sales, according to the market sector within which our customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 28, 2019	June 29, 2018

Aerospace & Defense	59%	62%
Medical	22%	21%
Industrial	19%	17%
	100%	100%

Revenue increased in the first nine months of fiscal 2019 by $30.4 million or 37% as compared to the first nine months of the prior fiscal year. Revenues from the aerospace & defense sector increased $16.3 million, revenue from the medical sector increased $7.8 million and revenue from the industrial sector increased $6.3 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $16.3 million in the first nine months of fiscal 2019. We saw an increase of $11.1 million related to production ramp up from multiple customers. Various increases and decreases in demand from existing customers resulted in a net increase of $8.8 million. The remaining net decrease of $3.6 million was due to disengagement with two customers and additional programs ending.

Revenues in the medical sector increased by $7.8 million in the first nine months of fiscal 2019 compared to the same period of the prior fiscal year. We saw an increase of $7.2 million related to production ramp up for three customers and an increase in demand from another customer of $3.0 million. These increases were partially offset by volume reductions from multiple customers of $2.4 million. We expect some volatility in the medical sector going forward.

The net increase in the industrial sector of $6.3 million resulted primarily from the production ramp up of new programs with three customers, which amounted to $5.7 million. The remaining increase was due to several customers whose end markets have grown, partially offset by decreases in demand from other customers.

Gross profit for the first nine months of fiscal 2019 increased to 13.5% of sales versus 11.7% in the first nine months of the prior fiscal year. Customer mix had the most significant impact on gross profit. In addition, the growth in sales allowed for more absorption of overhead costs.

Selling and administrative (“S&A”) expense increased $1.9 million and represented 9.2% of sales in the first nine months of fiscal 2019 compared to 10.3% of sales in the first nine months of the prior fiscal year. The increase in S&A expense was primarily due to higher wage and related expenses.

Interest expense increased by $0.3 million in the first nine months of fiscal 2019 compared to the first nine months of the prior fiscal year. The weighted average interest rate on our debt was 0.64% higher during the first nine months of fiscal 2019 compared to the first nine months of the prior fiscal year. Our average outstanding debt balances increased by $6.1 million in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 because of higher balances on the revolving credit facility and equipment line advances and term loans to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.9 million and $0.6 million for the first nine months of fiscal 2019 and fiscal 2018, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the nine months ended June 28, 2019, we paid minimal taxes. At the end of fiscal 2018, the gross NOL carryforwards amounted to approximately $29.7 million. The NOL carryforwards expire in varying amounts between 2022 and 2035, unless utilized prior to these dates.

Liquidity and Capital Resources

Capital Resources

As of June 28, 2019, there were $0.9 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended June 28, 2019 and June 29, 2018 follows:

	Nine Months Ended
Cash Flow Data	June 28, 2019	June 29, 2018
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	(9,242)	(3,748)
Investing activities	(1,099)	(49)
Financing activities	10,341	3,797
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $6.1 million and $2.4 million for the first nine months of fiscal 2019 and fiscal 2018, respectively. Net income of $3.0 million in the first nine months of fiscal 2019 improved compared to the same period of the prior fiscal year mainly due to increased sales. Net income was $1.3 million during the first nine months of the prior fiscal year, largely due to the income tax benefit of $1.0 million as a result of the Tax Act.

Working capital used cash flows of $15.3 million in the first nine months of fiscal 2019 and used $6.1 million in the first nine months of fiscal 2018. The change in working capital in the first nine months of fiscal 2019 was primarily due to increases in inventory of $14.5 million, increases in accounts receivable of $1.4 million, increases in unbilled contract revenue of $3.0 million due to the implementation of ASC 606, and a decrease in book overdraft of $0.6 million. These changes were partially offset by increases in accounts payable of $1.3 million, increases in accrued expenses of $1.4 million and increases in customer deposits of $2.2 million. Inventory and customer deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The increase in accounts receivable was primarily due to increases in sales. The increase in accounts payable was due primarily to an increase of inventory purchases, as well as timing of purchases and payments. The increase in accrued expenses was due to an increase in payroll and related costs due to timing.

Investing activities

Cash flows used in investing activities were $1.1 million for the first nine months of fiscal 2019.  Cash flows used in investing activities were minimal for the first nine months of fiscal 2018.  Cash flows used in each of the first nine months of fiscal 2019 and fiscal 2018 consisted of purchases of equipment. Cash flows used in the first nine months of fiscal 2018 also consisted of capitalized software costs resulting from the ongoing implementation of a new enterprise resource planning (“ERP”) system, these purchases were offset by the proceeds from the Rochester sale-leaseback transaction.

Financing activities

Cash flows provided by financing activities were $10.3 million for the first nine months of fiscal 2019 and $3.8 million for the first nine months of fiscal 2018.  During the first nine months of fiscal 2019, net borrowings under all credit facilities were $10.5 million, with $11.0 million of net borrowings under the Revolver, as defined below, repayments of $0.9 million for term debt, and $0.4 million of new borrowings related to equipment line advances. During the first nine months of fiscal 2018, net borrowings under all credit facilities were $4.0 million, with $5.8 million of net borrowings under the Revolver, as defined below, repayments of $2.7 million for term debt, and $0.8 million of new borrowings related to equipment line advances. Term debt repayments in the first nine months of fiscal 2018, included more than normal principal repayments as proceeds from the Rochester sale-leaseback transaction were used to pay down term debt.

Credit Facilities

At June 28, 2019, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Eighth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”) amounted to $24.0 million, and the upper limit was $27.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of June 28, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended June 28, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at June 28, 2019. The Fixed Charge Coverage Ratio was calculated as 2.22 at June 28, 2019. The Company was in compliance with the financial debt covenant at June 28, 2019.

Detailed information regarding our borrowings at June 28, 2019 is provided in Note 6—Credit Facilities.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2018.  During the nine months ended June 28, 2019, the following critical accounting policies were updated as a result of the adoption of FASB Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at June 28, 2019 or September 30, 2018.

At June 28, 2019, the Company had $28.3 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of June 28, 2019 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 28, 2019, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer concluded that, as of June 28, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  During the nine months ended June 28, 2019, the Company began implementation of Epicor by converting one legacy ERP system to Epicor. The implementation of other legacy ERP systems to Epicor is occurring in phases and is expected to be completed after fiscal 2019.

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

During the quarter ended June 28, 2019, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Ninth Amendment to Fifth Amended and Restated Credit Facility dated as of July 9, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 10, 2019)

10.2*#	Form of Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan
10.3*#	Form of Incentive Stock Option Award Agreement pursuant to the 2019 Stock Incentive Plan
10.4*#	Form of Director Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan
10.5*#	Form of Restricted Stock Unit Award Agreement (Time Vesting) pursuant to the 2019 Stock Incentive Plan
10.6*#	Form of Performance Restricted Stock Unit Award Agreement pursuant to the 2019 Stock Incentive Plan
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

# Filed herewith.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

August 7, 2019	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)