Form 10-K
period 2019-09-30
IEC ELECTRONICS CORP
filed 2019-11-22
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2019
or
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 315-331-7742

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	IEC	NYSE AMERICAN

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
Yes ☐ No ☒

At March 29, 2019, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2019, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $61,931,836 (based on the closing price of the registrant’s common stock on the NYSE American on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 13, 2019, there were 10,499,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“Form 10-K”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; unforeseen product failures and the potential product liability claims that may be associated with such failures; technological, engineering and other start-up issues related to new programs and products; variability and timing of customer requirements; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; the ability to realize the full value of our backlog; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; variability of our operating results; our ability to maintain effective internal controls over financial reporting; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Corp-Albuquerque (“Albuquerque”), IEC Analysis & Testing Laboratory, LLC (“ATL”) and IEC California Holdings, Inc., which was dissolved as of September 18, 2019. Our Rochester unit operates as a division of IEC.

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

•
We believe we are the only EMS provider with an on-site laboratory that has been approved by the Defense Logistics Agency (“DLA”) for their Qualified Testing Supplier List (“QTSL”) program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. In addition, this advanced laboratory is utilized for complex design analysis and manufacturing process development to solve challenges and accelerate our customers’ time to market.

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

•
Newark, New York - Located approximately one hour east of Rochester, New York, our Newark location is our corporate headquarters and is our largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.

•	Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies.

•
Albuquerque, New Mexico - Specializes in the aerospace and defense markets with complex circuit board and system-level assemblies along with a state of the art analysis and testing laboratory which conducts root cause failure analysis, reliability, inspection and authenticity testing.

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

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2008 certified and ITAR registered. We are Nadcap accredited and AS9100D certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. Our analysis and testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services test Laboratory, and we believe is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

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

We often engage with our customers in the early stages of product or program design, work with customers to evaluate the manufacturability and testability of their products, with the objective of enhancing quality and reducing the overall cost of ownership for our customers. Due to the highly regulated environment for many of our customers, they are seeking a long-term partnership throughout the life-cycle of their product.

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

For the year ended September 30, 2019 (“fiscal 2019”), IEC obtained 23% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

	Years Ended
Percent of Sales by Sector	September 30, 2019	September 30, 2018

Aerospace and Defense	60%	57%
Medical	22%	23%
Industrial	18%	20%
	100%	100%

One individual customer in the aerospace and defense sector, ViaSat Inc., at 23% represented 10% or more of sales in fiscal 2019. In the year ended September 30, 2018 (“fiscal 2018”), two customers represented 10% or more of sales, ViaSat, Inc. in the aerospace and defense sector represented 23% and Baxter in the medical sector represented 11%.

Two customers represented 10% or more of receivables at September 30, 2019. Both customers are in the aerospace and defense sector, and together accounted for 38% of the outstanding balances at September 30, 2019. Three customers represented 10% or more of receivables at September 30, 2018. One customer each in the aerospace and defense sector, medical sector, and industrial sector together accounted for 55% of the outstanding balances at September 30, 2018.

Backlog

Our backlog at the end of fiscal 2019 was $212.0 million, which is 58.6% higher than $133.7 million at the end of fiscal 2018. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $151.3 million of our backlog at September 30, 2019 is expected to be shipped within the fiscal year ending September 30, 2020 (“fiscal 2020”), with the remainder expected to ship in future years. This compares to $122.3 million that was expected to be shipped within 12 months from year-end as of September 30, 2018, with the remainder at such time that was expected to be shipped greater than 12 months from the prior year-end.

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

Employees

Employees are our single greatest resource. IEC’s total employees numbered 840, all of which are full time employees, at September 30, 2019. The Company added 151 employees during fiscal 2019, mainly driven by higher volumes in fiscal 2019. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

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

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2019 and fiscal 2018, our five largest customers accounted for 51% and 55% of net sales, respectively. The percentage of our sales to our major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

Because a significant portion of our business is defense-related, reductions or delays in U.S. defense spending may have a material adverse effect on our revenues.

During fiscal 2019 and fiscal 2018, our sales to customers serving the aerospace and defense industries approximated 60% and 57% of our sales, respectively. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geo-political, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

The medical sector represented approximately 22% and 23% of our sales during fiscal 2019 and fiscal 2018, respectively. Medical device industries are intensely competitive and heavily regulated. Medical businesses must operate within an evolving regulatory and risk environment, with ongoing pricing and cost pressures, and adoption of new business models driven by scientific and technological advances. Any significant change in production rates or any restructuring by customers in this sector would likely have a material effect on our results of operations. There is no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the medical sector could have a negative impact on our business and financial results.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. The U.S. has imposed tariffs on imports from several countries, including China, Canada and the European Union. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain products and product components, including components we use, impacting our supply chain and increasing our costs of doing business. Although the majority of our customers allow us to recover tariffs, if we are unable to recover these costs, our profit margins may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including potential reductions in trade with China and others, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

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

We manufacture highly complex products to our customers’ specifications, often within tight tolerance ranges, and such products may contain design or manufacturing errors or defects. Defects in the products we manufacture, whether caused by customer design, workmanship, component failure, the use of component suppliers’ products or services, or other error, may result in delayed shipments to customers or reduced or canceled customer orders, adversely affecting our reputation and may result in product liability claims against us. Even if customers or component suppliers are responsible for the defects, they may be unwilling or unable to assume responsibility for costs associated with product failure, which could adversely affect our reputation, customer relationships, and results of operations.

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

Our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees. The competition for these individuals is significant. Accordingly, the loss of the services of certain of these key employees or an inability to attract or retain qualified employees could negatively impact us.

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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. We have been and may be required in the future to expend funds and resources in order to rectify deficiencies in our internal controls. Our disclosure controls and internal control over financial reporting may not prevent all errors or all instances of fraud. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The benefits of a control system also must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events. There can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected. If there is a failure in any of our internal controls and procedures, we could face investigation or enforcement actions by the SEC and other governmental and regulatory bodies, litigation, loss of reputation and investor confidence, the inability to acquire capital, and other material adverse effects on our finances and business operations.

The agreements governing our debt contain various covenants that may constrain the operation of our business, and our failure to comply with these covenants may have a material adverse effect on our financial condition.

The agreements and instruments governing our secured bank credit facility (the “Credit Facility”) with Manufacturers and Traders Trust Company (“M&T Bank”) and other existing debt contain various covenants that, among other things, require us to comply with certain financial covenants including maintenance of a fixed charge coverage ratio. The agreements and instruments governing the Credit Facility require financial and other reporting, contain limitations on revolving loan borrowings and restrict or limit our ability to take certain corporate actions.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

To the extent we are required to seek waivers and/or amendments, we may experience increased borrowing costs. If we are not in compliance with all of our debt covenants, and if M&T Bank chooses to exercise its remedies, M&T Bank could accelerate our primary indebtedness which could cause cross-defaults with respect to other obligations, causing a material adverse effect on our financial condition including, our inability to obtain replacement financing or continue operations. Our ability to comply with covenants contained in our Credit Facility and other existing debt may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

We are subject to ongoing compliance obligations in connection with an administrative order and our failure to comply with those obligations could adversely affect our business and the liquidity of our common stock.

In June 2016, we consented to the entry of a settled administrative order by the SEC (the “Administrative Order”), pursuant to which, among other things, we agreed to cease-and-desist from committing or causing any violations or future violations of certain provisions of the Securities Exchange Act of 1934, as amended, and certain rules thereunder. If we are found to be in violation of the Administrative Order, we may be subject to additional enforcement actions or lawsuits that could lead to added penalties and consequences which may be more severe than if we were not subject to the Administrative Order. The costs of such actions and of defending lawsuits could be significant and exceed the amount of our available insurance coverage. Governmental scrutiny, pending or future investigations by regulators or law enforcement agencies or legal proceedings involving us or our affiliates could adversely affect our business and results of operations.

Start-up costs and inefficiencies related to new or transferred programs can have a material adverse effect on our operating results and may not be recoverable.

Our long-term success depends in part upon our ability to support our customers as they bring new products and programs to market, or transfer programs to us. Often these products and programs have technological issues and require, or our customers desire, engineering and other changes and innovations in order to facilitate full-scale production and end-user acceptance. Although some of these programs, particularly in the defense and space industries, once mature, will likely profitably extend over many years and will be difficult to transfer to our competitors, we may have to make significant upfront investments in them that may be recovered only over the longer term. These investments may have a significant impact on our profitability in nearer term periods. Moreover, start-up costs, including the management of labor and equipment resources in connection with establishing new programs and new customer relationships, and difficulties in estimating required resources and the timing of those resources in advance of production, can adversely affect our operating results. If new programs or customer relationships are terminated or delayed, this could have a material adverse effect on our operating results, particularly in the near term, as we may not recoup those start-up costs or quickly replace anticipated new program revenues.

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

We may not realize the full value of our backlog, which may result in lower than expected revenue.

At the end of fiscal 2019, our backlog was $212.0 million. We may never realize all of the revenue included in our present backlog. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period due to the receipt, timing, and amount of revenue under contracts included in backlog being subject to various contingencies, many of which are beyond our control. Even if our revenue included in our backlog is realized, there can be no guarantee that the revenue realization will result in a profit. A failure to realize any or all of the revenue included in our present backlog could result in a material adverse effect on our business and results of operations.

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

The EMS industry is highly fragmented and characterized by intense competition. Additionally, consolidation in the electronic industry could result in an increasing number of very large electronics companies offering products similar to ours in multiple sectors of the EMS industry. We may be operating at a cost disadvantage compared to larger EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location. As a result, other EMS providers with significant purchasing and marketing power may have a competitive advantage. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the prices of their products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these factors may cause a decline in our sales, loss of market acceptance for our products or services, profit margin compression, or loss of market share.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and adversely affect our operating results.

For fiscal 2019, IEC obtained 23% of the materials used in production from two vendors Avnet, Inc. and Arrow Electronics, Inc. If our vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve, and could have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

In addition, we generally schedule our production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude that we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees. Closures or lay-offs could result in our recording restructuring charges such as severance and other exit costs, and asset impairments.

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

We may experience disruptions to our business as a result of the relocation of our headquarters and a significant portion of our operations.

We expect to open a new state-of-the-art manufacturing facility, including our headquarters and a significant portion of our operations, in Newark, New York. The process of moving our operations to a new facility is not part of our typical day-to-day operations and may be complex. This relocation process could cause significant disruption to our operations and productivity. We can give no assurance that the relocation will be completed as planned or within the anticipated timeframe. Additionally, the relocation may involve significant costs and the expected benefits of the relocation may not be fully realized due to any associated disruption to our operations and personnel.

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

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York (1)	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	AO,M,W,D	47,000	Leased	5/31/2033
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Leased	9/30/2031

(1)	Please see the disclosure regarding the expansion of our operations in Newark, NY below and under “Expansion of Newark, New York Manufacturing Operations” in Part I, Item 1 of this report.

Our properties are generally in good condition and are suitable for their intended purposes.

On December 10, 2018, the Company, entered into a Lease (the “Lease”), with 1000 Silver Hill LV LLC, a New York limited liability company (the “Landlord”), for certain property located in Newark, New York, that will include a new state-of-the art manufacturing facility and administrative offices having approximately 150,000 square feet (the “Property”). Pursuant to the Lease, the Company will lease the Property for an initial term of 15 years with one renewal option of 10 years. The lease will not commence until we take control of the building, which is anticipated to be during fiscal 2020.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings individually or in the aggregate, will have a material effect on our consolidated financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers at September 30, 2019 were as follows:

	Age
Jeffrey T. Schlarbaum	53	President and Chief Executive Officer
Thomas L. Barbato	50	Senior Vice President and Chief Financial Officer

Jeffrey T. Schlarbaum, age 53, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Since July 2017, Mr. Schlarbaum also serves as a director and member of the audit committee of Lakeland Industries, Inc.

Thomas L. Barbato, age 50, has served as our Senior Vice President and Chief Financial Officer since September 2018.
Prior to joining us, Mr. Barbato held various positions with Xerox Corporation, an American global corporation that sells print and digital document solutions, and document technology products, most recently serving as Vice President of Finance, North America Operations, Pricing and Contracting Center of Excellence, from January 2017 to September 2018; Vice President of

Finance and Chief Financial Officer, Xerox Large Enterprise Operations (LEO) U.S., from March 2014 to December 2016; Vice President of Finance Transformation and Director, Xerox Business Services, from April 2013 to March 2014; and Finance Director, Acquisition Operations Office from April 2010 to April 2013. Prior to joining Xerox Corporation in 1995, Mr. Barbato was a senior auditor with Deloitte & Touche, LLP in Rochester, New York.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the NYSE American under the symbol “IEC”.

(b) Holders

As of November 13, 2019, there were approximately 190 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Recent sales of Unregistered Securities

None.

(d) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2019. Furthermore, certain covenants in our credit agreement with M&T Bank limit our ability to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2019	2018	2017	2016	2015
(amounts in thousands, except per share data)		(a)			(b)
Net sales	$156,981	$116,922	$96,455	$127,010	$126,999
Gross profit	21,644	14,157	11,257	20,287	16,295
Operating profit/(loss)	7,568	2,719	1,060	6,248	(1,660)
Income/(loss) before income taxes	5,923	1,573	143	4,856	(3,770)
Provision/(benefit) for income taxes	1,176	(8,837)	62	70	1
Income/(loss) from continuing operations	4,747	10,410	81	4,786	(3,771)
Loss from discontinued operations, net	—	—	—	—	(6,415)
Net income/(loss)	$4,747	$10,410	$81	$4,786	$(10,186)

Gross margin as % of sales	13.8%	12.1%	11.7%	16.0%	12.8%
Operating profit/(loss) as % of sales	4.8%	2.3%	1.1%	4.9%	(1.3)%

Diluted net income/(loss) per common share:
Earnings/(loss) from continuing operations	$0.45	$1.01	$0.01	$0.47	$(0.37)
Earnings/(loss) from discontinued operations	—	—	—	—	(0.64)
Net earnings/(loss)	$0.45	$1.01	$0.01	$0.47	$(1.01)

Working capital	$40,915	$20,748	$17,194	$19,772	$21,866
Total assets	110,832	90,448	52,447	50,397	68,262
Long-term debt (excluding current portion)	28,910	16,002	14,023	16,732	28,323
Long-term capital lease obligation (excluding current portion)	6,685	7,027	5,362	—	—
Stockholders’ equity	31,240	25,376	14,429	13,864	8,688
(a)	Fiscal year 2018 was impacted by the income tax benefit recorded to release the majority of the valuation allowance against the net deferred income tax assets.
(b)	Fiscal year 2015 was impacted by the 2014 restatement of our financial statements and related expenses.

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

Results of Operations

Fiscal Years Ended September 30, 2019 and 2018

A summary of selected income statement amounts during the fiscal years ended September 30, 2019 and 2018 is as follows:

	Years Ended
Income Statement Data	September 30, 2019	September 30, 2018
(in thousands)
Net sales	$156,981	$116,922

Gross profit	21,644	14,157
Selling and administrative expenses	14,076	11,438
Interest expense	1,645	1,146
Income before income taxes	5,923	1,573
Provision/(benefit) for income taxes	1,176	(8,837)
Net income	$4,747	$10,410

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
Percent of Sales by Sector	September 30, 2019	September 30, 2018

Aerospace and Defense	60%	57%
Medical	22%	23%
Industrial	18%	20%
	100%	100%

Revenue increased 34.3%, or $40.1 million, during fiscal 2019 as compared to the prior fiscal year. The increase was driven by increases in sales in all sectors: aerospace and defense sector of $27.8 million, medical sector of $7.5 million and the industrial sector of $4.7 million.

Various increases and decreases for our aerospace and defense customers resulted in a net increase in sales of $27.8 million for fiscal 2019 compared to fiscal 2018. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases in sales in fiscal 2019 were due to net increases in customer demand was $13.3 million. We saw an increase in sales of $18.8 million from production ramp ups. However, these increases were partially offset by ending customer relationships, contracts reaching the end of their term and other customer delays, which caused a decrease in sales of $4.3 million during fiscal 2019.

The net increase of $7.5 million in sales in the medical sector was primarily due to programs ramping up of $7.3 million. The remaining changes were the result of changes in customer demand.

The net increase in sales for the industrial market sector of $4.7 million resulted primarily from the production ramp up of new programs with three customers, which amounted to $5.2 million. The remaining increase was due to several customers whose end markets have grown, partially offset by decreases in demand from other customers.

Gross profit increased $7.5 million from 12.1% of sales in fiscal 2018 to 13.8% of sales in fiscal 2019. The growth in sales had the most significant impact on gross profit and allowed for more absorption of overhead costs.

Selling and administrative (“S&A”) expenses increased $2.6 million and represented 9.0% of sales in fiscal 2019, compared to 9.8% of sales in the prior fiscal year. The increase in S&A expenses was primarily due to higher wage and related expenses of $2.2 million.

Interest expense increased by $0.5 million in fiscal 2019 compared to the prior fiscal year. The weighted average interest rate on our debt was 0.41% lower during fiscal 2019 than the prior fiscal year. Our average outstanding debt balances increased by $11.2 million in fiscal 2019 compared to fiscal 2018 because of higher balances on our revolving credit facility and equipment line advances to fund capital purchases. Cash paid for interest on credit facility debt was approximately $1.3 million and $0.9 million for fiscal 2019 and fiscal 2018, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

As of September 30, 2019, our deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards. A valuation allowance of $1.4 million and $1.3 million was recorded against our gross deferred tax asset balance as of September 30, 2019 and 2018, respectively. During fiscal 2018, management evaluated both positive and negative evidence to consider the reversal of the valuation allowance on our net deferred income tax assets and determined in the fourth quarter of fiscal 2018 that there was sufficient positive evidence to conclude that it is more likely than not that our deferred income tax assets are realizable. As a result, in the fourth quarter of fiscal 2018 we recorded a $7.8 million income tax benefit to release most of the valuation allowance against our net deferred income tax assets.

We have federal NOLs for income tax purposes of approximately $23.4 million at September 30, 2019, expiring mainly in years 2023 through 2025 and 2031 through 2035. We also have additional state NOLs available in several jurisdictions in which we file.

Liquidity and Capital Resources (Fiscal Years Ended September 30, 2019 and 2018)

Capital Resources

As of September 30, 2019, there was $0.3 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flow from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the fiscal years ended follows:

	Years Ended
Cash Flow Data	September 30, 2019	September 30, 2018
(in thousands)
Cash, beginning of year	$—	$—
Net cash flow provided by/(used in):
Operating activities	(10,456)	(203)
Investing activities	(2,098)	(1,982)
Financing activities	12,554	2,185
Net cash decrease for the year	—	—
Cash, end of year	$—	$—

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $9.5 million in fiscal 2019 and $4.4 million in fiscal 2018. Net income of $4.7 million in fiscal 2019 was lower compared to net income of $10.4 million in fiscal 2018 due to the release of the deferred tax valuation allowance of $7.8 million in fiscal 2018.

Working capital used cash flows of $20.0 million and $4.6 million in fiscal 2019 and fiscal 2018, respectively.  The change in working capital in fiscal 2019 was primarily due to an increase in accounts receivable of $2.4 million, an increase in inventory of $13.8 million, decreases in accounts payable of $2.7 million and a decrease in the book overdraft of $2.3 million. Offsetting these usages of cash was $5.6 million due to an increase in customer deposits. Increases in accounts receivable were primarily due to the timing of revenue in the fourth quarter of fiscal 2019. The accounts payable decrease in fiscal 2019 was due to the decision to reduce accounts payable by utilizing the Revolver. In both fiscal 2019 and fiscal 2018, the increase in inventory and customer deposits was due to securing materials for future production.

Investing activities

Cash flows used by investing activities were $2.1 million for fiscal 2019 and provided $2.0 million for fiscal 2018.  Cash flows used in fiscal 2019 consisted of purchases of equipment. Cash flows used in fiscal 2018 consisted of $3.9 million of purchases of equipment and capitalized software costs resulting from the ongoing implementation of a new ERP system, partially offset by the proceeds of $1.9 million from the sale-leaseback transaction associated with our Rochester, New York property.

Financing activities

Cash flows provided by financing activities were $12.6 million in fiscal 2019 and $2.2 million for fiscal 2018, respectively. During fiscal 2019, net borrowings under all credit facilities were $12.8 million, with $13.6 million of net borrowings under the Revolver, as defined below, repayments of $1.2 million for term debt, and $0.4 million of new borrowings related to equipment line advances. During fiscal 2018, net borrowings under all credit facilities were $2.5 million, with $4.2 million of net borrowings under the Revolver, repayments of $2.9 million for term debt, and $1.2 million of new borrowings related to equipment line advances. Term debt payments were more than normal principal repayments as proceeds from the sale-leaseback transaction associated with our Rochester, New York property were used to pay down term debt.

Credit Facilities

At September 30, 2019, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Ninth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments, collectively, the “Credit Facility, as amended”) amounted to $26.6 million, and the upper limit was $35.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio is measured for the trailing twelve months ended September 30, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at September 30, 2019. The Fixed Charge Coverage Ratio was calculated as 2.52 at September 30, 2019. The Company was in compliance with the financial debt covenant at September 30, 2019.

Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as presented in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). In preparing financial statements, management is required to (i) determine the manner in which accounting principles are applied and (ii) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. A discussion of our critical accounting policies follows.

Revenue recognition: Revenue is derived primarily from the sale of electronics components that are built to customer specifications. In compliance with “Revenue from Contracts with Customers” (“ASC 606”), for revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If we have an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then we record an unbilled revenue associated with non-cancellable customer orders. Similarly, we record an unbilled revenue related to our work-in-process inventory (“WIP inventory”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order.

We record unbilled contract revenue for revenue related to our WIP inventory when the manufacturing process has commenced and there is a non-cancellable customer purchase order. We use direct manufacturing labor inputs to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory. If assumptions change related to the estimate of the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

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

Valuation of deferred income tax assets. We perform an assessment of positive and negative evidence regarding the realization of our net deferred income tax assets as required by FASB ASC 740 (Income Taxes) (“ASC 740”). Under ASC 740, the weight given to negative and positive evidence is commensurate only to the extent that such evidence can be objectively verified. ASC 740 also prescribes that objective historical evidence be given greater weight than subjective evidence, including our forecasts of future taxable income, which include assumptions that cannot be objectively verified. Based on our evaluation of positive evidence in fiscal 2018, we reversed the valuation allowance established in fiscal 2014 on our net deferred income tax assets. We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results.  The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at September 30, 2019 or September 30, 2018.

At September 30, 2019, the Company had $30.5 million of debt, all with variable interest rates. Interest rates on variable loans are based on the London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of September 30, 2019, indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility, as amended.  M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility, as amended.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included in this Item 8 on the pages indicated below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of IEC Electronics Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition effective October 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (Topic 606), as amended, using the modified retrospective approach.

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
November 22, 2019

We have served as the Company's auditor since fiscal 2017.

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 and 2018
(in thousands, except share and per share data)

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	27,618	25,168
Unbilled contract revenue	9,529	—
Inventories	44,267	34,126
Federal income tax receivable	517	—
Other current assets	1,454	1,747
Total current assets	83,385	61,041

Property, plant and equipment, net	19,433	20,110
Deferred income taxes	7,154	8,855
Other long-term assets	860	442

Total assets	$110,832	$90,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,371	$1,449
Current portion of capital lease obligation	338	306
Accounts payable	23,690	28,689
Accrued payroll and related expenses	3,174	1,796
Other accrued expenses	668	458
Customer deposits	13,229	7,595
Total current liabilities	42,470	40,293

Long-term debt	28,910	16,002
Long-term capital lease obligation	6,685	7,027
Other long-term liabilities	1,527	1,750
Total liabilities	79,592	65,072

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,394,036 and 11,304,393 shares, respectively
Outstanding: 10,338,548 and 10,248,905 shares, respectively	103	102
Additional paid-in capital	48,001	47,326
Accumulated deficit	(15,275)	(20,463)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	31,240	25,376

Total liabilities and stockholders’ equity	$110,832	$90,448

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2019 and 2018
(in thousands, except share and per share data)

	Years Ended
	September 30, 2019	September 30, 2018

Net sales	$156,981	$116,922
Cost of sales	135,337	102,765
Gross profit	21,644	14,157

Selling and administrative expenses	14,076	11,438
Operating profit	7,568	2,719

Interest expense	1,645	1,146
Income before income taxes	5,923	1,573

Provision/(benefit) for income taxes	1,176	(8,837)

Net income	$4,747	$10,410

Net income per common share:
Basic	$0.46	$1.01
Diluted	$0.45	$1.01

Weighted average number of shares outstanding:
Basic	10,306,947	10,228,596
Diluted	10,518,126	10,320,203

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2019 and 2018
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2017	10,197,078	$102	$46,789	$(30,873)	$(1,589)	$14,429

Net income	—	—	—	10,410	—	10,410
Stock-based compensation	—	—	489	—	—	489
Restricted stock vested, net of shares withheld for payment of taxes	38,364	—	(8)	—	—	(8)
Exercise of stock options	1,400	—	6	—	—	6
Employee stock plan purchases	12,063	—	50	—	—	50

Balances, September 30, 2018	10,248,905	102	47,326	(20,463)	(1,589)	25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	4,747	—	4,747
Stock-based compensation	—	—	567	—	—	567
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	51,872	1	(53)	—	—	(52)
Exercise of stock options, net of shares surrendered	26,707	—	101	—	—	101
Employee stock plan purchases	11,064	—	60	—	—	60

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2019 and 2018
(in thousands)

	Years Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,747	$10,410
Non-cash adjustments:
Stock-based compensation	567	489
Depreciation and amortization	2,832	2,351
Change in reserve for doubtful accounts	(14)	10
Change in excess/obsolete inventory reserve	(81)	123
Deferred tax expense/(benefit)	1,577	(8,855)
Amortization of deferred gain on sale of leaseback	(114)	(83)

Changes in assets and liabilities:
Accounts receivable	(2,436)	(7,291)
Unbilled contract revenue	(5,196)	—
Inventories	(13,828)	(18,644)
Federal income tax receivable	(517)	—
Other current assets	293	(729)
Other long-term assets	(434)	(333)
Accounts payable	(2,670)	13,540
Change in book overdraft position	(2,329)	2,103
Accrued expenses	1,588	797
Customer deposits	5,634	5,984
Other long-term liabilities	(75)	(75)
Net cash flows used in operating activities	(10,456)	(203)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,118)	(3,934)
Proceeds from disposal of property, plant and equipment	20	5
Proceeds from sale-leaseback transaction	—	1,947
Net cash flows used in investing activities	(2,098)	(1,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	81,225	62,380
Repayments of revolving line of credit	(67,575)	(58,153)
Borrowings under other loan agreements	391	1,150
Repayments under other loan agreements	(1,231)	(2,921)
Principal repayments under capital lease	(310)	(244)
Debt issuance costs	(55)	(75)
Proceeds from exercise of stock options	101	6
Proceeds from employee stock plan purchases	60	50
Cash paid for employee taxes upon vesting of restricted stock	(53)	(8)
Restricted (non-vested) stock grants, net of forfeitures	1	—
Net cash flows provided by financing activities	12,554	2,185

Net cash decrease for the year	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Supplemental cash flow information:
Interest paid	$1,623	$1,151
Income taxes paid	7	7
Property, plant and equipment additions financed through capital lease	—	2,000

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019 and 2018

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2008, AS9100D, and ISO 13485, and the Company is Nadcap accredited.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its website at www.iec-electronics.com. The contents of this website are not incorporated by reference into this annual report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ended September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019. For the fiscal year ended September 30, 2018 (“fiscal 2018”), the fiscal quarters ended on December 29, 2017, March 30, 2018 and June 29, 2018.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and IEC California Holdings, Inc., which was dissolved as of September 18, 2019. The Rochester unit operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

In fiscal 2018, certain customers as shown within Note 10—Market Sectors and Major Customers were classified into different sectors as compared to fiscal 2019.  To create consistency, fiscal 2018 amounts were reclassified to the market sectors which align with fiscal 2019 reporting.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the consolidated balance sheets. Book overdrafts were $0.3 million and $2.7 million as of September 30, 2019 and September 30, 2018, respectively. Changes in the book overdrafts are presented within net cash flows used in operating activities within the consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360-10 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded for long-lived assets during fiscal 2019 and 2018.

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

Customer Deposits

Customer deposits represent amounts invoiced to customers for which the revenue has not yet been earned and therefore represent a commitment for the Company to deliver goods or services in the future. Deposits are generally short-term in nature and are recognized as revenue when earned.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during fiscal 2019 or fiscal 2018.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are for fiscal year ended September 30, 2014 through fiscal 2018.

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

Segments

The Company’s results of operations for the fiscal years ended September 30, 2019 and 2018 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The guidance was effective for the Company beginning with the first quarter of fiscal 2019. The Company assessed the impact of the new guidance, which resulted in a change of the Company’s revenue recognition model for a portion of the Company's electronics manufacturing services from “point in time” upon physical delivery to an “over time” model. The Company implemented ASC 606 using the modified retrospective approach with the cumulative effect on accumulated deficit on adoption of $0.4 million, net of taxes recognized on October 1, 2018. The implementation of ASC 606 is more fully described in Note 2—Revenue Recognition.

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2016-02, “Leases” (“ASC 842”) was issued in February 2016. This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and leases liabilities. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company will adopt ASC 842 in the year ending September 30, 2020 (“fiscal 2020”) using the modified retrospective transition approach whereby prior periods will not be restated, and therefore presented in accordance with the previous lease standard (ASC 840). The Company intends to utilize the transition practical expedients that are permitted with the new standard when elected as a package, which allows the Company to not reassess the lease classification of existing leases. The Company will also elect the practical expedient to not separate lease and non-lease components from the ROU asset and lease liability as well as the practical expedient to not record leases with an initial term of 12 months or less (short-term leases) on the balance sheet. The Company is currently updating existing lease policies and developing new controls and business processes to comply with the new standard. The Company expects the ROU assets and lease liabilities to be less than 5% of total assets. During the first quarter of fiscal 2020 the Company will finalize its accounting assessment and quantification of the impact on the Company’s financial statements and corresponding disclosures. Based on work completed to date, the Company expects to recognize upon adoption an initial ROU asset and lease liability on its consolidated balance sheet of approximately $0.3 million.

FASB ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” was issued in June 2016. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. The FASB has proposed delaying the implementation date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

ASC 606: Revenue from Contracts with Customers

General Description of the New Guidance

Effective October 1, 2018, the Company applied the modified retrospective approach for its adoption of ASC 606. The primary impact of the new standard resulted in a change in the timing of the Company’s revenue recognition for some customer contracts for the Company's custom manufacturing services to recognizing revenue over time as products are manufactured, as opposed to the prior revenue recognition of point in time. The transitional adjustment resulted in the recognition of unbilled revenue with a corresponding reduction in finished goods and work-in-process inventory (“WIP inventory”). The Company recognized the cumulative effect of initially applying the new revenue standard, totaling $0.4 million, net of tax, as an adjustment to its opening accumulated deficit balance at October 1, 2018 included in stockholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 51.2% of the Company's revenue for the fiscal year ended September 30, 2019. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 48.8% of the Company's revenue for the fiscal year ended September 30, 2019. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled contract revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the fiscal years ended September 30, 2019 and September 30, 2018.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in net sales in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are considered a cost to fulfill the contract and are included in cost of sales in the accompanying consolidated statements of operations.

Contract Assets

Contract assets consist of unbilled contract revenues resulting from sales under contracts when the revenue recognized exceeds the amount billed to the customer.

Practical Expedients and Exemptions

The Company generally expenses incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling and administrative expense in the consolidated statements of operations.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Disaggregated Revenue

The table below shows net sales from contracts with customers by market sector. See additional information regarding market sectors in Note 10—Market Sectors and Major Customers.

	Year Ended
	September 30, 2019
	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$42,625	$51,564	$94,189
Medical	18,115	16,421	34,536
Industrial	19,597	8,659	28,256
	$80,337	$76,644	$156,981

Impact of adoption of ASC 606

The following table presents the impacted financial statement line items in the consolidated balance sheet as of October 1, 2018:

Impact of adoption of ASC 606	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Assets:
Unbilled contract revenue	$—	$4,333	$4,333
Inventories	34,126	(3,768)	30,358
Deferred income taxes	8,855	(124)	8,731

Stockholders’ Equity:
Accumulated deficit	(20,463)	441	(20,022)

The following table presents the impacted financial statement line items in the consolidated balance sheet as of September 30, 2019:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Assets:
Unbilled contract revenue	$—	$9,529	$9,529
Inventories	52,279	(8,012)	44,267
Deferred income taxes	7,909	(302)	7,154

Stockholders’ Equity:
Accumulated deficit	(16,445)	1,215	(15,275)

The following table presents the impacted financial statement line items under ASC 605 "Revenue Recognition" and ASC 606 in the consolidated statements of operations for the fiscal year ended September 30, 2019:

	Year Ended
	September 30, 2019
	Balances Without Adoption of ASC 606	Effect of Change	As Reported
(in thousands)
Net sales	$151,785	$5,196	$156,981
Cost of sales	131,094	4,243	135,337
Gross profit	20,691	953	21,644
Income tax expense	986	190	1,176
Net income	3,984	763	4,747

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services is as follows:

Year Ended
Customer Deposits	September 30, 2019
(in thousands)
Beginning balance - September 30, 2018	$7,595
Recognition of deferred revenue	(10,799)
Deferral of revenue	16,433
Ending balance - September 30, 2019	$13,229

Sales Outside the United States

For each of the fiscal years ended September 30, 2019 and September 30, 2018, less than 1% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the period follows:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2019	September 30, 2018
(in thousands)
Allowance, beginning of period	$85	$75
Change in provision for doubtful accounts	(14)	10
Write-offs	—	—
Allowance, end of period	$71	$85

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2019	September 30, 2018
(in thousands)
Raw materials	$25,393	$21,323
Work-in-process	15,928	11,263
Finished goods	2,946	1,540
Total inventories	$44,267	$34,126

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	September 30, 2019	September 30, 2018
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,411	7,314
Building under capital lease	7,750	7,750
Machinery and equipment	31,708	30,969
Furniture and fixtures	8,047	7,877
Software	5,215	—
Construction in progress	1,173	5,360
Total property, plant and equipment, at cost	62,092	60,058
Accumulated depreciation	(42,659)	(39,948)
Property, plant and equipment, net	$19,433	$20,110

Depreciation expense during the fiscal years ended September 30, 2019 and 2018 follows:

	Years Ended
	September 30, 2019	September 30, 2018
(in thousands)
Depreciation expense	$2,775	$2,358

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end is as follows:

	Fixed/		September 30, 2019		September 30, 2018
	Variable	Maturity		Interest		Interest
Debt	Rate	Date	Balance	Rate	Balance	Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	5/5/2022	$26,646	4.31%	$12,996	5.26%
Term Loan B	v	5/5/2022	2,779	4.59	3,636	5.36
Equipment Line Advances	v	5/6/2019	—	—	314	5.56
Equipment Line Term Note	v	Various	1,125	4.56	794	5.56
Total debt, gross			30,550		17,740
Unamortized debt issuance costs			(269)		(289)
Total debt, net			30,281		17,451
Less: current portion			(1,371)		(1,449)
Long-term debt			$28,910		$16,002

M&T Bank Credit Facilities

Effective as of July 8, 2019, the Company and M&T Bank entered into the Ninth Amendment to the Fifth Amended and Restated Credit Facility Agreement, which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Credit Facility, as amended”).

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At September 30, 2019, up to $35.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

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

d)
Equipment Line Term Note: $0.8 million was converted from an Equipment Line Advance on July 26, 2018 and is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. On September 27, 2018, $0.1 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $2 thousand and matures September 27, 2021. On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $9 thousand and matures March 18, 2022. On May 6, 2019, $0.4 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $11 thousand and matures May 6, 2022.

Borrowing Base

At September 30, 2019, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $14.0 million) or (ii) $35.0 million at September 30, 2019. At September 30, 2018, under the Credit Facility, as amended, the maximum amount the Company could borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $8.0 million) or (ii) $22.0 million.

At September 30, 2019, the upper limit on Revolver borrowings was $35.0 million, and $8.4 million was available. At September 30, 2018, the upper limit on Revolver borrowings was $22.0 million with $9.0 million available. Average Revolver balances amounted to $21.4 million and $12.5 million during the fiscal years ended September 30, 2019 and September 30, 2018, respectively.
Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At September 30, 2019, the applicable marginal interest rate was 2.25% for the Revolver and 2.50% for Term Loan B and Equipment Line Advances. At September 30, 2018, the applicable marginal interest rate was 3.00% for the Revolver and 3.25% for Term Loan B and Equipment Line Advances.  Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio, as defined below, generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $27.0 million over average borrowings under the Revolver. Fees incurred amounted to $20 thousand and $23 thousand during the fiscal years ended September 30, 2019 and September 30, 2018, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.
Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of September 30, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended September 30, 2019 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at September 30, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at September 30, 2019.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at September 30, 2019 for the next three years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending September 30,
2020	$1,371
2021	1,329
2022 (1)	27,850
$30,550
(1) Includes Revolver balance of $26.6 million at September 30, 2019, maturing on May 5, 2022.

NOTE 7—WARRANTY RESERVES

IEC generally warrants its products and workmanship for up to twelve months from date of sale.  As an offset to warranty claims, the Company is sometimes able to obtain reimbursement from suppliers for warranty-related costs or losses.  Based on historical warranty claims experience and in consideration of sales trends, a reserve is maintained for estimated future warranty costs to be incurred on products and services sold through the balance sheet date. The warranty reserve is included in other accrued expenses on the consolidated balance sheets.

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserves	September 30, 2019	September 30, 2018
(in thousands)
Reserve, beginning of period	$173	$153
Provision	116	266
Warranty costs	(124)	(246)
Reserve, end of period	$165	$173

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

Stock-based compensation expense totaled $0.6 million and $0.5 million for the fiscal years ended September 30, 2019 and 2018, respectively.

At September 30, 2019, there were 726,775 shares of common stock remaining available to be issued under the 2019 Plan and 89,701 shares of common stock remaining available to be issued under the ESPP.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee.  Further information regarding awards granted under the 2010 Plan, 2019 Plan and ESPP is provided below.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the fiscal years ended September 30, 2019 and 2018 follows:

	Years Ended
Valuation of Options	September 30, 2019	September 30, 2018

Assumptions for Black-Scholes:
Risk-free interest rate	1.64%	2.84%
Expected term in years	5.5	5.5
Volatility	37%	33%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	70,000	120,000
Weighted average fair value per share	$2.40	$1.84
Fair value of options granted (000s)	$168	$221

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2019		September 30, 2018
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	737,145	$4.33	743,045	$4.27
Granted	70,000	6.40	120,000	5.19
Exercised	(34,000)	4.46	(1,400)	4.08
Forfeited	(24,250)	3.70	(114,000)	4.78
Expired	(5,750)	4.06	(10,500)	5.24
Outstanding, end of period	743,145	$4.54	737,145	$4.33

For options expected to vest
Number expected to vest	733,068	$4.52	724,398	$4.32
Weighted average remaining life, in years	3.5		4.0
Intrinsic value (000s)		$1,757		$733

For exercisable options
Number exercisable	566,145	$4.22	426,358	$4.24
Weighted average remaining life, in years	2.5		3.3
Intrinsic value (000s)		$1,521		$467

For non-exercisable options
Expense not yet recognized (000s)		$329		$343
Weighted average years to be recognized	3.3		2.8

For options exercised
Intrinsic value (000s)		$77		$2

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

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2019		September 30, 2018
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	103,233	$4.08	109,695	$4.01
Granted	32,385	7.09	44,878	4.29
Vested	(51,511)	4.09	(41,850)	4.09
Forfeited	(1,400)	4.13	(9,490)	4.20
Outstanding, end of period	82,707	$5.25	103,233	$4.08

For non-vested shares
Expense not yet recognized (000s)		$328		$315
Weighted average remaining years for vesting		2.0		1.7

For shares vested
Aggregate fair value on vesting dates (000s)		$346		$187

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

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	September 30, 2019		September 30, 2018
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	170,492	$3.96	267,999	$4.03
Granted	63,011	7.09	102,864	4.28
Vested	(12,258)	4.64	—	—
Forfeited	(68,059)	3.58	(200,371)	4.22
Outstanding, end of period	153,186	$5.36	170,492	$3.96

For non-vested shares
Expense not yet recognized (000s)		$659		$352
Weighted average remaining years for vesting		2.2		2.3

NOTE 9—INCOME TAXES

Provision/(benefit) for income taxes during the fiscal years ended September 30, 2019 and 2018 follows:

	Years Ended
Income Tax Provision	September 30, 2019	September 30, 2018
(in thousands)
Current tax:
State	$116	$6
Federal	(517)	12

Deferred tax:
State	17	(103)
Federal	1,471	5,088
Valuation allowance	89	(13,840)
Provision/(benefit) for income taxes	$1,176	$(8,837)

Differences between the federal statutory rate and IEC’s effective tax rates for fiscal 2019 and fiscal 2018 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2019	September 30, 2018

Federal statutory rate	21.0%	24.2%

Increase/(decrease) in valuation allowance	1.5	(880.0)
Deferred tax adjustment	0.5	(21.2)
Decrease in state deferred tax rate	—	(6.6)
State income taxes, net of federal benefit	1.8	0.4
Rate change due to Tax Reform	—	316.6
Stock-based compensation	0.3	7.3
Increase in research and development credit	(5.4)	—
Non-deductible expenses	0.2	0.6
Other	—	(3.2)

Income tax provision as percent of pretax income	19.9%	(561.9)%

The following table displays deferred tax assets by category:

	As of
Deferred Tax Assets	September 30, 2019	September 30, 2018
(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforward	$4,945	$6,366
Alternative minimum tax credit carryforward	517	1,031
Depreciation and fixed assets	268	306
Amortization and impairment of intangibles	—	27
New York State investment tax and other credits	1,396	1,308
Inventories	476	382
Deferred gain on sale-leaseback	452	431
Research and development credit	319	—
Section 481(a) adjustment	(96)	—
Other	273	312
Total before allowance	8,550	10,163
Valuation allowance	(1,396)	(1,308)
Deferred tax assets, net	$7,154	$8,855

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal tax rate of approximately 24.2% for fiscal 2018, and 21% for subsequent fiscal years. The Tax Act eliminated the domestic manufacturing deduction and moved to a territorial system. In addition, previously paid federal AMT are now refundable regardless of whether there is future income tax liability before AMT credits.

The Company concluded that the Tax Act has caused the Company’s U.S. deferred tax assets and liabilities to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. As of September 30, 2018, the Company completed its analysis of the impact of the Tax Act under Staff Accounting Bulletin No. 118.

For the year ended September 30, 2018, the impact of the Tax Act resulted in the Company recording a tax expense of approximately $4.7 million due to the change in the tax rate. This was offset by a corresponding decrease to the valuation allowance of approximately $5.8 million, resulting in a net tax benefit of approximately $1.0 million from the release of the valuation allowance on the Company’s AMT credits.

As of September 30, 2019, the Company’s deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards. A valuation allowance of $1.4 million and $1.3 million was recorded against the Company's gross deferred tax asset balance as of September 30, 2019, and 2018, respectively. During the year ended September 30, 2018, management evaluated both positive and negative evidence to consider the reversal of the valuation allowance on the Company's net deferred income tax assets and determined in the fourth quarter of fiscal 2018 that there was sufficient positive evidence to conclude that it is more likely than not that the Company's deferred income tax assets are realizable. As a result, in the fourth quarter of fiscal 2018 the Company recorded a $7.8 million income tax benefit to release most of the valuation allowance against the Company's net deferred income tax assets.

IEC has federal NOLs for income tax purposes of approximately $23.4 million at September 30, 2019, expiring mainly in years 2023 through 2025 and 2031 through 2035. The Company also has additional state NOLs available in several jurisdictions in which it files.

New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in fiscal 2016 for IEC. At September 30, 2019, the Company has $1.4 million of New York State investment tax and other credit carryforwards, expiring in various years through 2032.  The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit).

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
Percent of Sales by Sector	September 30, 2019	September 30, 2018

Aerospace and Defense	60%	57%
Medical	22%	23%
Industrial	18%	20%
	100%	100%

One individual customer represented 10% or more of sales for the year ended September 30, 2019. That one customer was in the aerospace and defense sector and totaled 23% of sales. In the prior fiscal year, two individual customers represented 10% or more of sales, one customer in the aerospace and defense sector totaled 23%, while the other customer in the medical sector totaled 11%.

Two individual customers represented 10% or more of receivables and accounted for 38% of outstanding balances at September 30, 2019. At September 30, 2018, three individual customers represented 10% or more of receivables and accounted for 55% of such outstanding balances.

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

NOTE 12—CAPITAL LEASES

During the fiscal year ended September 30, 2017 and fiscal 2018, the Company completed sale-leaseback transactions associated with its manufacturing facilities in Albuquerque, New Mexico and Rochester, New York, respectively. The transactions resulted in a combined deferred gain of $1.8 million, which is recorded in other long-term liabilities in the consolidated balance sheets, and is being deferred over the initial lease terms of 15 years.  As of September 30, 2019 and 2018, the deferred gain balance was $1.5 million and $1.6 million, respectively.

A summary of capital lease payments for the two properties for the next five years is as follows:

Capital Lease Payment Schedule	Contractual Payments
(in thousands)
Twelve months ending September 30,
2020	$673
2021	686
2022	700
2023	714
2024 and thereafter	6,720
Total capital lease payments	9,493
Less: amounts representing interest	(2,470)
Present value of minimum lease payment	$7,023

On December 10, 2018, the Company, entered into a Lease (the “Lease”), with 1000 Silver Hill LV LLC, a New York limited liability company (the “Landlord”), for certain property located in Newark, New York, that will include the Company's new state-of-the art manufacturing facility and administrative offices having approximately 150,000 square feet (the “Property”). Pursuant to the Lease, the Company is leasing the Property for an initial term of 15 years with one renewal option of 10 years. The lease will not commence until the Company takes control of the building, which is anticipated to be during fiscal 2020.

NOTE 13—NET INCOME PER SHARE

The Company applies the two-class method to calculate and present net income per share. Certain of the Company's restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net income per share pursuant to the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends.

Basic net income per common share is calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period.  Diluted net income per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as unvested restricted stock and restricted stock units.  Options, restricted stock and restricted stock units are primarily held by directors, officers and certain employees.

The Company uses the two-class method to calculate net income per share as both classes share the same rights in dividends. A summary of shares used in the net income per share calculations follows (in thousands except share and per share data):

	Years Ended
Net Income Per Share	September 30, 2019	September 30, 2018
Basic net income per share:
Net income	$4,747	$10,410
Less: Income attributable to non-vested shares	38	104
Net income available to common stockholders	$4,709	$10,306

Weighted average common shares outstanding	10,306,947	10,228,596

Basic net income per share	$0.46	$1.01

Diluted net income per share:
Net income	$4,747	$10,410

Shares used in computing basic net income per share	10,306,947	10,228,596
Dilutive effect of non-vested shares and options	211,179	91,607
Shares used in computing diluted net income per share	10,518,126	10,320,203

Diluted net income per share	$0.45	$1.01

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the net income per share calculations.

	Years Ended
	September 30, 2019	September 30, 2018
Anti-dilutive shares excluded	61,475	32,788

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

	Net Sales	Gross Profit	Net Income/(Loss)		Basic Earnings/ (Loss) Per Share	Diluted Earnings/ (Loss) Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2019	$43,922	$6,394	$1,794		$0.17	$0.17
Third 2019	40,324	5,605	1,211		0.12	0.11
Second 2019	37,294	4,586	670		0.06	0.06
First 2019	35,441	5,059	1,072		0.10	0.10

Fourth 2018	$34,216	$4,496	$9,121	(a)	$0.89	$0.87
Third 2018	29,782	3,359	204		0.02	0.02
Second 2018	31,768	4,784	1,579		0.15	0.15
First 2018	21,156	1,518	(494)		(0.05)	(0.05)

(a)	Fourth quarter 2018 was impacted by a $7.8 million income tax benefit recorded to release the majority of the valuation allowance against the net deferred income tax assets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019, the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2019, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our internal control over financial reporting was effective as of September 30, 2019.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to smaller reporting companies.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes.  During the year ended September 30, 2019, the Company began implementation of Epicor by converting one legacy ERP system to Epicor. The implementation of Epicor is occurring in phases and is expected to be fully completed after fiscal 2020.

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

During the quarter ended September 30, 2019, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Proposal 1 - Election of Directors - Nominees for Election as Directors,” “Delinquent Section 16(a) Reports” and “Proposal 1 - Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2019 fiscal year end (the “2020 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers” and “Director Compensation” contained in the 2020 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the captions entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in the 2020 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions” and “Proposal 1 - Election of Directors - Nominees for Election as Directors,” and “Proposal 1 - Election of Directors - Corporate Governance and Board Matters” contained in the 2020 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Proposal 2 - Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm For Fiscal 2020” contained in the 2020 Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

Financial Statements

Reference is made to Item 8, “Financial Statements and Supplementary Data” of Part II of this Form 10-K. No financial statement schedules are required to be filed by Item 8 of Part II of this Form 10-K.

Exhibits

Exhibit No.	Title
3.1
Amended and Restated Certificate of Incorporation of DFT Holdings Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.2
Certificate of Ownership and Merger merging IEC Electronics Corp. into DFT Holdings Corp. (incorporated herein by reference from Exhibit 3.5 to the Company’s Registration Statement on Form S-1, Registration No. 33-56498)

3.3
Certificate of Amendment of the Certificate of Incorporation of IEC Electronics Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 1998)

3.4
Certificate of Designation of Series A Junior Participating Preferred Stock of IEC Electronics Corp. (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed August 1, 2014)

3.5
Certificate of Amendment of Certificate of Designation of Series A Preferred Stock of IEC Electronics Corp. (incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed August 1, 2014)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2015)
3.7	By-laws, as amended through December 7, 2018 of IEC Electronics Corp (incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)
4.1#	Description of IEC Electronics Corp.'s Securities
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

10.9
Eighth Amendment to Fifth Amended and Restated Credit Facility dated as of March 11, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019)

10.10
Ninth Amendment to Fifth Amended and Restated Credit Facility dated as of July 9, 2019 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 10, 2019)

10.11
Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque (incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.12
Securities and Exchange Commission Administrative Order (Release No. 34-78017) issued as of June 8, 2016 (incorporated herein by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.13*
Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015)

10.14*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.15*
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

10.19*
IEC Electronics Corp. Form of Director Restricted Share Award Agreement Pursuant to 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018)

10.20*	Employee Stock Purchase Plan (incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Schedule 14A filed on December 22, 2011)
10.21*	Employee Stock Purchase Plan Amendment 1 (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014)
10.22*
Separation Agreement effective March 16, 2016 by and between the Company and W. Barry Gilbert (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016)

10.23*
Employment Agreement dated as of March 20, 2015 between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.24*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.25*
Sign-on Option Award Agreement (Pursuant to 2010 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.26*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.27*
IEC Electronics Corp. Board of Directors Deferred Compensation Plan (incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009)

10.28*
Employment Agreement dated as of September 4, 2018 between IEC Electronics Corp. and Thomas L. Barbato (incorporated herein by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2018)

10.29*	IEC Electronics Corp. 2019 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 24, 2019)
10.30*
Form of Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.31*
Form of Incentive Stock Option Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.32*
Form of Director Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.33*
Form of Restricted Stock Unit Award Agreement (Time Vesting) pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.34*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.35
Lease dated as of December 10, 2018 between 1000 Silver Hill LV LLC and IEC Electronics Corp. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)

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

IEC Electronics Corp.
(Registrant)

Dated: November 22, 2019	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President and Chief Executive Officer
Jeffrey T. Schlarbaum	(Principal Executive Officer and Director)	November 22, 2019

/s/ Thomas L. Barbato	Senior Vice President and Chief Financial Officer	November 22, 2019
Thomas L. Barbato	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	November 22, 2019
Keith M. Butler

/s/ Charles P. Hadeed	Director	November 22, 2019
Charles P. Hadeed

/s/ Andrew M. Laurence	Director	November 22, 2019
Andrew M. Laurence

/s/ Jeremy R. Nowak	Chairman of the Board	November 22, 2019
Jeremy R. Nowak

/s/ Michael Osborne	Director	November 22, 2019
Michael Osborne