Form 10-Q
period 2019-12-27
IEC ELECTRONICS CORP
filed 2020-02-05
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2019
or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IEC	Nasdaq Global Market

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

Common Stock, $0.01 par value – 10,386,883 shares as of January 27, 2020

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 2019 and SEPTEMBER 30, 2019
(unaudited; in thousands, except share and per share data)

	December 27, 2019	September 30, 2019
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	28,514	27,618
Unbilled contract revenue	10,003	9,529
Inventories	44,959	44,267
Federal income tax receivable	517	517
Other current assets	2,065	1,454
Total current assets	86,058	83,385

Property, plant and equipment, net	19,000	19,433
Deferred income taxes	6,834	7,154
Operating lease right-of-use assets, net of accumulated amortization	293	—
Other long-term assets	861	860
Total assets	$113,046	$110,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,371	$1,371
Current portion of operating lease obligation	63	—
Current portion of finance lease obligation	411	338
Accounts payable	25,505	23,690
Accrued payroll and related expenses	2,120	3,174
Other accrued expenses	647	668
Customer deposits	15,098	13,229
Total current liabilities	45,215	42,470

Long-term debt	26,432	28,910
Long-term operating lease obligation	230	—
Long-term finance lease obligation	6,946	6,685
Other long-term liabilities	1,496	1,527
Total liabilities	80,319	79,592
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,430,852 and 11,394,036 shares, respectively

Outstanding: 10,375,364 and 10,338,548 shares, respectively	103	103
Additional paid-in capital	48,299	48,001
Accumulated deficit	(14,086)	(15,275)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	32,727	31,240
Total liabilities and stockholders’ equity	$113,046	$110,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 27, 2019 and DECEMBER 28, 2018
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	December 27, 2019	December 28, 2018

Net sales	$44,734	$35,441
Cost of sales	39,495	30,382
Gross profit	5,239	5,059

Selling and administrative expenses	3,299	3,352
Operating income	1,940	1,707

Interest and financing expense	415	323
Income before income taxes	1,525	1,384

Income tax expense	336	312

Net income	$1,189	$1,072

Net income per common share:
Basic	$0.11	$0.10
Diluted	0.11	0.10

Weighted average number of shares outstanding:
Basic	10,365,766	10,262,397
Diluted	10,695,977	10,495,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 27, 2019
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options, net of shares surrendered	24,000		130			130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances, December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 28, 2018
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	4,439	—	—	—	—	—
Exercise of stock options, net of shares surrendered	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

Balances, December 28, 2018	10,261,571	$102	$47,492	$(18,950)	$(1,589)	$27,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED DECEMBER 27, 2019 and DECEMBER 28, 2018
(unaudited; in thousands)

	Three Months Ended
	December 27, 2019	December 28, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,189	$1,072
Non-cash adjustments:
Stock-based compensation	152	146
Depreciation and amortization	776	651
Change in reserve for doubtful accounts	28	26
Change in inventory reserve and warranty reserve	1,063	112
Deferred tax expense	320	312
Amortization of deferred gain	(29)	(29)
Changes in operating assets and liabilities:
Accounts receivable	(924)	2,426
Unbilled contract revenue	(474)	(1,770)
Inventories	(1,742)	(6,934)
Other current assets	(611)	220
Other long-term assets	(1)	(255)
Accounts payable	1,531	1,932
Change in book overdraft position	284	(2,010)
Accrued expenses	(1,088)	462
Customer deposits	1,869	1,078
Net cash flows provided by/(used in) operating activities	2,343	(2,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(324)	(511)
Net cash flows used in investing activities	(324)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	15,809	20,608
Repayments of revolving credit facility	(17,965)	(17,589)
Borrowings under other loan agreements	—	391
Repayments under other loan agreements	(343)	(283)
Payments under finance lease	(81)	(75)
Proceeds received from lease financing obligation	415	—
Proceeds from exercise of stock options	130	—
Proceeds from employee stock plan purchases	40	20
Cash paid for taxes upon vesting of restricted stock	(24)	—
Net cash flows (used in)/provided by financing activities	(2,019)	3,072

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$405	$347
Income taxes paid	16	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking.  As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2015, AS9100D, and ISO 13485, and we are Nadcap accredited.  IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM.  Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30th and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2020 (“fiscal 2020”), the fiscal quarters end on December 27, 2019, March 27, 2020 and June 26, 2020. For the fiscal year ended September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three months ended December 27, 2019 and December 28, 2018 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $0.6 million and $0.3 million as of December 27, 2019 and September 30, 2019, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

PP&E Lives	Estimated Useful Lives
(years)
Land improvements	10
Buildings and improvements	5 to 40
Machinery and equipment	3 to 10
Furniture and fixtures	3 to 7
Software	3 to 10

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during either of the three months ended December 27, 2019 and December 28, 2018.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three months ended December 27, 2019 and December 28, 2018.

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

Segments

The Company’s results of operations for the three months ended December 27, 2019 and December 28, 2018 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

Leases

At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease, the Company evaluates whether it should be classified as an operating lease or a finance lease. Upon modification of the contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•	Periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; and

•	Periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

Leases may also include options to terminate the arrangement or options to purchase the underlying lease property. Lease components provide the Company with the right to use an identified asset, which consist of real estate properties and equipment. Non-lease components consist primarily of maintenance services.

As an implicit discount rate is not readily available in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. For certain leases with original terms of twelve months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as other current liabilities and other long-term liabilities, respectively.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three months ended December 27, 2019.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three months ended December 27, 2019.

Recently Issued Accounting Standards Adopted

FASB ASU 2016-02, “Leases” (Topic 842) was issued in February 2016. The guidance was effective for the Company beginning with the first quarter of fiscal 2020. As a result of this adoption, the following accounting policies were implemented or changed.

The Company elected the optional transition method to initially apply the new lease standard at the adoption date and not adjust its comparative period consolidated financial statements. The Company has elected the package of three practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company has not elected the use-of-hindsight or the practical expedient in determining lease term or impairment of ROU assets. In addition, the Company has elected a short-term lease exemption policy that permits the Company to not apply the recognition requirements of the new lease standard to leases with a term of 12 months or less. The Company has also elected an accounting policy to not separate lease and non-lease components for certain classes of leases.

Adoption of Topic 842 resulted in recognition of additional net lease assets of approximately $0.3 million and net lease liabilities of approximately $0.3 million as of December 27, 2019 based on the present value of remaining minimum rental payments and corresponding ROU assets based upon the operating lease liabilities.  The adoption did not impact our beginning stockholders’ equity and did not have a material impact on the condensed consolidated statements of operations or cash flows.

NOTE 2—REVENUE RECOGNITION

ASC 606: Revenue from Contracts with Customers

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 52.3% and 48.7% of the Company's revenue for the three months ended December 27, 2019 and December 28, 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 47.7% and 51.3% of our revenue for the three months ended December 27, 2019 and December 28, 2018, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 2% of total revenue in each of the three months ended December 27, 2019 and December 28, 2018.

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

	Three Months Ended
	December 27, 2019			December 28, 2018
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$14,014	$13,273	$27,287	$7,565	$11,147	$18,712
Medical	4,198	6,986	11,184	3,685	5,474	9,159
Industrial	5,192	1,071	6,263	6,014	1,556	7,570
	$23,404	$21,330	$44,734	$17,264	$18,177	$35,441

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services are as follows:

	Three Months Ended
	December 27, 2019	December 28, 2018
(in thousands)
Beginning balance	$13,229	$7,595
Recognition of deferred revenue	(5,041)	(2,585)
Deferral of revenue	6,910	3,664
Ending balance	$15,098	$8,674

Sales Outside the United States

For each of the three months ended December 27, 2019 and December 28, 2018, less than 1% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended December 27, 2019 and December 28, 2018:

	Three Months Ended
Allowance for doubtful accounts	December 27, 2019	December 28, 2018
(in thousands)
Allowance, beginning of period	$71	$85
Increase in provision for doubtful accounts	28	26
Write-offs	—	—
Allowance, end of period	$99	$111

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	December 27, 2019	September 30, 2019
(in thousands)
Raw materials	$28,890	$25,393
Work-in-process	12,766	15,928
Finished goods	3,303	2,946
Total inventories	$44,959	$44,267

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	December 27, 2019	September 30, 2019
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,421	7,411
Building under capital lease	7,750	7,750
Machinery and equipment	32,219	31,708
Furniture and fixtures	8,059	8,047
Software	5,215	5,215
Construction in progress	950	1,173
Total property, plant and equipment, at cost	62,402	62,092
Accumulated depreciation	(43,402)	(42,659)
Property, plant and equipment, net	$19,000	$19,433

Depreciation expense during the three months ended December 27, 2019 and December 28, 2018 follows:

	Three Months Ended
Depreciation Expense	December 27, 2019	December 28, 2018
(in thousands)
Depreciation expense	$757	$654

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			December 27, 2019		September 30, 2019
Credit Facility Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	5/5/2022	$24,490	4.06%	$26,646	4.31%
Term Loan B	v	5/5/2022	2,565	4.21	2,779	4.59
Equipment Line Term Note	v	Various	997	4.31	1,125	4.56
Total debt, gross			28,052		30,550
Unamortized debt issuance costs			(249)		(269)
Total debt, net			27,803		30,281
Less: current portion			(1,371)		(1,371)
Long-term debt			$26,432		$28,910

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)
Revolving Credit Facility (“Revolver”): At December 27, 2019, up to $35.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.

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

Borrowing Base

At December 27, 2019 and September 30, 2019, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $14.0 million) or (ii) $35.0 million.

At December 27, 2019, the upper limit on Revolver borrowings was $35.0 million and $10.5 million was available. At September 30, 2019, the upper limit on Revolver borrowings was $35.0 million and $8.4 million was available. Average Revolver balances amounted to $24.5 million and $15.0 million during the three months ended December 27, 2019 and December 28, 2018, respectively.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At December 27, 2019 and September 30, 2019, the applicable marginal interest rate was 2.50% for the Revolver and 2.75% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $27.0 million over average borrowings under the Revolver. Fees incurred amounted to $5.8 thousand and $8.2 thousand during the three months ended December 27, 2019 and December 28, 2018, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of December 27, 2019, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended December 27, 2019 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at December 27, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at December 27, 2019.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at December 27, 2019 for the next three years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending December
2020	$1,371
2021	1,260
2022 (1)	25,421
$28,052
(1) Includes Revolver balance of $24.5 million at December 27, 2019.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	December 27, 2019	December 28, 2018
(in thousands)
Reserve, beginning of period	$165	$173
Provision	13	34
Warranty costs	(23)	(32)
Reserve, end of period	$155	$175

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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.1 million for the three months ended December 27, 2019 and December 28, 2018, respectively.

At December 27, 2019, there were 726,775 shares of common stock remaining available to be issued under the 2019 Plan and 83,252 shares of common stock remaining available to be issued under the ESPP.

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

There were no options granted during the three months ended December 27, 2019 and December 28, 2018.

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	December 27, 2019		December 28, 2018
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	743,145	$4.54	737,145	$4.33
Granted	—	—	—	—
Exercised	(24,000)	5.42	(11,500)	3.99
Forfeited	(10,000)	3.58	(17,500)	3.61
Expired	(5,000)	6.91	(5,000)	4.08
Outstanding, end of period	704,145	$4.51	703,145	$4.35

For options expected to vest
Number expected to vest	695,555	$4.49	693,289	$4.34
Weighted average remaining contractual term, in years	3.5		3.8
Intrinsic value (000s)		$3,283		$1,008

For exercisable options
Number exercisable	541,645	$4.16	420,858	$4.24
Weighted average remaining contractual term, in years	2.4		3.1
Intrinsic value (000s)		$2,738		$664

For non-exercisable options
Expense not yet recognized (000s)		$304		$269
Weighted average years to be recognized	3.0		2.9

For options exercised
Intrinsic value (000s)		$64		$23

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	December 27, 2019		December 28, 2018
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	82,707	$5.25	103,233	$4.08
Granted	—	—	—	—
Vested	(10,000)	3.60	(7,500)	3.60
Forfeited	—	—	(1,400)	4.13
Outstanding, end of period	72,707	$5.48	94,333	$4.12

For non-vested shares
Expense not yet recognized (000s)		$295		$274
Weighted average remaining years for vesting	1.9		1.5

For shares vested
Aggregate fair value on vesting dates (000s)		$66		$40

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

A summary of restricted stock unit activity, together with related data, follows:

	Three Months Ended
	December 27, 2019		December 28, 2018
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	153,186	$5.36	170,492	$3.96
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	153,186	$5.36	170,492	$3.96

For non-vested shares
Expense not yet recognized (000s)		$603		$322
Weighted average remaining years for vesting	2.0		2.1

NOTE 9—INCOME TAXES

The income tax expense during each of the three months ended December 27, 2019 and December 28, 2018 follows:

	Three Months Ended
	December 27, 2019	December 28, 2018
(in thousands)
Income tax expense	$336	$312

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

The Company's estimated annual effective tax rate for fiscal 2020 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three months ended December 27, 2019, the permanent items included meals and entertainment and stock based compensation. There were no material discrete items recognized in the three months ended December 27, 2019.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 27, 2019	December 28, 2018

Aerospace & Defense	61%	53%
Medical	25%	26%
Industrial	14%	21%
	100%	100%

Three individual customers represented 10% or more of sales for the three months ended December 27, 2019. Two of these customers were from the aerospace & defense sector and represented 27% and 12% of sales, respectively. One customer was from the medical sector and represented 15% of sales for the three months ended December 27, 2019.

Two individual customers each represented 10% or more of sales for the three months ended December 28, 2018. One customer was from the aerospace & defense sector and represented 18% of sales, while one was from the medical sector and represented 14% of sales for the three months ended December 28, 2018.

Two individual customer represented 10% or more of receivables and accounted for 38% of the outstanding balance at December 27, 2019. Two individual customers represented 10% or more of receivables and accounted for 38% of the outstanding balance at September 30, 2019.

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

NOTE 12—LEASES

Operating Leases

IEC has a lease portfolio that consists of operating leases for equipment, and has remaining terms from less than one year to up to approximately five years, with contractual terms expiring from 2020 to 2024. None of these leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s operating leases were as follows:

December 27, 2019

Weighted average remaining lease term for operating leases (in years)	4.4
Weighted average discount rate for operating leases	5.48%

Finance Leases

IEC's lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of five years up to approximately thirteen years, with contractual terms expiring in 2024 through 2033.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

December 27, 2019

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$6,761
Weighted average remaining lease term for finance leases (in years)	11.9
Weighted average discount rate for finance leases	4.83%

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest and financing expense in the condensed consolidated statements of operation, during the three months ended December 27, 2019 were as follows:

		Three Months Ended
Lease Expense	Classification	December 27, 2019
(in thousands)
Operating lease expense
Fixed payment operating lease expense (1)	Cost of sales	$26
Fixed payment operating lease expense	Selling and administrative expenses	15
Variable payment operating lease expense		—
Finance lease expense
Depreciation of ROU assets	Cost of sales	129
Interest	Interest and financing expense	85
Total lease expense		$255
(1) Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the three months ended December 27, 2019 were as follows:

Three Months Ended
Supplemental Cash Flow	December 27, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$32
Interest paid on finance leases	85
Financing cash flows from finance leases	—

Lease liabilities arising from obtaining ROU assets:
Operating leases	19

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Operating Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending December
2020	$77
2021	73
2022	72
2023	72
2024 and thereafter	37
Total operating lease payments	331
Less: amounts representing interest	(38)
Total operating lease obligation	$293

A summary of finance lease payments for the next five years follows:

Finance Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending December
2020	$757
2021	770
2022	785
2023	798
2024 and thereafter	6,683
Total capital lease payments	9,793
Less: amounts representing interest	(2,436)
Total finance lease obligation	$7,357

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and under the previous lease accounting standard, the maturities of lease liabilities at September 30, 2019 were as follows:

Capital Lease Payment Schedule	Contractual Payments
(in thousands)
Twelve months ending September 30,
2020	$673
2021	686
2022	700
2023	714
2024 and thereafter	6,720
Total capital lease payments	9,493
Less: amounts representing interest	(2,470)
Present value of minimum lease payment	$7,023

As of December 27, 2019, the Company has one outstanding lease agreement that has not yet commenced for certain property located in Newark, New York that will include a new manufacturing facility and administrative offices. The lease is expected to commence in late 2020 when construction of the asset is complete.

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended
Earnings Per Share	December 27, 2019	December 28, 2018
(in thousands, except share and per share data)
Basic net income per share:
Net income	$1,189	$1,072
Less: Income attributable to non-vested shares	10	10
Net income available to common stockholders	$1,179	$1,062

Weighted average common shares outstanding	10,365,766	10,262,397

Basic net income per share	$0.11	$0.10

Diluted net income per share:
Net income	$1,189	$1,072
Shares used in computing basic net income per share	10,365,766	10,262,397
Dilutive effect of non-vested shares	330,211	233,032
Shares used in computing diluted net income per share	10,695,977	10,495,429

Diluted net income per share	$0.11	$0.10

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended
	December 27, 2019	December 28, 2018

Anti-dilutive shares excluded	—	17,000

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

Cautionary Note Regarding Forward-Looking Statements

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; unforeseen product failures and the potential product liability claims that may be associated with such failures; technological, engineering and other start-up issues related to new programs and products; variability and timing of customer requirements; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; the ability to realize the full value of our backlog; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; variability of our operating results; our ability to maintain effective internal controls over financial reporting; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Corp-Albuquerque (“Albuquerque”), and IEC Analysis & Testing Laboratory, LLC (“ATL”). Our former subsidiary, IEC California Holdings, Inc., was dissolved as of September 18, 2019. Our Rochester unit operates as a division of IEC.

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

We proactively invest in areas we view as important for our continued long-term growth. All of our locations are ISO 9001:2015 certified and ITAR registered. We are Nadcap accredited and AS9100D certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical sector and is an approved supplier by the National Security Agency (“NSA”) under the COMSEC standard regarding communications security. Our analysis and testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services Qualified Test Laboratory, and we believe is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Employees are our single greatest resource. Our total employees numbered 900, all of which are full time employees, at December 27, 2019. Total employment increased by 64 employees during the three months ended December 27, 2019. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	December 27, 2019	December 28, 2018
(in thousands)
Net sales	$44,734	$35,441

Gross profit	5,239	5,059
Selling and administrative expenses	3,299	3,352
Interest and financing expense	415	323
Income before income taxes	1,525	1,384
Income tax expense	336	312
Net income	$1,189	$1,072

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	December 27, 2019	December 28, 2018

Aerospace & Defense	61%	53%
Medical	25%	26%
Industrial	14%	21%
	100%	100%

Revenue increased in the first quarter of fiscal 2020 by $9.3 million or 26% as compared to the first quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $8.8 million, revenue from the medical sector increased $1.8 million and revenue from the industrial sector decreased $1.3 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $8.8 million in the first quarter of fiscal 2020. Ramping up of production of various customers resulted in an increase of revenue of $8.5 million and net increases in customer demand resulted in an additional $0.3 million increase in revenue.

The medical sector saw an increase of $1.8 million in the first quarter of fiscal 2020 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with three customers amounting to $3.0 million and increases in customer demand of $1.8 million. These increases were partially offset by net reductions of $1.6 million in demand from multiple customers and decreases of $1.4 million from a program being on hold from one customer. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $1.3 million resulted primarily from the decreases in customer demand of $2.0 million. There was also a decrease of $0.9 million from a program being on hold from one customer. These decreases were partially offset by increase in customer demand of $1.1 million from various customers.

Due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process.  No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our GAAP financial results. Net income in the first quarter was $1.2 million, and, adjusted for the $1.0 million impact from the one-time inventory reserve, adjusted net income was $2.0 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Gross margin for the first quarter of fiscal 2020 decreased to 11.7% of sales versus 14.3% of sales in the first quarter of the prior fiscal year. The customer bankruptcy filing had the most significant impact on gross profit, in addition to customer mix.  Excluding the non-cash charge related to the customer's Chapter 11 bankruptcy filing, our adjusted gross margin would have been 13.9% of sales. Information regarding this non-GAAP measure and a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin are provided below under “Non-GAAP Financial Measures.”

Selling and administrative (“S&A”) expenses decreased $0.1 million and represented 7.4% of sales in the first quarter of fiscal 2020 compared to 9.5% of sales in the same quarter of the prior fiscal year. The decrease in S&A expenses was primarily due to higher consulting expenses.

Interest and financing expense increased by $0.1 million in the first quarter of fiscal 2020 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.19% lower during the first quarter of fiscal 2020 compared to the first quarter of the prior fiscal year. Our average outstanding debt balances increased by $9.3 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 because of higher balances on our revolving credit facility and equipment line advances and term loans to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million for the first quarter of each of fiscal 2020 and fiscal 2019. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended December 27, 2019, we did not pay any taxes. At the end of fiscal 2019, the gross NOL carryforwards amounted to approximately $23.4 million. The NOL carryforwards expire in varying amounts between 2023 and 2035, unless utilized prior to these dates.

Non-GAAP Financial Measures

In addition to reporting net income, gross profit and gross margin, U.S. GAAP measures, we present adjusted net income, adjusted gross profit and adjusted gross margin, which are non-GAAP measures, to reflect the impact of a one-time inventory reserve related to a customer’s bankruptcy. We believe these non-GAAP measures are important measures of our performance because they allow management, investors and others to evaluate and compare our performance from period to period by removing the impact of the one-time inventory reserve. Adjusted net income, adjusted gross profit and adjusted gross margin are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute for the GAAP measures of net income gross profit and gross margin, and therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. These non-GAAP measures may produce results that vary from the GAAP measures and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Reconciliation to net income:
Net income	$1,189
Non-cash charge (1)	987
Income tax effect (2)	(207)
Adjusted net income	$1,969

Reconciliation to gross profit:
Gross profit	$5,239
Non-cash charge (1)	987
Adjusted gross profit	$6,226

Reconciliation to gross margin:
Gross margin	11.7%
Non-cash charge (1)	2.2%
Adjusted gross margin	13.9%
(1) A non-cash charge related to the increase in our excess and obsolete inventory reserve due to the Chapter 11 bankruptcy filing of a customer of IEC.
(2) The income tax effect related to the non-cash charge was calculated using an effective tax rate of 21%.

Liquidity and Capital Resources

Capital Resources

As of December 27, 2019, there were $0.5 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended December 27, 2019 and December 28, 2018 follows:

	Three Months Ended
Cash Flow Data	December 27, 2019	December 28, 2018
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	2,343	(2,561)
Investing activities	(324)	(511)
Financing activities	(2,019)	3,072
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $3.5 million and $2.3 million for the first three months of fiscal 2020 and fiscal 2019, respectively. Net income of $1.2 million in the first three months of fiscal 2020 improved compared to the same period of the prior fiscal year mainly due to increased sales. Net income was $1.1 million during the first three months of the prior fiscal year.

Working capital used cash flows of $1.2 million in the first three months of fiscal 2020 and $4.9 million in the first three months of fiscal 2019. The change in working capital in the first three months of fiscal 2020 was primarily due to increases in inventory of $1.7 million, increases in accounts receivable of $0.9 million, increases in unbilled contract revenue of $0.5 million, an increase in book overdraft of $0.3 million and decreases in accrued expenses of $1.1 million. Inventory deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The increase in accounts receivable was primarily due to increases in sales. The increase in accrued expenses was due to an increase in payroll and related costs due to timing.

Investing activities

Cash flows used in investing activities were $0.3 million and $0.5 million for the first three months of fiscal 2020 and 2019, respectively.  Cash flows used in each of the first three months of fiscal 2020 and fiscal 2019 consisted of purchases of equipment.

Financing activities

Cash flows used in financing activities were $2.0 million for the first three months of fiscal 2020 compared to inflows of $3.1 million for the first three months of fiscal 2019.  During the first three months of fiscal 2020, net repayments under all credit facilities were $2.5 million, with $2.2 million of net repayments under the Revolver, as defined below, and repayments of $0.3 million for term debt. During the first three months of fiscal 2019, net borrowings under all credit facilities were $3.1 million, with $3.0 million of net borrowings under the Revolver repayments of $0.3 million for term debt, and $0.4 million of new borrowings related to equipment line advances.

Credit Facilities

At December 27, 2019, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Ninth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments, collectively, the “Credit Facility, as amended”) amounted to $24.5 million, and the upper limit was $35.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of December 27, 2019, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended December 27, 2019. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at December 27, 2019. The Fixed Charge Coverage Ratio was calculated as 2.55 at December 27, 2019. The Company was in compliance with the financial debt covenant at December 27, 2019.

Detailed information regarding our borrowings at December 27, 2019 is provided in Note 6—Credit Facilities.

Off-Balance Sheet Arrangements

IEC is not a party to any material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2019.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at December 27, 2019 or September 30, 2019.

At December 27, 2019, the Company had $28.1 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of December 27, 2019 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility, as amended.  M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility, as amended.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 27, 2019, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 27, 2019, our disclosure controls and procedures were effective.

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

During the quarter ended December 27, 2019, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 22, 2019.

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

IEC Electronics Corp.
(Registrant)

February 5, 2020	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)