Form 10-Q
period 2020-03-27
IEC ELECTRONICS CORP
filed 2020-05-06
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2020
or
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

Common Stock, $0.01 par value – 10,478,992 shares as of May 1, 2020

Part I     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 27, 2020 and SEPTEMBER 30, 2019
(unaudited; in thousands, except share and per share data)

	March 27, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	26,539	27,618
Unbilled contract revenue	10,601	9,529
Inventories	45,053	44,267
Federal income tax receivable	1,034	517
Other current assets	1,721	1,454
Total current assets	84,948	83,385

Property, plant and equipment, net	19,232	19,433
Deferred income taxes	5,953	7,154
Operating lease right-of-use assets, net of accumulated amortization	275	—
Other long-term assets	976	860
Total assets	$111,384	$110,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,371	$1,371
Current portion of operating lease obligation	59	—
Current portion of finance lease obligation	419	338
Accounts payable	20,688	23,690
Accrued payroll and related expenses	1,486	3,174
Other accrued expenses	485	668
Customer deposits	15,802	13,229
Total current liabilities	40,310	42,470

Long-term debt	28,182	28,910
Long-term operating lease obligation	215	—
Long-term finance lease obligation	6,837	6,685
Other long-term liabilities	1,465	1,527
Total liabilities	77,009	79,592
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,447,604 and 11,394,036 shares, respectively
Outstanding: 10,392,116 and 10,338,548 shares, respectively	103	103

Additional paid-in capital	48,424	48,001
Accumulated deficit	(12,563)	(15,275)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	34,375	31,240
Total liabilities and stockholders’ equity	$111,384	$110,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and SIX MONTHS ENDED MARCH 27, 2020 and MARCH 29, 2019
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Net sales	$44,171	$37,294	$88,905	$72,735
Cost of sales	38,668	32,708	78,163	63,090
Gross profit	5,503	4,586	10,742	9,645

Selling and administrative expenses	3,217	3,328	6,516	6,680
Operating income	2,286	1,258	4,226	2,965

Interest and financing expense	396	385	811	708
Income before income taxes	1,890	873	3,415	2,257

Income tax expense	367	203	703	515

Net income	$1,523	$670	$2,712	$1,742

Net income per common share:
Basic	$0.15	$0.06	$0.26	$0.17
Diluted	$0.14	$0.06	$0.25	$0.16

Weighted average number of shares outstanding:
Basic	10,393,461	10,286,876	10,379,846	10,274,772
Diluted	10,703,112	10,678,058	10,666,001	10,574,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 27, 2020
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options, net of shares surrendered	24,000	—	130	—	—	130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances, December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

Net income	—	—	—	1,523	—	1,523
Stock-based compensation	—	—	185		—	185
Restricted stock vested, net of shares withheld for payment of taxes	4,663	—	(33)	—	—	(33)
Restricted stock units vested, net of shares withheld for payment of taxes	10,089	—	(35)	—	—	(35)
Exercise of stock options, net of shares surrendered	2,000	—	8	—	—	8

Balances, March 27, 2020	10,392,116	$103	$48,424	$(12,563)	$(1,589)	$34,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 29, 2019
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	4,439	—	—	—	—	—
Exercise of stock options, net of shares surrendered	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

Balances, December 28, 2018	10,261,571	$102	$47,492	$(18,950)	$(1,589)	$27,055

Net income	—	—	—	670	—	670
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	38,538	1	—	—	—	1
Exercise of stock options, net of shares surrendered	11,654	—	51	—	—	51

Balances, March 29, 2019	10,311,763	$103	$47,695	$(18,280)	$(1,589)	$27,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
SIX MONTHS ENDED MARCH 27, 2020 and MARCH 29, 2019
(unaudited; in thousands)

	Six Months Ended
	March 27, 2020	March 29, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,712	$1,742
Non-cash adjustments:
Stock-based compensation	337	298
Depreciation and amortization	1,587	1,290
Change in reserve for doubtful accounts	48	(39)
Change in inventory reserve and warranty reserve	1,296	89
Deferred tax expense	1,201	511
Amortization of deferred gain	(57)	(56)
Changes in operating assets and liabilities:
Accounts receivable	1,031	(2,615)
Unbilled contract revenue	(1,072)	(1,710)
Inventories	(2,055)	(8,547)
Federal income tax receivable	(517)	—
Other current assets	(267)	(53)
Other long-term assets	(116)	(253)
Accounts payable	(2,771)	(1,362)
Change in book overdraft position	(231)	(922)
Accrued expenses	(1,898)	220
Customer deposits	2,573	2,631
Net change in lease right-of-use assets and liabilities	(1)	—
Other long-term liabilities	—	(75)
Net cash flows provided by/(used in) operating activities	1,800	(8,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,351)	(805)
Net cash flows used in investing activities	(1,351)	(805)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	36,680	39,307
Repayments of revolving credit facility	(36,763)	(29,388)
Borrowings under other loan agreements	—	391
Repayments under other loan agreements	(685)	(568)
Payments under finance lease	(182)	(152)
Proceeds received from lease financing obligation	415	—
Debt issuance costs	—	(6)
Proceeds from exercise of stock options	138	52
Proceeds from employee stock plan purchases	40	20
Cash paid for taxes upon vesting of restricted stock	(92)	—
Net cash flows (used in)/provided by financing activities	(449)	9,656

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$779	$753
Income taxes paid	20	—

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

Fiscal Calendar

The Company’s fiscal year ends on September 30 and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2020 (“fiscal 2020”), the fiscal quarters end on December 27, 2019, March 27, 2020 and June 26, 2020. For the fiscal year ended September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 27, 2020 and March 29, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $0.1 million and $0.3 million as of March 27, 2020 and September 30, 2019, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable.  If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings.  No impairment charges were recorded by IEC for long-lived assets during either of the three and six months ended March 27, 2020 and March 29, 2019.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period.  There were no such transfers during each of the three and six months ended March 27, 2020 and March 29, 2019.

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

Segments

The Company’s results of operations for the three and six months ended March 27, 2020 and March 29, 2019 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources.  The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•Periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; and
•Periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three and six months ended March 27, 2020.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three and six months ended March 27, 2020.

Recently Adopted Accounting Standards

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

Adoption of Topic 842 resulted in recognition of additional net lease assets of approximately $0.3 million and net lease liabilities of approximately $0.3 million as of October 1, 2019 based on the present value of remaining minimum rental payments and corresponding ROU assets based upon the operating lease liabilities.  The adoption did not impact our beginning stockholders’ equity and did not have a material impact on the condensed consolidated statements of operations or cash flows.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 47.4% and 49.9% of the Company's revenue for the three and six months ended March 27, 2020, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 52.4% and 50.0% of the Company's revenue for the three and six months ended March 29, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 52.6% and 50.1% of our revenue for the three and six months ended March 27, 2020, respectively. Revenue from goods and services transferred to customers over time accounted for 47.6% and 50.0% of our revenue for the three and six months ended March 29, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered.  For material management arrangements, revenue is generally recognized as services are rendered.  Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures.  Value-added support services revenue, including material management and repair work revenue, amounted to less than 2% of total revenue in each of the three and six months ended March 27, 2020 and March 29, 2019.

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

Disaggregated Revenue

The tables below show net sales from contracts with customers by market sector. See additional information regarding market sectors in Note 10—Market Sectors and Major Customers.

	Three Months Ended
	March 27, 2020			March 29, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$12,336	$14,167	$26,503	$11,075	$12,047	$23,122
Medical	3,151	7,450	10,601	3,872	3,214	7,086
Industrial	5,430	1,637	7,067	4,583	2,503	7,086
	$20,917	$23,254	$44,171	$19,530	$17,764	$37,294

	Six Months Ended
	March 27, 2020			March 29, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$26,792	$27,440	$54,232	$19,002	$22,457	$41,459
Medical	6,901	14,436	21,337	8,040	8,689	16,729
Industrial	10,628	2,708	13,336	9,318	5,229	14,547
	$44,321	$44,584	$88,905	$36,360	$36,375	$72,735

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services are as follows:

	Six Months Ended
	March 27, 2020	March 29, 2019
(in thousands)
Beginning balance	$13,229	$7,595
Recognition of deferred revenue	(8,573)	(4,821)
Deferral of revenue	11,146	7,452
Ending balance	$15,802	$10,226

Sales Outside the United States

For each of the three and six months ended March 27, 2020 and March 29, 2019, less than 2% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended March 27, 2020 and March 29, 2019:

	Six Months Ended
Allowance for doubtful accounts	March 27, 2020	March 29, 2019
(in thousands)
Allowance, beginning of period	$71	$85
Increase in provision for doubtful accounts	48	(39)
Write-offs	—	(7)
Allowance, end of period	$119	$39
NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	March 27, 2020	September 30, 2019
(in thousands)
Raw materials	$28,644	$25,393
Work-in-process	13,308	15,928
Finished goods	3,101	2,946
Total inventories	$45,053	$44,267

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	March 27, 2020	September 30, 2019
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,430	7,411
Building under capital lease	7,750	7,750
Machinery and equipment	32,869	31,708
Furniture and fixtures	8,290	8,047
Software	5,215	5,215
Construction in progress	1,087	1,173
Total property, plant and equipment, at cost	63,429	62,092
Accumulated depreciation	(44,197)	(42,659)
Property, plant and equipment, net	$19,232	$19,433

Depreciation expense during the three and six months ended March 27, 2020 and March 29, 2019 follows:

	Three Months Ended		Six Months Ended
Depreciation Expense	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
(in thousands)
Depreciation expense	$795	$646	$1,552	$1,301

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			March 27, 2020		September 30, 2019
Credit Facility Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	5/5/2022	$26,563	3.25%	$26,646	4.31%
Term Loan B	v	5/5/2022	2,351	4.08	2,779	4.59
Equipment Line Term Note	v	Various	868	3.44	1,125	4.56
Total debt, gross			29,782		30,550
Unamortized debt issuance costs			(229)		(269)
Total debt, net			29,553		30,281
Less: current portion			(1,371)		(1,371)
Long-term debt			$28,182		$28,910

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

Individual debt facilities provided under the Credit Facility, as amended, are described below:

a)Revolving Credit Facility (“Revolver”): At March 27, 2020, up to $35.0 million is available through May 5, 2022. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)Term Loan B: $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of an amendment to the Credit Facility, as amended, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan is May 5, 2022.
c)Equipment Line Advances: Up to $1.5 million is available through May 5, 2022. Interest only is paid until maturity. Principal is due in three or six months after borrowing or can be converted to an Equipment Line Term Loan.
d)Equipment Line Term Note: On July 26, 2018, $0.8 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $21 thousand and matures July 26, 2021. On September 27, 2018, $0.1 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $2 thousand and matures September 27, 2021. On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $9 thousand and matures March 18, 2022. On May 6, 2019, $0.4 million was converted from an Equipment Line Advance, principal is being repaid in 36 equal monthly installments of $11 thousand and matures May 6, 2022.

Borrowing Base

At March 27, 2020 and September 30, 2019, under the Credit Facility, as amended, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $14.0 million) or (ii) $35.0 million.

At March 27, 2020, the upper limit on Revolver borrowings was $35.0 million and $8.4 million was available. At September 30, 2019, the upper limit on Revolver borrowings was $35.0 million and $8.4 million was available. Average Revolver balances amounted to $25.1 million and $18.4 million during the six months ended March 27, 2020 and March 29, 2019, respectively.

Interest Rates

Under the Credit Facility, as amended, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At March 27, 2020 and September 30, 2019, the applicable marginal interest rate was 2.25% for the Revolver and 2.50% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $27.0 million over average borrowings under the Revolver. Fees incurred amounted to $6.7 thousand and $12.5 thousand during the three and six months ended March 27, 2020, respectively. Fees incurred amounted to $4.5 thousand and $12.7 thousand during the three and six months ended March 29, 2019, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of March 27, 2020, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended March 27, 2020 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at March 27, 2020. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at March 27, 2020.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at March 27, 2020 for the next three years taking into consideration the Credit Facility, as amended, is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending March
2021	$1,371
2022	1,190
2023 ¹	27,221
$29,782
1 Includes Revolver balance of $26.6 million at March 27, 2020.

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
A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
Warranty Reserve	March 27, 2020	March 29, 2019
(in thousands)
Reserve, beginning of period	$165	$173
Provision	27	27
Warranty costs	(50)	(56)
Reserve, end of period	$142	$144
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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.3 million for the three and six months ended March 27, 2020, respectively. Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.3 million for the three and six months ended March 29, 2019, respectively.

At March 27, 2020, there were 621,369 shares of common stock remaining available to be issued under the 2019 Plan and 83,252 shares of common stock remaining available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended March 27, 2020 and March 29, 2019 follows:

	Six Months Ended
Valuation of Options	March 27, 2020	March 29, 2019
Assumptions for Black-Scholes:
Risk-free interest rate	0.51%	2.85%
Expected term in years	5.5	5.5
Volatility	40%	37%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	30,000	10,000
Weighted average fair value per share	$2.68	$2.40
Fair value of options granted (000s)	$80	$24

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	March 27, 2020		March 29, 2019
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	743,145	$4.54	737,145	$4.33
Granted	30,000	5.03	10,000	6.20
Exercised	(26,000)	5.31	(26,500)	4.71
Forfeited	(10,000)	3.58	(24,250)	3.70
Expired	(5,000)	6.91	(5,000)	4.08
Outstanding, end of period	732,145	$4.53	691,395	$4.36

For options expected to vest
Number expected to vest	722,582	$4.51	683,135	$4.35
Weighted average remaining contractual term, in years	3.3		3.6
Intrinsic value (000s)		$1,510		$1,706

For exercisable options
Number exercisable	545,645	$4.16	510,895	$4.18
Weighted average remaining contractual term, in years	1.9		2.9
Intrinsic value (000s)		$1,354		$1,365

For non-exercisable options
Expense not yet recognized (000s)		$357		$230
Weighted average years to be recognized	3.1		3.3

For options exercised
Intrinsic value (000s)		$75		$57

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	March 27, 2020		March 29, 2019
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	82,707	$5.25	103,233	$4.08
Granted	24,850	5.03	15,000	6.97
Vested	(36,812)	4.43	(46,136)	4.09
Forfeited	(13,250)	6.09	(1,400)	4.13
Outstanding, end of period	57,495	$5.49	70,697	$4.72

For non-vested shares
Expense not yet recognized (000s)		$286		$291
Weighted average remaining years for vesting	1.9		2.1

For shares vested
Aggregate fair value on vesting dates (000s)		$260		$311

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

A summary of restricted stock unit activity, together with related data, follows:

	Six Months Ended
	March 27, 2020		March 29, 2019
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	153,186	$5.36	170,492	$3.96
Granted	50,556	9.19	—	—
Vested	(17,015)	3.58	—	—
Forfeited	—	—	—	—
Outstanding, end of period	186,727	$6.56	170,492	$3.96

For non-vested shares
Expense not yet recognized (000s)		$906		$282
Weighted average remaining years for vesting	2.2		1.9

For shares vested
Aggregate fair value on vesting dates (000s)		$86		$—

NOTE 9—INCOME TAXES

The income tax expense during each of the three and six months ended March 27, 2020 and March 29, 2019 follows:

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
(in thousands)
Income tax expense	$367	$203	$703	$515

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 27, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

The CARES Act includes a provision which accelerates the refund of alternative minimum tax (“AMT”) credits to allow a full utilization or refund of the remaining credits beginning in tax year 2019. As the Company expects to have net operating loss carryforward to offset its 2019 taxable income in full, the AMT credit should be refundable in full. As such, at March 27, 2020, the Company reclassified the remaining portion of its AMT credit from deferred income tax to federal income tax receivable in the condensed consolidated balance sheet.

The Company's estimated annual effective tax rate for fiscal 2020 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and six months ended March 27, 2020, the permanent items included meals and entertainment and stock based compensation. There were no material discrete items recognized in the three and six months ended March 27, 2020.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Six Months Ended
% of Sales by Sector	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Aerospace & Defense	60%	62%	61%	57%
Medical	24%	19%	24%	23%
Industrial	16%	19%	15%	20%
	100%	100%	100%	100%

Four individual customers represented 10% or more of sales for the three months ended March 27, 2020. Three of these customers were from the aerospace & defense sector and represented 25%, 12% and 11% of sales. The fourth customer was from the medical sector and represented 17% of sales for the three months ended March 27, 2020. Three individual customers represented 10% or more of sales for the six months ended March 27, 2020. Two of these customers were from the aerospace & defense sector and represented 26% and 11% of sales. The third customer was from the medical sector and represented 16% of sales for the six months ended March 27, 2020.

One individual customer represented 10% or more of sales for the three months ended March 29, 2019. This customer was from the aerospace & defense sector and represented 22% of sales. Two individual customers each represented 10% or more of sales for the six months ended March 29, 2019. One customer was from the aerospace & defense sector and represented 21% of sales, while one customer was from the medical sector and represented 11% of sales.

Two individual customers represented 10% or more of receivables and accounted for 30% of the outstanding balance at March 27, 2020. Two individual customers represented 10% or more of receivables and accounted for 38% of the outstanding balance at September 30, 2019.

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

Supplemental balance sheet information related to the Company’s operating leases were as follows:

March 27, 2020

Weighted average remaining lease term for operating leases (in years)	4.2
Weighted average discount rate for operating leases	5.47%

Finance Leases

IEC's lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of five years up to approximately thirteen years, with contractual terms expiring in 2024 through 2033.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

March 27, 2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$6,617
Weighted average remaining lease term for finance leases (in years)	11.7
Weighted average discount rate for finance leases	4.83%

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest and financing expense in the condensed consolidated statements of operation, during the three and six months ended March 27, 2020 were as follows:

		Three Months Ended	Six Months Ended
Lease Expense	Classification	March 27, 2020	March 27, 2020
(in thousands)
Operating lease expense
Fixed payment operating lease expense ¹	Cost of sales	$68	$93
Fixed payment operating lease expense	Selling and administrative expenses	15	29
Variable payment operating lease expense		—	—
Finance lease expense
Depreciation of ROU assets	Cost of sales	144	273
Interest	Interest and financing expense	88	174
Total lease expense		$315	$569
1 Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the six months ended March 27, 2020 were as follows:

Six Months Ended
Supplemental Cash Flow	March 27, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$47
Interest paid on finance leases	174
Financing cash flows from finance leases	—

Lease liabilities arising from obtaining ROU assets:
Operating leases	33

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Operating Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending March
2021	$77
2022	73
2023	72
2024	72
2025 and thereafter	18
Total operating lease payments	312
Less: amounts representing interest	(38)
Total operating lease obligation	$274

A summary of finance lease payments for the next five years follows:

Finance Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending March
2021	$760
2022	774
2023	788
2024	802
2025 and thereafter	6,481
Total finance lease payments	9,605
Less: amounts representing interest	(2,349)
Total finance lease obligation	$7,256

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

As of March 27, 2020, the Company has one outstanding lease agreement that has not yet commenced for certain property located in Newark, New York that will include a new manufacturing facility and administrative offices. The lease is expected to commence in late fiscal 2020 when construction of the asset is complete.

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
Net Income Per Share	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
(in thousands, except share and per share data)
Basic net income per share:
Net income	$1,523	$670	$2,712	$1,742
Less: Income attributable to non-vested shares	8	4	15	9
Net income available to common stockholders	$1,515	$666	$2,697	$1,733

Weighted average common shares outstanding	10,393,461	10,286,876	10,379,846	10,274,772

Basic net income per share	$0.15	$0.06	$0.26	$0.17

Diluted net income per share:
Net income	$1,523	$670	$2,712	$1,742
Shares used in computing basic net income per share	10,393,461	10,286,876	10,379,846	10,274,772
Dilutive effect of non-vested shares	309,651	391,182	286,155	299,304
Shares used in computing diluted net income per share	10,703,112	10,678,058	10,666,001	10,574,076

Diluted net income per share	$0.14	$0.06	$0.25	$0.16

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Anti-dilutive shares excluded	—	—	—	19,583

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: the impact of the coronavirus (“COVID-19”) pandemic on our business, including our supply chain, workforce and customer demand; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including FDA regulations; unforeseen product failures and the potential product liability claims that may be associated with such failures; technological, engineering and other start-up issues related to new programs and products; variability and timing of customer requirements; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; the ability to realize the full value of our backlog; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; variability of our operating results; our ability to maintain effective internal controls over financial reporting; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Within the EMS sector, we have unique capabilities which allow our customers to rely on us to solve their complex challenges, minimize their supply chain risk and deliver full system solutions for their supply chain. These capabilities include, among others:

•Our engineering services include the design, development, and fabrication of customized stress testing platforms to simulate a product’s end application, such as thermal cycling and vibration, in order to ensure reliable performance and avoid catastrophic failure when the product is placed in service.
•Our vertical manufacturing model offers customers the ability to simplify their supply chain by utilizing a single supplier for their critical components including complex printed circuit board assembly (“PCBA”), precision metalworking, and interconnect solutions. This service model allows us to control the cost, lead time, and quality of these critical components which are then integrated into full system assemblies and minimizes our customers’ supply chain risk.
•We provide direct order fulfillment services for our customers by integrating with their configuration management process to obtain their customer orders, customize the product to the specific requirements, functionally test the product and provide verification data, and direct ship to their end customer in order to reduce time, cost, and complexity within our customer’s supply chain.
•We believe we are the only EMS provider with an on-site laboratory that has been approved by the Defense Logistics Agency (“DLA”) for their Qualified Testing Supplier List (“QTSL”) program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. In addition, this advanced laboratory is utilized for complex design analysis and manufacturing process development to solve challenges and accelerate our customers’ time to market.

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

•Newark, New York - Located approximately one hour east of Rochester, New York, our Newark location is our corporate headquarters and is our largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.
•Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies.
•Albuquerque, New Mexico - Specializes in the aerospace and defense markets with complex circuit board and system-level assemblies along with a state of the art analysis and testing laboratory which conducts root cause failure analysis, reliability, inspection and authenticity testing.

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

Employees

Employees are our single greatest resource. Our total employees numbered 866, all of which are full time employees, at March 27, 2020. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of the COVID-19 pandemic on our supply chain, workforce, customer demand, operations and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.

In accordance with the Department of Defense guidance issued in March 2020, designating the Defense Industrial Base as a critical infrastructure workforce, our production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military.

Please see Item 1A. Risk Factors in this report for additional information regarding certain risks associated with the COVID-19 pandemic.

Supply Chain

The COVID-19 pandemic presents a level of uncertainty around the availability of raw material components in future periods. We are aware of some component manufacturers that have been required to shut down temporarily, as a result of COVID-19 related illnesses impacting their employee populations or to comply with government mandates. Due to the lifesaving and mission critical nature of the products we support, many of our suppliers and the related programs are given certain priority ratings, which helps to ensure the required supply of material will continue.

We are continually assessing potential supply chain impacts and working with our distribution partners to identify existing, on hand stock that we can access. We are also working with our customer base to determine their interest in participating in inventory pre-purchase arrangements, which would be funded through additional customer deposits.

Workforce

The safety and well-being of our employees has been, and continues to be, our top priority, especially during the COVID-19 pandemic. Although we are deemed an essential business based on the lifesaving and mission critical products we support, and we remain fully operational, we chose early on to ask our non-essential employees to work from home in order to reduce the employee density in our facilities. In support of those working on site, we have taken numerous actions to help provide for a safe work environment and for appropriate social distancing, where possible. Some examples of the actions we have taken include, but are not limited to, the following:

•Adjusted shift start and end times to limit the number of people entering and exiting our facilities simultaneously;
•Adjusted break and lunch times to reduce the number of people in common areas;
•Designated stairwells and walkways as one-way to ensure employees are not passing each other in tight quarters; and
•Implemented additional cleaning protocols to ensure work surfaces, high touch areas and common spaces are routinely cleaned and disinfected in accordance with guidelines from the Centers for Disease Control and Prevention.

We have also developed contingency plans in the event that one of our employees tests positive for COVID-19. We expect to continue to enhance our practices to remain aligned with state and federal guidelines.

Customer Demand

Due to the nature of the lifesaving and mission critical products that we support, the majority of our customers are also deemed to be essential businesses and remain operational. At a macro level, we have seen increases in demand from some of our existing customers, especially those in the medical sector. However, certain customers have requested that a portion of their demand be moved out to future periods beyond fiscal 2020. To date, these requests represent a small percentage of our current backlog and we do not expect to see a material impact from these requests. We continue to work in partnership with our customers to continually assess any potential impacts from the pandemic and opportunities to mitigate risk.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	March 27, 2020	March 29, 2019
(in thousands)
Net sales	$44,171	$37,294

Gross profit	5,503	4,586
Selling and administrative expenses	3,217	3,328
Interest and financing expense	396	385
Income before income taxes	1,890	873
Income tax expense	367	203
Net income	$1,523	$670

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	March 27, 2020	March 29, 2019

Aerospace & Defense	60%	62%
Medical	24%	19%
Industrial	16%	19%
	100%	100%

Revenue increased in the second quarter of fiscal 2020 by $6.9 million or 18% as compared to the second quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $3.4 million, revenue from the medical sector increased $3.5 million and revenue from the industrial sector decreased $0.1 million.
Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $3.4 million in the second quarter of fiscal 2020. Production ramp up of various customers resulted in an increase of revenue of $5.4 million. Net increases in customer demand resulted in an additional $1.1 million increase in revenue. These increases were partially offset by reductions to revenue due to disengaging with certain customers.

The medical sector saw an increase of $3.5 million in the second quarter of fiscal 2020 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with one customer amounting to $4.2 million and various net increases in customer demand of $1.6 million. These increases were partially offset by decreases of $0.5 million from a program being on hold from one customer and a decrease of $1.7 million from a discontinued program with another customer. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $0.1 million resulted primarily from the decreases in customer demand of $1.1 million. There was also a decrease of $0.6 million from programs being on hold from two customers. These decreases were partially offset by increase in customer demand of $1.5 million from various customers.

Gross margin for the second quarter of fiscal 2020 decreased to 12.5% of sales versus 12.3% of sales in the second quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expenses decreased $0.1 million and represented 7.3% of sales in the second quarter of fiscal 2020 compared to 8.9% of sales in the same quarter of the prior fiscal year. The decrease in S&A expenses was primarily due to lower payroll and related expenses.

Interest and financing expense remained flat in the second quarter of fiscal 2020 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.20% lower during the second quarter of fiscal 2020 compared to the second quarter of the prior fiscal year. Our average outstanding debt balances increased by $3.9 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 because of higher balances on our revolving credit facility, offset by lower balance on equipment line term notes to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.3 million for the second quarter of each of fiscal 2020 and fiscal 2019. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended March 27, 2020, we paid minimal taxes. At the end of fiscal 2019, the gross NOL carryforwards amounted to approximately $23.4 million. The NOL carryforwards expire in varying amounts between 2023 and 2035, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the six months ended follows:

	Six Months Ended
Income Statement Data	March 27, 2020	March 29, 2019
(in thousands)
Net sales	$88,905	$72,735

Gross profit	10,742	9,645
Selling and administrative expenses	6,516	6,680
Interest and financing expense	811	708
Income before income taxes	3,415	2,257
Income tax expense	703	515
Net income	$2,712	$1,742

A summary of sales, according to the market sector within which our customers operate, follows:

	Six Months Ended
% of Sales by Sector	March 27, 2020	March 29, 2019

Aerospace & Defense	61%	57%
Medical	24%	23%
Industrial	15%	20%
	100%	100%

Revenue increased in the first six months of fiscal 2020 by $16.2 million or 22% as compared to the first six months of the prior fiscal year. Revenues from the aerospace & defense sector increased $12.3 million, revenue from the medical sector increased $5.3 million and revenue from the industrial sector decreased $1.4 million.
Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $12.3 million in the first six months of fiscal 2020. Ramping up of production of various customers resulted in an increase of revenue of $6.9 million. Net increases in customer demand resulted in an additional $6.8 million increase in revenue. These increases were partially offset by disengagements with customers resulting in a decrease of $1.6 million in the first six months of fiscal 2020.

The medical sector saw an increase of $5.3 million in the first six months of fiscal 2020 compared to the same period of the prior fiscal year. We saw increases related to a new program ramping up with one customer amounting to $6.9 million and net increases in customer demand of $2.2 million at various customers. These increases were partially offset by decreases of $3.2 million from a program being on hold from one customer. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $1.4 million resulted primarily from the decreases in customer demand of $1.2 million in the first six months of fiscal 2020. There was also a decrease of $1.9 million from a program being on hold from one customer. These decreases were partially offset by increase in customer demand of $1.6 million from various customers.

Due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge during the first six months of fiscal 2020, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process.  No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our GAAP financial results. Net income in the first six months was $2.7 million, and, adjusted for the $1.0 million impact from the one-time inventory reserve, adjusted net income was $3.5 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Gross margin for the first six months of fiscal 2020 decreased to 12.1% of sales versus 13.3% of sales in the first six months of the prior fiscal year. The customer bankruptcy filing had the most significant impact on gross profit, in addition to customer mix.  Excluding the non-cash charge related to the customer's Chapter 11 bankruptcy filing, our adjusted gross margin would have been 13.2% of sales. Information regarding this non-GAAP measure and a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin are provided below under “Non-GAAP Financial Measures.”

Selling and administrative (“S&A”) expenses decreased $0.2 million and represented 7.3% of sales in the first six months of fiscal 2020 compared to 9.2% of sales in the first six months of the prior fiscal year. The decrease in S&A expenses was primarily due to lower payroll and related expenses.

Interest and financing expense increased by $0.1 million in the first six months of fiscal 2020 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.16% lower during the first six months of fiscal 2020 compared to the first six months of the prior fiscal year. Our average outstanding debt balances increased by $6.5 million in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 because of higher balances on our revolving credit facility, offset by lower balance on equipment line term notes to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.6 million for the first six months of each of fiscal 2020 and fiscal 2019. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first six months of fiscal 2020, we paid minimal taxes. At the end of fiscal 2019, the gross NOL carryforwards amounted to approximately $23.4 million. The NOL carryforwards expire in varying amounts between 2023 and 2035, unless utilized prior to these dates.

Non-GAAP Financial Measures

In addition to reporting net income, gross profit and gross margin, U.S. GAAP measures, we present adjusted net income, adjusted gross profit and adjusted gross margin, which are non-GAAP measures, to reflect the impact of a one-time inventory reserve related to a customer’s bankruptcy. We believe these non-GAAP measures are important measures of our performance because they allow management, investors and others to evaluate and compare our performance from period to period by removing the impact of the one-time inventory reserve related to a customer's bankruptcy. Adjusted net income, adjusted gross profit and adjusted gross margin are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute for the GAAP measures of net income gross profit and gross margin, and therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. These non-GAAP measures may produce results that vary from the GAAP measures and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Six Months Ended
March 27, 2020
Reconciliation to adjusted gross profit:
Gross profit	$10,742
Non-cash charge (1)	987
Adjusted gross profit	$11,729

Reconciliation to adjusted gross margin:
Gross margin	12.1%
Non-cash charge (1)	1.1%
Adjusted gross margin	13.2%

Reconciliation to adjusted net income:
Net income	$2,712
Non-cash charge (1)	987
Income tax effect (2)	(207)
Adjusted net income	$3,492

Reconciliation to adjusted net income per common share:
Net income per common share, basic	$0.26
Non-cash charge, net of tax (1)(2)	0.08
Adjusted net income per common share, basic	$0.34

Net income per common share, diluted	$0.25
Non-cash charge, net of tax (1)(2)	0.07
Adjusted net income per common share, diluted (3)	$0.32
(1) A non-cash charge related to the increase in our excess and obsolete inventory reserve due to the Chapter 11 bankruptcy filing of a customer of IEC.
(2) The income tax effect related to the non-cash charge was calculated using an effective tax rate of 21%.
(3) Adjusted net income per common share, diluted is calculated based on adjusted net income and reflects the dilutive impact of shares, where applicable, based on adjusted net income.

Liquidity and Capital Resources

Capital Resources

As of March 27, 2020, there were $2.3 million of outstanding capital expenditure commitments for manufacturing equipment.  We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended March 27, 2020 and March 29, 2019 follows:

	Six Months Ended
Cash Flow Data	March 27, 2020	March 29, 2019
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	1,800	(8,851)
Investing activities	(1,351)	(805)
Financing activities	(449)	9,656
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $7.1 million and $3.8 million for the first six months of fiscal 2020 and fiscal 2019, respectively. Net income of $2.7 million in the first six months of fiscal 2020 improved compared to the same period of the prior fiscal year mainly due to increased sales. Net income was $1.7 million during the first six months of the prior fiscal year.

Working capital used cash flows of $5.3 million in the first six months of fiscal 2020 and $12.7 million in the first six months of fiscal 2019. The change in working capital in the first six months of fiscal 2020 was due to decreases in accounts receivable of $1.0 million, increases in unbilled contract revenue of $1.1 million, increases in inventories of $2.1 million, decreases in accounts payable $2.8 million, decreases in accrued expenses of $1.9 million and increases in customer deposits of $2.6 million. Inventory and customer deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The decrease in accounts receivable was primarily due to the timing of sales and billings. The decrease in accrued expenses was due to a decrease in payroll and related costs due to timing.

Investing activities

Cash flows used in investing activities were $1.4 million and $0.8 million for the first six months of fiscal 2020 and 2019, respectively.  Cash flows used in each of the first six months of fiscal 2020 and fiscal 2019 consisted of purchases of equipment.

Financing activities

Cash flows used in financing activities were $0.4 million for the first six months of fiscal 2020 compared to inflows of $9.7 million for the first six months of fiscal 2019.  During the first six months of fiscal 2020, net repayments under all credit facilities were $0.8 million, with $0.1 million of net repayments under the Revolver, as defined below, and repayments of $0.7 million for term debt. During the first six months of fiscal 2019, net borrowings under all credit facilities were $9.7 million, with $9.9 million of net borrowings under the Revolver, repayments of $0.6 million for term debt and $0.4 million of new borrowings related to equipment line advances.

Credit Facilities

At March 27, 2020, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Ninth Amendment to the Fifth Amended and Restated Credit Facility Agreement (which amended the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments, collectively, the “Credit Facility, as amended”) amounted to $26.6 million, and the upper limit was $35.0 million.  We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility, as amended, contains various affirmative and negative covenants including financial covenants. As of March 27, 2020, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended March 27, 2020. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, as amended, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at March 27, 2020. The Fixed Charge Coverage Ratio was calculated as 2.58 at March 27, 2020. The Company was in compliance with the financial debt covenant at March 27, 2020.

Detailed information regarding our borrowings at March 27, 2020 is provided in Note 6—Credit Facilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk.  The Company may use derivatives only for the purpose of managing risk associated with underlying exposures.  The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure.  The Company did not have any derivative financial instruments at March 27, 2020 or September 30, 2019.

At March 27, 2020, the Company had $29.8 million of debt, all comprised of variable interest rates.  Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities.  Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period.  A sensitivity analysis as of March 27, 2020 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility, as amended.  M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility, as amended.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 27, 2020, the end of the period covered by this Form 10-Q.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 27, 2020, our disclosure controls and procedures were effective.

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

In response to the COVID-19 pandemic, some of our employees began working remotely during the second quarter of fiscal 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected by these changes to the working environment during this period. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended March 27, 2020, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on November 22, 2019, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.

Our business, results of operations and financial condition may be adversely impacted by the recent coronavirus (“COVID-19”) pandemic.

The COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for our second quarter of fiscal 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Our business will be adversely affected if the COVID-19 pandemic, or similar health epidemics, negatively impacts our supply chain.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of the country and in regions worldwide. As a result of the pandemic and the measures designed to contain the spread of the virus, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Any reduction in production capacity or capacity at our suppliers may reduce or even halt the supply of goods and necessary components for many of our customers’ products, which could result in product shortages and an increase in our inventory of unfinished products. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and any temporary closures of the facilities of our suppliers, as well as general limitations on movement are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations.

The COVID-19 pandemic may significantly disrupt our workforce, including our ability to hire and onboard employees, if a significant percentage of our employees or any potential hires are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of recent changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. While we remain fully operational at this time, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic progresses, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related-illness could impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

We have taken certain precautions due to the COVID-19 pandemic that could harm our business.

In response to the COVID-19 pandemic, we have taken measures intended to protect the health and well-being of our employees, customers and our communities, which could negatively impact our business. These measures include temporarily requiring certain employees to work remotely, restricted employee travel, increasing the frequency and extent of cleaning and disinfecting facilities, developing social distancing plans, and cancelling in-person meetings, events and conferences. The health of our workforce, customers and others is of primary concern and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and others. In addition, our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

The COVID-19 pandemic may decrease demand for our services and any such decrease in demand would adversely affect our backlog, revenues and results of operations.

The COVID-19 pandemic is creating uncertainty in the markets we serve and the duration, scope or impact of the outbreak cannot be predicted. While we have experienced some increase in demand from the medical and aerospace & defense sectors, we may face decreased demand in these or other sectors in the future. Demand for our services may be affected by changes in demand from our customers as a result of the pandemic, including any heightened emphasis on shorter lead times which places increased demands on our capacity and may result in increased costs, or the ordering of smaller quantities which prevents us from acquiring component materials in larger volumes at lower costs. In addition, the COVID-19 pandemic may require customers to make unexpected changes to their product offerings which may adversely affect our business and operating results. Any material modifications, delays, payment defaults or cancellations on underlying contracts relating to the COVID-19 pandemic could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues. In addition, worsening overall market conditions could result in further reductions of backlog, which will impact our financial performance. While the pandemic is expected to affect customer demand, it is difficult to predict such changes at this time and the impact that such changes will have on our revenues and operating margins. There can be no assurance that we will be successful in implementing effective strategies to counter any changes in demand. Any decrease in demand or disruption to our business resulting from the COVID-19 pandemic would adversely affect our revenues and results of operations.

We may be unable to meet the demands of our customers, including those in the aerospace & defense and medical sectors, as expected which may adversely and materially affect our business, results of operations and financial conditions.

During the second quarter of fiscal 2020, the aerospace & defense sector represented 60% of our business and the medical sector represented 24% of our business. Due to the nature of the lifesaving and mission critical products provided by these markets, many of our customers in these sectors are deemed to be essential businesses. In response to the pandemic and the increased demand for aerospace & defense, medical and lifesaving products, we experienced some increases in demand from existing customers in the aerospace & defense and medical sectors. This demand has increased at the same time our supply chain has begun to face limitations, which may result in a shortage of supply, increased costs, and delays, requiring us in certain instances to pass through expenses or otherwise increase prices. Customers may reject any attempts to pass through expenses or increase pricing which would negatively impact our business. Further, if we are unable to ramp up our production, hire and onboard sufficient staff to meet the increased demand, or if we are otherwise unable to timely meet the demand from our customers, our business and results of operations will be negatively affected. The realization of our backlog is affected by our performance and the late completion of a project may result in decreased revenues derived from those projects. In addition, the increase in demand we are currently experiencing from the medical sector as a result of the COVID-19 pandemic may not continue after the pandemic subsides. Moreover, the increase in demand may result in decreased demand for such products after the COVID-19 pandemic subsides because there may be a large surplus of such medical products after the pandemic subsides.

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

IEC Electronics Corp.
(Registrant)

May 6, 2020	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)