Form 10-Q
period 2020-06-26
IEC ELECTRONICS CORP
filed 2020-08-05
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2020
or
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

Common Stock, $0.01 par value – 10,552,908 shares as of July 29, 2020

Part I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 26, 2020 and SEPTEMBER 30, 2019
(unaudited; in thousands, except share and per share data)

	June 26, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net of allowance	30,320	27,618
Unbilled contract revenue	10,517	9,529
Inventories	46,863	44,267
Federal income tax receivable	1,034	517
Other current assets	1,386	1,454
Total current assets	90,120	83,385

Property, plant and equipment, net	20,114	19,433
Deferred income taxes	5,403	7,154
Operating lease right-of-use assets, net of accumulated amortization	260	—
Other long-term assets	1,190	860
Total assets	$117,087	$110,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,371
Current portion of operating lease obligation	60	—
Current portion of finance lease obligation	427	338
Accounts payable	22,395	23,690
Accrued payroll and related expenses	2,923	3,174
Other accrued expenses	366	668
Customer deposits	20,439	13,229
Total current liabilities	46,610	42,470

Long-term debt	25,373	28,910
Long-term operating lease obligation	200	—
Long-term finance lease obligation	6,727	6,685
Other long-term liabilities	1,435	1,527
Total liabilities	80,345	79,592
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,486,214 and 11,394,036 shares, respectively
Outstanding: 10,430,726 and 10,338,548 shares, respectively	104	103
Additional paid-in capital	48,676	48,001
Accumulated deficit	(10,449)	(15,275)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	36,742	31,240
Total liabilities and stockholders’ equity	$117,087	$110,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE and NINE MONTHS ENDED JUNE 26, 2020 and JUNE 28, 2019
(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019

Net sales	$47,364	$40,324	$136,269	$113,059
Cost of sales	40,722	34,719	118,885	97,808
Gross profit	6,642	5,605	17,384	15,251

Selling and administrative expenses	3,678	3,721	10,194	10,402
Operating income	2,964	1,884	7,190	4,849

Interest and financing expense	300	452	1,111	1,160
Income before income taxes	2,664	1,432	6,079	3,689

Income tax expense	550	221	1,253	736

Net income	$2,114	$1,211	$4,826	$2,953

Net income per common share:
Basic	$0.20	$0.12	$0.46	$0.28
Diluted	$0.20	$0.11	$0.45	$0.28

Weighted average number of shares outstanding:
Basic	10,424,056	10,332,548	10,388,872	10,294,173
Diluted	10,758,092	10,642,403	10,697,288	10,556,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 26, 2020
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options, net of shares surrendered	24,000	—	130	—	—	130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances, December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

Net income	—	—	—	1,523	—	1,523
Stock-based compensation	—	—	185		—	185
Restricted stock vested, net of shares withheld for payment of taxes	4,663	—	(33)	—	—	(33)
Restricted stock units vested, net of shares withheld for payment of taxes	10,089	—	(35)	—	—	(35)
Exercise of stock options, net of shares surrendered	2,000	—	8	—	—	8

Balances, March 27, 2020	10,392,116	$103	$48,424	$(12,563)	$(1,589)	$34,375

Net income	—		—	2,114	—	2,114
Stock-based compensation	—		189	—	—	189
Restricted stock vested, net of shares withheld for payment of taxes	25,576	—	(6)	—	—	(6)
Exercise of stock options, net of shares surrendered	4,500	—	23	—	—	23
Employee stock plan purchases	8,534	1	46	—	—	47

Balances, June 26, 2020	10,430,726	$104	$48,676	$(10,449)	$(1,589)	$36,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 28, 2019
(unaudited; in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	1,072	—	1,072
Stock-based compensation	—	—	146		—	146
Restricted stock vested, net of shares withheld for payment of taxes	4,439	—	—	—	—	—
Exercise of stock options, net of shares surrendered	2,553	—	—	—	—	—
Employee stock plan purchases	5,674	—	20	—	—	20

Balances, December 28, 2018	10,261,571	$102	$47,492	$(18,950)	$(1,589)	$27,055

Net income	—	—	—	670	—	670
Stock-based compensation	—	—	152		—	152
Restricted stock vested, net of shares withheld for payment of taxes	38,636	1	—	—	—	1
Exercise of stock options, net of shares surrendered	11,654	—	51	—	—	51

Balances, March 29, 2019	10,311,861	$103	$47,695	$(18,280)	$(1,589)	$27,929

Net income	—	—	—	1,211	—	1,211
Stock-based compensation	—	—	117	—	—	117
Restricted stock vested, net of shares withheld for payment of taxes	2,458	—	(14)	—	—	(14)
Restricted stock units vested, net of shares withheld for payment of taxes	5,277	—	(34)	—	—	(34)
Exercise of stock options, net of shares surrendered	7,500	—	27	—	—	27
Employee stock plan purchases	5,390	—	33	—	—	33

Balances, June 28, 2019	10,332,486	$103	$47,824	$(17,069)	$(1,589)	$29,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
NINE MONTHS ENDED JUNE 26, 2020 and JUNE 28, 2019
(unaudited; in thousands)

	Nine Months Ended
	June 26, 2020	June 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,826	$2,953
Non-cash adjustments:
Stock-based compensation	526	415
Depreciation and amortization	2,442	2,047
Change in reserve for doubtful accounts	94	(30)
Change in inventory reserve and warranty reserve	1,226	19
Deferred tax expense	1,751	732
Amortization of deferred gain	(86)	(85)
Changes in operating assets and liabilities:
Accounts receivable	(2,796)	(1,414)
Unbilled contract revenue	(988)	(2,972)
Inventories	(3,818)	(14,485)
Federal income tax receivable	(517)	—
Other current assets	68	(146)
Other long-term assets	(330)	(436)
Accounts payable	(1,188)	1,293
Change in book overdraft position	(107)	(602)
Accrued expenses	(557)	1,389
Customer deposits	7,210	2,155
Other long-term liabilities	—	(75)
Net cash flows provided by/(used in) operating activities	7,756	(9,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,067)	(1,119)
Proceeds from disposal of property, plant and equipment	—	20
Net cash flows used in investing activities	(3,067)	(1,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	55,523	57,343
Repayments of revolving credit facility	(56,505)	(46,331)
Borrowings under other loan agreements	—	391
Repayments under other loan agreements	(3,904)	(889)
Payments under finance lease	(284)	(230)
Proceeds received from lease financing obligation	415	—
Debt issuance costs	(84)	(27)
Proceeds from exercise of stock options	161	79
Proceeds from employee stock plan purchases	87	53
Cash paid for taxes upon vesting of restricted stock	(98)	(48)
Net cash flows (used in)/provided by financing activities	(4,689)	10,341

Net cash change for the period	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information
Interest paid	$1,094	$1,183
Income taxes paid	20	3
Property, plant and equipment purchased with extended payment terms	90	130
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

Fiscal Calendar

The Company’s fiscal year ends on September 30 and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2020 (“fiscal 2020”), the fiscal quarters ended on December 27, 2019, March 27, 2020 and June 26, 2020. For the fiscal year ended September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and, for fiscal 2019, IEC California Holdings, Inc., which was dissolved as of September 18, 2019. The Rochester unit operates as a division of IEC. All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 26, 2020 and June 28, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $0.2 million and $0.3 million as of June 26, 2020 and September 30, 2019, respectively. Changes in the book overdrafts are presented within net cash flows provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC for long-lived assets during the three and nine months ended June 26, 2020 and June 28, 2019.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during the three and nine months ended June 26, 2020 and June 28, 2019.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2014 through fiscal year ended September 30, 2019.

Dividends

IEC does not pay dividends on its common stock as it is the Company’s current policy to retain earnings for use in the business. Furthermore, the Company’s Sixth Amended and Restated Credit Facility Agreement with M&T Bank includes certain restrictions on paying cash dividends, as more fully described in Note 6—Credit Facilities.

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

Segments

The Company’s results of operations for the three and nine months ended June 26, 2020 and June 28, 2019 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three and nine months ended June 26, 2020.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three and nine months ended June 26, 2020.

Recently Adopted Accounting Standards

FASB Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842) was issued in February 2016. The guidance was effective for the Company beginning with the first quarter of fiscal 2020. As a result of this adoption, the following accounting policies were implemented or changed.

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

Recently Issued Accounting Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact on the Company's condensed consolidated financial statements..

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 51.4% and 50.4% of the Company's revenue for the three and nine months ended June 26, 2020, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 52.3% and 50.8% of the Company's revenue for the three and nine months ended June 28, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 48.6% and 49.6% of our revenue for the three and nine months ended June 26, 2020, respectively. Revenue from goods and services transferred to customers over time accounted for 47.7% and 49.2% of our revenue for the three and nine months ended June 28, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Value-added support services revenue, including material management and repair work revenue, amounted to less than 2% of total revenue in each of the three and nine months ended June 26, 2020 and June 28, 2019.

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

	Three Months Ended
	June 26, 2020			June 28, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$14,263	$13,682	$27,945	$11,300	$13,298	$24,598
Medical	4,886	8,376	13,262	5,127	3,744	8,871
Industrial	5,207	950	6,157	4,657	2,198	6,855
	$24,356	$23,008	$47,364	$21,084	$19,240	$40,324

	Nine Months Ended
	June 26, 2020			June 28, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$40,639	$41,122	$81,761	$30,950	$35,755	$66,705
Medical	12,618	22,812	35,430	12,441	12,432	24,873
Industrial	15,419	3,659	19,078	14,063	7,418	21,481
	$68,676	$67,593	$136,269	$57,454	$55,605	$113,059

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services are as follows:

	Nine Months Ended
	June 26, 2020	June 28, 2019
(in thousands)
Beginning balance	$13,229	$7,595
Recognition of deferred revenue	(11,705)	(7,464)
Deferral of revenue	18,915	9,619
Ending balance	$20,439	$9,750

Sales Outside the United States

For each of the three and nine months ended June 26, 2020 and June 28, 2019, less than 2% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the nine months ended June 26, 2020 and June 28, 2019:

	Nine Months Ended
Allowance for doubtful accounts	June 26, 2020	June 28, 2019
(in thousands)
Allowance, beginning of period	$71	$85
Increase (decrease) in provision for doubtful accounts	94	(30)
Write-offs	—	—
Allowance, end of period	$165	$55

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	June 26, 2020	September 30, 2019
(in thousands)
Raw materials	$30,252	$25,393
Work-in-process	12,946	15,928
Finished goods	3,665	2,946
Total inventories	$46,863	$44,267

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	June 26, 2020	September 30, 2019
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,430	7,411
Building under capital lease	7,750	7,750
Machinery and equipment	33,104	31,708
Furniture and fixtures	8,419	8,047
Software	5,215	5,215
Construction in progress	2,439	1,173
Total property, plant and equipment, at cost	65,145	62,092
Accumulated depreciation	(45,031)	(42,659)
Property, plant and equipment, net	$20,114	$19,433

Depreciation expense during the three and nine months ended June 26, 2020 and June 28, 2019 follows:

	Three Months Ended		Nine Months Ended
Depreciation Expense	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
(in thousands)
Depreciation expense	$834	$707	$2,386	$2,008

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			June 26, 2020		September 30, 2019
Credit Facility Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	6/4/2023	$25,664	1.94%	$26,646	4.31%
Term Loan B	v	5/5/2022	—	—	2,779	4.59
Equipment Line Term Note	v	Various	—	—	1,125	4.56
Total debt, gross			25,664		30,550
Unamortized debt issuance costs			(291)		(269)
Total debt, net			25,373		30,281
Less: current portion			—		(1,371)
Long-term debt			$25,373		$28,910

M&T Bank Credit Facilities

Effective as of June 4, 2020, the Company and M&T Bank entered into the Sixth Amended and Restated Credit Facility Agreement (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Prior Credit Facility, as amended”).

Pursuant to the Credit Facility, the Company increased its revolving credit facility to an aggregate principal amount of $45.0 million and added provisions that allow the Company, subject to certain requirements, to request further increases, in minimum amounts of $5.0 million, up to $55.0 million. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Term Loan B and Equipment Line Term Note. The Credit Facility also amended the financial covenant, Fixed Charge Coverage Ratio, and set a Minimum Fixed Charge Coverage Ratio. In addition, the Credit Facility modified the definition of Applicable Margin used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and modified the definition of Permitted Acquisitions. The Credit Facility also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued. During the three months ended June 26, 2020, the Company paid fees of approximately $84 thousand related to this Credit Facility.

Also on June 4, 2020, the Company and M&T Bank entered into a master equipment lease (the “Master Lease”) for a lease line of up to $10.0 million in lease value of equipment to the Company. The Master Lease contains terms and provisions customary for transactions of this type, including obligations relating to the use, operation and maintenance of the equipment. The Master Lease also contains customary events of default, including nonpayment of amounts due under the lease and assignments for the benefit of creditors, bankruptcy or insolvency. In the event that an event of default occurs, M&T Bank may exercise one or more remedies specified in the Master Lease. At the conclusion of the lease term, the Company will have the right to purchase the equipment under the Master Lease. The Master Lease will renew automatically for additional 12-month terms until the Company provides M&T Bank with notice of non-renewal.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

Individual debt facilities provided under the Credit Facility as of June 26, 2020, and Prior Credit Facility, as amended, as of September 30, 2019, are described below:

a)Revolving Credit Facility (“Revolver”): At June 26, 2020, up to $45.0 million was available under the Credit Facility. At September 30, 2019, up to $35.0 million was available through May 5, 2022 under the Prior Credit Facility, as amended. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)Master Lease: At June 26, 2020, we had available a lease line of up to $10.0 million in lease value of equipment pursuant to the Master Lease that was entered into as of June 4, 2020.
c)Term Loan B: As of September 30, 2019, $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of an amendment to the Credit Facility, as amended, the principal was modified from $8.0 million to $6.0 million and principal is being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan was May 5, 2022. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Term Loan B and no amounts remained outstanding as of June 26, 2020.
d)Equipment Line Term Note: On July 26, 2018, $0.8 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $21 thousand and was set to mature on July 26, 2021. On September 27, 2018, $0.1 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $2 thousand and was set to mature on September 27, 2021. On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $9 thousand and was set to mature on March 18, 2022. On May 6, 2019, $0.4 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $11 thousand and was set to mature on May 6, 2022. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Equipment Line Term Note and no amounts remained outstanding as of June 26, 2020.

Borrowing Base

At June 26, 2020, under the Credit Facility, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus (ii) up to 90% of eligible investment grade accounts plus (iii) a percentage of eligible inventories (up to a cap of $30.0 million). At September 30, 2019, under the Prior Credit Facility, as amended, the maximum amount the Company could borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $30.0 million) or (ii) $35.0 million.

At June 26, 2020, the upper limit on Revolver borrowings was $37.0 million and $11.3 million was available. At September 30, 2019, the upper limit on Revolver borrowings was $35.0 million and $8.4 million was available. Average Revolver balances amounted to $25.2 million and $20.0 million during the nine months ended June 26, 2020 and June 28, 2019, respectively.

Interest Rates

Under the Credit Facility, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At June 26, 2020, the applicable marginal interest rate was 1.75% for the Revolver. At September 30, 2019, the applicable marginal interest rate was 2.25% for the Revolver and 2.50% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $45.0 million over average borrowings under the Revolver. For the fiscal quarter ending June 26, 2020, the unused commitment fee was fixed at 0.25%. Fees incurred amounted to $5.8 thousand and $18.3 thousand during the three and nine months ended June 26, 2020, respectively. Fees incurred amounted to $2.6 thousand and $15.3 thousand during the three and nine months ended June 28, 2019, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of June 26, 2020, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended June 26, 2020 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at June 26, 2020. The Credit Facility, as amended, also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at June 26, 2020.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at June 26, 2020 for the next three years taking into consideration the Credit Facility is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending June
2021	$—
2022	—
2023 ¹	25,664
$25,664
1 Includes Revolver balance of $25.7 million at June 26, 2020.

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
A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
Warranty Reserve	June 26, 2020	June 28, 2019
(in thousands)
Reserve, beginning of period	$165	$173
Provision	4	65
Warranty costs	(38)	(89)
Reserve, end of period	$131	$149
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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.5 million for the three and nine months ended June 26, 2020, respectively. Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.1 million and $0.4 million for the three and nine months ended June 28, 2019, respectively.

At June 26, 2020, there were 613,869 shares of common stock remaining available to be issued under the 2019 Plan and 74,718 shares of common stock remaining available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended June 26, 2020 and June 28, 2019 follows:

	Nine Months Ended
Valuation of Options	June 26, 2020	June 28, 2019
Assumptions for Black-Scholes:
Risk-free interest rate	0.49%	2.35%
Expected term in years	5.5	5.5
Volatility	40%	37%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	37,500	20,000
Weighted average fair value per share	$2.65	$2.33
Fair value of options granted (000s)	$99	$47

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	June 26, 2020		June 28, 2019
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	743,145	$4.54	737,145	$4.33
Granted	37,500	5.26	20,000	6.12
Exercised	(30,500)	5.29	(34,000)	4.46
Forfeited	(15,000)	3.92	(24,250)	3.70
Expired	(5,000)	6.91	(5,750)	4.06
Outstanding, end of period	730,145	$4.54	693,145	$4.40

For options expected to vest
Number expected to vest	721,416	$4.53	685,354	$4.39
Weighted average remaining contractual term, in years	3.1		3.4
Intrinsic value (000s)		$3,442		$1,306

For exercisable options
Number exercisable	538,645	$4.15	533,645	$4.18
Weighted average remaining contractual term, in years	1.7		2.7
Intrinsic value (000s)		$2,761		$1,132

For non-exercisable options
Expense not yet recognized (000s)		$345		$232
Weighted average years to be recognized	2.9		3.1

For options exercised
Intrinsic value (000s)		$93		$77

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	June 26, 2020		June 28, 2019
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	82,707	$5.25	103,233	$4.08
Granted	24,850	5.03	32,385	7.09
Vested	(44,482)	4.80	(49,511)	4.08
Forfeited	(13,250)	6.09	(1,400)	4.13
Outstanding, end of period	49,825	$5.32	84,707	$5.23

For non-vested shares
Expense not yet recognized (000s)		$255		$365
Weighted average remaining years for vesting	1.7		2.2

For shares vested
Aggregate fair value on vesting dates (000s)		$317		$333

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

A summary of restricted stock unit activity, together with related data, follows:

	Nine Months Ended
	June 26, 2020		June 28, 2019
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	153,186	$5.36	170,492	$3.96
Granted	50,556	9.19	63,011	7.09
Vested	(17,015)	3.58	(12,258)	4.64
Forfeited	—	—	—	—
Outstanding, end of period	186,727	$6.56	221,245	$4.81

For non-vested shares
Expense not yet recognized (000s)		$818		$573
Weighted average remaining years for vesting	2.0		2.4

For shares vested
Aggregate fair value on vesting dates (000s)		$86		$—

NOTE 9—INCOME TAXES

The income tax expense during each of the three and nine months ended June 26, 2020 and June 28, 2019 follows:

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
(in thousands)
Income tax expense	$550	$221	$1,253	$736

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended June 26, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

The CARES Act includes a provision which accelerates the refund of alternative minimum tax (“AMT”) credits to allow a full utilization or refund of the remaining credits beginning in tax year 2019. As the Company expects to have net operating loss carryforward to offset its 2019 taxable income in full, the AMT credit should be refundable in full. As such, at June 26, 2020, the Company reclassified the remaining portion of its AMT credit from deferred income tax to federal income tax receivable in the condensed consolidated balance sheet.

The Company's estimated annual effective tax rate for fiscal 2020 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and nine months ended June 26, 2020, the permanent items included meals and entertainment and stock based compensation. There were no material discrete items recognized in the three and nine months ended June 26, 2020.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Nine Months Ended
% of Sales by Sector	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019

Aerospace & Defense	59%	61%	60%	59%
Medical	28%	22%	26%	22%
Industrial	13%	17%	14%	19%
	100%	100%	100%	100%

Four individual customers represented 10% or more of sales for the three months ended June 26, 2020. Three of these customers were from the aerospace & defense sector and represented 27%, 11% and 10% of sales. The fourth customer was from the medical sector and represented 17% of sales for the three months ended June 26, 2020. Four individual customers represented 10% or more of sales for the nine months ended June 26, 2020. Three of these customers were from the aerospace & defense sector and represented 26%, 11% and 10% of sales. The fourth customer was from the medical sector and represented 16% of sales for the nine months ended June 26, 2020

One individual customer represented 10% or more of sales for the three months ended June 28, 2019. This customer was from the aerospace & defense sector and represented 24% of sales. One customer represented 10% or more of sales for the nine months ended June 28, 2019. This customer was from the aerospace & defense sector and represented 22% of sales.

Two individual customers represented 10% or more of receivables and accounted for 43% of the outstanding balance at June 26, 2020. Two individual customers represented 10% or more of receivables and accounted for 38% of the outstanding balance at September 30, 2019.

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

Supplemental balance sheet information related to the Company’s operating leases were as follows:

June 26, 2020

Weighted average remaining lease term for operating leases (in years)	4.0
Weighted average discount rate for operating leases	5.47%

Finance Leases

IEC's lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of five years up to approximately thirteen years, with contractual terms expiring in 2024 through 2033.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

June 26, 2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$6,473
Weighted average remaining lease term for finance leases (in years)	11.4
Weighted average discount rate for finance leases	4.83%

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest and financing expense in the condensed consolidated statements of operation, during the three and nine months ended June 26, 2020 were as follows:

		Three Months Ended	Nine Months Ended
Lease Expense	Classification	June 26, 2020	June 26, 2020
(in thousands)
Operating lease expense
Fixed payment operating lease expense ¹	Cost of sales	$62	$155
Fixed payment operating lease expense	Selling and administrative expenses	1	31
Variable payment operating lease expense		—	—
Finance lease expense
Depreciation of ROU assets	Cost of sales	131	404
Interest	Interest and financing expense	87	261
Total lease expense		$281	$851
1 Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the nine months ended June 26, 2020 were as follows:

Nine Months Ended
Supplemental Cash Flow	June 26, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$65
Interest paid on finance leases	261
Financing cash flows from finance leases	—

Lease liabilities arising from obtaining ROU assets:
Operating leases	33

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Operating Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending June
2021	$73
2022	73
2023	72
2024	71
2025 and thereafter	1
Total operating lease payments	290
Less: amounts representing interest	(30)
Total operating lease obligation	$260

A summary of finance lease payments for the next five years follows:

Finance Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending June
2021	$764
2022	778
2023	792
2024	805
2025 and thereafter	6,276
Total finance lease payments	9,415
Less: amounts representing interest	(2,261)
Total finance lease obligation	$7,154

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

As of June 26, 2020, the Company has one outstanding lease agreement that has not yet commenced for certain property located in Newark, New York that will include a new manufacturing facility and administrative offices. The lease is expected to commence in late fiscal 2020 or early fiscal 2021 when construction of the asset is complete.

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
Net Income Per Share	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
(in thousands, except share and per share data)
Basic net income per share:
Net income	$2,114	$1,211	$4,826	$2,953
Less: Income attributable to non-vested shares	10	10	23	25
Net income available to common stockholders	$2,104	$1,201	$4,803	$2,928

Weighted average common shares outstanding	10,424,056	10,332,548	10,388,872	10,294,173

Basic net income per share	$0.20	$0.12	$0.46	$0.28

Diluted net income per share:
Net income	$2,114	$1,211	$4,826	$2,953
Shares used in computing basic net income per share	10,424,056	10,332,548	10,388,872	10,294,173
Dilutive effect of non-vested shares	334,036	309,855	308,416	262,780
Shares used in computing diluted net income per share	10,758,092	10,642,403	10,697,288	10,556,953

Diluted net income per share	$0.20	$0.11	$0.45	$0.28

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019

Anti-dilutive shares excluded	—	52,523	—	39,872

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

Overview

IEC Electronics Corp. (“IEC,” “we,” “our,” “us,” or the “Company”) conducts business directly, as well as through its subsidiaries, IEC Electronics Corp-Albuquerque (“Albuquerque”), and IEC Analysis & Testing Laboratory, LLC (“ATL”). Our former subsidiary, IEC California Holdings, Inc., was dissolved as of September 18, 2019. Our Rochester unit operates as a division of IEC.

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

Employees

Employees are our single greatest resource. Our total employees numbered 867, all of which are full time employees, at June 26, 2020. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to large and technically qualified workforces in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

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

Workforce

The safety and well-being of our employees has been, and continues to be, our top priority, especially during the COVID-19 pandemic. Although we are deemed an essential business based on the lifesaving and mission critical products we support, and we remain fully operational, we chose early on to ask our non-essential employees to work from home in order to reduce the employee density in our facilities. As circumstances have allowed and in accordance with applicable guidelines, we have assigned non-essential employees into two groups, working alternating weeks in the office to maintain social distancing. In support of those working on site, we have taken numerous actions to help provide for a safe work environment and allow for appropriate social distancing, where possible. Some examples of the actions we have taken include, but are not limited to, the following:

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	June 26, 2020	June 28, 2019
(in thousands)
Net sales	$47,364	$40,324

Gross profit	6,642	5,605
Selling and administrative expenses	3,678	3,721
Interest and financing expense	300	452
Income before income taxes	2,664	1,432
Income tax expense	550	221
Net income	$2,114	$1,211

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	June 26, 2020	June 28, 2019

Aerospace & Defense	59%	61%
Medical	28%	22%
Industrial	13%	17%
	100%	100%

Revenue increased in the third quarter of fiscal 2020 by $7.0 million or 17% as compared to the third quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $3.4 million, revenue from the medical sector increased $4.4 million and revenue from the industrial sector decreased $0.7 million.
Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $3.4 million in the third quarter of fiscal 2020. Production ramp up of various customers resulted in an increase of revenue of $6.0 million, and there was also an additional $0.4 million of increase in customer demand. These increases were partially offset by reductions to revenue from various customers due to decreases in demand of $0.8 million, disengagements of $0.8 million, programs ending of $0.1 million and program delays of $0.9 million.

The medical sector saw an increase of $4.4 million in the third quarter of fiscal 2020 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with one customer amounting to $5.3 million and various net increases in customer demand of $0.4 million. These increases were partially offset by decreases of $1.4 million from a program being on hold from one customer. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $0.7 million resulted primarily from the decreases in customer demand of $1.2 million. These decreases were partially offset by increase in customer demand of $0.5 million from various customers.

Gross margin percent for the third quarter of fiscal 2020 increased slightly to 14.0% of sales versus 13.9% of sales in the third quarter of the prior fiscal year. Customer mix had the most significant impact on gross profit.

Selling and administrative (“S&A”) expenses remained flat in the third quarter of fiscal 2020, but represented 7.8% of sales in the third quarter of fiscal 2020 compared to 9.2% of sales in the same quarter of the prior fiscal year.

Interest and financing expense decreased by $0.2 million in the third quarter of fiscal 2020 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 2.22% lower during the third quarter of fiscal 2020 compared to the third quarter of the prior fiscal year. Our average outstanding debt balances increased by $0.5 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 because of higher balances on our revolving credit facility, offset by lower balances on equipment line term notes to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.2 million and $0.3 million for the third quarter of fiscal 2020 and fiscal 2019, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. In the quarter ended June 26, 2020, we paid minimal taxes. At the end of fiscal 2019, the gross NOL carryforwards amounted to approximately $23.4 million. The NOL carryforwards expire in varying amounts between 2023 and 2035, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
Income Statement Data	June 26, 2020	June 28, 2019
(in thousands)
Net sales	$136,269	$113,059

Gross profit	17,384	15,251
Selling and administrative expenses	10,194	10,402
Interest and financing expense	1,111	1,160
Income before income taxes	6,079	3,689
Income tax expense	1,253	736
Net income	$4,826	$2,953

A summary of sales, according to the market sector within which our customers operate, follows:

	Nine Months Ended
% of Sales by Sector	June 26, 2020	June 28, 2019

Aerospace & Defense	60%	59%
Medical	26%	22%
Industrial	14%	19%
	100%	100%

Revenue increased in the first nine months of fiscal 2020 by $23.2 million or 21% as compared to the first nine months of the prior fiscal year. Revenues from the aerospace & defense sector increased $15.8 million, revenue from the medical sector increased $9.7 million and revenue from the industrial sector decreased $2.3 million.
Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $15.8 million in the first nine months of fiscal 2020. Net increases in customer demand resulted in a $19.4 million increase in revenue. These increases were partially offset by disengagements with customers resulting in a decrease of $3.6 million in the first nine months of fiscal 2020.

The medical sector saw an increase of $9.7 million in the first nine months of fiscal 2020 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with three customers amounting to $15.2 million. These increases were partially offset by decreases of $4.6 million from a program being on hold from one customer and also net decreases in demand from various customers of $0.9 million. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $2.3 million resulted primarily from the decreases in customer demand of $2.0 million in the first nine months of fiscal 2020. There was also a decrease of $2.0 million from a program being on hold from two customers. These decreases were partially offset by increase in customer demand of $1.7 million from various customers.

Due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge during the first nine months of fiscal 2020, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process. No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our GAAP financial results. Net income in the first nine months was $4.8 million, and, adjusted for the $1.0 million pre-tax impact from the one-time inventory reserve, adjusted net income was $5.6 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Gross margin for the first nine months of fiscal 2020 decreased to 12.8% of sales versus 13.5% of sales in the first nine months of the prior fiscal year. The customer bankruptcy filing had the most significant impact on gross profit, in addition to customer mix. Excluding the non-cash charge related to the customer's Chapter 11 bankruptcy filing, our adjusted gross margin would have been 13.5% of sales. Information regarding this non-GAAP measure and a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin percent are provided below under “Non-GAAP Financial Measures.”

Selling and administrative (“S&A”) expenses decreased $0.2 million and represented 7.5% of sales in the first nine months of fiscal 2020 compared to 9.2% of sales in the first nine months of the prior fiscal year. The decrease in S&A expenses was primarily due to lower payroll and related expenses.

Interest and financing expense remained flat in the first nine months of fiscal 2020 compared to the same period of the prior fiscal year. The weighted average interest rate on our debt was 1.54% lower during the first nine months of fiscal 2020 compared to the first nine months of the prior fiscal year. Our average outstanding debt balances increased by $4.5 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 because of higher balances on our revolving credit facility, offset by lower balances on equipment line term notes to fund capital purchases. Cash paid for interest on credit facility debt was approximately $0.8 million and $0.9 million for the first nine months of fiscal 2020 and fiscal 2019, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. In the first nine months of fiscal 2020, we paid minimal taxes. At the end of fiscal 2019, the gross NOL carryforwards amounted to approximately $23.4 million. The NOL carryforwards expire in varying amounts between 2023 and 2035, unless utilized prior to these dates.

Non-GAAP Financial Measures

In addition to reporting net income, gross profit, gross margin and net income per basic and diluted share, U.S. GAAP measures, we present adjusted net income, adjusted gross profit, adjusted gross margin, adjusted net income per common share, basic and adjusted net income per common share, diluted, which are non-GAAP measures, to reflect the impact of a one-time inventory reserve related to a customer’s bankruptcy. We believe these non-GAAP measures are important measures of our performance because they allow management, investors and others to evaluate and compare our performance from period to period by removing the impact of the one-time inventory reserve related to a customer's bankruptcy. Adjusted net income, adjusted gross profit, adjusted gross margin, adjusted net income per common share, basic and adjusted net income per common share, diluted are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute for the GAAP measures of net income gross profit, gross margin and net income per basic and diluted share, and therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. These non-GAAP measures may produce results that vary from the GAAP measures and may not be comparable to a similarly titled non-GAAP measure used by other companies.

Nine Months Ended
June 26, 2020
Reconciliation to adjusted gross profit:
Gross profit	$17,384
Non-cash charge (1)	987
Adjusted gross profit	$18,371

Reconciliation to adjusted gross margin:
Gross margin	12.8%
Non-cash charge (1)	0.7%
Adjusted gross margin	13.5%

Reconciliation to adjusted net income:
Net income	$4,826
Non-cash charge (1)	987
Income tax effect (2)	(207)
Adjusted net income	$5,606

Reconciliation to adjusted net income per common share:
Net income per common share, basic	$0.46
Non-cash charge, net of tax (1)(2)	0.08
Adjusted net income per common share, basic	$0.54

Net income per common share, diluted	$0.45
Non-cash charge, net of tax (1)(2)	0.07
Adjusted net income per common share, diluted (3)	$0.52
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

Liquidity and Capital Resources

Capital Resources

As of June 26, 2020, there were $2.5 million of outstanding capital expenditure commitments for manufacturing equipment. We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended June 26, 2020 and June 28, 2019 follows:

	Nine Months Ended
Cash Flow Data	June 26, 2020	June 28, 2019
(in thousands)
Cash, beginning of period	$—	$—
Net cash provided by/(used in):
Operating activities	7,756	(9,242)
Investing activities	(3,067)	(1,099)
Financing activities	(4,689)	10,341
Net cash change for the period	—	—
Cash, end of period	$—	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $10.8 million and $6.1 million for the first nine months of fiscal 2020 and fiscal 2019, respectively. Net income of $4.8 million in the first nine months of fiscal 2020 improved compared to the same period of the prior fiscal year mainly due to increased sales. Net income was $3.0 million during the first nine months of the prior fiscal year.

Working capital used cash flows of $3.0 million in the first nine months of fiscal 2020 and $15.3 million in the first nine months of fiscal 2019. The change in working capital in the first nine months of fiscal 2020 was due to increases in accounts receivable of $2.8 million, increases in unbilled contract revenue of $1.0 million, increases in inventories of $3.8 million, decreases in accounts payable of $1.2 million and increases in customer deposits of $7.2 million. Inventory and customer deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The increase in accounts receivable was primarily due to the timing of sales and billings. The decrease in accounts payable was due to timing.

Investing activities

Cash flows used in investing activities were $3.1 million and $1.1 million for the first nine months of fiscal 2020 and 2019, respectively. Cash flows used in each of the first nine months of fiscal 2020 and fiscal 2019 consisted of purchases of equipment.

Financing activities

Cash flows used in financing activities were $4.7 million for the first nine months of fiscal 2020 compared to inflows of $10.3 million for the first nine months of fiscal 2019. During the first nine months of fiscal 2020, net repayments under all credit facilities were $4.9 million, with $1.0 million of net repayments under the Revolver, as defined below, and repayments of $3.9 million for term debt. During the first nine months of fiscal 2019, net borrowings under all credit facilities were $10.5 million, with $11.0 million of net borrowings under the Revolver, repayments of $0.9 million for term debt and $0.4 million of new borrowings related to equipment line advances.

Credit Facilities

At June 26, 2020, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amended and Restated Credit Facility Agreement (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (the “Prior Credit Facility, as amended”) amounted to $25.7 million, and the upper limit was $37.0 million. We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of June 26, 2020, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended June 26, 2020. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at June 26, 2020. The Fixed Charge Coverage Ratio was calculated as 2.45 at June 26, 2020. The Company was in compliance with the financial debt covenant at June 26, 2020.

Detailed information regarding our borrowings at June 26, 2020 is provided in Note 6—Credit Facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk. The Company may use derivatives only for the purpose of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure. The Company did not have any derivative financial instruments at June 26, 2020 or September 30, 2019.

At June 26, 2020, the Company had $25.7 million of debt, all comprised of variable interest rates. Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of June 26, 2020 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility. M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 26, 2020, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 26, 2020, our disclosure controls and procedures were effective.

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

In response to the COVID-19 pandemic, some of our employees worked remotely during the third quarter of fiscal 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected by these changes to the working environment during this period. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended June 26, 2020, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, supply chain, and distribution network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for our third quarter of fiscal 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Project disengagements and delays and decreases in customer demand in response to the pandemic, could adversely impact our business and results of operations. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

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

During the third quarter of fiscal 2020, the aerospace & defense sector represented 59% of our business and the medical sector represented 28% of our business. Due to the nature of the lifesaving and mission critical products provided by these markets, many of our customers in these sectors are deemed to be essential businesses. In response to the pandemic and the increased demand for aerospace & defense, medical and lifesaving products, we experienced some increases in demand from existing customers in the aerospace & defense and medical sectors. This demand has increased at the same time our supply chain has begun to face limitations, which may result in a shortage of supply, increased costs, and delays, requiring us in certain instances to pass through expenses or otherwise increase prices. Customers may reject any attempts to pass through expenses or increase pricing which would negatively impact our business. Further, if we are unable to ramp up our production, hire and onboard sufficient staff to meet the increased demand, or if we are otherwise unable to timely meet the demand from our customers, our business and results of operations will be negatively affected. The realization of our backlog is affected by our performance and the late completion of a project may result in decreased revenues derived from those projects. In addition, the increase in demand we are currently experiencing from the medical sector as a result of the COVID-19 pandemic may not continue after the pandemic subsides. Moreover, the increase in demand may result in decreased demand for such products after the COVID-19 pandemic subsides because there may be a large surplus of such medical products after the pandemic subsides.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Sixth Amended and Restated Credit Facility Agreement as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company
10.2*	Master Equipment Lease as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company
10.3*	First Amendment to the Master Equipment Lease as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Income Statements (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

August 5, 2020	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)