Form 10-K
period 2020-09-30
IEC ELECTRONICS CORP
filed 2020-11-20
CIK 49728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2020
or
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
Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At March 27, 2020, the last business day of the registrant’s second quarter for the fiscal year ended September 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $66,722,319 (based on the closing price of the registrant’s common stock on the Nasdaq Global Market on such date). Shares of common stock held by each executive officer and director and by each person and entity who beneficially owns more than 10% of the outstanding common stock have been excluded in that such person or entity may be deemed to be an affiliate for purposes of this calculation. Such exclusion should not be deemed a determination or admission by the registrant that such individuals or entities are, in fact, affiliates of the registrant.

As of November 10, 2020, there were 10,503,083 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of IEC Electronics Corp.’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III Items 10, 11, 12, 13 and 14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this report to “IEC,” the “Company,” “we,” “our,” or “us” mean IEC Electronics Corp. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“Form 10-K”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding future sales and operating results, future prospects, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: the continued impact of the COVID-19 pandemic on our business, including our supply chain, workforce and customer demand; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; our ability to control our material, labor and other costs; our dependence on a limited number of major customers and suppliers; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including U.S. Food and Drug Administration (the “FDA”) regulations; unforeseen product failures and the potential product liability claims that may be associated with such failures; technological, engineering and other start-up issues related to new programs and products; variability and timing of customer requirements; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; the ability to realize the full value of our backlog; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; variability of our operating results; our ability to maintain effective internal controls over financial reporting; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements included in this Form 10-K are made only as of the date indicated or as of the date of this Form 10-K. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Organization

IEC Electronics Corp., a Delaware corporation, is the successor by merger in 1990 to IEC Electronics Corp., a New York corporation, which was originally organized in 1966. Our executive offices are located at 105 Norton Street, Newark, New York 14513. Our telephone number is 315-331-7742, and our Internet address is www.iec-electronics.com. We have not incorporated by reference into this report the information included, or that can be accessed through, our website and you should not consider it to be part of this report.

The Electronics Manufacturing Services Industry

The EMS industry specializes in providing the program management, technical support and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Primarily as a response to rapid technological change and increased competition in the electronics industry, OEMs have recognized that by utilizing EMS providers, such as IEC, they can improve their competitive position, realize an improved return on investment and concentrate on their core competencies such as research, product design and development and marketing. In addition, EMS providers allow OEMs to bring new products to market more rapidly and to adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment and personnel; reduce inventory and other overhead costs; and determine known unit costs over the life of a contract. Many OEMs now consider EMS providers valued partners in executing their business and manufacturing strategy.

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

We compete against numerous foreign and domestic companies in addition to the internal capabilities of some of our customers. Some of our competitors include Sparton Corporation, Benchmark Electronics, Inc., Plexus Corp. and Ducommun Incorporated. We may face new competitors in the future as the outsourcing industry evolves and existing or new-to-market companies develop capabilities similar to ours.

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

For the fiscal year ended September 30, 2020 (“fiscal 2020”), IEC obtained 22% of the materials used in production from two vendors, Avnet, Inc. and Arrow Electronics Inc. If either of these vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

To reduce risk, the Company seeks a balanced distribution of business across industry sectors, as indicated in the table that follows. This can fluctuate based on end customer demands.

	Years Ended
Percent of Sales by Sector	September 30, 2020	September 30, 2019

Aerospace and Defense	60%	60%
Medical	26%	22%
Industrial	14%	18%
	100%	100%

Two individual customers in the aerospace and defense sector, ViaSat Inc., at 27%, and L3Harris Technologies, Inc. at 11%, represented 10% or more of sales in fiscal 2020. One customer in the medical sector, Baxter International, Inc. at 17%, represented 10% or more in sales in fiscal 2020. In the fiscal year ended September 30, 2019 (“fiscal 2019”), one individual customer in the aerospace and defense sector, ViaSat Inc., at 23% represented 10% or more of sales.

Two individual customers represented 10% or more of receivables at September 30, 2020. One customer is in the aerospace and defense sector and the other is in the medical sector, and together they accounted for 30% of the outstanding balances at September 30, 2020. Two individual customers represented 10% or more of receivables at September 30, 2019. Both customers were in the aerospace and defense sector, and together accounted for 38% of the outstanding balances at September 30, 2019.

Backlog

Our backlog at the end of fiscal 2020 was $194.5 million, which is 8.2% lower than $212.0 million at the end of fiscal 2019. Backlog consists of two categories: purchase orders and firm forecasted commitments. In addition to fulfilling orders and commitments contained in quarter-end backlog reports, we also receive and ship orders within each quarter that do not appear in the period end backlog reports. Variations in the magnitude and duration of contracts as well as customer delivery requirements may result in fluctuations in backlog from period to period. Approximately $180.2 million of our backlog at September 30, 2020, an increase of 19.1%, is expected to be shipped within the fiscal year ending September 30, 2021 (“fiscal 2021”), with the remainder expected to ship in future years. This compares to $151.3 million that was expected to be shipped within 12 months from year-end as of September 30, 2019, with the remainder at such time that was expected to be shipped greater than 12 months from the prior year-end.

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

Employees

Employees are our single greatest resource. Our total employees numbered 860, all of which are full time employees, at September 30, 2020. Some of our full-time employees are temporary employees. We make a concerted effort to engage our employees in initiatives that improve our business and provide opportunities for growth, and we believe that our employee relations are good. We have access to a large and technically qualified workforce in close proximity to our operating locations in Rochester, NY and Albuquerque, NM.

Expansion of Newark, New York Manufacturing Operations

In February 2018, we announced that we will open a new state-of-the-art manufacturing facility in Newark, NY funded in part by the State of New York. The new 150,000 square foot facility is located in the Silver Hill Technology Park and allowed us to design, from the ground up, a state-of-the-art, advanced technology facility to support our operations. As part of this expansion, we intend to move our administrative offices to this location.

COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt supply chains and affect production and sales across a range of industries. The extent of the impact of the COVID-19 pandemic on our supply chain, workforce, customer demand, operations and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.

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

Supply Chain

The COVID-19 pandemic presents a level of uncertainty around the availability of raw material components in future periods. During March 2020, we were aware of some component manufacturers that were required to shut down temporarily, as a result of COVID-19 related illnesses impacting their employee populations or to comply with government mandates. Due to the lifesaving and mission critical nature of the products we support, many of our suppliers and the related programs are given certain priority ratings, which helped to ensure the required supply of material continued.

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

Customer Demand

Due to the nature of the lifesaving and mission critical products that we support, the majority of our customers are also deemed to be essential businesses and remain operational. At a macro level, we have seen increases in demand from some of our existing customers, especially those in the medical sector. However, certain customers have requested that a portion of their demand be moved out to future periods beyond fiscal 2021. To date, these requests represent a small percentage of our current backlog and we do not expect to see a material impact from these requests. We continue to work in partnership with our customers to continually assess any potential impacts from the pandemic and opportunities to mitigate risk.

Item 1A.    RISK FACTORS

Risks Related to the COVID-19 Pandemic

Our business, results of operations and financial condition may be adversely impacted by the recent “COVID-19” pandemic.

The COVID-19 pandemic has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic impacts our customers, employees, supply chain, and distribution network. While the COVID-19 pandemic did not have a material adverse effect on our reported results for fiscal 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Project disengagements and delays and decreases in customer demand in response to the pandemic, could adversely impact our business and results of operations. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Item 1A, "Risk Factors", any of which could have a material effect on us. This situation continues to change rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic, or similar health epidemics, could negatively impact our supply chain thereby adversely affecting our business.

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

The COVID-19 pandemic may significantly disrupt our workforce, including our ability to hire and onboard employees, if a significant percentage of our employees or any potential hires are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of changes to unemployment insurance where unemployed workers can receive benefits in excess of what would be offered for working for us. While we remain fully operational at this time, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic progresses, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related-illness could impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

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

During fiscal 2020, the aerospace & defense sector represented 60% of our business and the medical sector represented 26% of our business. Due to the nature of the lifesaving and mission critical products provided by these markets, many of our customers in these sectors are deemed to be essential businesses. In response to the pandemic and the increased demand for aerospace & defense, medical and lifesaving products, we experienced increases in demand from existing customers in the aerospace & defense and medical sectors. This demand has increased at the same time our supply chain has begun to face limitations, which may result in a shortage of supply, increased costs, and delays, requiring us in certain instances to pass through expenses or otherwise increase prices. Customers may reject any attempts to pass through expenses or increase pricing which would negatively impact our business. Further, if we are unable to ramp up our production, hire and onboard sufficient staff to meet the increased demand, or if we are otherwise unable to timely meet the demand from our customers, our business and results of operations will be negatively affected. The realization of our backlog is affected by our performance and the late completion of a project may result in decreased revenues derived from those projects. In addition, the increase in demand we are currently experiencing from the medical sector as a result of the COVID-19 pandemic may not continue after the pandemic subsides. Moreover, the increase in demand may result in decreased demand for such products after the COVID-19 pandemic subsides because there may be a large surplus of such medical products after the pandemic subsides.

Business and Operational Risks

We depend on a relatively small number of customers, the loss of one or more of whom may have a material adverse effect on our operating results.

A relatively small number of customers are responsible for a significant portion of our net sales. During fiscal 2020 and fiscal 2019, our five largest customers accounted for 68% and 51% of net sales, respectively. The percentage of our sales to our major customers may fluctuate from period to period, and our principal customers may also vary from year to year. Significant reduction in sales to any of our major customers, or the loss of a major customer, could have a material adverse effect on our results of operations and financial condition.

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

Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors may include, but may not be limited to:

•the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;
•the inability of our customers to develop and market their products, some of which are new and untested;
•increased competition among our customers and their competitors, including downward pressure on pricing;
•the potential that our customers’ products may become obsolete, or the failure of our customers’ products to gain anticipated commercial acceptance; and
•periods of significantly decreased demand in our customers’ markets.

Because a significant portion of our business is defense-related, reductions or delays in U.S. defense spending may have a material adverse effect on our revenues.

During fiscal 2020 and fiscal 2019, our sales to customers serving the aerospace and defense industries approximated 60% of our sales in both years. Because these products and services are ultimately sold to the U.S. government by our customers, these sales are affected by, among other things, the federal budget process, which is driven by numerous factors beyond our control, including geopolitical, macroeconomic and political conditions. The contracts between our direct customers and their government customers are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

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

The medical sector represented approximately 26% and 22% of our sales during fiscal 2020 and fiscal 2019, respectively. Medical device industries are intensely competitive and heavily regulated. Medical businesses must operate within an evolving regulatory and risk environment, with ongoing pricing and cost pressures, and adoption of new business models driven by scientific and technological advances. Any significant change in production rates or any restructuring by customers in this sector would likely have a material effect on our results of operations. There is no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the medical sector could have a negative impact on our business and financial results.

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

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•hire and retain qualified engineering and technical personnel;
•maintain and enhance our technological leadership; and
•develop and market manufacturing services that meet changing customer needs.

Although we believe that our operations provide the assembly and testing technologies, equipment and processes that are currently required by our customers, there is no certainty that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive; or we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could adversely affect our operating results, as could our failure to anticipate and adapt to our customers’ changing technological requirements.

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

Further, any new acquisitions or developments by us will require the hiring of significant additional workforce to support operations at such properties. Any shortage of skilled labor in the areas of these operations could result in our having insufficient personnel to expand production and fully utilize capacity at our new or developed properties, which could adversely affect our financial condition and results of operations. As a result of our acquisitions and developments, we may be more susceptible to labor shortages than our competitors.

Increases in minimum wage could increase the cost of our labor and have a material adverse effect on our financial results.

We have a substantial number of hourly employees who are paid wage rates at or above the applicable federal or state minimum wage. From time to time, federal and state governments have increased and will consider increases in the minimum wage. Several states in which we operate have enacted increases in the minimum wage and legislation to increase the minimum wage may be enacted in the future in states in which we operate. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees in order to remain competitive. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Our operating results may fluctuate from period to period.

Our annual and quarterly operating results may fluctuate significantly depending on various factors, many of which are beyond our control. These factors may include, but are not necessarily limited to:

•adverse changes in general economic conditions;
•natural disasters that may impede our operations, the operation of our customers’ business, or availability of manufacturing inputs from our suppliers;
•the level and timing of customer orders and the accuracy of customer forecasts;
•the capacity utilization of our manufacturing facilities and associated fixed costs;
•price competition;
•market acceptance of our customers’ products;
•business conditions in our customers’ end markets;
•our level of experience in manufacturing a particular product;
•changes in the mix of sales to our customers;
•variations in efficiencies achieved in managing inventories and property, plant and equipment;
•fluctuations in cost and availability of materials;
•timing of expenditures in anticipation of future orders;
•changes in cost and availability of labor and components;
•our effectiveness in managing the high reliability manufacturing process required by our customers; and
•failure or external breach of our information technology systems.

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
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. We have been and may be required in the future to expend funds and resources in order to rectify identified deficiencies in our internal controls. Our disclosure controls and internal control over financial reporting may not prevent all errors or all instances of fraud. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The benefits of a control system also must be considered relative to the costs of the system and management’s judgments regarding the likelihood of potential events. There can be no assurance that any control system will succeed in achieving its goals under all possible future conditions, and as a result of these inherent limitations, misstatements due to error or fraud may occur and may or may not be detected. If there is a failure in any of our internal controls and procedures, we could face investigation or enforcement actions by the SEC and other governmental and regulatory bodies, litigation, loss of reputation and investor confidence, the inability to acquire capital, and other material adverse effects on our finances and business operations.

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

At the end of fiscal 2020, our backlog was $194.5 million. We may never realize all of the revenue included in our present backlog. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period due to the receipt, timing, and amount of revenue under contracts included in backlog being subject to various contingencies, many of which are beyond our control. Even if our revenue included in our backlog is realized, there can be no guarantee that the revenue realization will result in a profit. A failure to realize any or all of the revenue included in our present backlog could result in a material adverse effect on our business and results of operations.

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

Customers may cancel their orders, change production quantities or delay production for any number of reasons that are beyond our ability to foresee or control. Although we are always seeking new opportunities, we may not be able to replace any deferred, reduced or canceled orders. Cancellations, reductions or delays by a significant customer or by a group of customers could adversely affect our operating results and working capital levels. Such cancellations, reductions or delays have occurred and may occur again. The volume and timing of sales to our customers may vary due to:

•variation in demand for our customers’ products in their end markets;
•actions taken by our customers to manage their inventory;
•product design changes by our customers; or
•changes in our customers’ manufacturing strategy.

Due in part to these factors, most of our customers do not commit to firm, long-term production schedules. Therefore, we make significant judgments based on our estimates of customer requirements, including:

•deciding on the levels of business that we will seek;
•production schedules;
•component procurement commitments;
•equipment requirements;
•personnel needs; and
•other resource requirements.

Increased competition may result in decreased demand or reduced prices for our products and services.

The EMS industry is highly fragmented and characterized by intense competition. Additionally, consolidation in the electronic industry could result in an increasing number of very large electronics companies offering products similar to ours in multiple sectors of the EMS industry. We may be operating at a cost disadvantage compared to larger EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of other efficiencies of scale or their geographic location. As a result, other EMS providers with significant purchasing and marketing power may have a competitive advantage. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the prices of their products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these factors may cause a decline in our sales, loss of market acceptance for our products or services, profit margin compression, or loss of market share.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and adversely affect our operating results.

For fiscal 2020, IEC obtained 22% of the materials used in production from two vendors Avnet, Inc. and Arrow Electronics, Inc. If our vendors were to cease supplying us with materials for any reason, we would be forced to find alternative sources of supply. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Many of the products we manufacture require one or more components that are available from a limited number of suppliers. In response to supply shortages, some of these components are from time to time subject to allocation limits. In some cases, supply shortages or delayed deliveries could substantially curtail production of those assemblies requiring a limited-supply component, which could contribute to an increase in our inventory levels, and could delay shipments to customers and the associated revenue of all products using that component. Component shortages have been prevalent in our industry, and such shortages may recur. An increase in economic activity could result in shortages if manufacturers of components do not adequately anticipate increased order volume or if they have excessively reduced their production capabilities. World events, armed conflict, governmental regulation, embargoes and changes in trade relations, natural disaster, and epidemics could also affect our supply chain, leading to an inability to obtain sufficient components on a timely basis.

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

We have access to, create and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. As certain of our employees work remotely in accordance with government mandates related to the ongoing pandemic, we face heightened cyber-security risks related to unauthorized system access, aggressive social engineering tactics, and attacks on our information technology systems used to conduct our business. For example, during the fourth quarter of fiscal 2020, we were subject to a cyber incident which, individually and in the aggregate, did not result in a material impact to our operations or financial condition. While we have taken preventative measures to mitigate this risk, we can provide no assurance that we will not be the subject of similar cyberattacks in the future. Cybersecurity breaches, system disruptions and failures may interrupt or delay our ability to provide services to our customers and expose our business and our customers to harm. Any such breach could compromise our networks and the information stored there could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our customer relationships, impair our ability to record, process and report accurate information to our stockholders and the SEC, or result in legal claims or proceedings, any of which could adversely affect our business, financial condition, revenues and competitive position. We carry cyber insurance to minimize the potential impact that a security breach may have on our financial condition or results of operations; however, liabilities incurred in connection with a security breach could exceed the limit that our insurer will pay or reimburse, in which case we would bear these fees and costs directly.

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

Our business has benefited from OEMs deciding to outsource their EMS needs to us. Our future revenue growth depends, in part, on new outsourcing opportunities from OEMs. Current and prospective customers continuously evaluate our performance against other providers, including off-shore procurement opportunities. They also evaluate the potential benefits of manufacturing these products themselves. To the extent that outsourcing opportunities are not available either due to OEM decisions to produce these products themselves or to use other domestic or foreign providers, this could have a material adverse effect on our financial results and prospects.

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

Acquired properties and development may subject us to unanticipated liabilities.

Properties that we have acquired, or those we may acquire in the future, may subject us to unanticipated liabilities for which we would have no recourse, or only limited recourse, to the former owners of such facilities, including the discovery of structural or other latent defects in the property. As a result, if a third party claim for liability were asserted against us based upon ownership of an acquired facility, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired facilities could include, among other things, (i) liabilities for clean-up of undisclosed environmental contamination, (ii) claims by vendors or other persons arising on account of actions or omissions of the former owners of the facilities, and (iii) liabilities incurred in the ordinary course of business.

Further, acquiring properties that are not yet fully developed or need substantial renovation, rehabilitation or redevelopment poses additional risks, including delays or cost overruns due to a variety of factors including, material or labor shortages, difficulties in obtaining necessary permits and authorizations, and unanticipated changes in scope of the project due to unforeseen structural or environmental issues. Any failure to complete a redevelopment project in a timely manner and within budget could have a material adverse effect upon our business, results of operation and financial condition.

Demand estimates for investments in new properties or development may not result in the benefits we anticipate from these investments.

Substantial capital investments are made in connection with acquisitions and development of our properties to increase our capacity. If we overestimate demand, we may not realize the benefit we anticipate from these investments. Overestimates in customer demand could result in excess capacity at our properties, which would result in increased fixed costs relative to the revenue we generate, which could adversely affect our results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We own or lease properties in three locations that together house our administrative offices (“AO”), engineering (“E”), manufacturing (“M”), warehouse (“W”) and distribution (“D”) functions, as follows:

Location	Principal Use	Building SF	Owned/Leased	Lease Expiration
Newark, New York (1)	AO,E,M,W,D	235,000	Owned	N/A
Rochester, New York	AO,M,W,D	47,000	Leased	5/31/2033
	AO,M,W,D (2)	86,000	Owned	N/A
Albuquerque, New Mexico	AO,E,M,W,D	72,000	Leased	9/30/2031
(1)Please see the disclosure regarding the expansion of our operations in Newark, NY below and under “Expansion of Newark, New York Manufacturing Operations” in Part I, Item 1 of this report.
(2)Please see the disclosure regarding our recent acquisition of the Jetview property in Rochester, NY under “Note 15—Subsequent Events.” We anticipate that when operational this property will be principally used for administrative offices, manufacturing, warehouse and distribution functions.

Our properties are generally in good condition and are suitable for their intended purposes.

On December 10, 2018, the Company, entered into a Lease (the “Lease”), with 1000 Silver Hill LV LLC, a New York limited liability company (the “Landlord”), for certain property located in Newark, New York, that will include a new state-of-the art manufacturing facility and administrative offices having approximately 153,000 square feet (the “Property”). Pursuant to the Lease, the Company will lease the Property for an initial term of 15 years with one renewal option of 10 years. The lease will not commence until we take control of the building, which is anticipated to be during fiscal 2021.

In October 2020, the Company acquired an approximately 86,000 square foot industrial and office building and certain equipment located at 50 Jetview Drive, Rochester, New York for a purchase price of $5,250,000, exclusive of closing costs. The Company financed a portion of the purchase price for this property with a mortgage loan from M&T Bank.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal actions in the ordinary course of our business, but management does not believe that any such proceedings individually or in the aggregate, will have a material effect on our consolidated financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers at September 30, 2020 were as follows:

Name:	Age:	Title:
Jeffrey T. Schlarbaum	54	President and Chief Executive Officer
Thomas L. Barbato	51	Senior Vice President and Chief Financial Officer

Jeffrey T. Schlarbaum, age 54, has served as a director and as our President and Chief Executive Officer since February 2015. From February 2013 to June 2013 and from June 2014 to February 2015, Mr. Schlarbaum pursued personal interests. From June 2013 to June 2014, Mr. Schlarbaum served as Chief Operations Officer for LaserMax, Inc., a manufacturer of laser gun sights for law enforcement and the shooting sports community. From October 2010 to February 2013, Mr. Schlarbaum served as our President. Prior to that, Mr. Schlarbaum served as our Executive Vice President and President of Contract Manufacturing from October 2008 to October 2010, Executive Vice President from November 2006 to October 2008 and Vice President, Sales & Marketing from May 2004 to November 2006. Prior to joining us, Mr. Schlarbaum served in senior management roles with various contract manufacturing companies. Since July 2017, Mr. Schlarbaum also serves as a director and member of the audit committee of Lakeland Industries, Inc.

Thomas L. Barbato, age 51, has served as our Senior Vice President and Chief Financial Officer since September 2018.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “IEC”.

(b) Holders

As of November 10, 2020, there were approximately 177 holders of record of IEC’s common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

(c) Dividends

Our Credit Facility includes certain restrictions on paying cash dividends as more fully described in Note 6—Credit Facilities to the Consolidated Financial Statements. We have never paid any cash dividends and have no current plans to pay any dividends in the foreseeable future.

(d) Recent sales of Unregistered Securities

None.

(e) Repurchases of IEC Securities

We did not repurchase any shares during the fourth quarter of the fiscal year ended September 30, 2020. Furthermore, certain covenants in our credit agreement with M&T Bank limit our ability to repurchase shares of our common stock.

Item 6. SELECTED FINANCIAL DATA

	Years Ended September 30,
	2020	2019	2018	2017	2016
(amounts in thousands, except per share data)			(a)
Net sales	$182,714	$156,981	$116,922	$96,455	$127,010
Gross profit	24,120	21,644	14,157	11,257	20,287
Operating profit	10,134	7,568	2,719	1,060	6,248
Income before income taxes	8,696	5,923	1,573	143	4,856
Provision/(benefit) for income taxes	1,943	1,176	(8,837)	62	70
Net income	$6,753	$4,747	$10,410	$81	$4,786

Gross margin as % of sales	13.2%	13.8%	12.1%	11.7%	16.0%
Operating profit as % of sales	5.5%	4.8%	2.3%	1.1%	4.9%

Diluted net income per common share:	$0.63	$0.45	$1.01	$0.01	$0.47

Working capital	$38,448	$40,915	$20,748	$17,194	$19,772
Total assets	122,964	110,832	90,448	52,447	50,397
Long-term debt (excluding current portion)	21,476	28,910	16,002	14,023	16,732
Long-term finance lease obligation	6,616	6,685	7,027	5,362	—
Stockholders’ equity	39,155	31,240	25,376	14,429	13,864
(a)	Fiscal year 2018 was impacted by the income tax benefit recorded to release the majority of the valuation allowance against the net deferred income tax assets.

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

Results of Operations

Fiscal Years Ended September 30, 2020 and 2019

A summary of selected income statement amounts during the fiscal years ended September 30, 2020 and 2019 is as follows:

	Years Ended
Income Statement Data	September 30, 2020	September 30, 2019
(in thousands)
Net sales	$182,714	$156,981

Gross profit	24,120	21,644
Selling and administrative expenses	13,986	14,076
Interest expense	1,438	1,645
Income before income taxes	8,696	5,923
Provision for income taxes	1,943	1,176
Net income	$6,753	$4,747

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
Percent of Sales by Sector	September 30, 2020	September 30, 2019

Aerospace and Defense	60%	60%
Medical	26%	22%
Industrial	14%	18%
	100%	100%

Revenue increased 16.4%, or $25.7 million, during fiscal 2020 as compared to the prior fiscal year. The increase was driven by increases in sales in the aerospace and defense sector of $14.4 million and in the medical sector of $14.1 million, partially offset by decreases in the industrial sector of $2.8 million.

Various increases and decreases for our aerospace and defense customers resulted in a net increase in sales of $14.4 million for fiscal 2020 compared to fiscal 2019. Programs frequently fluctuate in demand or end and are replaced by new programs. Aggregate increases in sales in fiscal 2020 due to net increases in customer demand was $7.1 million. We also experienced an increase in sales of $14.0 million from production ramp ups. However, these increases were partially offset by ending customer relationships, contracts reaching the end of their term and other customer delays, which caused a decrease in sales of $6.7 million during fiscal 2020.

The net increase of $14.1 million in sales in the medical sector was primarily due to programs ramping up of $17.5 million. The remaining changes were the result of net increases in customer demand of $4.0 million, partially offset by programs ending with various customers of $7.4 million.

The net decrease in sales for the industrial market sector of $2.8 million was due to $1.9 million of products on hold at two customers and net decreases in customer demand of $0.3 million. The remaining decrease of $0.6 million was the result of programs ending for two customers.

Due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge during fiscal 2020, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process. No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our financial results reported under accounting principles generally accepted in the United States of America (“GAAP”). Net income in fiscal 2020 was $6.8 million, and, adjusted for the $1.0 million pre-tax impact from the one-time inventory reserve, adjusted net income was $7.5 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Gross profit was $24.1 million in fiscal 2020 and increased by $2.5 million compared to $21.6 million in fiscal 2019. Gross profit represented 13.2% and 13.8% of sales in fiscal 2020 and fiscal 2019, respectively. The customer bankruptcy filing had the most significant impact on gross profit, in addition to customer mix. Excluding the non-cash charge related to the customer's Chapter 11 bankruptcy filing, our adjusted gross margin would have been 13.7% of sales. Information regarding this non-GAAP measure and a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin are provided below under “Non-GAAP Financial Measures.”

Selling and administrative expenses decreased slightly and represented 7.7% of sales in fiscal 2020, compared to 9.0% of sales in the prior fiscal year. The decrease is due to professional fees, offset by higher employee related costs.

Interest expense decreased by $0.2 million in fiscal 2020 compared to the prior fiscal year. The weighted average interest rate on our debt was 1.34% lower during fiscal 2020 than the prior fiscal year. Our average outstanding debt balances increased by $1.7 million in fiscal 2020 compared to fiscal 2019 because of higher balances on our revolving credit facility. Cash paid for interest on credit facility debt was approximately $1.3 million for fiscal 2020 and fiscal 2019. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

As of September 30, 2020, our deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and New York state tax credit carryforwards. A valuation allowance of $1.4 million was recorded against our gross deferred tax asset balance as of September 30, 2020, and 2019.

We have federal NOLs for income tax purposes of approximately $15.2 million at September 30, 2020, expiring in tax year 2034. We also have an additional state NOL available of $0.1 million in one jurisdiction in which we file.

Non-GAAP Financial Measures

In addition to reporting net income, gross profit and gross margin, U.S. GAAP measures, we present adjusted net income, adjusted gross profit and adjusted gross margin, which are non-GAAP measures, to reflect the impact of a one-time inventory reserve related to a customer’s bankruptcy. We believe these non-GAAP measures are important measures of our performance because they allow management, investors and others to evaluate and compare our performance from period to period by removing the impact of the one-time inventory reserve related to a customer's bankruptcy. Adjusted net income, adjusted gross profit and adjusted gross margin are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute for the GAAP measures of net income, gross profit and gross margin and therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. These non-GAAP measures may produce results that vary from the GAAP measures and may not be comparable to a similarly titled non-GAAP measure used by other companies.

Twelve Months Ended
September 30, 2020
Reconciliation to adjusted gross profit:
Gross profit	$24,120
Non-cash charge (1)	987
Adjusted gross profit	$25,107

Reconciliation to adjusted gross margin:
Gross margin	13.2%
Non-cash charge (1)	0.5%
Adjusted gross margin	13.7%

Reconciliation to adjusted net income:
Net income	$6,753
Non-cash charge (1)	987
Income tax effect (2)	(207)
Adjusted net income	$7,533
(1) A non-cash charge related to the increase in our excess and obsolete inventory reserve due to the Chapter 11 bankruptcy filing of a customer of IEC.

(2) The income tax effect related to the non-cash charge was calculated using an effective tax rate of 21%.

Liquidity and Capital Resources (Fiscal Years Ended September 30, 2020 and 2019)

Capital Resources

As of September 30, 2020, there was $4.4 million of outstanding capital expenditure commitments for manufacturing equipment and manufacturing facilities. We generally fund capital expenditures with cash flow from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances, are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the fiscal years ended follows:

	Years Ended
Cash Flow Data	September 30, 2020	September 30, 2019
(in thousands)
Cash, beginning of year	$—	$—
Net cash flow provided by/(used in):
Operating activities	15,020	(10,456)
Investing activities	(6,268)	(2,098)
Financing activities	(8,440)	12,554
Net cash increase for the year	312	—
Cash, end of year	$312	$—

Operating activities

Cash flows provided by operations, before considering changes in working capital, were $14.4 million in fiscal 2020 and $9.5 million in fiscal 2019. Net income of $6.8 million in fiscal 2020 was higher compared to net income of $4.7 million in fiscal 2019.

Working capital provided cash flows of $0.6 million and used cash flows of $20.0 million in fiscal 2020 and fiscal 2019, respectively. The change in working capital in fiscal 2020 was primarily due to an increase in accounts payable of $5.3 million and an increase in customer deposits of $6.6 million, partially offset by an increase in accounts receivable of $2.9 million and an increase in inventories of $8.4 million. Increases in accounts receivable were primarily due to the timing of revenue in the fourth quarter of fiscal 2020. The accounts payable increase in fiscal 2020 was due to timing of purchases. In both fiscal 2020 and fiscal 2019, the increase in inventory and customer deposits was due to securing materials for future production.

Investing activities

Cash flows used by investing activities were $6.3 million for fiscal 2020 and $2.1 million for fiscal 2019. Cash flows used in fiscal 2020 consisted of purchases of equipment, including equipment for our new manufacturing facility. Cash flows used in fiscal 2019 consisted of purchases of equipment.

Financing activities

Cash flows used in financing activities were $8.4 million in fiscal 2020 and provided cash of $12.6 million for fiscal 2019. During fiscal 2020, net borrowings under all credit facilities were $8.8 million, with $6.7 million of net borrowings under the Revolver, as defined below, repayments of $3.9 million for term debt and $1.8 million of new borrowings from the master lease. During fiscal 2019, net borrowings under all credit facilities were $12.8 million, with $13.7 million of net borrowings under the Revolver, as defined below, repayments of $1.2 million for term debt, and $0.4 million of new borrowings related to equipment line advances.

Credit Facilities

At September 30, 2020, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amended and Restated Credit Facility Agreement dated as of June 4, 2020 (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (the “Prior Credit Facility, as amended”) amounted to $20.0 million, and the upper limit was $39.4 million. We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of September 30, 2020, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio is measured for the trailing twelve months ended September 30, 2020. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at September 30, 2020. The Fixed Charge Coverage Ratio was calculated as 2.32 at September 30, 2020. The Company was in compliance with the financial debt covenant at September 30, 2020.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk. The Company may use derivatives only for the purpose of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure. The Company did not have any derivative financial instruments at September 30, 2020 or September 30, 2019.

At September 30, 2020, the Company had $21.7 million of debt, all with variable interest rates. Interest rates on variable loans are currently based on the London interbank offered rate (“LIBOR”) and include an alternate benchmark rate when LIBOR is discontinued. The credit facilities are more fully described in Note 6—Credit Facilities. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of September 30, 2020, indicates that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.2 million.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IEC Electronics Corp. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
November 20, 2020

We have served as the Company's auditor since fiscal 2017.

IEC ELECTRONICS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 and 2019
(in thousands, except share and per share data)

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash	$312	$—
Accounts receivable, net of allowance	30,361	27,618
Unbilled contract revenue	8,773	9,529
Inventories	51,374	44,267
Federal income tax receivable	—	517
Other current assets	1,757	1,454
Total current assets	92,577	83,385

Property, plant and equipment, net	23,587	19,433
Deferred income taxes	4,840	7,154
Operating lease right-of-use assets, net of accumulated amortization	260	—
Other long-term assets	1,700	860

Total assets	$122,964	$110,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,371
Current portion of operating lease obligation	61	—
Current portion of finance lease obligation	436	338
Accounts payable	29,733	23,690
Accrued payroll and related expenses	3,659	3,174
Other accrued expenses	457	668
Customer deposits	19,783	13,229
Total current liabilities	54,129	42,470

Long-term debt	21,476	28,910
Long-term operating lease obligation	184	—
Long-term finance lease obligation	6,616	6,685
Other long-term liabilities	1,404	1,527
Total liabilities	83,809	79,592

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:	—	—
500,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value:
Authorized 50,000,000 shares
Issued: 11,556,214 and 11,394,036 shares, respectively
Outstanding: 10,500,726 and 10,338,548 shares, respectively	105	103
Additional paid-in capital	49,161	48,001
Accumulated deficit	(8,522)	(15,275)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	39,155	31,240

Total liabilities and stockholders’ equity	$122,964	$110,832

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2020 and 2019
(in thousands, except share and per share data)

	Years Ended
	September 30, 2020	September 30, 2019

Net sales	$182,714	$156,981
Cost of sales	158,594	135,337
Gross profit	24,120	21,644

Selling and administrative expenses	13,986	14,076
Operating profit	10,134	7,568

Interest expense	1,438	1,645
Income before income taxes	8,696	5,923

Provision for income taxes	1,943	1,176

Net income	$6,753	$4,747

Net income per common share:
Basic	$0.65	$0.46
Diluted	$0.63	$0.45

Weighted average number of shares outstanding:
Basic	10,417,445	10,306,947
Diluted	10,727,438	10,518,126

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2020 and 2019
(in thousands, except share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2018	10,248,905	$102	$47,326	$(20,463)	$(1,589)	$25,376

Impact of adoption of ASC 606, net of taxes	—	—	—	441	—	441
Net income	—	—	—	4,747	—	4,747
Stock-based compensation	—	—	567	—	—	567
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	51,872	1	(53)	—	—	(52)
Exercise of stock options, net of shares surrendered	26,707	—	101	—	—	101
Employee stock plan purchases	11,064	—	60	—	—	60

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	6,753	—	6,753
Stock-based compensation	—	—	739	—	—	739
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	46,695	—	(98)	—	—	(98)
Exercise of stock options, net of shares surrendered	100,500	1	433	—	—	434
Employee stock plan purchases	14,983	1	86	—	—	87

Balances, September 30, 2020	10,500,726	$105	$49,161	$(8,522)	$(1,589)	$39,155

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
CONSOLIDATED STATEMENTS of CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020 and 2019
(in thousands)

	Years Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,753	$4,747
Non-cash adjustments:
Stock-based compensation	739	567
Depreciation and amortization	3,332	2,832
Change in reserve for doubtful accounts	114	(14)
Change in excess/obsolete inventory reserve	1,268	(81)
Deferred tax expense	2,314	1,577
Amortization of deferred gain on sale of leaseback	(114)	(114)

Changes in assets and liabilities:
Accounts receivable	(2,857)	(2,436)
Unbilled contract revenue	756	(5,196)
Inventories	(8,375)	(13,828)
Federal income tax receivable	517	(517)
Other current assets	(303)	293
Other long-term assets	(856)	(434)
Accounts payable	5,251	(2,670)
Change in book overdraft position	(332)	(2,329)
Accrued expenses	274	1,588
Customer deposits	6,554	5,634
Net change in lease right-of-use assets and liabilities	(15)	—
Other long-term liabilities	—	(75)
Net cash flows provided by/(used in) operating activities	15,020	(10,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,268)	(2,118)
Proceeds from disposal of property, plant and equipment	—	20
Net cash flows used in investing activities	(6,268)	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving line of credit	76,038	81,225
Repayments of revolving line of credit	(82,724)	(67,575)
Borrowings under other loan agreements	1,782	391
Repayments under other loan agreements	(3,904)	(1,231)
Payments under finance lease	(387)	(310)
Proceeds received from lease financing obligation	416	—
Debt issuance costs	(84)	(55)
Proceeds from exercise of stock options	434	101
Proceeds from employee stock plan purchases	87	60
Cash paid for employee taxes upon vesting of restricted stock	(98)	(53)
Restricted (non-vested) stock grants, net of forfeitures	—	1
Net cash flows (used in)/provided by financing activities	(8,440)	12,554

Net cash increase for the year	312	—
Cash, beginning of year	—	—
Cash, end of year	$312	$—

Supplemental cash flow information:
Interest paid	$1,351	$1,623
Income taxes paid	147	7
Non-cash transactions:
Property, plant and equipment purchased with extended payment terms	$1,124	$—

The accompanying notes are an integral part of these consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020 and 2019

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. ( “IEC,” “we” or the “Company”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking. As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2015, AS9100D, and ISO 13485, and we are Nadcap accredited. IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM. Additional information about IEC can be found on its web site at www.iec-electronics.com. The contents of this web site are not incorporated by reference into this annual report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30 and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ended September 30, 2020 (“fiscal 2020”), the fiscal quarters ended on December 27, 2019, March 27, 2020 and June 26, 2020. For the fiscal year ended September 30, 2019 (“fiscal 2019”), the fiscal quarters ended on December 28, 2018, March 29, 2019 and June 28, 2019.

Consolidation

The consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”); and, for fiscal 2019, IEC California Holdings, Inc., which was dissolved as of September 18, 2019. All intercompany transactions and accounts are eliminated in consolidation.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the consolidated balance sheets. There were no book overdrafts as of September 30, 2020. Book overdrafts were $0.3 million as of September 30, 2019. Changes in the book overdrafts are presented within net cash flows provided by/(used in) operating activities within the consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC for long-lived assets during fiscal 2020 and fiscal 2019.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during fiscal 2020 or fiscal 2019.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are for fiscal year ended September 30, 2015 through fiscal 2020.

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

Segments

The Company’s results of operations for fiscal 2020 and fiscal 2019 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is available that is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the fiscal year ended September 30, 2020.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the fiscal year ended September 30, 2020.

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

Adoption of Topic 842 resulted in recognition of additional net lease assets of approximately $0.3 million and net lease liabilities of approximately $0.3 million as of October 1, 2019 based on the present value of remaining minimum rental payments and corresponding ROU assets based upon the operating lease liabilities. The adoption did not impact our beginning stockholders’ equity for fiscal 2020 and did not have a material impact on the consolidated statements of operations or cash flows.

Recently Issued Accounting Updates

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03 “Codification Improvements to Financial Instruments.” This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact on the Company's consolidated financial statements.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 51.0% and 51.2% of the Company's revenue for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 49.0% and 48.8% of the Company's revenue for the fiscal years ended September 30, 2020 and September 30, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the fiscal years ended September 30, 2020 and September 30, 2019.

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

	Years Ended
	September 30, 2020			September 30, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$56,454	$53,174	$109,628	$42,625	$51,564	$94,189
Medical	15,826	31,680	47,506	18,115	16,421	34,536
Industrial	20,877	4,703	25,580	19,597	8,659	28,256
	$93,157	$89,557	$182,714	$80,337	$76,644	$156,981

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services are as follows:

	Years Ended
Customer Deposits	September 30, 2020	September 30, 2019
(in thousands)
Beginning balance	$13,229	$7,595
Recognition of deferred revenue	(17,807)	(10,799)
Deferral of revenue	24,361	16,433
Ending balance	$19,783	$13,229

Sales Outside the United States

For each of the fiscal years ended September 30, 2020 and September 30, 2019, less than 3% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the fiscal years ended September 30, 2020 and 2019 follows:

	Years Ended
Allowance for Doubtful Accounts	September 30, 2020	September 30, 2019
(in thousands)
Allowance, beginning of period	$71	$85
Increase (decrease) in provision for doubtful accounts	114	(14)
Write-offs	—	—
Allowance, end of period	$185	$71
NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	September 30, 2020	September 30, 2019
(in thousands)
Raw materials	$32,904	$25,393
Work-in-process	15,009	15,928
Finished goods	3,461	2,946
Total inventories	$51,374	$44,267

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	September 30, 2020	September 30, 2019
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,430	7,411
Building under capital lease	7,750	7,750
Machinery and equipment	34,095	31,708
Furniture and fixtures	8,113	8,047
Software	5,215	5,215
Construction in progress	6,079	1,173
Total property, plant and equipment, at cost	69,470	62,092
Accumulated depreciation	(45,883)	(42,659)
Property, plant and equipment, net	$23,587	$19,433

Depreciation expense during the fiscal years ended September 30, 2020 and 2019 follows:

	Years Ended
Depreciation Expense	September 30, 2020	September 30, 2019
(in thousands)
Depreciation expense	$3,238	$2,775

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		September 30, 2020		September 30, 2019
	Variable	Maturity		Interest		Interest
Debt	Rate	Date	Balance	Rate	Balance	Rate
(in thousands)
M&T credit facilities:
Revolving Credit Facility	v	6/4/2023	$19,960	2.75%	$26,646	4.31%
Master Lease	v	6/4/2023	1,782	3.00	—	—
Term Loan B	v	5/5/2022	—	—	2,779	4.59
Equipment Line Term Note	v	Various	—	—	1,125	4.56
Total debt, gross			21,742		30,550
Unamortized debt issuance costs			(266)		(269)
Total debt, net			21,476		30,281
Less: current portion			—		(1,371)
Long-term debt			$21,476		$28,910

M&T Bank Credit Facilities

Effective as of June 4, 2020, the Company and M&T Bank entered into the Sixth Amended and Restated Credit Facility Agreement (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Prior Credit Facility, as amended”).

Pursuant to the Credit Facility, the Company increased its revolving credit facility to an aggregate principal amount of $45.0 million and added provisions that allow the Company, subject to certain requirements, to request further increases, in minimum amounts of $5.0 million, up to $55.0 million. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Term Loan B and Equipment Line Term Note. The Credit Facility also amended the financial covenant, Fixed Charge Coverage Ratio, and set a Minimum Fixed Charge Coverage Ratio. In addition, the Credit Facility modified the definition of Applicable Margin used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and modified the definition of Permitted Acquisitions. The Credit Facility also established a LIBOR floor of 1% and included an alternate benchmark rate when LIBOR is discontinued. During the fiscal year ended September 30, 2020, the Company paid fees of approximately $84 thousand related to this Credit Facility.

Also as of June 4, 2020, the Company and M&T Bank entered into a master equipment lease (the “Master Lease”) for a lease line of up to $10.0 million in lease value of equipment to the Company. The Master Lease contains terms and provisions customary for transactions of this type, including obligations relating to the use, operation and maintenance of the equipment. The Master Lease also contains customary events of default, including nonpayment of amounts due under the lease and assignments for the benefit of creditors, bankruptcy or insolvency. In the event that an event of default occurs, M&T Bank may exercise one or more remedies specified in the Master Lease. At the conclusion of the lease term, the Company will have the right to purchase the equipment under the Master Lease. The Master Lease will renew automatically for additional 12-month terms until the Company provides M&T Bank with notice of non-renewal.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

Individual debt facilities provided under the Credit Facility as of September 30, 2020, and Prior Credit Facility, as amended, as of September 30, 2019, are described below:

a)Revolving Credit Facility (“Revolver”): At September 30, 2020, up to $45.0 million was available pursuant to the Credit Facility through June 4, 2023. At September 30, 2019, up to $35.0 million was available through May 5, 2022 under the Prior Credit Facility, as amended. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)Master Lease: At September 30, 2020, we had drawn down $1.8 million pursuant to the $10.0 million Master Lease that was entered into as of June 4, 2020.
c)Term Loan B: As of September 30, 2019, $14.0 million was borrowed on January 18, 2013. Principal was being repaid in 120 equal monthly installments of $117 thousand. As part of an amendment to the Prior Credit Facility, as amended, the principal was modified from $8.0 million to $6.0 million and principal was being repaid in equal monthly installments of $71 thousand plus a balloon payment of $0.6 million. The maturity date of the loan was May 5, 2022. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Term Loan B and no amounts remained outstanding as of September 30, 2020.
d)Equipment Line Term Note: On March 18, 2019, $0.3 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $9 thousand and was set to mature on March 18, 2022. On May 6, 2019, $0.4 million was converted from an Equipment Line Advance, principal was being repaid in 36 equal monthly installments of $11 thousand and was set to mature on May 6, 2022. Some of the proceeds from the Credit Facility were used to repay the existing outstanding Equipment Line Term Note and no amounts remained outstanding as of September 30, 2020.

Borrowing Base

At September 30, 2020, under the Credit Facility, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus (ii) up to 90% of eligible investment grade accounts plus (iii) a percentage of eligible inventories (up to a cap of $30.0 million). At September 30, 2019, under the Prior Credit Facility, as amended, the maximum amount the Company could borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus a percentage of eligible inventories (up to a cap of $30.0 million) or (ii) $35.0 million.

At September 30, 2020, the upper limit on Revolver borrowings was $39.4 million, and $19.4 million was available. At September 30, 2019, the upper limit on Revolver borrowings was $35.0 million with $8.4 million available. Average Revolver balances amounted to $24.4 million and $21.4 million during the fiscal years ended September 30, 2020 and September 30, 2019, respectively.

Interest Rates

Under the Credit Facility, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At September 30, 2020, the applicable marginal interest rate was 1.75% for the Revolver. At September 30, 2019, the applicable marginal interest rate was 2.25% for the Revolver and 2.50% for Term Loan B and Equipment Line Advances. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio, as defined below, generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.250% to 0.375% of the excess of $45.0 million over average borrowings under the Revolver. Fees incurred amounted to $32 thousand and $20 thousand during the fiscal years ended September 30, 2020 and September 30, 2019, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.
Financial Covenants

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of September 30, 2020, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended September 30, 2020 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at September 30, 2020. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at September 30, 2020.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at September 30, 2020 for the next three years taking into consideration the Credit Facility is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending September 30,
2021	$—
2022	—
2023	21,742
$21,742

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
A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Years Ended
Warranty Reserve	September 30, 2020	September 30, 2019
(in thousands)
Reserve, beginning of period	$165	$173
Provision	(14)	116
Warranty costs	(51)	(124)
Reserve, end of period	$100	$165

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

Stock-based compensation expense totaled $0.7 million and $0.6 million for the fiscal years ended September 30, 2020 and 2019, respectively.

At September 30, 2020, there were 603,869 shares of common stock remaining available to be issued under the 2019 Plan and 74,718 shares of common stock remaining available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the fiscal years ended September 30, 2020 and 2019 follows:

	Years Ended
Valuation of Options	September 30, 2020	September 30, 2019

Assumptions for Black-Scholes:
Risk-free interest rate	0.46%	1.64%
Expected term in years	5.5	5.5
Volatility	40%	37%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	47,500	70,000
Weighted average fair value per share	$2.77	$2.40
Fair value of options granted (000s)	$132	$168

A summary of stock option activity, together with other related data, follows:

	Years Ended
	September 30, 2020		September 30, 2019
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	743,145	$4.54	737,145	$4.33
Granted	47,500	6.00	70,000	6.40
Exercised	(100,500)	4.32	(34,000)	4.46
Forfeited	(15,000)	3.92	(24,250)	3.70
Expired	(5,000)	6.91	(5,750)	4.06
Outstanding, end of period	670,145	$4.67	743,145	$4.54

For options expected to vest
Number expected to vest	662,160	$4.66	733,068	$4.52
Weighted average remaining life, in years	3.3		3.5
Intrinsic value (000s)		$2,656		$1,757

For exercisable options
Number exercisable	506,145	$4.31	566,146	$4.22
Weighted average remaining life, in years	2.1		2.5
Intrinsic value (000s)		$2,198		$1,521

For non-exercisable options
Expense not yet recognized (000s)		$339		$329
Weighted average years to be recognized	2.8		3.3

For options exercised
Intrinsic value (000s)		$444		$77

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

A summary of restricted stock activity, together with related data, follows:

	Years Ended
	September 30, 2020		September 30, 2019
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	82,707	$5.25	103,233	$4.08
Granted	24,850	5.03	32,385	7.09
Vested	(44,482)	4.80	(51,511)	4.09
Forfeited	(13,250)	6.09	(1,400)	4.13
Outstanding, end of period	49,825	$5.32	82,707	$5.25

For non-vested shares
Expense not yet recognized (000s)		$229		$328
Weighted average remaining years for vesting		1.5		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$317		$346

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

A summary of restricted stock unit activity, together with related data, follows:

	Years Ended
	September 30, 2020		September 30, 2019
Restricted Stock Units	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	153,186	$5.36	170,492	$3.96
Granted	50,556	9.19	63,011	7.09
Vested	(17,015)	3.58	(12,258)	4.64
Forfeited	—	—	(68,059)	3.58
Outstanding, end of period	186,727	$6.56	153,186	$5.36

For non-vested shares
Expense not yet recognized (000s)		$762		$659
Weighted average remaining years for vesting		1.8		2.2

For shares vested
Aggregate fair value on vesting dates (000s)		$86		$—

NOTE 9—INCOME TAXES

Provision for income taxes during the fiscal years ended September 30, 2020 and 2019 follows:

	Years Ended
Income Tax Provision	September 30, 2020	September 30, 2019
(in thousands)
Current tax:
State	$146	$116
Federal	(517)	(517)

Deferred tax:
State	(49)	17
Federal	2,340	1,471
Valuation allowance	23	89
Provision for income taxes	$1,943	$1,176

Differences between the federal statutory rate and IEC’s effective tax rates for fiscal 2020 and fiscal 2019 are explained by the following reconciliation.

	Years Ended
Taxes as Percent of Pretax Income	September 30, 2020	September 30, 2019

Federal statutory rate	21.0%	21.0%

Increase in valuation allowance	0.3	1.5
Deferred tax adjustment	—	0.5
State income taxes, net of federal benefit	2.8	1.8
Stock-based compensation	(0.5)	0.3
Research and development credit	(1.4)	(5.4)
Non-deductible expenses	0.1	0.2

Income tax provision as percent of pretax income	22.3%	19.9%

The following table displays deferred tax assets by category:

	As of
Deferred Tax Assets/(Liabilities)	September 30, 2020	September 30, 2019
(in thousands)
Deferred tax assets/(liabilities):
Federal and state net operating loss carryforward	$3,194	$4,945
Alternative minimum tax credit carryforward	—	517
Depreciation and fixed assets	(213)	268
New York State investment tax and other credits	1,419	1,396
Inventories	876	476
Deferred gain on sale-leaseback	466	452
Research and development credit	440	319
Section 481(a) adjustment	(64)	(96)
Other	141	273
Total deferred tax asset before allowance	6,259	8,550
Valuation allowance	(1,419)	(1,396)
Deferred tax assets, net	$4,840	$7,154

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has assessed the provisions of the CARES Act and determined that there were no material tax impacts to the consolidated financial statements for the fiscal year ended September 30, 2020.

The CARES Act includes a provision which accelerates the refund of alternative minimum tax (“AMT”) credits to allow a full utilization or refund of the remaining credits beginning in tax year 2019, with the option to elect to claim the refund in tax year 2018. In the prior fiscal year, as the Company expected to have net operating loss carryforward to offset its 2019 taxable income in full, the AMT credit was expected to be refundable in full. As such, the Company elected to claim the remaining AMT refund in full in the 2018 tax year and thus reclassified the remaining portion of its AMT credit from deferred income tax to federal income tax receivable in the consolidated balance sheet. As of September 30, 2020, the refund has been received in full and thus the federal income tax receivable balance is zero.

As of September 30, 2020, the Company’s deferred tax assets were primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and New York State tax credit carryforwards. A valuation allowance of $1.4 million was recorded against the Company's gross deferred tax asset balance as of September 30, 2020 and 2019.

IEC has federal NOLs for income tax purposes of approximately $15.2 million at September 30, 2020, expiring in tax year 2034. The Company also has an additional state NOL available of $0.1 million in one jurisdiction in which it files.

New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in fiscal 2016 for IEC. At September 30, 2020, the Company has $1.4 million of New York State investment tax and other credit carryforwards, expiring in various years through 2032. The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit).

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Years Ended
Percent of Sales by Sector	September 30, 2020	September 30, 2019

Aerospace and Defense	60%	60%
Medical	26%	22%
Industrial	14%	18%
	100%	100%

Three individual customers represented 10% or more of sales for the fiscal year ended September 30, 2020. Two customers were in the aerospace and defense sector and totaled 27% and 11% of sales, respectively. The third customer was in the medical sector and represented 17% of sales. In the prior fiscal year, one individual customer represented 10% or more of sales, this customer was in the aerospace and defense sector and totaled 23% of sales.

Two individual customers represented 10% or more of receivables and accounted for 30% of outstanding balances at September 30, 2020. At September 30, 2019, two individual customers represented 10% or more of receivables and accounted for 38% of such outstanding balances.

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

Supplemental balance sheet information related to the Company’s operating leases were as follows:

September 30, 2020

Weighted average remaining lease term for operating leases (in years)	3.8
Weighted average discount rate for operating leases	5.47%

Finance Leases

IEC's lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of five years up to approximately thirteen years, with contractual terms expiring in 2024 through 2033.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

September 30, 2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$6,329
Weighted average remaining lease term for finance leases (in years)	11.3
Weighted average discount rate for finance leases	4.83%

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest expense in the consolidated statements of operations, during the fiscal year ended September 30, 2020 were as follows:

		Year ended
Lease Expense	Classification	September 30, 2020
(in thousands)
Operating lease expense
Fixed payment operating lease expense ¹	Cost of sales	$184
Fixed payment operating lease expense	Selling and administrative expenses	32
Variable payment operating lease expense		—
Finance lease expense
Depreciation of ROU assets	Cost of sales	534
Interest	Interest expense	347
Total lease expense		$1,097
1 Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the fiscal year ended September 30, 2020 were as follows:

Year ended
Supplemental Cash Flow	September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$83
Interest paid on finance leases	346
Financing cash flows from finance leases	—

Lease liabilities arising from obtaining ROU assets:
Operating leases	$53

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Operating Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending September
2021	$73
2022	73
2023	71
2024	55
2025 and thereafter	—
Total operating lease payments	272
Less: amounts representing interest	(27)
Total operating lease obligation	$245

A summary of finance lease payments for the next five years follows:

Finance Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending September
2021	$768
2022	781
2023	795
2024	809
2025 and thereafter	6,117
Total finance lease payments	9,270
Less: amounts representing interest	(2,218)
Total finance lease obligation	$7,052

The Company also entered into a master lease arrangement for certain equipment and leasehold improvements to be located at the new facility in Newark, NY and received financing of $1.8 million during the fiscal year ended September 30, 2020 which is included in property, plant and equipment as construction in progress and as a long-term debt section of the consolidated balance sheet. As of September 30, 2020, the Company has an outstanding lease agreement that has not yet commenced for certain property located in Newark, New York that will include a new manufacturing facility and administrative offices. The facility lease is expected to commence in early fiscal 2021 when construction of the asset is complete.

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

Basic earnings per common share are calculated by dividing income available to common stockholders by the weighted average number of shares outstanding during each period. Diluted net earnings per common share add to the denominator incremental shares resulting from the assumed exercise of all potentially dilutive stock options, as well as unvested restricted stock and restricted stock units. Options, restricted stock and restricted stock units are primarily held by directors, officers and certain employees.

The Company uses the two-class method to calculate net income per share as both classes share the same rights in dividends. Therefore, basic and diluted earnings per share (“EPS”) are the same for both classes of ordinary shares.

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Years Ended
Net Income Per Share	September 30, 2020	September 30, 2019
Basic net income per share:
Net income	$6,753	$4,747
Less: Income attributable to non-vested shares	32	38
Net income available to common stockholders	$6,721	$4,709

Weighted average common shares outstanding	10,417,445	10,306,947

Basic net income per share	$0.65	$0.46

Diluted net income per share:
Net income	$6,753	$4,747

Shares used in computing basic net income per share	10,417,445	10,306,947
Dilutive effect of non-vested shares and options	309,993	211,179
Shares used in computing diluted net income per share	10,727,438	10,518,126

Diluted net income per share	$0.63	$0.45

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the net income per share calculations.

	Years Ended
	September 30, 2020	September 30, 2019
Anti-dilutive shares excluded	1,202	61,475

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

	Net Sales	Gross Profit	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
(Unaudited; in thousands, except per share data)
Fiscal Quarters
Fourth 2020	$46,446	$6,737	$1,927	$0.18	$0.18
Third 2020	47,364	6,642	2,114	0.20	0.20
Second 2020	44,171	5,503	1,523	0.15	0.14
First 2020	44,734	5,239	1,189	0.11	0.11

Fourth 2019	$43,922	$6,394	$1,794	$0.17	$0.17
Third 2019	40,324	5,605	1,211	0.12	0.11
Second 2019	37,294	4,586	670	0.06	0.06
First 2019	35,441	5,059	1,072	0.10	0.10

NOTE 15—SUBSEQUENT EVENTS

On September 15, 2020, the Company announced that it had entered into a Purchase and Sale Agreement dated as of August 28, 2020 (the “Agreement”), pursuant to which the Company agreed to acquire an approximately 86,000 square foot industrial and office building and certain equipment located in Rochester, New York (the “Property”) from Rochester Drug Co-Operative, Inc. for a purchase price of $5.3 million, exclusive of closing costs. The Company financed a portion of the purchase price for the Property with a mortgage loan from M&T Bank. The Agreement contains customary representations and warranties and customary indemnification provisions for transactions of this type. The closing occurred in October 2020.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Conclusion regarding the effectiveness of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020, the end of the period covered by this Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and asset dispositions of the Company;

ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting, as of September 30, 2020, based on the framework entitled “Internal Controls - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our internal control over financial reporting was effective as of September 30, 2020.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to non-accelerated filers.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes. During the fiscal year ended September 30, 2020, the Company began implementation of Epicor by converting one legacy ERP system to Epicor. The implementation of Epicor is occurring in phases and is expected to be fully completed after fiscal 2021.

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

During the quarter ended September 30, 2020, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the captions entitled “Proposal 1 - Election of Directors - Nominees for Election as Directors” and “Proposal 1 - Election of Directors - Corporate Governance and Board Matters” contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days after the September 30, 2020 fiscal year end (the “2021 Proxy Statement”).

The information regarding our Executive Officers is found in Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the captions entitled “Compensation of Named Executive Officers” and “Director Compensation” contained in the 2021 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the captions entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” contained in the 2021 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the captions “Certain Relationships and Related Person Transactions,” “Proposal 1 - Election of Directors - Nominees for Election as Directors” and “Proposal 1 - Election of Directors - Corporate Governance and Board Matters” contained in the 2021 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the caption “Proposal 2 - Ratification of the Selection of the Company’s Independent Registered Public Accounting Firm for Fiscal 2021” contained in the 2021 Proxy Statement.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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
4.1
Description of IEC Electronics Corp.'s Securities (incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 filed on November 22, 2019)

10.1
Sixth Amended and Restated Credit Facility Agreement as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020)

10.2#	Consent and First Amendment to Sixth Amended and Restated Credit Facility Agreement dated as of September 30, 2020
10.3
Master Equipment Lease as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020)

10.4
First Amendment to the Master Equipment Lease as of June 4, 2020 between IEC Electronics Corp. and Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020)

10.5
Lease Agreement dated as of November 18, 2016 by and between Store Capital Acquisitions, LLC and IEC Electronics Corp. - Albuquerque (incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.6
Securities and Exchange Commission Administrative Order (Release No. 34-78017) issued as of June 8, 2016 (incorporated herein by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2016)

10.7*
Form of Indemnification Agreement between IEC Electronics Corp. and its directors and executive officers (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015)

10.8*	IEC Electronics Corp. 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011)
10.9*
Form of Incentive Stock Option Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.10*
Form of Employee Restricted Stock Award Agreement pursuant to the 2010 Omnibus Incentive Compensation Plan (incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

10.11*
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

10.13*
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

10.17*
Sign-on Option Award Agreement (Inducement Grant) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.18*
Sign-on Option Award Agreement (Pursuant to 2010 Omnibus Incentive Compensation Plan) between IEC Electronics Corp. and Jeffrey T. Schlarbaum (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2015)

10.19*
IEC Electronics Corp. Management Deferred Compensation Plan, as amended (incorporated herein by reference from Exhibit 10.43 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014)

10.20*
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

10.22*	IEC Electronics Corp. 2019 Stock Incentive Plan (incorporated herein by reference from Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 24, 2019)
10.23*
Form of Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.24*
Form of Incentive Stock Option Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.25*
Form of Director Restricted Stock Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.26*
Form of Restricted Stock Unit Award Agreement (Time Vesting) pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.27*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the 2019 Stock Incentive Plan (incorporated herein by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019)

10.28
Lease dated as of December 10, 2018 between 1000 Silver Hill LV LLC and IEC Electronics Corp. (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018)

10.29#	Purchase and Sale Agreement dated as of August 28, 2020 between IEC Electronics Corp. and Rochester Drug Co-Operative, Inc.
21.1#	Subsidiaries of IEC Electronics Corp.
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following items from this Annual Report on Form 10-K formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
* Management contract or compensatory plan or arrangement.
# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

Dated: November 20, 2020	By:	/s/ Jeffrey T. Schlarbaum
Jeffrey T. Schlarbaum
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey T. Schlarbaum	President and Chief Executive Officer
Jeffrey T. Schlarbaum	(Principal Executive Officer and Director)	November 20, 2020

/s/ Thomas L. Barbato	Senior Vice President and Chief Financial Officer	November 20, 2020
Thomas L. Barbato	(Principal Financial and Accounting Officer)

/s/ Keith M. Butler	Director	November 20, 2020
Keith M. Butler

/s/ Charles P. Hadeed	Director	November 20, 2020
Charles P. Hadeed

/s/ Andrew M. Laurence	Director	November 20, 2020
Andrew M. Laurence

/s/ Jeremy R. Nowak	Chairman of the Board	November 20, 2020
Jeremy R. Nowak

/s/ Michael Osborne	Director	November 20, 2020
Michael Osborne