Form 10-Q
period 2021-01-01
IEC ELECTRONICS CORP
filed 2021-02-03
CIK 49728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2021
or
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

Common Stock, $0.01 par value – 10,571,808 shares as of January 25, 2021

Part I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2021 and SEPTEMBER 30, 2020
(unaudited; in thousands, except share and per share data)

	January 1, 2021	September 30, 2020
ASSETS
Current assets:
Cash	$102	$312
Accounts receivable, net of allowance	28,285	30,361
Unbilled contract revenue	11,841	8,773
Inventories	55,695	51,374
Other current assets	2,186	1,757
Total current assets	98,109	92,577

Property, plant and equipment, net	49,868	23,587
Deferred income taxes	4,675	4,840
Operating lease right-of-use assets, net of accumulated amortization	230	260
Other long-term assets	612	1,700
Total assets	$153,494	$122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease obligation	62	61
Current portion of finance lease obligation	1,449	436
Accounts payable	26,652	29,733
Accrued payroll and related expenses	1,563	3,659
Other accrued expenses	553	457
Customer deposits	22,192	19,783
Total current liabilities	52,471	54,129

Long-term debt	32,166	21,476
Long-term operating lease obligation	168	184
Long-term finance lease obligation	26,669	6,616
Other long-term liabilities	1,373	1,404
Total liabilities	112,847	83,809
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,633,521 and 11,556,214 shares, respectively
Outstanding: 10,578,033 and 10,500,726 shares, respectively	106	105
Additional paid-in capital	49,115	49,161
Accumulated deficit	(6,985)	(8,522)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	40,647	39,155
Total liabilities and stockholders’ equity	$153,494	$122,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 1, 2021 and DECEMBER 27, 2019
(unaudited; in thousands, except share and per share data)

	Three Months Ended
	January 1, 2021	December 27, 2019

Net sales	$47,481	$44,734
Cost of sales	41,741	39,495
Gross profit	5,740	5,239

Selling and administrative expenses	3,519	3,299
Operating profit	2,221	1,940

Interest expense	457	415
Income before income taxes	1,764	1,525

Provision for income taxes	227	336

Net income	$1,537	$1,189

Net income per common share:
Basic	$0.15	$0.11
Diluted	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	10,524,842	10,365,766
Diluted	10,920,866	10,695,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JANUARY 1, 2021
(unaudited; in thousands, except share and per share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2020	10,500,726	$105	$49,161	$(8,522)	$(1,589)	$39,155
						—
Net income	—	—	—	1,537	—	1,537
Stock-based compensation	—	—	242		—	242
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	57,455	1	(401)	—	—	(400)
Exercise of stock options	14,000	—	68	—	—	68
Employee stock plan purchases	5,852	—	45	—	—	45

Balances, January 1, 2021	10,578,033	$106	$49,115	$(6,985)	$(1,589)	$40,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 27, 2019
(unaudited; in thousands, except share and per share data)

	Number of Shares Outstanding	Common Stock, par $0.01	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at cost	Total Stockholders’ Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152	—	—	152
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options	24,000	—	130	—	—	130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances, December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
THREE MONTHS ENDED JANUARY 1, 2021 and DECEMBER 27, 2019
(unaudited; in thousands)

	Three Months Ended
	January 1, 2021	December 27, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,537	$1,189
Non-cash adjustments:
Stock-based compensation	242	152
Depreciation and amortization	1,127	776
Increase in reserve for doubtful accounts	52	28
Increase in inventory reserve and warranty reserve	312	1,063
Deferred tax expense	165	320
Amortization of deferred gain	(29)	(29)
Changes in operating assets and liabilities:
Accounts receivable	2,024	(924)
Unbilled contract revenue	(3,068)	(474)
Inventories	(4,595)	(1,742)
Other current assets	(429)	(611)
Other long-term assets	444	(1)
Accounts payable	(3,994)	1,531
Change in book overdraft position	913	284
Accrued expenses	(2,038)	(1,088)
Customer deposits	2,409	1,869
Net change in lease right-of-use assets and liabilities	15	—
Net cash flows (used in)/provided by operating activities	(4,913)	2,343

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,599)	(324)
Net cash flows used in investing activities	(7,599)	(324)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	34,122	15,809
Repayments of revolving credit facility	(24,220)	(17,965)
Borrowings under other loan agreements	2,910	—
Repayments under other loan agreements	(2,147)	(343)
Payments under finance lease	(227)	(81)
Proceeds received from lease financing obligation	2,151	415
Proceeds from exercise of stock options	68	130
Proceeds from employee stock plan purchases	45	40
Cash paid for taxes upon vesting of restricted stock	(400)	(24)
Net cash flows provided by/(used in) financing activities	12,302	(2,019)

Net cash change for the period	(210)	—
Cash, beginning of period	312	—
Cash, end of period	$102	$—

Supplemental cash flow information
Interest paid	$393	$405
Income taxes paid	1	16

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—OUR BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Business

IEC Electronics Corp. (“IEC,” the “Company,” “we,” “our,” or “us”) provides electronic manufacturing services (“EMS”) to advanced technology companies that produce life-saving and mission critical products for the medical, industrial, aerospace and defense sectors. The Company specializes in delivering technical solutions for the custom manufacture of complex full system assemblies by providing on-site analytical testing laboratories, custom design and test engineering services combined with a broad array of manufacturing services encompassing electronics, interconnect solutions, and precision metalworking. As a full service EMS provider, IEC holds all appropriate certifications for the market sectors it supports including ISO 9001:2015, AS9100D, and ISO 13485, and we are Nadcap accredited. IEC is headquartered in Newark, NY and also has operations in Rochester, NY and Albuquerque, NM. Additional information about IEC can be found on its website at www.iec-electronics.com. The contents of this website are not incorporated by reference into this quarterly report.

Generally Accepted Accounting Principles

IEC’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Fiscal Calendar

The Company’s fiscal year ends on September 30 and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2021 (“fiscal 2021”), the fiscal quarters ended or will end on January 1, 2021, April 2, 2021 and July 2, 2021. For the fiscal year ended September 30, 2020 (“fiscal 2020”), the fiscal quarters ended on December 27, 2019, March 27, 2020 and June 26, 2020.

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

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three months ended January 1, 2021 and December 27, 2019 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. Book overdrafts were $0.9 million as of January 1, 2021. There were no book overdrafts at September 30, 2020. Changes in the book overdrafts are presented within net cash flows (used in)/provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC for long-lived assets during the three months ended January 1, 2021 and December 27, 2019.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during the three months ended January 1, 2021 and December 27, 2019.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2016 through fiscal year ended September 30, 2019.

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

Segments

The Company’s results of operations for the three months ended January 1, 2021 and December 27, 2019 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources between its facilities for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three months ended January 1, 2021 and December 27, 2019.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three months ended January 1, 2021 and December 27, 2019.

Recently Issued Accounting Updates

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact on the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s condensed consolidated financial statements.

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

The Company's performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 52.2% and 52.3% of the Company's revenue for the three months ended January 1, 2021 and December 27, 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied; generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 47.8% and 47.7% of the Company's revenue for the three months ended January 1, 2021 and December 27, 2019, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Value-added support services revenue, including material management and repair work revenue, amounted to less than 2% of total revenue in each of the three months ended January 1, 2021 and December 27, 2019.

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

Practical Expedients and Exemptions

The Company generally expenses incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in selling and administrative expenses in the condensed consolidated statements of operations.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Disaggregated Revenue

The table below shows net sales from contracts with customers by market sector. See additional information regarding market sectors in Note 10—Market Sectors and Major Customers.

	Three Months Ended
	January 1, 2021			December 27, 2019
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$14,422	$14,779	$29,201	$14,014	$13,273	$27,287
Medical	5,424	7,027	12,451	4,198	6,986	11,184
Industrial	4,926	903	5,829	5,192	1,071	6,263
	$24,772	$22,709	$47,481	$23,404	$21,330	$44,734

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company's custom manufacturing services are as follows:

	Three Months Ended
	January 1, 2021	December 27, 2019
(in thousands)
Beginning balance	$19,783	$13,229
Recognition of deferred revenue	(5,874)	(5,041)
Deferral of revenue	8,283	6,910
Ending balance	$22,192	$15,098

Sales Outside the United States

For each of the three months ended January 1, 2021 and December 27, 2019, less than 2% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the three months ended January 1, 2021 and December 27, 2019:

	Three Months Ended
Allowance for doubtful accounts	January 1, 2021	December 27, 2019
(in thousands)
Allowance, beginning of period	$185	$71
Increase in provision for doubtful accounts	55	28
Write-offs	(3)	—
Allowance, end of period	$237	$99

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

Inventories	January 1, 2021	September 30, 2020
(in thousands)
Raw materials	$40,438	$32,904
Work-in-process	11,303	15,009
Finished goods	3,954	3,461
Total inventories	$55,695	$51,374

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

Property, Plant and Equipment	January 1, 2021	September 30, 2020
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	7,789	7,430
Buildings under finance lease	27,709	7,750
Machinery and equipment	34,486	34,095
Furniture and fixtures	8,579	8,113
Software	5,215	5,215
Construction in progress	12,289	6,079
Total property, plant and equipment, at cost	96,855	69,470
Accumulated depreciation	(46,987)	(45,883)
Property, plant and equipment, net	$49,868	$23,587

In November 2020, the Company commenced a lease for certain property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices having approximately 153,000 square feet (the “Property”). The lease for the Property has an initial term of 15 years with one renewal option of 10 years resulting in a right of use asset of $19.1 million.

In October 2020, the Company acquired an industrial and office building and certain equipment located at 50 Jetview Drive, Rochester, New York (“Jetview building”). The value of the Jetview building is recorded at $5.4 million in the construction in progress section of the above schedule for the three months ended January 1, 2021.

Depreciation expense during the three months ended January 1, 2021 and December 27, 2019 follows:

	Three Months Ended
Depreciation Expense	January 1, 2021	December 27, 2019
(in thousands)
Depreciation expense	$1,103	$757

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

			January 1, 2021		September 30, 2020
Credit Facility Debt	Fixed/Variable Rate	Maturity Date	Balance	Interest Rate	Balance	Interest Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	6/4/2023	$29,862	2.75%	$19,960	2.75%
Master Lease	v	6/4/2023	2,545	3.00	1,782	3.00
Total debt, gross			32,407		21,742
Unamortized debt issuance costs			(241)		(266)
Total debt, net			32,166		21,476
Less: current portion			—		—
Long-term debt			$32,166		$21,476

M&T Bank Credit Facilities

Effective as of June 4, 2020, the Company and M&T Bank entered into the Sixth Amended and Restated Credit Facility Agreement (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Prior Credit Facility, as amended”).

Pursuant to the Credit Facility, the Company increased its revolving credit facility to an aggregate principal amount of $45.0 million and added provisions that allow the Company, subject to certain requirements, to request further increases, in minimum amounts of $5.0 million, up to $55.0 million. The Credit Facility also amended the financial covenant, Fixed Charge Coverage Ratio, and set a Minimum Fixed Charge Coverage Ratio. In addition, the Credit Facility modified the definition of Applicable Margin used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and modified the definition of Permitted Acquisitions. The Credit Facility also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued. The Credit Facility prohibits the Company from making cash dividends without first obtaining the consent of M&T Bank.

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

Individual debt facilities provided under the Credit Facility as of January 1, 2021 and September 30, 2020, are described below:

a)Revolving Credit Facility (“Revolver”): At January 1, 2021 and September 30, 2020, up to $45.0 million was available under the Credit Facility through June 4, 2023. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)Master Lease: At January 1, 2021 and September 30, 2020, we had drawn down $2.5 million and $1.8 million, respectively, pursuant to the Master Lease that was entered into as of June 4, 2020.

Borrowing Base

At January 1, 2021 and September 30, 2020, under the Credit Facility, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus (ii) up to 90% of eligible investment grade accounts plus (iii) a percentage of eligible inventories (up to a cap of $30.0 million).

At January 1, 2021, the upper limit on Revolver borrowings was $40.5 million and $10.6 million was available. At September 30, 2020, the upper limit on Revolver borrowings was $39.4 million and $19.4 million was available. Average Revolver balances amounted to $29.8 million and $24.5 million (under the Prior Credit Facility, as amended) during the three months ended January 1, 2021 and December 27, 2019, respectively.

Interest Rates

Under the Credit Facility, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At January 1, 2021, the applicable marginal interest rate was 1.75% for the Revolver. At September 30, 2020, the applicable marginal interest rate was 1.75% for the Revolver. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $45.0 million over average borrowings under the Revolver. For the fiscal quarter ended January 1, 2021, the unused commitment fee was fixed at 0.25%. Fees incurred amounted to $11.7 thousand and $5.8 thousand during the three months ended January 1, 2021 and December 27, 2019, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of January 1, 2021, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended January 1, 2021 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at January 1, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at January 1, 2021.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at January 1, 2021 for the next two years taking into consideration the Credit Facility is as follows:

Debt Repayment Schedule	Contractual Principal Payments
(in thousands)
Twelve months ending fiscal first quarter
2022	—
2023 ¹	32,407
$32,407
1 Includes Revolver balance of $29.9 million at January 1, 2021.

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
A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Three Months Ended
Warranty Reserve	January 1, 2021	December 27, 2019
(in thousands)
Reserve, beginning of period	$100	$165
Provision	38	13
Warranty costs	(12)	(23)
Reserve, end of period	$126	$155

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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million for each of the three months ended January 1, 2021 and December 27, 2019.

At January 1, 2021, there were 517,154 shares of common stock remaining available to be issued under the 2019 Plan and 68,866 shares of common stock remaining available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the three months ended January 1, 2021 follows. There were no options granted during the three months ended December 27, 2019.

Three Months Ended
Valuation of Options	January 1, 2021
Assumptions for Black-Scholes:
Risk-free interest rate	0.41%
Expected term in years	5.5
Volatility	40%
Expected annual dividends	none

Value of options granted:
Number of options granted	40,000
Weighted average fair value per share	$3.82
Fair value of options granted (000s)	$153

A summary of stock option activity, together with other related data, follows:

	Three Months Ended
	January 1, 2021		December 27, 2019
Stock Options	Number of Options	Wgtd. Avg. Exercise Price	Number of Options	Wgtd. Avg. Exercise Price

Outstanding, beginning of period	670,145	$4.67	743,145	$4.54
Granted	40,000	9.65	—	—
Exercised	(14,000)	4.84	(24,000)	5.42
Forfeited	(7,000)	3.74	(10,000)	3.58
Expired	—	—	(5,000)	6.91
Outstanding, end of period	689,145	$4.97	704,145	$4.51

For options expected to vest
Number expected to vest	679,790	$4.94	695,555	$4.49
Weighted average remaining contractual term, in years	5.3		3.5
Intrinsic value (000s)		$5,855		$3,283

For exercisable options
Number exercisable	497,645	$4.30	541,645	$4.16
Weighted average remaining contractual term, in years	4.3		2.4
Intrinsic value (000s)		$4,601		$2,738

For non-exercisable options
Expense not yet recognized (000s)		$449		$304
Weighted average years to be recognized	3.0		3.0

For options exercised
Intrinsic value (000s)		$82		$64

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

A summary of restricted stock activity, together with related data, follows:

	Three Months Ended
	January 1, 2021		December 27, 2019
Restricted (Non-vested) Stock	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Shares	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	49,825	$5.32	82,707	$5.25
Granted	8,582	8.68	—	—
Vested	—	—	(10,000)	3.60
Forfeited	—	—	—	—
Outstanding, end of period	58,407	$5.82	72,707	$5.48

For non-vested shares
Expense not yet recognized (000s)		$260		$295
Weighted average remaining years for vesting	1.9		1.9

For shares vested
Aggregate fair value on vesting dates (000s)		$—		$66

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

A summary of restricted stock unit activity, together with related data, follows:

	Three Months Ended
	January 1, 2021		December 27, 2019
Restricted Stock Units	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value	Number of Non-vested Units	Wgtd. Avg. Grant Date Fair Value

Outstanding, beginning of period	186,727	$6.56	153,186	$5.36
Granted	67,597	7.65	—	—
Vested	(88,392)	4.28	—	—
Forfeited	—	—	—	—
Outstanding, end of period	165,932	$8.21	153,186	$5.36

For non-vested shares
Expense not yet recognized (000s)		$940		$603
Weighted average remaining years for vesting	2.1		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$1,074		$—

NOTE 9—INCOME TAXES

The provision for income taxes during each of the three months ended January 1, 2021 and December 27, 2019 follows:

	Three Months Ended
	January 1, 2021	December 27, 2019
(in thousands)
Provision for income taxes	$227	$336

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has assessed the provisions of the CARES Act and determined that there were no material tax impacts to the condensed consolidated financial statements for the period ended January 1, 2021.

The Company's effective tax rate for the three months ended January 1, 2021 is 12.9% and is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three months ended January 1, 2021, the permanent items included meals and entertainment and stock based compensation. There was a discrete item related to stock based compensation recognized in the three months ended January 1, 2021.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended
% of Sales by Sector	January 1, 2021	December 27, 2019

Aerospace & Defense	62%	61%
Medical	26%	25%
Industrial	12%	14%
	100%	100%

Three individual customers represented 10% or more of sales for the three months ended January 1, 2021. Two of these customers were from the aerospace & defense sector and represented 24% and 15% of sales. The third customer was from the medical sector and represented 15% of sales for the three months ended January 1, 2021.

Three individual customers represented 10% or more of sales for the three months ended December 27, 2019. Two of these customers were from the aerospace & defense sector and represented 27% and 12% of sales. The third customer was from the medical sector and represented 15% of sales for the three months ended December 27, 2019.

Two individual customers represented 10% or more of receivables and accounted for 28% of the outstanding balance at January 1, 2021. Two individual customers represented 10% or more of receivables and accounted for 30% of the outstanding balance at September 30, 2020.

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

NOTE 12—LEASES

Operating Leases

IEC has a lease portfolio that consists of operating leases for equipment, and has remaining terms from less than one year to up to approximately five years, with contractual terms expiring from 2022 to 2024. None of these leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s operating leases were as follows:

	January 1, 2021	September 30, 2020

Weighted average remaining lease term for operating leases (in years)	3.5	3.8
Weighted average discount rate for operating leases	5.47%	5.47%

Finance Leases

IEC's lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of four years up to approximately fifteen years, with contractual terms expiring in 2024 through 2035.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

	January 1, 2021	September 30, 2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	28,069	6,329
Weighted average remaining lease term for finance leases (in years)	13.4	11.3
Weighted average discount rate for finance leases	3.57%	4.83%

In November 2020 the Company commenced a lease for the Property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices. The lease for the Property has an initial term of 15 years with one renewal option of 10 years, resulting in a right of use asset of $19.1 million. The Company entered into a lease under our Master Lease for certain equipment and leasehold improvements to be located at the Property and received financing of $2.5 million during the three months ended January 1, 2021. The equipment and leasehold improvements are included in property, plant and equipment on the condensed consolidated balance sheets. The Master Lease is described in Note 6—Credit Facilities.

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest expense in the condensed consolidated statements of operation, during the three months ended January 1, 2021 and December 27, 2019 were as follows:

		Three Months Ended
Lease Expense	Classification	January 1, 2021	December 27, 2019
(in thousands)
Operating lease expense
Fixed payment operating lease expense ¹	Cost of sales	$51	$26
Fixed payment operating lease expense	Selling and administrative expenses	13	15
Variable payment operating lease expense		—	—
Finance lease expense
Depreciation of ROU assets	Cost of sales	330	129
Depreciation of ROU assets	Selling and administrative expenses	22	—
Interest	Interest expense	215	85
Total lease expense		$631	$255
1 Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the three months ended January 1, 2021 and December 27, 2019 were as follows:

	Three Months Ended
Supplemental Cash Flow	January 1, 2021	December 27, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$18	$32
Interest paid on finance leases	215	85

Lease liabilities arising from obtaining ROU assets:
Finance leases	$19,142	$19

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Operating Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending first fiscal quarter
2022	$73
2023	72
2024	72
2025	37
2026 and thereafter	—
Total operating lease payments	254
Less: amounts representing interest	(24)
Total operating lease obligation	$230

A summary of finance lease payments for the next five years follows:

Finance Lease Payment Schedule	Contractual Lease Payments
(in thousands)
Twelve months ending first fiscal quarter
2022	$2,442
2023	2,497
2024	2,551
2025	2,608
2026 and thereafter	25,785
Total finance lease payments	35,883
Less: amounts representing interest	(7,765)
Total finance lease obligation	$28,118

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

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended
Net Income Per Share	January 1, 2021	December 27, 2019
(in thousands, except share and per share data)
Basic net income per share:
Net income	$1,537	$1,189
Less: Income attributable to non-vested shares	(8)	(10)
Net income available to common stockholders	$1,529	$1,179

Weighted average common shares outstanding	10,524,842	10,365,766

Basic net income per share	$0.15	$0.11

Diluted net income per share:
Net income	$1,537	$1,189
Shares used in computing basic net income per share	10,524,842	10,365,766
Dilutive effect of options and non-vested shares	396,024	330,211
Shares used in computing diluted net income per share	10,920,866	10,695,977

Diluted net income per share	$0.14	$0.11

The diluted weighted average share calculations do not include the following shares, which are not dilutive to the EPS calculations.

	Three Months Ended
	January 1, 2021	December 27, 2019

Anti-dilutive shares excluded	1,935	—

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: the impact of the COVID-19 pandemic on our business, including our supply chain, workforce and customer demand; business conditions and growth or contraction in our customers’ industries, the electronic manufacturing services industry and the general economy; our ability to control our material, labor and other costs; our dependence on a limited number of major customers; uncertainties as to availability and timing of governmental funding for our customers; the impact of government regulations, including U.S. Food and Drug Administration regulations; unforeseen product failures and the potential product liability claims that may be associated with such failures; technological, engineering and other start-up issues related to new programs and products; variability and timing of customer requirements; the potential consolidation of our customer base; availability of component supplies; dependence on certain industries; the ability to realize the full value of our backlog; the types and mix of sales to our customers; litigation and governmental investigations; intellectual property litigation; variability of our operating results; our ability to maintain effective internal controls over financial reporting; the availability of capital and other economic, business and competitive factors affecting our customers, our industry and business generally; failure or breach of our information technology systems; and natural disasters. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and our other filings with the Securities and Exchange Commission (the “SEC”).

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

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

•Newark, New York - Located approximately one hour east of Rochester, New York, our Newark locations contain our corporate headquarters and our largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.
•Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies. In October 2020, the Company acquired an additional industrial and office building located in Rochester, New York.
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

COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt supply chains and affect production and sales across a range of industries. The ultimate extent of the impact of the COVID-19 pandemic on our supply chain, workforce, customer demand, operations and financial performance will depend on certain developments, including the duration and spread of the outbreak, the effectiveness of vaccines and speed of distribution of any, as well as the impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.

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

Supply Chain

The COVID-19 pandemic has created a level of uncertainty around the availability of raw material components in future periods. We are aware of some component manufacturers that have been required to shut down temporarily, as a result of COVID-19 related illnesses impacting their employee populations or to comply with government mandates. Due to the lifesaving and mission critical nature of the products we support, many of our suppliers and the related programs were given certain priority ratings, which helped ensure the required supply of material.

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

We have also developed contingency plans in the event that one of our employees tests positive for COVID-19. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. The post-holiday spike in virus cases appears to be receding, and with workforce attendance returning to normal levels, we expect to see production levels normalize. We expect to continue to enhance our practices to remain aligned with state and federal guidelines.

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

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
Income Statement Data	January 1, 2021	December 27, 2019
(in thousands)
Net sales	$47,481	$44,734

Gross profit	5,740	5,239
Selling and administrative expenses	3,519	3,299
Interest expense	457	415
Income before income taxes	1,764	1,525
Provision for income taxes	227	336
Net income	$1,537	$1,189

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended
% of Sales by Sector	January 1, 2021	December 27, 2019

Aerospace & Defense	62%	61%
Medical	26%	25%
Industrial	12%	14%
	100%	100%

Revenue increased in the first quarter of fiscal 2021 by $2.7 million or 6.1% as compared to the first quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $1.9 million, revenue from the medical sector increased $1.3 million and revenue from the industrial sector decreased $0.4 million.
Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $1.9 million in the first quarter of fiscal 2021. Production ramp up for one customer resulted in an increase of revenue of $2.8 million, a new customer resulted in an increase of $2.0 million and there was also an additional $1.7 million of increase in customer demand. These increases were partially offset by reductions to revenue from various customers due to decreases in demand of $4.6 million.

The medical sector saw an increase of $1.3 million in the first quarter of fiscal 2021 compared to the same period of the prior fiscal year. We saw increases related to new programs ramping up with two customers amounting to an aggregate of $1.9 million and various net increases in customer demand of $0.7 million. These increases were partially offset by decreases in demand from various customers of $0.5 million and a decrease due to a program ending for one customer of $0.8 million. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $0.4 million resulted primarily from the phase-out of one customer amounting to $1.1 million. These decreases were partially offset by net increase in customer demand of $0.5 million from various customers.

Gross profit for the first quarter of fiscal 2021 was $5.7 million, or 12.1% of sales, compared to gross profit of $5.2 million, or 11.7% of sales in the first quarter of fiscal 2020, which included the negative impact of a one-time inventory reserve of $1.0 million related to a reorganization at one of the Company’s medical customers. Customer mix had the most significant impact on gross profit. During the first quarter of the prior fiscal year, due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process. No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our financial results reported under accounting principles generally accepted in the United States of America (“GAAP”) financial results. Net income in the first quarter of the prior fiscal year was $1.2 million, and, adjusted for the $1.0 million impact from the one-time inventory reserve, adjusted net income was $2.0 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Selling and administrative (“S&A”) expenses were consistent in the first quarter of fiscal 2021 compared to the first quarter of the prior fiscal year, and represented 7.4% of sales in each of the periods.

Interest expense remained flat in the first quarter of fiscal 2021 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.39% lower during the first quarter of fiscal 2021 compared to the first quarter of the prior fiscal year. Our average outstanding debt balances increased by $0.9 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to higher balances on our revolving credit facility and outstanding master lease amounts. Cash paid for interest on credit facility debt was approximately $0.2 million and $0.3 million for the first quarter of fiscal 2021 and fiscal 2020, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. During the first quarter of fiscal 2021, we paid minimal taxes. At the end of fiscal 2020, the gross NOL carryforwards amounted to approximately $15.2 million. The NOL carryforwards expire in varying amounts between 2023 and 2034, unless utilized prior to these dates.

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

Three Months Ended
December 27, 2019
Reconciliation of adjusted gross profit:
Gross profit	$5,239
Non-cash charge (1)	987
Adjusted gross profit	$6,226

Reconciliation of adjusted gross margin:
Gross margin	11.7%
Non-cash charge (1)	2.2%
Adjusted gross margin	13.9%

Reconciliation of adjusted net income:
Net income	$1,189
Non-cash charge (1)	987
Income tax effect (2)	(207)
Adjusted net income	$1,969

Reconciliation of adjusted net income per common share:
Net income per common share, basic	$0.11
Non-cash charge, per common share, net of tax (1)(2)	0.08
Adjusted net income per common share, basic	$0.19

Net income per common share, diluted	$0.11
Non-cash charge, per common share, net of tax (1)(2)	0.07
Adjusted net income per common share, diluted (3)	$0.18

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

Liquidity and Capital Resources

Capital Resources

As of January 1, 2021, there were $1.9 million of outstanding capital expenditure commitments for manufacturing equipment. We generally fund capital expenditures with cash flows from operations, our revolving credit facility and our equipment line advances. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and equipment line advances are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the three months ended January 1, 2021 and December 27, 2019 follows:

	Three Months Ended
Cash Flow Data	January 1, 2021	December 27, 2019
(in thousands)
Cash, beginning of period	$312	$—
Net cash provided by/(used in):
Operating activities	(4,913)	2,343
Investing activities	(7,599)	(324)
Financing activities	12,302	(2,019)
Net cash change for the period	(210)	—
Cash, end of period	$102	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $3.4 million and $3.5 million for the first three months of fiscal 2021 and fiscal 2020, respectively. Net income of $1.5 million in the first three months of fiscal 2021 improved compared to net income of $1.2 million during the same period of the prior fiscal year, mainly due to increased sales.

Working capital used cash flows of $8.3 million in the first three months of fiscal 2021 and $1.2 million in the first three months of fiscal 2020. The change in working capital in the first three months of fiscal 2021 was due to usage of cash from increases in unbilled contract revenue of $3.1 million, increases in inventories of $4.6 million, decreases in accounts payable of $4.0 million and decreases in accrued expense of $2.0 million. The use of cash was partially offset by cash provided from decreases in accounts receivable of $2.0 million and increases in customer deposits of $2.4 million. Inventory and customer deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The decrease in accounts receivable was primarily due to the timing of sales and billings. The decrease in accounts payable and accrued expense was due to timing.

Investing activities

Cash flows used in investing activities were $7.6 million and $0.3 million for the first three months of fiscal 2021 and fiscal 2020, respectively. Cash flows used in the first three months of fiscal 2021 consisted of purchases of equipment and the building in Rochester, NY. During the first three months of fiscal 2021, we commenced a new lease for a new state-of-the art manufacturing facility and administrative offices in Newark, NY. Cash flows used in the first three months of fiscal 2020 consisted of purchases of equipment.

Financing activities

Cash flows provided by financing activities were $12.3 million for the first three months of fiscal 2021 compared to usage of $2.0 million for the first three months of fiscal 2020. During the first three months of fiscal 2021, net borrowings under all credit facilities were $10.7 million, with $9.9 million of net borrowings under the Revolver, as defined below, and net borrowings of $0.8 million for other debt. During the first three months of fiscal 2020, net repayments under all credit facilities were $2.5 million, with $2.2 million of net repayments under the Revolver and repayments of $0.3 million for all other debt.

Credit Facilities

At January 1, 2021, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amended and Restated Credit Facility Agreement (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (the “Prior Credit Facility, as amended”) amounted to $29.9 million, and the upper limit was $40.5 million. We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility contains various affirmative and negative covenants including a financial covenant. As of January 1, 2021, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended January 1, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at January 1, 2021. The Fixed Charge Coverage Ratio was calculated as 3.05 at January 1, 2021. The Company was in compliance with the financial debt covenant at January 1, 2021.

Detailed information regarding our borrowings at January 1, 2021 is provided in Note 6—Credit Facilities.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2020.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk. The Company may use derivatives only for the purpose of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure. The Company did not have any derivative financial instruments at January 1, 2021 or September 30, 2020.

At January 1, 2021, the Company had $32.4 million of debt, all comprised of variable interest rates. Interest rates on variable loans are based on London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of January 1, 2021 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility. M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial
Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 1, 2021, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 1, 2021, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

The Company is in the process of implementing a financial reporting system, Epicor ERP Software (“Epicor”), as part of a multi-year plan to integrate and upgrade our systems and processes. During the year ended September 30, 2020, the Company began implementation of Epicor by converting one legacy ERP system to Epicor. The implementation of Epicor is occurring in phases and is expected to be fully completed after fiscal 2021.

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

In response to the COVID-19 pandemic, some of our employees worked remotely since the third quarter of fiscal 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected by these changes to the working environment during this period. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended January 1, 2021, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on November 20, 2020, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations.

The COVID-19 pandemic may significantly disrupt our workforce, including our ability to hire and onboard employees, if a significant percentage of our employees or any potential hires are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of recent changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. The post-holiday spike in virus cases appears to be receding, and with workforce attendance returning to normal levels, we expect to see production levels normalize. While we remain fully operational, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic progresses, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related illness could impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

None

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Income Statements (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

February 3, 2021	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)