Form 10-Q
period 2021-04-02
IEC ELECTRONICS CORP
filed 2021-05-05
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2021

or

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

Common Stock, $0.01 par value –10,619,360 shares as of April 28, 2021

Part I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2021 and SEPTEMBER 30, 2020

(unaudited; in thousands, except share and per share data)

	April 2,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	$391	$312
Accounts receivable, net of allowance	27,655	30,361
Unbilled contract revenue	18,120	8,773
Inventories	54,075	51,374
Other current assets	2,836	1,757
Total current assets	103,077	92,577

Property, plant and equipment, net	49,915	23,587
Deferred income taxes	5,193	4,840
Operating lease right-of-use assets, net of accumulated amortization	215	260
Other long-term assets	766	1,700

Total assets	$159,166	$122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248	$—
Current portion of operating lease obligation	63	61
Current portion of finance lease obligation	1,486	436
Accounts payable	23,244	29,733
Accrued payroll and related expenses	1,938	3,659
Other accrued expenses	455	457
Customer deposits	27,779	19,783
Total current liabilities	55,213	54,129

Long-term debt	34,060	21,476
Long-term operating lease obligation	152	184
Long-term finance lease obligation	26,275	6,616
Other long-term liabilities	2,977	1,404
Total liabilities	118,677	83,809

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,665,696 and 11,556,214 shares, respectively
Outstanding: 10,610,208 and 10,500,726 shares, respectively	106	105
Additional paid-in capital	49,305	49,161
Accumulated deficit	(7,333)	(8,522)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	40,489	39,155

Total liabilities and stockholders’ equity	$159,166	$122,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 2, 2021 and MARCH 27, 2020

(unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2021	2020	2021	2020

Net sales	$45,360	$44,171	$92,841	$88,905
Cost of sales	42,048	38,668	83,789	78,163
Gross profit	3,312	5,503	9,052	10,742

Selling and administrative expenses	3,487	3,217	7,005	6,516
Operating (loss)/profit	(175)	2,286	2,047	4,226

Interest expense	545	396	1,002	811
(Loss)/income before income taxes	(720)	1,890	1,045	3,415

(Benefit from)/provision for income taxes	(372)	367	(144)	703

Net (loss)/income	$(348)	$1,523	$1,189	$2,712

Net (loss)/income per common share:
Basic	$(0.03)	$0.15	$0.11	$0.26
Diluted	$(0.03)	$0.14	$0.11	$0.25

Weighted average number of shares outstanding:
Basic	10,583,581	10,393,461	10,553,991	10,379,846
Diluted	10,583,581	10,703,112	11,024,357	10,666,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED APRIL 2, 2021

(unaudited; in thousands, except share and per share data)

	Number	Common	Additional		Treasury	Total
	of Shares	Stock,	Paid-In	Accumulated	Stock,	Stockholders’
	Outstanding	par $0.01	Capital	Deficit	at cost	Equity

Balances, September 30, 2020	10,500,726	$105	$49,161	$(8,522)	$(1,589)	$39,155

Net income	—	—	—	1,537	—	1,537
Stock-based compensation	—	—	242	—	—	242
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	57,455	1	(401)	—	—	(400)
Exercise of stock options	14,000	—	68	—	—	68
Employee stock plan purchases	5,852	—	45	—	—	45

Balances, January 1, 2021	10,578,033	$106	$49,115	$(6,985)	$(1,589)	$40,647

Net loss	—	—	—	(348)	—	(348)
Stock-based compensation	—	—	226	—	—	226
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	27,603	—	(85)	—	—	(85)
Employee stock plan purchases	4,572	—	49	—	—	49

Balances, April 2, 2021	10,610,208	$106	$49,305	$(7,333)	$(1,589)	$40,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 27, 2020

(unaudited; in thousands, except share and per share data)

	Number	Common	Additional		Treasury	Total
	of Shares	Stock,	Paid-In	Accumulated	Stock,	Stockholders’
	Outstanding	par $0.01	Capital	Deficit	at cost	Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152	—	—	152
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options	24,000	—	130	—	—	130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

Net income	—	—	—	1,523	—	1,523
Stock-based compensation	—	—	185	—	—	185
Restricted stock vested, net of shares withheld for payment of taxes	4,663	—	(33)	—	—	(33)
Restricted stock units vested, net of shares withheld for payment of taxes	10,089	—	(35)	—	—	(35)
Employee stock plan purchases	2,000	—	8	—	—	8

Balances, March 27, 2020	10,392,116	$103	$48,424	$(12,563)	$(1,589)	$34,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

SIX MONTHS ENDED APRIL 2, 2021 and MARCH 27, 2020

(unaudited; in thousands)

	Six Months Ended
	April 2,	March 27,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,189	$2,712
Non-cash adjustments:
Stock-based compensation	468	337
Depreciation and amortization	2,405	1,587
Change in reserve for doubtful accounts	(38)	48
Change in inventory reserve and warranty reserve	557	1,296
Gain on sale of property, plant and equipment	(26)	—
Deferred tax expense	(353)	1,201
Amortization of deferred gain	(57)	(57)

Changes in operating assets and liabilities:
Accounts receivable	2,744	1,031
Unbilled contract revenue	(9,347)	(1,072)
Inventories	(3,010)	(2,055)
Federal income tax receivable	—	(517)
Other current assets	(1,079)	(267)
Other long-term assets	290	(116)
Accounts payable	(6,710)	(2,771)
Change in book overdraft position	—	(231)
Accrued expenses	(1,971)	(1,898)
Customer deposits	7,996	2,573
Net change in lease right-of-use assets and liabilities	15	(1)
Other long-term liabilities	134	—
Net cash flows (used in)/provided by operating activities	(6,793)	1,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,320)	(1,351)
Proceeds from disposal of property, plant and equipment	665	—
Proceeds received from capital grants	1,500	—
Net cash flows used in investing activities	(7,155)	(1,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	58,451	36,680
Repayments of revolving credit facility	(50,034)	(36,763)
Borrowings under other loan agreements	6,630	—
Repayments under other loan agreements	(2,171)	(685)
Payments under finance lease	(583)	(182)
Proceeds received from lease financing obligation	2,151	415
Debt issuance costs	(94)	—
Proceeds from exercise of stock options	68	138
Proceeds from employee stock plan purchases	94	40
Cash paid for taxes upon vesting of restricted stock	(485)	(92)
Net cash flows provided by/(used in) financing activities	14,027	(449)

Net cash change for the period	79	—
Cash, beginning of period	312	—
Cash, end of period	$391	$—

Supplemental cash flow information
Interest paid	$990	$779
Income taxes paid	230	20
Non-cash transactions:
Property, plant and equipment purchased with extended payment terms	$221	$—

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

Consolidation

The condensed consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”); IEC Analysis & Testing Laboratory, LLC (“ATL”). All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and six months ended April 2, 2021 and March 27, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. There were no book overdrafts at April 2, 2021 and September 30, 2020. Changes in the book overdrafts are presented within net cash flows (used in)/provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC for long-lived assets during the three and six months ended April 2, 2021 and March 27, 2020.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during the three and six months ended April 2, 2021 and March 27, 2020.

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

Income Taxes and Deferred Taxes

ASC 740 (Income Taxes) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, but not in both. Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards. Such deferred tax balances reflect tax rates that are scheduled to be in effect, based on currently enacted legislation, in the years the book/tax differences reverse, and tax loss and tax credit carryforwards are expected to be realized. An allowance is established for any deferred tax asset for which realization is not likely.

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

Statements of Cash Flows

The Company presents operating cash flows using the indirect method of reporting under which non-cash income and expense items are removed from net (loss)/income.

Segments

The Company’s results of operations for the three and six months ended April 2, 2021 and March 27, 2020 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources between its facilities for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

●	Periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; and
●	Periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three and six months ended April 2, 2021 and March 27, 2020.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three and six months ended April 2, 2021 and March 27, 2020.

Recently Issued Accounting Updates

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this standard are elective and are effective upon issuance for all entities. The Company is evaluating the expedients and exceptions provided by the amendments in this standard to determine their impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

ASC 606: Revenue from Contracts with Customers

Satisfaction of Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications.

The Company’s performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 48.7% and 49.3% of the Company’s revenue for the three and six months ended April 2, 2021, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 47.4% and 49.9% of the Company’s revenue for the three and six months ended March 27, 2020, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied, generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 51.3% and 50.7% of the Company’s revenue for the three and six months ended April 2, 2021, respectively. Revenue from goods and services transferred to customers over time accounted for 52.6% and 50.1% of the Company’s revenue for the three and six months ended March 27, 2020, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the three and six months ended April 2, 2021 and March 27, 2020.

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

	Three Months Ended
	April 2, 2021			March 27, 2020
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$11,695	$20,057	$31,752	$12,336	$14,167	$26,503
Medical	5,924	2,694	8,618	3,151	7,450	10,601
Industrial	4,488	502	4,990	5,430	1,637	7,067
	$22,107	$23,253	$45,360	$20,917	$23,254	$44,171

	Six Months Ended
	April 2, 2021			March 27, 2020
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$25,373	$35,902	$61,275	$26,792	$27,440	$54,232
Medical	10,704	9,721	20,425	6,901	14,436	21,337
Industrial	9,736	1,405	11,141	10,628	2,708	13,336
	$45,813	$47,028	$92,841	$44,321	$44,584	$88,905

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company’s custom manufacturing services are as follows:

	Six Months Ended
	April 2,	March 27,
	2021	2020
(in thousands)
Beginning balance	$19,783	$13,229
Recognition of deferred revenue	(12,008)	(8,573)
Deferral of revenue	20,004	11,146
Ending balance	$27,779	$15,802

Sales Outside the United States

For each of the three and six months ended April 2, 2021 and March 27, 2020, less than 2% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary follows of activity in the allowance for doubtful accounts during the six months ended April 2, 2021 and March 27, 2020:

	Six Months Ended
	April 2,	March 27,
Allowance for doubtful accounts	2021	2020
(in thousands)
Allowance, beginning of period	$185	$71
(Decrease)/increase in provision for doubtful accounts	(38)	48
Write-offs	(3)	—
Allowance, end of period	$144	$119

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

	April 2,	September 30,
Inventories	2021	2020
(in thousands)
Raw materials	$39,122	$32,904
Work-in-process	11,180	15,009
Finished goods	3,773	3,461
Total inventories	$54,075	$51,374

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

	April 2,	September 30,
Property, Plant and Equipment	2021	2020
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	28,194	7,430
Buildings under finance lease	7,750	7,750
Machinery and equipment	35,845	34,095
Furniture and fixtures	8,795	8,113
Software	5,215	5,215
Construction in progress	11,570	6,079
Total property, plant and equipment, at cost	98,157	69,470
Accumulated depreciation	(48,242)	(45,883)
Property, plant and equipment, net	$49,915	$23,587

In November 2020, the Company commenced a lease for certain property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices having approximately 153,000 square feet (the “Property”). The lease for the Property has an initial term of 15 years with one renewal option of 10 years resulting in a right of use asset of $19.1 million.

In October 2020, the Company acquired an industrial and office building and certain equipment located at 50 Jetview Drive, Rochester, New York (“Jetview building”). The value of the Jetview building is recorded at $4.8 million in the construction in progress section of the above schedule for the six months ended April 2, 2021.

Depreciation expense during the three and six months ended April 2, 2021 and March 27, 2020 follows:

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
Depreciation Expense	2021	2020	2021	2020
(in thousands)
Depreciation expense	$1,256	$795	$2,359	$1,552

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		April 2, 2021		September 30, 2020
	Variable	Maturity		Interest		Interest
Credit Facility Debt	Rate	Date	Balance	Rate	Balance	Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	6/4/2023	$28,377	2.75%	$19,960	2.75%
Master Lease	v	6/4/2023	2,543	3.00	1,782	3.00
Jetview Term Loan	v	3/1/2026	3,698	2.78	—	—
Total debt, gross			34,618		21,742
Unamortized debt issuance costs			(310)		(266)
Total debt, net			34,308		21,476
Less: current portion			(248)		—
Long-term debt			$34,060		$21,476

M&T Bank Credit Facilities

Effective as of June 4, 2020, the Company and M&T Bank entered into the Sixth Amended and Restated Credit Facility Agreement, as amended by the Consent and First Amendment effective as of September 30, 2020 (as amended the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Prior Credit Facility, as amended”).

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

Also, on June 4, 2020, the Company and M&T Bank entered into a master equipment lease (the “Master Lease”) for a lease line of up to $10.0 million in lease value of equipment to the Company. The Master Lease contains terms and provisions customary for transactions of this type, including obligations relating to the use, operation and maintenance of the equipment. The Master Lease also contains customary events of default, including nonpayment of amounts due under the lease and assignments for the benefit of creditors, bankruptcy or insolvency. In the event that an event of default occurs, M&T Bank may exercise one or more remedies specified in the Master Lease. At the conclusion of the lease term, the Company will have the right to purchase the equipment under the Master Lease. The Master Lease will renew automatically for additional 12-month terms until the Company provides M&T Bank with notice of non-renewal.

On March 1, 2021, the Company and M&T Bank entered into the Second Amendment to the Sixth Amended and Restated Credit Facility Agreement (the “Second Amendment”) that amended the Credit Facility. The Second Amendment provides for a mortgage-backed term loan in the principal amount of $3.7 million. The loan is evidenced by a five-year term loan note (the “Jetview Term Loan”) and secured by a lien and security interest in the property located at 50 Jetview Drive, Rochester, New York pursuant to a mortgage by the Company and the County of Monroe Industrial Development Agency (“COMIDA”) to M&T Bank, each dated as of March 1, 2021. As part of this transaction, the Company entered into a separate agreement with COMIDA intended to provide the Company with certain associated tax benefits. The Jetview Term Loan bears interest at a rate equal to one-month LIBOR, adjusting daily, plus 2.65%. The Jetview Term Loan is subject to customary events of default including the non-payment of principal or interest as and when due, which may result in the acceleration of all amounts outstanding under the Jetview Term Loan, the application of an interest rate at a default rate and M&T Bank’s exercise of any rights and remedies available under the Credit Agreement or under applicable law.

The Credit Facility is secured by a general security agreement covering the assets of the Company and its subsidiaries, a pledge of the Company’s equity interest in its subsidiaries, a negative pledge on the Company’s real property, and a guarantee by the Company’s subsidiaries, all of which restrict use of these assets to support other financial instruments.

Individual debt facilities provided under the Credit Facility as of April 2, 2021 and September 30, 2020, are described below:

a)	Revolving Credit Facility (“Revolver”): At April 2, 2021 and September 30, 2020, up to $45.0 million was available under the Credit Facility through June 4, 2023. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)	Master Lease: At April 2, 2021 and September 30, 2020, we had drawn down $2.5 million and $1.8 million, respectively, pursuant to the Master Lease that was entered into as of June 4, 2020.
c)	Jetview Term Loan: IEC borrowed $3.7 million on March 1, 2021, which remained unchanged as of April 2, 2021. Principal is being repaid in equal monthly installments of $20.7 thousand plus a balloon payment of $2.5 million due at maturity. The maturity date of the loan is March 1, 2026.

Borrowing Base

At April 2, 2021 and September 30, 2020, under the Credit Facility, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus (ii) up to 90% of eligible investment grade accounts plus (iii) a percentage of eligible inventories (up to a cap of $30.0 million).

At April 2, 2021, the upper limit on Revolver borrowings was $43.3 million and $15.0 million was available. At September 30, 2020, the upper limit on Revolver borrowings was $39.4 million and $19.4 million was available. Average Revolver balances amounted to $30.9 million and $25.1 million (under the Prior Credit Facility, as amended) during the six months ended April 2, 2021 and March 27, 2020, respectively.

Interest Rates

Under the Credit Facility, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At April 2, 2021, the applicable marginal interest rate was 1.75% for the Revolver. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $45.0 million over average borrowings under the Revolver. For the fiscal quarter ended April 2, 2021, the unused commitment fee was fixed at 0.25%. Fees incurred amounted to $11.1 thousand and $23.5 thousand during the three and six months ended April 2, 2021, respectively. Fees incurred amounted to $6.7 thousand and $12.5 thousand during the three and six months ended March 27, 2020, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of April 2, 2021, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended April 2, 2021 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at April 2, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at April 2, 2021.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at April 2, 2021 for the next two years taking into consideration the Credit Facility is as follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(in thousands)
Twelve months ending fiscal second quarter
2022	248
2023	2,791
2024	28,624
2025 (1)	248
2026 and thereafter	2,707
$34,618

(1)     Includes Revolver balance of $28.4 million at April 2, 2021.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Six Months Ended
	April 2,	March 27,
Warranty Reserve	2021	2020
(in thousands)
Reserve, beginning of period	$100	$165
Provision	248	27
Warranty costs	(214)	(50)
Reserve, end of period	$134	$142

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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.5 million, respectively, for each of the three and six months ended April 2, 2021. Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 and $0.3 million, respectively, for each of the three and six months ended March 27, 2020.

At April 2, 2021, there were 507,829 shares of common stock available to be issued under the 2019 Plan and 64,294 shares of common stock available to be issued under the ESPP.

Expenses relating to stock options that comply with certain U.S. income tax rules are neither deductible by the Company nor taxable to the employee. Further information regarding awards granted under the 2019 Plan, the 2010 Plan and the ESPP is provided below.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the six months ended April 2, 2021 and March 27, 2020 follows.

	Six Months Ended
	April 2,	March 27,
Valuation of Options	2021	2020
Assumptions for Black-Scholes:
Risk-free interest rate	0.41%	0.51%
Expected term in years	5.5	5.5
Volatility	40%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	40,000	30,000
Weighted average fair value per share	$3.82	$2.68
Fair value of options granted (000s)	$153	$80

A summary of stock option activity, together with other related data, follows:

	Six Months Ended
	April 2, 2021		March 27, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	670,145	$4.67	743,145	$4.54
Granted	40,000	9.65	30,000	5.03
Exercised	(14,000)	4.84	(26,000)	5.31
Forfeited	(7,000)	3.74	(10,000)	3.58
Expired	(3,000)	3.74	(5,000)	6.91
Outstanding, end of period	686,145	$4.97	732,145	$4.53

For options expected to vest
Number expected to vest	678,145	$4.95	722,582	$4.51
Weighted average remaining contractual term, in years	5.0		3.3
Intrinsic value (000s)		$4,499		$1,510

For exercisable options
Number exercisable	504,020	$4.33	545,645	$4.16
Weighted average remaining contractual term, in years	4.2		1.9
Intrinsic value (000s)		$3,656		$1,354

For non-exercisable options
Expense not yet recognized (000s)		$408		$357
Weighted average years to be recognized	2.8		3.1

For options exercised
Intrinsic value (000s)		$82		$75

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

A summary of restricted stock activity, together with related data, follows:

	Six Months Ended
	April 2, 2021		March 27, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number of Non-	Grant Date	Number of Non-	Grant Date
Restricted (Non-vested) Stock	vested Shares	Fair Value	vested Shares	Fair Value

Outstanding, beginning of period	49,825	$5.32	82,707	$5.25
Granted	17,907	11.11	24,850	5.03
Vested	(19,585)	4.59	(36,812)	4.43
Forfeited	(1,000)	4.12	(13,250)	6.09
Outstanding, end of period	47,147	$7.85	57,495	$5.49

For non-vested shares
Expense not yet recognized (000s)		$329		$286
Weighted average remaining years for vesting	2.1		1.9

For shares vested
Aggregate fair value on vesting dates (000s)		$264		$260

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

A summary of restricted stock unit activity, together with related data, follows:

	Six Months Ended
	April 2, 2021		March 27, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number of Non-	Grant Date	Number of Non-	Grant Date
Restricted Stock Units	vested Units	Fair Value	vested Units	Fair Value

Outstanding, beginning of period	186,727	$6.56	153,186	$5.36
Granted	67,597	7.65	50,556	9.19
Vested	(102,624)	4.28	(17,015)	3.58
Forfeited	—	—	—	—
Outstanding, end of period	151,700	$8.58	186,727	$6.56

For non-vested shares
Expense not yet recognized (000s)		$878		$906
Weighted average remaining years for vesting	1.9		2.2

For shares vested
Aggregate fair value on vesting dates (000s)		$1,268		$86

NOTE 9—INCOME TAXES

The provision for income taxes during each of the three and six months ended April 2, 2021 and March 27, 2020 follows:

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
Income Taxes	2021	2020	2021	2020
(in thousands)
(Benefit from)/provision for income taxes	$(372)	$367	$(144)	$703

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), which was enacted on December 21, 2020 in the U.S., and the American Rescue Plan Act of 2021 (the “American Rescue Plan”), which was enacted on March 11, 2021 in the U.S., include measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has assessed the provisions of the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan, and has determined that there were no material tax impacts to the condensed consolidated financial statements for the three and six months ended April 2, 2021.

The Company’s effective tax rate for the three and six months ended April 2, 2021 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and six months ended April 2, 2021, the permanent items included meals and entertainment and stock based compensation. The discrete tax benefit for the three and six month periods ended April 2, 2021 is related to excess tax benefits recognized upon vesting of restricted stock units or exercise of stock options during those quarters.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
% of Sales by Sector	2021	2020	2021	2020

Aerospace & Defense	70%	60%	66%	61%
Medical	19%	24%	22%	24%
Industrial	11%	16%	12%	15%
	100%	100%	100%	100%

Four individual customers represented 10% or more of sales for the three months ended April 2, 2021. All four of these customers were from the aerospace & defense sector and represented 24%, 17%, 12% and 10% of sales. Four individual customers represented 10% or more of sales for the six months ended April 2, 2021. Three of these customers were from the aerospace & defense sector and represented 24%, 13% and 10% of sales. The fourth customer was from the medical sector and represented 11% of sales for the six months ended April 2, 2021.

Four individual customers represented 10% or more of sales for the three months ended March 27, 2020. Three of these customers were from the aerospace & defense sector and represented 25%, 12% and 11% of sales. The fourth customer was from the medical sector and represented 17% of sales for the three months ended March 27, 2020. Three individual customers represented 10% or more of sales for the six months ended March 27, 2020. Two of these customers were from the aerospace & defense sector and represented 26% and 11% of sales. The third customer was from the medical sector and represented 16% of sales for the three months ended March 27, 2020.

Two individual customers represented 10% or more of receivables and accounted for 34% of the outstanding balance at April 2, 2021. Two individual customers represented 10% or more of receivables and accounted for 30% of the outstanding balance at September 30, 2020.

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

Supplemental balance sheet information related to the Company’s operating leases were as follows:

	April 2,	September 30,
Operating Leases	2021	2020

Weighted average remaining lease term for operating leases (in years)	3.3	3.8
Weighted average discount rate for operating leases	5.47%	5.47%

Finance Leases

IEC’s lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of four years up to approximately fifteen years, with contractual terms expiring in 2024 through 2035.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

	April 2,	September 30,
Finance Leases	2021	2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$27,539	$6,329
Weighted average remaining lease term for finance leases (in years)	13.2	11.3
Weighted average discount rate for finance leases	3.57%	4.83%

In November 2020 the Company commenced a lease for the Property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices. The lease for the property has an initial term of 15 years with one renewal option of 10 years, resulting in a ROU asset of $19.1 million. The Company entered into a finance lease under our Master Lease for certain equipment and leasehold improvements to be located at the property resulting in a ROU asset of $2.1 million during the six months ended April 2, 2021. The equipment and leasehold improvements are included in property, plant and equipment on the condensed consolidated balance sheets. The Master Lease is described in Note 6—Credit Facilities.

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest expense in the condensed consolidated statements of operations, during the three and six months ended April 2, 2021 and March 27, 2020 were as follows:

		Three Months Ended		Six Months Ended
		April 2,	March 27,	April 2,	March 27,
Lease Expense	Classification	2021	2020	2021	2020
(in thousands)
Operating lease expense
Fixed payment operating lease expense (1)	Cost of sales	$79	$68	$130	$93
Fixed payment operating lease expense	Selling and administrative expenses	6	15	19	29
Variable payment operating lease expense		—	—	—	—
Finance lease expense
Depreciation of ROU assets	Cost of sales	497	144	827	273
Depreciation of ROU assets	Selling and administrative expenses	33	—	55	—
Interest	Interest expense	253	88	468	174
Total lease expense		$868	$315	$1,499	$569

(1)     Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company’s leases during the three and six months ended April 2, 2021 and March 27, 2020 were as follows:

	Six Months Ended
	April 2,	March 27,
Supplemental Cash Flow	2021	2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$36	$47
Interest paid on finance leases	468	174
Financing cash flows from finance leases	—	—

Lease liabilities arising from obtaining ROU assets:
Operating leases	—	33
Finance leases	$19,142	$—

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Contractual
Lease
Operating Lease Payment Schedule	Payments
(in thousands)
Twelve months ending fiscal second quarter
2022	$73
2023	72
2024	71
2025	19
2026 and thereafter	—
Total operating lease payments	235
Less: amounts representing interest	(20)
Total operating lease obligation	$215

A summary of finance lease payments for the next five years follows:

Contractual
Lease
Finance Lease Payment Schedule	Payments
(in thousands)
Twelve months ending fiscal second quarter
2022	$2,452
2023	2,506
2024	2,562
2025	2,660
2026 and thereafter	24,985
Total finance lease payments	35,165
Less: amounts representing interest	(7,404)
Total finance lease obligation	$27,761

NOTE 13—NET (LOSS)/INCOME PER SHARE

The Company applies the two-class method to calculate and present net (loss)/income per share. Certain of the Company’s restricted (non-vested) share awards contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing net (loss)/income per share pursuant to the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared (whether paid or unpaid) and the remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. As the Company incurred a net loss for the three months ended April 2, 2021, and losses are not allocated to participating securities under the two-class method, such method is not applicable for the aforementioned interim reporting period.

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

The Company uses the two-class method to calculate net (loss)/income per share as both classes share the same rights in dividends. Therefore, basic and diluted earnings per share (“EPS”) are the same for both classes of ordinary shares.

A summary of shares used in the EPS calculations follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
Net (Loss)/Income Per Share	2021	2020	2021	2020
(in thousands, except share and per share data)
Basic net (loss)/income per share:
Net (loss)/income	$(348)	$1,523	$1,189	$2,712
Less: (Loss)/income attributable to non-vested shares	(2)	8	5	15
Net (loss)/income available to common stockholders	$(346)	$1,515	$1,184	$2,697

Weighted average common shares outstanding	10,583,581	10,393,461	10,553,991	10,379,846

Basic net (loss)/income per share	$(0.03)	$0.15	$0.11	$0.26

Diluted net (loss)/income per share:
Net (loss)/income	$(348)	$1,523	$1,189	$2,712
Shares used in computing basic net (loss)/income per share	10,583,581	10,393,461	10,553,991	10,379,846
Dilutive effect of options and non-vested shares	—	309,651	470,366	286,155
Shares used in computing diluted net (loss)/income per share	10,583,581	10,703,112	11,024,357	10,666,001

Diluted net (loss)/income per share	$(0.03)	$0.14	$0.11	$0.25

The diluted weighted average share calculations do not include the following shares, which are anti-dilutive to the EPS calculations.

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2021	2020	2021	2020

Anti-dilutive shares excluded	—	—	9,325	—

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

Within the EMS sector, we have unique capabilities which allow our customers to rely on us to solve their complex challenges, minimize their supply chain risk and deliver full system solutions for their supply chain. These capabilities include, among others:

●	Our engineering services include the design, development, and fabrication of customized stress testing platforms to simulate a product’s end application, such as thermal cycling and vibration, in order to ensure reliable performance and avoid catastrophic failure when the product is placed in service.
●	Our vertical manufacturing model offers customers the ability to simplify their supply chain by utilizing a single supplier for their critical components including complex printed circuit board assembly (“PCBA”), precision metalworking, and interconnect solutions. This service model allows us to control the cost, lead time, and quality of these critical components which are then integrated into full system assemblies and minimizes our customers’ supply chain risk.
●	We provide direct order fulfillment services for our customers by integrating with their configuration management process to obtain their customer orders, customize the product to the specific requirements, functionally test the product and provide verification data, and direct ship to their end customer in order to reduce time, cost, and complexity within our customer’s supply chain.
●	We believe we are the only EMS provider with an on-site laboratory that has been approved by the Defense Logistics Agency (“DLA”) for their Qualified Testing Supplier List (“QTSL”) program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. In addition, this advanced laboratory is utilized for complex design analysis and manufacturing process development to solve challenges and accelerate our customers’ time to market.

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

●	Newark, New York - Located approximately one hour east of Rochester, New York, our Newark locations contain our corporate headquarters and our largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.
●	Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies. In October 2020, we acquired an additional industrial and office building located in Rochester, New York.
●	Albuquerque, New Mexico - Specializes in the aerospace and defense markets with complex circuit board and system-level assemblies along with a state of the art analysis and testing laboratory which conducts root cause failure analysis, reliability, inspection and authenticity testing.

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

We proactively invest in areas we view as important for our continued long-term growth. Excluding the recently acquired Jetview building, all of our remaining locations are ISO 9001:2015 certified and ITAR registered. We are Nadcap accredited and AS9100D certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical sector and is an approved supplier by the National Security Agency under the COMSEC standard regarding communications security. Our analysis and testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services Qualified Test Laboratory, and we believe is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. Albuquerque also performs work per NASA-STD-8739 and J-STD-001ES space standards.

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

Workforce

The safety and well-being of our employees has been, and continues to be, our top priority, especially during the COVID-19 pandemic. Although we are deemed an essential business based on the lifesaving and mission critical products we support, and we remain fully operational, we chose early on to ask our non-essential employees to work from home in order to reduce the employee density in our facilities. As circumstances have allowed and in accordance with applicable guidelines, we have assigned non-essential employees into two groups, working alternating weeks in the office to maintain social distancing. In support of those working on site, we have taken numerous actions to help provide for a safe work environment and allow for appropriate social distancing, where possible. Some examples of the actions we have taken include, but are not limited to, the following:

●	Adjusted shift start and end times to limit the number of people entering and exiting our facilities simultaneously;
●	Adjusted break and lunch times to reduce the number of people in common areas;

●	Designated stairwells and walkways as one-way to ensure employees are not passing each other in tight quarters; and
●	Implemented additional cleaning protocols to ensure work surfaces, high touch areas and common spaces are routinely cleaned and disinfected in accordance with guidelines from the Centers for Disease Control and Prevention.

We have also developed contingency plans in the event that one of our employees tests positive for COVID-19. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. Beginning in the first half of the second quarter of fiscal 2021, we saw employee absenteeism return to more normal levels, as the impacts from the post-holiday spike in virus cases receded. We expect to continue to align practices to remain in conformance with state and federal guidelines.

Customer Demand

Due to the nature of the lifesaving and mission critical products that we support, the majority of our customers are also deemed to be essential businesses and remain operational. At a macro level, we have seen some indices of demand normalizing to pre-COVID-19 pandemic levels. However, certain customers have requested that a portion of their demand be moved out to future periods beyond fiscal 2021. To date, these requests represent a small percentage of our current backlog and we do not expect to see a material impact from these requests. We continue to work in partnership with our customers to continually assess any potential impacts from the pandemic and opportunities to mitigate risk.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	April 2,	March 27,
Income Statement Data	2021	2020
(in thousands)
Net sales	$45,360	$44,171
Gross profit	3,312	5,503
Selling and administrative expenses	3,487	3,217
Interest expense	545	396
(Loss)/income before income taxes	(720)	1,890
(Benefit from)/provision for income taxes	(372)	367
Net (loss)/income	$(348)	$1,523

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended

	April 2,	March 27,
Percent of Sales by Sector	2021	2020

Aerospace and Defense	70%	60%
Medical	19%	24%
Industrial	11%	16%
	100%	100%

Revenue increased in the second quarter of fiscal 2021 by $1.2 million or 2.7% as compared to the second quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $5.3 million, revenue from the medical sector decreased $2.0 million and revenue from the industrial sector decreased $2.1 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $5.3 million in the second quarter of fiscal 2021. A new customer resulted in an increase of $8.3 million. Production ramp up for two customers resulted in an increase in revenue of $2.3 million. These increases were partially offset by reductions to revenue from various customers due to decreases in demand of $5.3 million.

The medical sector saw a decrease of $2.0 million in the second quarter of fiscal 2021 compared to the same period of the prior fiscal year. We saw decreases in customer demand of $5.0 million and decreases related to disengaging with one customer of $0.4 million. These decreases were partially offset by increases related to a new program ramping up with one customer amounting to an aggregate of $0.6 million and various net increases in customer demand of $2.5 million. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $1.7 million resulted primarily from the phase-out of one customer amounting to $1.0 million and $0.6 million of customer program delays at two other customers. The remaining decrease of $0.1 million is due to net decreases in demand from various customers.

Gross profit for the second quarter of fiscal 2021 was $3.3 million, or 7.3% of sales, compared to gross profit of $5.5 million, or 12.5% of sales in the second quarter of fiscal 2020.

Selling and administrative expenses increased $0.3 million in the second quarter of fiscal 2021 compared to the second quarter of the prior fiscal year and represented 7.7% and 7.3% of sales in each of the periods, respectively.

Interest expense increased by $0.1 million in the second quarter of fiscal 2021 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.06% lower during the second quarter of fiscal 2021 compared to the second quarter of the prior fiscal year. Our average outstanding debt balances increased by $4.7 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 due to higher balances on our revolving credit facility and outstanding amounts under the master equipment lease with M&T Bank (the “Master Lease”). Cash paid for interest on credit facility debt was approximately $0.3 million during each of the second quarters of fiscal 2021 and fiscal 2020. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. During the second quarter of fiscal 2021, we paid minimal taxes. At the end of fiscal 2020, the gross NOL carryforwards amounted to approximately $15.2 million. The NOL carryforwards expire in varying amounts between 2023 and 2034, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the three months ended follows:

	Six Months Ended
	April 2,	March 27,
Income Statement Data	2021	2020
(in thousands)
Net sales	$92,841	$88,905
Gross profit	9,052	10,742
Selling and administrative expenses	7,005	6,516
Interest expense	1,002	811
Income before income taxes	1,045	3,415
(Benefit from)/provision for income taxes	(144)	703
Net income	$1,189	$2,712

A summary of sales, according to the market sector within which our customers operate, follows:

	Six Months Ended

	April 2,	March 27,
% of Sales by Sector	2021	2020

Aerospace & Defense	66%	61%
Medical	22%	24%
Industrial	12%	15%
	100%	100%

Revenue increased in the first six months of fiscal 2021 by $3.9 million or 4.4% as compared to the first six months of the prior fiscal year. Revenues from the aerospace & defense sector increased $6.9 million, revenue from the medical sector decreased $0.8 million and revenue from the industrial sector decreased $2.2 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $6.9 million in the first six months of fiscal 2021. A new customer resulted in an increase of $10.3 million. Production ramp up for three customers resulted in an increase in revenue of $3.6 million. These increases were partially offset by reductions to revenue from various customers due to net decreases in demand of $7.0 million.

The medical sector saw a decrease of $0.8 million in the first six months of fiscal 2021 compared to the same period of the prior fiscal year. We saw increases of $3.7 million related to increases in demand with various customers and increases of $1.4 million related to a new program ramping up. These increases were partially offset by decreases in demand from various customers of $4.7 million and a decrease due to a program ending for one customer of $1.2 million. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $2.2 million resulted from decreases in customer demand of $1.5 million and decreases related to customer program delays of $0.7 million.

Gross profit for the first six months of fiscal 2021 was $9.1 million, or 9.8% of sales, compared to gross profit of $10.7 million, or 12.1% of sales in the first six months of fiscal 2020, which included the negative impact of a one-time inventory reserve of $1.0 million related to a reorganization at one of the Company’s medical customers. Customer mix had the most significant impact on gross profit. During the first six months of the prior fiscal year, due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process. No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our financial results reported under accounting principles generally accepted in the United States of America (“GAAP”) financial results. Net income in the first six month of the prior fiscal year was $2.7 million, and, adjusted for the $1.0 million impact from the one-time inventory reserve, adjusted net income was $3.5 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Selling and administrative expenses increased $ 0.5 million in the six months of fiscal 2021 compared to the first six months of the prior fiscal year and represented 7.5% and 7.3% of sales in each of the periods, respectively.

Interest expense increased by $0.2 million in the first six months of fiscal 2021 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 1.21% lower during the first six months of fiscal 2021 compared to the first six months of the prior fiscal year. Our average outstanding debt balances increased by $2.6 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 due to higher balances on our revolving credit facility and outstanding amounts under the Master Lease. Cash paid for interest on credit facility debt was approximately $0.5 million and $0.6 million during the first six months of fiscal 2021 and fiscal 2020, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to be largely sheltered by sizable NOL carryforwards for federal income tax purposes. During the first six months of fiscal 2021, we paid minimal taxes. At the end of fiscal 2020, the gross NOL carryforwards amounted to approximately $15.2 million. The NOL carryforwards expire in varying amounts between 2023 and 2034, unless utilized prior to these dates.

Non-GAAP Financial Measures

In addition to reporting net income, gross profit, gross margin and net income per basic and diluted share, U.S. GAAP measures, we present adjusted net income, adjusted gross profit, adjusted gross margin, adjusted net income per common share, basic and adjusted net income per common share, diluted, which are non-GAAP measures, to reflect the impact of a one-time inventory reserve related to a customer’s bankruptcy. We believe these non-GAAP measures are important measures of our performance because they allow management, investors and others to evaluate and compare our performance from period to period by removing the impact of the one-time inventory reserve related to a customer’s bankruptcy. Adjusted net income, adjusted gross profit, adjusted gross margin, adjusted net income per common share, basic and adjusted net income per common share, diluted are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute for the GAAP measures of net income gross profit, gross margin and net income per basic and diluted share, and therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. These non-GAAP measures may produce results that vary from the GAAP measures and may not be comparable to a similarly titled non-GAAP measure used by other companies.

Six Months Ended
March 27, 2020
Reconciliation of adjusted gross profit:
Gross profit	$10,742
Non-cash charge (1)	987
Adjusted gross profit	$11,729

Reconciliation of adjusted gross margin:
Gross margin	12.1%
Non-cash charge (1)	1.1%
Adjusted gross margin	13.2%

Reconciliation of adjusted net income:
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

Liquidity and Capital Resources

Capital Resources

As of April 2, 2021, there were $1.4 million of outstanding capital expenditure commitments for manufacturing equipment. We generally fund capital expenditures with cash flows from operations, our revolving credit facility and the Master Lease. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and the Master Lease are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the six months ended April 2, 2021 and March 27, 2020 follows:

	Six Months Ended
	April 2,	March 27,
Cash Flow Data	2021	2020
(in thousands)
Cash, beginning of period	$312	$—
Net cash provided by/(used in):
Operating activities	(6,793)	1,800
Investing activities	(7,155)	(1,351)
Financing activities	14,027	(449)
Net cash change for the period	79	—
Cash, end of period	$391	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $4.1 million and $7.1 million for the first six months of fiscal 2021 and fiscal 2020, respectively. The decrease was due to a $1.5 million decrease in net income, an increase of depreciation of $1.0 million and a decrease in deferred tax expense of $1.6 million in the first six months of fiscal 2021 compared to the prior fiscal year, mainly due to a decrease in gross profit.

Working capital used cash flows of $10.9 million in the first six months of fiscal 2021 and provided cash flows of $5.3 million in the first six months of fiscal 2020. The change in working capital in the first six months of fiscal 2021 was due to usage of cash from increases in unbilled contract revenue of $9.3 million, increases in inventories of $3.0 million, increases in other current assets of $1.1 million, decreases in accounts payable of $6.7 million and decreases in accrued expense of $2.0 million. The use of cash was partially offset by cash provided from decreases in accounts receivable of $2.7 million and increases in customer deposits of $8.0 million. Inventory and customer deposit increases were driven by the higher customer demand to meet increased backlog and securing materials for future production. The changes in accounts receivable and unbilled contract revenue was primarily due to the timing of sales and billings. The decrease in accounts payable and accrued expense was due to timing.

Investing activities

Cash flows used in investing activities were $7.2 million and $1.4 million for the first six months of fiscal 2021 and fiscal 2020, respectively. Cash flows used in the first six months of fiscal 2021 consisted of purchases of equipment and the property in Rochester, NY, offset by disposals of certain equipment. During the first six months of fiscal 2021, we received $1.5 million of proceeds from a grant from New York State related to the purchases of certain equipment. During the first six months of fiscal 2021, we commenced a new lease for a new state-of-the art manufacturing facility and administrative offices in Newark, NY. Cash flows used in the first six months of fiscal 2020 consisted of purchases of equipment.

Financing activities

Cash flows provided by financing activities were $14.0 million for the first six months of fiscal 2021 compared to cash usage of $0.4 million for the first six months of fiscal 2020. During the first six months of fiscal 2021, net borrowings under all credit facilities were $12.9 million, with $8.4 million of net borrowings under the Revolver, as defined below, and net borrowings of $4.5 million for other debt. During the first six months of fiscal 2020, net repayments under all credit facilities were $0.8 million, with $0.1 million of net repayments under the Revolver and repayments of $0.7 million for all other debt.

Credit Facilities

At April 2, 2021, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amended and Restated Credit Facility Agreement, as amended (the “Credit Facility”) which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (the “Prior Credit Facility, as amended”) amounted to $34.6 million, and the upper limit was $43.3 million. We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility contains various affirmative and negative covenants including a financial covenant. As of April 2, 2021, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended April 2, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at April 2, 2021. The Fixed Charge Coverage Ratio was calculated as 2.37 at April 2, 2021. The Company was in compliance with the financial debt covenant at April 2, 2021.

Detailed information regarding our borrowings at April 2, 2021 is provided in Note 6—Credit Facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk. The Company may use derivatives only for the purpose of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure. The Company did not have any derivative financial instruments at April 2, 2021 or September 30, 2020.

At April 2, 2021, the Company had $34.6 million of debt, all comprised of variable interest rates. Interest rates on variable loans are based on the London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of April 2, 2021 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.3 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial

Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 2, 2021, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 2, 2021, our disclosure controls and procedures were effective.

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

In response to the COVID-19 pandemic, some of our employees have worked remotely since the third quarter of fiscal 2020. Management has taken measures to ensure that our internal controls over financial reporting remained effective and were not materially affected by these changes to the working environment during this period. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

During the quarter ended April 2, 2021, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic may significantly disrupt our workforce, including our ability to hire and onboard employees, if a significant percentage of our employees or any potential hires are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of recent changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. Beginning in the first half of the second quarter of fiscal 2021, we saw employee absenteeism return to more normal levels, as the impacts from the post-holiday spike in virus cases receded. While we remain fully operational, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic progresses, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related illness could impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, any of which could have a material effect on us. This situation continues to change rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*

Second Amendment to Sixth Amended and Restated Credit Facility Agreement dated as of March 1, 2021 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021)

10.2**

Term Note issued March 1, 2021 by IEC Electronics Corp. in favor of Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2021)

10.3

Mortgage dated as of March 1, 2021 by IEC Electronics Corp. and the County of Monroe Industrial Development Agency to Manufacturers and Traders Trust Company (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2021)

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

*Certain schedules (as indicated by “[*]”) of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

**Certain personally identifiable information (as indicated by “[***]”) has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

May 5, 2021	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)