Form 10-Q
period 2021-07-02
IEC ELECTRONICS CORP
filed 2021-08-12
CIK 49728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2021

or

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

Common Stock, $0.01 par value –10,623,735 shares as of August 2, 2021

Part I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2021 and SEPTEMBER 30, 2020

(unaudited; in thousands, except share and per share data)

	July 2,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	$116	$312
Accounts receivable, net of allowance	31,922	30,361
Unbilled contract revenue	13,313	8,773
Inventories	53,906	51,374
Other current assets	1,678	1,757
Total current assets	100,935	92,577

Property, plant and equipment, net	50,805	23,587
Deferred income taxes	4,936	4,840
Operating lease right-of-use assets, net of accumulated amortization	200	260
Other long-term assets	876	1,700

Total assets	$157,752	$122,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$248	$—
Current portion of operating lease obligation	63	61
Current portion of finance lease obligation	2,080	436
Accounts payable	25,201	29,733
Accrued payroll and related expenses	1,463	3,659
Other accrued expenses	316	457
Customer deposits	17,578	19,783
Total current liabilities	46,949	54,129

Long-term debt	36,385	21,476
Long-term operating lease obligation	136	184
Long-term finance lease obligation	29,690	6,616
Other long-term liabilities	2,868	1,404
Total liabilities	116,028	83,809

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value:
Authorized: 50,000,000 shares
Issued: 11,675,866 and 11,556,214 shares, respectively
Outstanding: 10,620,378 and 10,500,726 shares, respectively	106	105
Additional paid-in capital	49,514	49,161
Accumulated deficit	(6,307)	(8,522)
Treasury stock, at cost: 1,055,488 shares	(1,589)	(1,589)
Total stockholders’ equity	41,724	39,155

Total liabilities and stockholders’ equity	$157,752	$122,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 2, 2021 and JUNE 26, 2020

(unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020

Net sales	$49,370	$47,364	$142,211	$136,269
Cost of sales	44,135	40,722	127,924	118,885
Gross profit	5,235	6,642	14,287	17,384

Selling and administrative expenses	3,357	3,678	10,362	10,194
Operating profit	1,878	2,964	3,925	7,190

Interest expense	587	300	1,589	1,111
Income before provision for income taxes	1,291	2,664	2,336	6,079

Provision for income taxes	265	550	121	1,253

Net income	$1,026	$2,114	$2,215	$4,826

Net income per common share:
Basic	$0.10	$0.20	$0.21	$0.46
Diluted	$0.09	$0.20	$0.20	$0.45

Weighted average number of shares outstanding:
Basic	10,616,613	10,424,056	10,574,713	10,388,872
Diluted	11,048,668	10,758,092	11,032,245	10,697,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JULY 2, 2021

(unaudited; in thousands, except share and per share data)

	Number	Common	Additional		Treasury	Total
	of Shares	Stock,	Paid-In	Accumulated	Stock,	Stockholders’
	Outstanding	par $0.01	Capital	Deficit	at cost	Equity

Balances, September 30, 2020	10,500,726	$105	$49,161	$(8,522)	$(1,589)	$39,155

Net income	—	—	—	1,537	—	1,537
Stock-based compensation	—	—	242	—	—	242
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	57,455	1	(401)	—	—	(400)
Exercise of stock options	14,000	—	68	—	—	68
Employee stock plan purchases	5,852	—	45	—	—	45

Balances, January 1, 2021	10,578,033	$106	$49,115	$(6,985)	$(1,589)	$40,647

Net loss	—	—	—	(348)	—	(348)
Stock-based compensation	—	—	226	—	—	226
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	27,603	—	(85)	—	—	(85)
Employee stock plan purchases	4,572	—	49	—	—	49

Balances, April 2, 2021	10,610,208	$106	$49,305	$(7,333)	$(1,589)	$40,489

Net income	—	—	—	1,026	—	1,026
Stock-based compensation	—	—	182	—	—	182
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	5,795	—	—	—	—	—
Exercise of stock options	4,375	—	27	—	—	27

Balances, July 2, 2021	10,620,378	$106	$49,514	$(6,307)	$(1,589)	$41,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENT of CHANGES in STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 26, 2020

(unaudited; in thousands, except share and per share data)

	Number	Common	Additional		Treasury	Total
	of Shares	Stock,	Paid-In	Accumulated	Stock,	Stockholders’
	Outstanding	par $0.01	Capital	Deficit	at cost	Equity

Balances, September 30, 2019	10,338,548	$103	$48,001	$(15,275)	$(1,589)	$31,240

Net income	—	—	—	1,189	—	1,189
Stock-based compensation	—	—	152	—	—	152
Vested restricted stock and restricted stock units, net of shares withheld for payment of taxes	6,367	—	(24)	—	—	(24)
Exercise of stock options	24,000	—	130	—	—	130
Employee stock plan purchases	6,449	—	40	—	—	40

Balances, December 27, 2019	10,375,364	$103	$48,299	$(14,086)	$(1,589)	$32,727

Net income	—	—	—	1,523	—	1,523
Stock-based compensation	—	—	185	—	—	185
Restricted stock vested, net of shares withheld for payment of taxes	4,663	—	(33)	—	—	(33)
Restricted stock units vested, net of shares withheld for payment of taxes	10,089	—	(35)	—	—	(35)
Employee stock plan purchases	2,000	—	8	—	—	8

Balances, March 27, 2020	10,392,116	$103	$48,424	$(12,563)	$(1,589)	$34,375

Net income	—	—	—	2,114	—	2,114
Stock-based compensation	—	—	189	—	—	189
Restricted stock vested, net of shares withheld for payment of taxes	25,576	—	(6)	—	—	(6)
Exercise of stock options, net of shares surrendered	4,500	—	23	—	—	23
Employee stock plan purchases	8,534	1	46	—	—	47

Balances, June 26, 2020	10,430,726	$104	$48,676	$(10,449)	$(1,589)	$36,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

IEC ELECTRONICS CORP.

CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS

NINE MONTHS ENDED JULY 2, 2021 and JUNE 26, 2020

(unaudited; in thousands)

	Nine Months Ended
	July 2,	June 26,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,215	$4,826
Non-cash adjustments:
Stock-based compensation	650	526
Depreciation and amortization	3,685	2,442
Change in reserve for doubtful accounts	(56)	94
Change in inventory reserve and warranty reserve	467	1,226
Gain on sale of property, plant and equipment	(30)	—
Deferred tax (income) expense	(96)	1,751
Amortization of deferred gain	(86)	(86)

Changes in operating assets and liabilities:
Accounts receivable	(1,505)	(2,796)
Unbilled contract revenue	(4,540)	(988)
Inventories	(2,705)	(3,818)
Federal income tax receivable	—	(517)
Other current assets	79	68
Other long-term assets	180	(330)
Accounts payable	(4,682)	(1,188)
Change in book overdraft position	—	(107)
Accrued expenses	(2,631)	(557)
Customer deposits	(2,205)	7,210
Net change in lease right-of-use assets and liabilities	14	—
Other long-term liabilities	114	—
Net cash flows (used in)/provided by operating activities	(11,132)	7,756

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,591)	(3,067)
Proceeds from disposal of property, plant and equipment	668	—
Proceeds received from capital grants	1,500	—
Net cash flows used in investing activities	(9,423)	(3,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility	84,121	55,523
Repayments of revolving credit facility	(71,041)	(56,505)
Borrowings under other loan agreements	8,699	—
Repayments under other loan agreements	(6,603)	(3,904)
Payments under finance lease	(944)	(284)
Proceeds received from lease financing obligation	6,521	415
Debt issuance costs	(98)	(84)
Proceeds from exercise of stock options	95	161
Proceeds from employee stock plan purchases	94	87
Cash paid for taxes upon vesting of restricted stock	(485)	(98)
Net cash flows provided by/(used in) financing activities	20,359	(4,689)

Net cash change for the period	(196)	—
Cash, beginning of period	312	—
Cash, end of period	$116	$—

Supplemental cash flow information
Interest paid	$1,526	$1,094
Income taxes paid	239	20
Non-cash transactions:
Property, plant and equipment purchases included in accounts payable	$150	$90

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

Fiscal Calendar

The Company’s fiscal year ends on September 30 and the first three quarters generally end on the Friday closest to the last day of the calendar quarter. For the fiscal year ending September 30, 2021 (“fiscal 2021”), the fiscal quarters ended on January 1, 2021, April 2, 2021 and July 2, 2021. For the fiscal year ended September 30, 2020 (“fiscal 2020”), the fiscal quarters ended on December 27, 2019, March 27, 2020 and June 26, 2020.

Consolidation

The condensed consolidated financial statements include the accounts of IEC and its wholly-owned subsidiaries: IEC Electronics Corp-Albuquerque (“Albuquerque”), and IEC Analysis & Testing Laboratory, LLC (“ATL”). All intercompany transactions and accounts are eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended July 2, 2021 and June 26, 2020 have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include certain of the information the footnotes require by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, required for a fair presentation of the information have been made. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Cash

The Company’s cash represents deposit accounts with Manufacturers and Traders Trust Company (“M&T Bank”), a banking corporation headquartered in Buffalo, NY. The Company’s cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft. Book overdrafts are presented in accounts payable in the condensed consolidated balance sheets. There were no book overdrafts at July 2, 2021 and September 30, 2020. Changes in the book overdrafts are presented within net cash flows (used in)/provided by operating activities within the condensed consolidated statements of cash flows.

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

Reviewing Long-Lived Assets for Potential Impairment

ASC 360 (Property, Plant and Equipment) requires the Company to test long-lived assets (PP&E and definite lived assets) for recoverability whenever events or circumstances indicate that the carrying amount may not be recoverable. If carrying value exceeds undiscounted future cash flows attributable to an asset, it is considered impaired and the excess of carrying value over fair value must be charged to earnings. No impairment charges were recorded by IEC for long-lived assets during the three and nine months ended July 2, 2021 and June 26, 2020.

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

The Company deems a transfer between levels of the fair value hierarchy to have occurred at the beginning of the reporting period. There were no such transfers during the three and nine months ended July 2, 2021 and June 26, 2020.

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

Any interest incurred is reported as interest expense. Any penalties incurred are reported as tax expense. The Company’s income tax filings are subject to audit by various tax jurisdictions and current open years are the fiscal year ended September 30, 2016 through fiscal year ended September 30, 2020.

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

Segments

The Company’s results of operations for the three and nine months ended July 2, 2021 and June 26, 2020 represent a single operating and reporting segment, referred to as contract manufacturing within the EMS industry. The Company strategically directs production between its various manufacturing facilities based on a number of considerations to best meet its customers’ requirements. The Company shares resources between its facilities for sales, marketing, engineering, supply chain, information services, human resources, payroll and corporate accounting functions. Consolidated financial information is evaluated regularly by the chief operating decision maker in assessing performance and allocating resources. The Company’s operations as a whole reflect the level at which the business is managed and how the Company’s chief operating decision maker assesses performance internally.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as other long-term assets, on the Company’s condensed consolidated balance sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record the impairment loss in its condensed consolidated statements of operations. The Company did not recognize an impairment loss during the three and nine months ended July 2, 2021 and June 26, 2020.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). The Company did not incur variable lease payments during the three and nine months ended July 2, 2021 and June 26, 2020.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 41.1% and 46.5% of the Company’s revenue for the three and nine months ended July 2, 2021, respectively. Revenue from goods and services transferred to customers at a point in time accounted for 51.4% and 50.4% of the Company’s revenue for the three and nine months ended June 26, 2020, respectively. Revenue on these contracts is recognized when obligations under the terms of the customer contract are satisfied, generally this occurs with the transfer of control upon shipment. If there is no enforceable right to payment for work completed to date, or the Company does not recapture costs incurred plus an applicable margin, then the Company records revenue upon shipment to the customer.

Revenue from goods and services transferred to customers over time accounted for 58.9% and 53.5% of the Company’s revenue for the three and nine months ended July 2, 2021, respectively. Revenue from goods and services transferred to customers over time accounted for 48.6% and 49.6% of the Company’s revenue for the three and nine months ended June 26, 2020, respectively. For revenue recognized over time, the Company uses an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion. If the Company has an enforceable right to payment for work completed to date, with a recapture of costs incurred plus an applicable margin, and the goods do not have an alternative future use once the manufacturing process has commenced, then the Company records an unbilled revenue associated with non-cancellable customer orders.

The Company derives revenue from engineering and design services. Service revenue is generally recognized once the service has been rendered. For material management arrangements, revenue is generally recognized as services are rendered. Under such arrangements, some or all of the following services may be provided: design, bid, procurement, testing, storage or other activities relating to materials the customer expects to incorporate into products that it manufactures. Value-added support services revenue, including material management and repair work revenue, amounted to less than 3% of total revenue in each of the three and nine months ended July 2, 2021 and June 26, 2020.

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

	Three Months Ended
	July 2, 2021			June 26, 2020
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$11,177	$26,344	$37,521	$14,263	$13,682	$27,945
Medical	5,124	1,788	6,912	4,886	8,376	13,262
Industrial	3,987	950	4,937	5,207	950	6,157
	$20,288	$29,082	$49,370	$24,356	$23,008	$47,364

	Nine Months Ended
	July 2, 2021			June 26, 2020
	Point in Time	Over Time	Net Sales	Point in Time	Over Time	Net Sales
(in thousands)
Aerospace & Defense	$35,880	$62,246	$98,126	$40,639	$41,122	$81,761
Medical	16,933	11,509	28,442	12,618	22,812	35,430
Industrial	13,288	2,355	15,643	15,419	3,659	19,078
	$66,101	$76,110	$142,211	$68,676	$67,593	$136,269

Customer Deposits

Customer deposits are recorded when cash payments are received or due in advance of revenue recognition from contracts with customers. The timing of revenue recognition may differ from the timing of billings to customers. The changes in customer deposits from the Company’s custom manufacturing services are as follows:

	Nine Months Ended
	July 2,	June 26,
	2021	2020
(in thousands)
Beginning balance	$19,783	$13,229
Recognition of deferred revenue	(25,248)	(11,705)
Deferral of revenue	23,043	18,915
Ending balance	$17,578	$20,439

Sales Outside the United States

For each of the three and nine months ended July 2, 2021 and June 26, 2020, less than 2% of net sales were shipped to locations outside the United States.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of activity in the allowance for doubtful accounts during the period follows:

	Nine Months Ended
	July 2,	June 26,
Allowance for doubtful accounts	2021	2020
(in thousands)
Allowance, beginning of period	$185	$71
(Decrease)/increase in provision for doubtful accounts	(56)	94
Write-offs	(3)	—
Allowance, end of period	$126	$165

NOTE 4—INVENTORIES

A summary of inventory by category at period end follows:

	July 2,	September 30,
Inventories	2021	2020
(in thousands)
Raw materials	$37,174	$32,904
Work-in-process	12,786	15,009
Finished goods	3,946	3,461
Total inventories	$53,906	$51,374

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment and accumulated depreciation at period end follows:

	July 2,	September 30,
Property, Plant and Equipment	2021	2020
(in thousands)
Land and improvements	$788	$788
Buildings and improvements	8,302	7,430
Buildings under finance lease	27,709	7,750
Machinery and equipment	39,182	34,095
Furniture and fixtures	8,824	8,113
Software	5,215	5,215
Construction in progress	10,302	6,079
Total property, plant and equipment, at cost	100,322	69,470
Accumulated depreciation	(49,517)	(45,883)
Property, plant and equipment, net	$50,805	$23,587

In November 2020, the Company commenced a lease for certain property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices having approximately 153,000 square feet (the “Property”). The lease for the Property has an initial term of 15 years with one renewal option of 10 years resulting in the recognition of a right of use asset of $19.1 million.

In October 2020, the Company acquired an industrial and office building and certain equipment located at 50 Jetview Drive, Rochester, New York (“Jetview building”). The value of the Jetview building is recorded at $4.8 million in the construction in progress section of the above table at July 2, 2021.

Depreciation expense during the three and nine months ended July 2, 2021 and June 26, 2020 follows:

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
Depreciation Expense	2021	2020	2021	2020
(in thousands)
Depreciation expense	$1,311	$834	$3,670	$2,386

NOTE 6—CREDIT FACILITIES

A summary of borrowings at period end follows:

	Fixed/		July 2, 2021		September 30, 2020
	Variable	Maturity		Interest		Interest
Credit Facility Debt	Rate	Date	Balance	Rate	Balance	Rate
(in thousands)
M&T Bank credit facilities:
Revolving Credit Facility	v	6/4/2023	$33,040	2.75%	$19,960	2.75%
Master Lease	v	6/4/2023	241	3.00	1,782	3.00
Jetview Term Loan	v	3/1/2026	3,637	3.65	—	—
Total debt, gross			36,918		21,742
Unamortized debt issuance costs			(285)		(266)
Total debt, net			36,633		21,476
Less: current portion			(248)		—
Long-term debt			$36,385		$21,476

M&T Bank Credit Facilities

Effective as of June 4, 2020, the Company and M&T Bank entered into the Sixth Amended and Restated Credit Facility Agreement, as amended by the Consent and First Amendment effective as of September 30, 2020 (as amended the “Credit Facility”), which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (collectively, the “Prior Credit Facility, as amended”).

Pursuant to the Credit Facility, the Company increased its revolving credit facility to an aggregate principal amount of $45.0 million and added provisions that allow the Company, subject to certain requirements, to request further increases, in minimum amounts of $5.0 million, up to $55.0 million. The Credit Facility also amended the financial covenant, Fixed Charge Coverage Ratio, and set a Minimum Fixed Charge Coverage Ratio. In addition, the Credit Facility modified the definition of Applicable Margin used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and modified the definition of Permitted Acquisitions. The Credit Facility also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued. The Credit Facility prohibits the Company from making cash dividends without first obtaining the consent of M&T Bank.

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

Individual debt facilities provided under the Credit Facility as of July 2, 2021 and September 30, 2020, are described below:

a)	Revolving Credit Facility (“Revolver”): At July 2, 2021 and September 30, 2020, up to $45.0 million was available under the Credit Facility through June 4, 2023. The maximum amount the Company may borrow is determined based on a borrowing base calculation described below.
b)	Master Lease: At July 2, 2021 and September 30, 2020, we had drawn down $0.2 million and $1.8 million respectively, pursuant to the Master Lease that was entered into as of June 4, 2020. At July 2, 2021, there was $6.4 million included in the finance lease obligation.
c)	Jetview Term Loan: IEC borrowed $3.7 million on March 1, 2021, principal is being repaid in equal monthly installments of $20.7 thousand plus a balloon payment of $2.5 million due at maturity. The maturity date of the loan is March 1, 2026.

Borrowing Base

At July 2, 2021 and September 30, 2020, under the Credit Facility, the maximum amount the Company can borrow under the Revolver was the lesser of (i) 85% of eligible receivables plus (ii) up to 90% of eligible investment grade accounts plus (iii) a percentage of eligible inventories (up to a cap of $30.0 million).

At July 2, 2021, the upper limit on Revolver borrowings was $45.0 million and $12.0 million was available. At September 30, 2020, the upper limit on Revolver borrowings was $39.4 million and $19.4 million was available. Average Revolver balances amounted to $31.7 million and $25.2 million during the nine months ended July 2, 2021 and June 26, 2020, respectively.

Interest Rates

Under the Credit Facility, variable rate debt accrues interest at LIBOR plus the applicable marginal interest rate that fluctuates based on the Company’s Fixed Charge Coverage Ratio, as defined below. At July 2, 2021, the applicable marginal interest rate was 1.75% for the Revolver. Changes to applicable margins and unused fees resulting from the Fixed Charge Coverage Ratio generally become effective mid-way through the subsequent quarter.

The Company incurs quarterly unused commitment fees ranging from 0.25% to 0.375% of the excess of $45.0 million over average borrowings under the Revolver. For the fiscal quarter ended July 2, 2021, the unused commitment fee was fixed at 0.25%. Fees incurred amounted to $30.9 thousand and $54.5 thousand during the three and nine months ended July 2, 2021, respectively. Fees incurred amounted to $5.8 thousand and $18.3 thousand during the three and nine months ended June 26, 2020, respectively. The fee percentage varies based on the Company’s Fixed Charge Coverage Ratio, as defined below.

Financial Covenants

The Credit Facility contains various affirmative and negative covenants including financial covenants. As of July 2, 2021, the Company had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus income tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, income taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended July 2, 2021 as a minimum of 1.10 times. The Fixed Charge Coverage Ratio was the only covenant in effect at July 2, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which the outstanding balance and any unpaid interest would become due and payable.

The Company was in compliance with the financial debt covenant at July 2, 2021.

Contractual Principal Payments

A summary of contractual principal payments under IEC’s borrowings at July 2, 2021 for the next five years taking into consideration the Credit Facility is as follows:

Contractual
Principal
Debt Repayment Schedule	Payments
(in thousands)
Twelve months ending fiscal third quarter
2022	$248
2023 (1)	33,529
2024	248
2025	248
2026 and thereafter	2,645
$36,918

(1)     Includes Revolver balance of $33.0 at July 2, 2021.

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

A summary of additions to and charges against IEC’s warranty reserves during the period follows:

	Nine Months Ended
	July 2,	June 26,
Warranty Reserve	2021	2020
(in thousands)
Reserve, beginning of period	$100	$165
Provision	294	4
Warranty costs	(236)	(38)
Reserve, end of period	$158	$131

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

Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.7 million, respectively, for each of the three and nine months ended July 2, 2021. Stock-based compensation expense recorded under the 2010 Plan and the 2019 Plan, totaled $0.2 million and $0.5 million, respectively, for each of the three and nine months ended June 26, 2020.

At July 2, 2021, there were 490,329 shares of common stock available to be issued under the 2019 Plan and 64,294 shares of common stock available to be issued under the ESPP.

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

Assumptions used in the Black-Scholes model and the estimated value of options granted during the nine months ended July 2, 2021 and June 26, 2020 follows.

	Nine Months Ended
	July 2,	June 26,
Valuation of Options	2021	2020
Assumptions for Black-Scholes:
Risk-free interest rate	0.62%	0.49%
Expected term in years	5.5	5.5
Volatility	40%	40%
Expected annual dividends	none	none

Value of options granted:
Number of options granted	65,000	37,500
Weighted average fair value per share	$3.92	$2.65
Fair value of options granted (000s)	$255	$99

A summary of stock option activity, together with other related data, follows:

	Nine Months Ended
	July 2, 2021		June 26, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number	Exercise	Number	Exercise
Stock Options	of Options	Price	of Options	Price

Outstanding, beginning of period	670,145	$4.67	743,145	$4.54
Granted	65,000	10.00	37,500	5.26
Exercised	(18,375)	5.14	(30,500)	5.29
Forfeited	(17,000)	6.81	(15,000)	3.92
Expired	(3,000)	3.74	(5,000)	6.91
Outstanding, end of period	696,770	$5.11	730,145	$4.54

For options expected to vest
Number expected to vest	688,815	$5.08	721,416	$4.53
Weighted average remaining contractual term, in years	4.9		3.1
Intrinsic value (000s)		$3,740		$3,442

For exercisable options
Number exercisable	502,145	$4.32	538,645	$4.15
Weighted average remaining contractual term, in years	3.9		1.7
Intrinsic value (000s)		$3,095		$2,761

For non-exercisable options
Expense not yet recognized (000s)		$442		$345
Weighted average years to be recognized	2.9		2.9

For options exercised
Intrinsic value (000s)		$106		$93

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

A summary of restricted stock activity, together with related data, follows:

	Nine Months Ended
	July 2, 2021		June 26, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number of Non-	Grant Date	Number of Non-	Grant Date
Restricted (Non-vested) Stock	vested Shares	Fair Value	vested Shares	Fair Value

Outstanding, beginning of period	49,825	$5.32	82,707	$5.25
Granted	20,407	11.64	24,850	5.03
Vested	(25,380)	5.19	(44,482)	4.80
Forfeited	(1,000)	4.12	(13,250)	6.09
Outstanding, end of period	43,852	$8.37	49,825	$5.32

For non-vested shares
Expense not yet recognized (000s)		$330		$255
Weighted average remaining years for vesting	2.1		1.7

For shares vested
Aggregate fair value on vesting dates (000s)		$333		$317

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

A summary of restricted stock unit activity, together with related data, follows:

	Nine Months Ended
	July 2, 2021		June 26, 2020
		Wgtd. Avg.		Wgtd. Avg.
	Number of Non-	Grant Date	Number of Non-	Grant Date
Restricted Stock Units	vested Units	Fair Value	vested Units	Fair Value

Outstanding, beginning of period	186,727	$6.56	153,186	$5.36
Granted	67,597	7.65	50,556	9.19
Vested	(102,624)	4.28	(17,015)	3.58
Forfeited	—	—	—	—
Outstanding, end of period	151,700	$8.58	186,727	$6.56

For non-vested shares
Expense not yet recognized (000s)		$722		$818
Weighted average remaining years for vesting	1.7		2.0

For shares vested
Aggregate fair value on vesting dates (000s)		$1,268		$86

NOTE 9—INCOME TAXES

The provision for income taxes during each of the three and nine months ended July 2, 2021 and June 26, 2020 follows:

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
Income Taxes	2021	2020	2021	2020
(in thousands)
Provision for income taxes	$265	$550	$121	$1,253

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

In response to the COVID-19 pandemic, many governments enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., the Consolidated Appropriations Act, 2021 (the “Consolidated Appropriations Act”), which was enacted on December 21, 2020 in the U.S., and the American Rescue Plan Act of 2021 (the “American Rescue Plan”), which was enacted on March 11, 2021 in the U.S., include measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has assessed the provisions of the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan, and has determined that there were no material tax impacts to the condensed consolidated financial statements for the three and nine months ended July 2, 2021.

The Company’s effective tax rate for the three and nine months ended July 2, 2021 is comprised of the federal tax rate of 21% plus the state tax rate of 1.58%, which is adjusted for permanent book tax differences. During the three and nine months ended July 2, 2021, the permanent items included meals and entertainment and stock based compensation. The discrete tax benefit for the three and nine months ended July 2, 2021 and June 26, 2020 is related to excess tax benefits recognized upon vesting of restricted stock units or exercise of stock options during those quarters.

NOTE 10—MARKET SECTORS AND MAJOR CUSTOMERS

A summary of sales, according to the market sector within which IEC’s customers operate, follows:

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
% of Sales by Sector	2021	2020	2021	2020

Aerospace & Defense	76%	59%	69%	60%
Medical	14%	28%	20%	26%
Industrial	10%	13%	11%	14%
	100%	100%	100%	100%

Four individual customers represented 10% or more of sales for the three months ended July 2, 2021. All four of these customers were from the aerospace & defense sector and represented 20%, 19%, 15% and 12% of sales. Four individual customers represented 10% or more of sales for the nine months ended July 2, 2021. All four of these customers were from the aerospace & defense sector and represented 23%, 13%, 12% and 12% of sales.

Four individual customers represented 10% or more of sales for the three months ended June 26, 2020. Three of these customers were from the aerospace & defense sector and represented 27%, 11% and 10% of sales. The fourth customer was from the medical sector and represented 17% of sales for the three months ended June 26, 2020. Four individual customers represented 10% or more of sales for the nine months ended June 26, 2020. Three of these customers were from the aerospace & defense sector and represented 26% and 11% and 10% of sales. The fourth customer was from the medical sector and represented 16% of sales for the nine months ended June 26, 2020.

Three individual customers represented 10% or more of receivables and accounted for 53% of the outstanding balance at July 2, 2021. Two individual customers represented 10% or more of receivables and accounted for 30% of the outstanding balance at September 30, 2020.

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

NOTE 12—LEASES

Operating Leases

IEC has a lease portfolio that consists of operating leases for equipment, and has remaining terms from less than one year to up to approximately three years, with contractual terms expiring from 2022 to 2024. None of these leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s operating leases were as follows:

	July 2,	September 30,
Operating Leases	2021	2020

Weighted average remaining lease term for operating leases (in years)	3.0	3.8
Weighted average discount rate for operating leases	5.47%	5.47%

Finance Leases

IEC’s lease portfolio also consists of finance leases for equipment and real estate, and has remaining terms of four years up to approximately fourteen years, with contractual terms expiring in 2024 through 2035.

Supplemental balance sheet information related to the Company’s finance leases were as follows:

	July 2,	September 30,
Finance Leases	2021	2020

Finance lease right-of-use assets, net of accumulated amortization (included in PP&E) (in thousands)	$31,319	$6,329
Weighted average remaining lease term for finance leases (in years)	12.1	11.3
Weighted average discount rate for finance leases	3.52%	4.83%

In November 2020 the Company commenced a lease for the Property located in Newark, New York, which includes a new state-of-the art manufacturing facility and administrative offices. The lease for the property has an initial term of 15 years with one renewal option of 10 years, resulting in a ROU asset of $19.1 million. The Company entered into a finance lease under our Master Lease for certain equipment and leasehold improvements to be located at the property resulting in a ROU asset of $6.5 million during the nine months ended July 2, 2021. The equipment and leasehold improvements are included in property, plant and equipment on the condensed consolidated balance sheets. The Master Lease is described in Note 6—Credit Facilities.

Lease Expense

The components of lease expense, recorded in cost of sales, selling and administrative expenses and interest expense in the condensed consolidated statements of operations, during the three and nine months ended July 2, 2021 and June 26, 2020 were as follows:

		Three Months Ended		Nine Months Ended
		July 2,	June 26,	July 2,	June 26,
Lease Expense	Classification	2021	2020	2021	2020
(in thousands)
Operating lease expense
Fixed payment operating lease expense (1)	Cost of sales	$31	$62	$161	$155
Fixed payment operating lease expense	Selling and administrative expenses	6	1	25	31
Finance lease expense
Depreciation of ROU assets	Cost of sales	557	131	1,383	404
Depreciation of ROU assets	Selling and administrative expenses	33	—	89	—
Interest	Interest expense	250	87	718	261
Total lease expense		$877	$281	$2,376	$851

(1)     Includes short-term leases which are not material.

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company’s leases during the three and nine months ended July 2, 2021 and June 26, 2020 were as follows:

	Nine Months Ended
	July 2,	June 26,
Supplemental Cash Flow	2021	2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating lease ROU assets	$55	$65
Interest paid on finance leases	718	261

Lease liabilities arising from obtaining ROU assets:
Operating leases	—	33
Finance leases	$19,142	$—

Contractual Lease Payments

A summary of operating lease payments for the next five years follows:

Contractual
Lease
Operating Lease Payment Schedule	Payments
(in thousands)
Twelve months ending fiscal third quarter
2022	$73
2023	71
2024	71
2025	1
2026 and thereafter	—
Total operating lease payments	216
Less: amounts representing interest	(17)
Total operating lease obligation	$199

A summary of finance lease payments for the next five years follows:

Contractual
Lease
Finance Lease Payment Schedule	Payments
(in thousands)
Twelve months ending fiscal third quarter
2022	$3,162
2023	3,260
2024	3,273
2025	3,351
2026 and thereafter	26,389
Total finance lease payments	39,435
Less: amounts representing interest	(7,665)
Total finance lease obligation	$31,770

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

A summary of shares used in the EPS calculations follows:

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
Net Income Per Share	2021	2020	2021	2020
(in thousands, except share and per share data)
Basic net income per share:
Net income	$1,026	$2,114	$2,215	$4,826
Less: Income attributable to non-vested shares	4	10	9	23
Net income available to common stockholders	$1,022	$2,104	$2,206	$4,803

Weighted average common shares outstanding	10,616,613	10,424,056	10,574,713	10,388,872

Basic income per share	$0.10	$0.20	$0.21	$0.46

Diluted net income per share:
Net income	$1,026	$2,114	$2,215	$4,826

Shares used in computing basic net income per share	10,616,613	10,424,056	10,574,713	10,388,872
Dilutive effect of options and non-vested shares	432,055	334,036	457,532	308,416
Shares used in computing diluted net income per share	11,048,668	10,758,092	11,032,245	10,697,288

Diluted net income per share	$0.09	$0.20	$0.20	$0.45

The diluted weighted average share calculations do not include the following shares, which are anti-dilutive to the EPS calculations.

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020

Anti-dilutive shares excluded	11,825	—	11,825	—

NOTE 14—SUBSEQUENT EVENT

On August 12, 2021, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Creation Technologies International Inc. (“Parent”), Creation Technologies Inc. (the “Guarantor”) and CTI Acquisition Corp., a wholly-owned subsidiary of Parent (“Purchaser”), under which Purchaser will acquire all outstanding shares of the Company’s common stock for $15.35 per share in cash, representing an implied fully diluted equity value of approximately $174 million. The transaction is structured as a tender offer followed by a merger (collectively, the “Transaction”). The Transaction, which was unanimously approved by the Company’s Board of Directors upon recommendation by a Special Committee of the Board, is expected to close by early October 2021 assuming the satisfaction of all conditions.

Under the terms of the Merger Agreement, the Board of Directors, with the assistance of its financial advisor, will conduct a 35-day “go-shop” expiring September 16, 2021, during which it will actively initiate, solicit, facilitate, encourage and evaluate alternative acquisition proposals, and potentially enter into negotiations with any parties that offer alternative acquisition proposals. The Company will have the right to terminate the Merger Agreement to accept a superior proposal, subject to the terms and conditions of the Merger Agreement. If the Company terminates the Merger Agreement, it must pay Parent a customary termination fee that varies in amount depending on whether or not the superior proposal results from the go-shop. In addition, the Merger Agreement provides Parent a customary right to match a superior proposal. There can be no assurance that this “go-shop” process will result in a superior proposal or that the Transaction with Parent or any other transaction will be approved or completed. Except as required by law, the Company does not intend to disclose developments with respect to the solicitation process unless and until the Board of Directors makes a determination requiring further disclosure.

Under the terms of the Merger Agreement, Purchaser will commence a tender offer to purchase all of the outstanding shares IEC common stock for $15.35 per share in cash (the “Offer”). The proposed Transaction is subject to, among other customary closing conditions, the tender to Purchaser by the Company’s stockholders of shares representing more than two-thirds of the total number of the Company’s outstanding shares, the expiration or termination of the Hart-Scott-Rodino waiting period, and other customary conditions. Following completion of the Transaction, the Company will become a privately-held company and its shares of common stock will no longer be listed on any public market.

See Item IA. Risk Factors for further discussion of the risks related to the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes. All references to “Notes” are to the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

We are a 100% U.S. manufacturer which attracts customers who are unlikely to utilize offshore suppliers due to the proprietary nature of their products, governmental restrictions or volume considerations. Our locations include:

●	Newark, New York - Located approximately one hour east of Rochester, New York, our Newark locations contain our corporate headquarters and our largest manufacturing location providing complex circuit board manufacturing, interconnect solutions, and system-level assemblies along with an on-site material analysis laboratory for advanced manufacturing process development.
●	Rochester, New York - Focuses on precision metalworking services including complex metal chassis and assemblies. In October 2020, we acquired an additional industrial and office building, the Jetview building, located in Rochester, New York, which is expected to be occupied during the fourth quarter of fiscal 2021.
●	Albuquerque, New Mexico - Specializes in the aerospace and defense markets with complex circuit board and system-level assemblies along with a state of the art analysis and testing laboratory which conducts root cause failure analysis, reliability, inspection and authenticity testing.

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

We proactively invest in areas we view as important for our continued long-term growth. Excluding the recently acquired Jetview building, all of our remaining locations are ISO 9001:2015 certified and ITAR registered. We are Nadcap accredited and AS9100D certified at our Newark and Albuquerque locations to support the stringent quality requirements of the aerospace industry. Our Newark location is ISO 13485 certified to serve the medical sector and is an approved supplier by the National Security Agency under the COMSEC standard regarding communications security. Our analysis and testing laboratory in Albuquerque is ISO 17025 accredited, an IPC-approved Validation Services Qualified Test Laboratory, and we believe is the only on-site EMS laboratory that has been approved by the DLA for their QTSL program which deems the site suitable to conduct various QTSL and military testing standards including counterfeit component analysis and environmental testing to qualify a part fit for use. At our Albuquerque location, we also perform work per NASA-STD-8739 and J-STD-001ES space standards.

The technical expertise of our experienced workforce enables us to build some of the most advanced electronic, wire and cable, interconnect solutions, and precision metal systems sought by original equipment manufacturers (“OEMs”).

Entry into Merger Agreement

On August 12, 2021, we entered into a definitive merger agreement (the “Merger Agreement”) with Creation Technologies International Inc. (“Parent”), Creation Technologies Inc. (the “Guarantor”) and CTI Acquisition Corp., a wholly-owned subsidiary of Parent (“Purchaser”), under which Purchaser will acquire all outstanding shares of IEC common stock for $15.35 per share in cash, representing an implied fully diluted equity value of approximately $174 million. The transaction is structured as a tender offer followed by a merger (collectively, the “Transaction”). The Transaction, which was unanimously approved by our Board of Directors upon recommendation by a Special Committee of the Board, is expected to close by early October 2021 assuming the satisfaction of all conditions.

Under the terms of the Merger Agreement, our Board of Directors, with the assistance of its financial advisor, will conduct a 35-day “go-shop” expiring September 16, 2021, during which it will actively initiate, solicit, facilitate, encourage and evaluate alternative acquisition proposals, and potentially enter into negotiations with any parties that offer alternative acquisition proposals. We will have the right to terminate the Merger Agreement to accept a superior proposal, subject to the terms and conditions of the Merger Agreement. If we terminate the Merger Agreement, we must pay Parent a customary termination fee that varies in amount depending on whether or not the superior proposal results from the go-shop. In addition, the Merger Agreement provides Parent a customary right to match a superior proposal. There can be no assurance that this “go-shop” process will result in a superior proposal or that the Transaction with Parent or any other transaction will be approved or completed. Except as required by law, we do not intend to disclose developments with respect to the solicitation process unless and until the Board of Directors makes a determination requiring further disclosure.

Under the terms of the Merger Agreement, Purchaser will commence a tender offer to purchase all of the outstanding shares IEC common stock for $15.35 per share in cash (the “Offer”). The proposed Transaction is subject to, among other customary closing conditions, the tender to Purchaser by our stockholders of shares representing more than two-thirds of the total number of our outstanding shares, the expiration or termination of the Hart-Scott-Rodino waiting period, and other customary conditions. Following completion of the Transaction, we will become a privately-held company and our shares of common stock will no longer be listed on any public market.

See Item IA. Risk Factors for further discussion of the risks related to the Transaction.

COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt supply chains and affect production and sales across a range of industries. The ultimate extent of the impact of the COVID-19 pandemic on our supply chain, workforce, customer demand, operations and financial performance will depend on certain developments, including the duration and spread of the outbreak and variants, the effectiveness of vaccines and speed of distribution, as well as the impact on our customers, employees and vendors all of which remain uncertain and cannot be predicted.

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

Supply Chain

The COVID-19 pandemic has created a level of uncertainty around the availability of raw material components in future periods. We are aware of some component manufacturers that have continued to temporarily shut down, as a result of COVID-19 related illnesses impacting their employee populations or to comply with government mandates. Due to the lifesaving and mission critical nature of the products we support, many of our suppliers and the related programs were given certain priority ratings, which helped ensure the required supply of material.

We are continually assessing potential supply chain impacts and working with our distribution partners to identify existing, on hand stock that we can access. We are also working with our customer base to determine their interest in participating in inventory pre-purchase arrangements, which would be funded through additional customer deposits.

Workforce

The safety and well-being of our employees has been, and continues to be, our top priority, especially during the COVID-19 pandemic. Although we are deemed an essential business based on the lifesaving and mission critical products we support, and we have remained fully operational throughout the pandemic, we chose early on to ask our non-essential employees to work from home in order to reduce the employee density in our facilities. As circumstances have allowed and in accordance with applicable guidelines, we have assigned non-essential employees into two groups, working alternating weeks in the office to maintain social distancing. In support of those working on site, we have taken numerous actions to help provide for a safe work environment and allow for appropriate social distancing, where possible. Some examples of the actions we have taken include, but are not limited to, the following:

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

We have also developed contingency plans in the event that one of our employees tests positive for COVID-19. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. During the third quarter of fiscal 2021, however, we saw employee absenteeism remain at more normal levels. We expect to continue to align practices to remain in conformance with state and federal guidelines.

Customer Demand

Due to the nature of the lifesaving and mission critical products that we support, the majority of our customers are also deemed to be essential businesses and have remained operational throughout the pandemic. At a macro level, we have seen some indices of demand normalizing to pre-COVID-19 pandemic levels. However, certain customers have requested that a portion of their demand be moved out to future periods beyond fiscal 2021. To date, these requests represent a small percentage of our current backlog and we do not expect to see a material impact from these requests. We continue to work in partnership with our customers to continually assess any potential impacts from the pandemic and opportunities to mitigate risk.

Three Months Results

A summary of selected income statement amounts for the three months ended follows:

	Three Months Ended
	July 2,	June 26,
Income Statement Data	2021	2020
(in thousands)
Net sales	$49,370	$47,364
Gross profit	5,235	6,642
Selling and administrative expenses	3,357	3,678
Interest expense	587	300
Income before provision for income taxes	1,291	2,664
Provision for income taxes	265	550
Net income	$1,026	$2,114

A summary of sales, according to the market sector within which our customers operate, follows:

	Three Months Ended

	July 2,	June 26,
Percent of Sales by Sector	2021	2020

Aerospace and Defense	76%	59%
Medical	14%	28%
Industrial	10%	13%
	100%	100%

Revenue increased in the third quarter of fiscal 2021 by $2.0 million or 4.2% as compared to the third quarter of the prior fiscal year. Revenues from the aerospace & defense sector increased $9.6 million, revenue from the medical sector decreased $6.4 million and revenue from the industrial sector decreased $1.2 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $9.6 million in the third quarter of fiscal 2021 compared to the same period of the prior fiscal year. A new customer resulted in an increase of $9.9 million. Production ramp up for two customers resulted in an increase in revenue of $5.5 million. These increases were partially offset by reductions to revenue from various customers who experienced material and engineering delays and various program delays totaling $6.0 million. The remaining change is due to $0.2 million of net increases in demand at various customers.

The medical sector saw a decrease of $6.4 million in the third quarter of fiscal 2021 compared to the same period of the prior fiscal year. We saw decreases in customer demand of $7.0 million and decreases related to disengaging with one customer of $1.2 million. These decreases were primarily due to increased demand in the prior fiscal year period related to the COVID-19 pandemic and were partially offset by increases related to a new customer and various increases in demand aggregating $1.8 million. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $1.2 million in the third quarter of fiscal 2021 compared to the same period of the prior fiscal year, resulted primarily from the net decreases in demand from various customers.

Gross profit for the third quarter of fiscal 2021 was $5.2 million, or 10.6% of sales compared to $6.6 million, or 14.0% of sales in the third quarter of fiscal 2020.

Selling and administrative expenses decreased $0.3 million in the third quarter of fiscal 2021 compared to the third quarter of the prior fiscal year and represented 6.8% and 7.8% of sales in each of the periods, respectively.

Interest expense increased by $0.3 million in the third quarter of fiscal 2021 compared to the same quarter of the prior fiscal year. The weighted average interest rate on our debt was 0.18% higher during the third quarter of fiscal 2021 compared to the third quarter of the prior fiscal year. Our average outstanding debt balances increased by $9.1 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to higher balances on our revolving credit facility and outstanding amounts under the master equipment lease with M&T Bank (the “Master Lease”). Cash paid for interest on credit facility debt was approximately $0.3 million and $0.2 million during the third quarters of fiscal 2021 and fiscal 2020, respectively. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to benefit from sizable net operating loss (“NOL”) carryforwards for federal income tax purposes. During the third quarter of fiscal 2021, we paid minimal taxes. At the end of fiscal 2020, the gross NOL carryforwards amounted to approximately $15.9 million. The NOL carryforwards expire in 2036, unless utilized prior to these dates.

Year to Date Results

A summary of selected income statement amounts for the nine months ended follows:

	Nine Months Ended
	July 2,	June 26,
Income Statement Data	2021	2020
(in thousands)
Net sales	$142,211	$136,269
Gross profit	14,287	17,384
Selling and administrative expenses	10,362	10,194
Interest expense	1,589	1,111
Income before provision for income taxes	2,336	6,079
Provision for income taxes	121	1,253
Net income	$2,215	$4,826

A summary of sales, according to the market sector within which our customers operate, follows:

	Nine Months Ended

	July 2,	June 26,
% of Sales by Sector	2021	2020

Aerospace & Defense	69%	60%
Medical	20%	26%
Industrial	11%	14%
	100%	100%

Revenue increased in the first nine months of fiscal 2021 by $5.9 million or 4.4% as compared to the first nine months of the prior fiscal year. Revenues from the aerospace & defense sector increased $16.4 million, revenue from the medical sector decreased $7.0 million and revenue from the industrial sector decreased $3.4 million.

Various increases and decreases in sales to our aerospace & defense customers resulted in a net increase of $16.4 million in the first nine months of fiscal 2021 compared to the same period of the prior fiscal year. A new customer resulted in an increase of $19.8 million. Net demand increases at various customers resulted in an increase of $1.5 million. These increases were partially offset by reductions to revenue from various customers related to customer program delays of $4.9 million.

The medical sector saw a decrease of $7.0 million in the first nine months of fiscal 2021 compared to the same period of the prior fiscal year. We saw increases of $5.2 million related to increases in demand with various customers and an increase of $1.5 million related to a new customer. These increases were offset by decreases in demand from various customers of $11.5 million and a decrease due to disengaging with a customer of $2.2 million. These decreases were primarily due to increased demand in the prior fiscal year period related to the COVID-19 pandemic. We continue to expect some volatility in the medical sector going forward.

The net decrease in the industrial sector of $3.4 million in the first nine months of fiscal 2021 compared to the same period of the prior fiscal year, resulted from decreases related to customer program delays of $1.2 million and net decreases in customer demand of $2.2 million.

Gross profit for the first nine months of fiscal 2021 was $14.3 million, or 10.0% of sales, compared to gross profit of $17.4 million, or 12.8% of sales in the first nine months of fiscal 2020, which included the negative impact of a one-time inventory reserve of $1.0 million related to a reorganization at one of our medical customers. Customer mix had the most significant impact on gross profit. During the first nine months of the prior fiscal year, due to the Chapter 11 bankruptcy filing of a customer, we incurred a $1.0 million pre-tax non-cash charge, related to the increase in our excess and obsolete inventory reserve. The customer communicated to its vendors to “cease providing all products” under its court-supervised process. No portion of the impairment charge is anticipated to result in future cash expenditures. We intend to preserve all rights and pursue available legal remedies to recover any losses suffered as a result of the customer’s Chapter 11 bankruptcy filing. These charges impacted our financial results reported under accounting principles generally accepted in the United States of America (“GAAP”) financial results. Net income in the first nine month of the prior fiscal year was $4.8 million, and, adjusted for the $1.0 million impact from the one-time inventory reserve, adjusted net income was $5.6 million. Information regarding this non-GAAP measure and a reconciliation of net income to adjusted net income is provided below under “Non-GAAP Financial Measures.”

Selling and administrative expenses increased $0.2 million during the first nine months of fiscal 2021 compared to the first nine months of the prior fiscal year and represented 7.3% and 7.5% of sales in each of the periods, respectively.

Interest expense increased by $0.5 million in the first nine months of fiscal 2021 compared to the same period of the prior fiscal year. The weighted average interest rate on our debt was 0.72% lower during the first nine months of fiscal 2021 compared to the first nine months of the prior fiscal year. Our average outstanding debt balances increased by $5.0 million in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 due to higher balances on our revolving credit facility and outstanding amounts under the Master Lease. Cash paid for interest on credit facility debt was approximately $0.8 million during each of the first nine months of fiscal 2021 and fiscal 2020. Detailed information regarding our borrowings is provided in Note 6—Credit Facilities.

With respect to tax payments, in the near term, we expect to benefit from sizable NOL carryforwards for federal income tax purposes. During the first nine months of fiscal 2021, we paid minimal taxes. At the end of fiscal 2020, the gross NOL carryforwards amounted to approximately $15.9 million. The NOL carryforwards expire in 2036, unless utilized prior to these dates.

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
Reconciliation of adjusted gross profit:
Gross profit	$17,384
Non-cash charge (1)	987
Adjusted gross profit	$18,371

Reconciliation of adjusted gross margin:
Gross margin	12.8%
Non-cash charge (1)	0.7%
Adjusted gross margin	13.5%

Reconciliation of adjusted net income:
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

Liquidity and Capital Resources

Capital Resources

As of July 2, 2021, there were $1.8 million of outstanding capital expenditure commitments for manufacturing equipment. We generally fund capital expenditures with cash flows from operations, our revolving credit facility and the Master Lease. Based on our current expectations, we believe that our projected cash flows provided by operations and potential borrowings under the revolving credit facility and the Master Lease are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months.

Our cash management system provides for the funding of the disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks in excess of the bank balance create a book overdraft.

Summary of Cash Flows

A summary of selected cash flow amounts for the nine months ended July 2, 2021 and June 26, 2020 follows:

	Nine Months Ended
	July 2,	June 26,
Cash Flow Data	2021	2020
(in thousands)
Cash, beginning of period	$312	$—
Net cash provided by/(used in):
Operating activities	(11,132)	7,756
Investing activities	(9,423)	(3,067)
Financing activities	20,359	(4,689)
Net cash change for the period	(196)	—
Cash, end of period	$116	$—

Operating activities

Cash flows from operations, before considering changes in our working capital accounts, provided $6.7 million and $10.8 million for the first nine months of fiscal 2021 and fiscal 2020, respectively. The decrease was due to a $2.6 million decrease in net income, an increase of depreciation of $1.2 million and a decrease of $1.8 million in deferred tax expense in the first nine months of fiscal 2021 compared to the prior fiscal year.

Working capital used cash flows of $17.9 million and $3.0 million in the first nine months of fiscal 2021 and fiscal 2020, respectively. The change in working capital in the first nine months of fiscal 2021 was due to usage of cash from increases in accounts receivable of $1.5 million, increase in unbilled contract revenue of $4.5 million, increases in inventories of $2.7 million, decreases in accounts payable of $4.7 million, decreases in accrued expenses of $2.6 million and decreases in customer deposits of $2.2 million. Inventory changes were driven by the higher customer demand to meet increased backlog. The decrease in customer deposits was due to recognizing revenue on previously received deposits. The changes in accounts receivable and unbilled contract revenue were primarily due to the timing of sales and billings. The decrease in accounts payable and accrued expense was due to timing.

Investing activities

Cash flows used in investing activities were $9.4 million and $3.1 million for the first nine months of fiscal 2021 and fiscal 2020, respectively. Cash flows used in the first nine months of fiscal 2021 consisted of purchases of equipment and the manufacturing facility property in Rochester, NY, offset by disposals of certain equipment. During the first nine months of fiscal 2021, we received $1.5 million of proceeds from a grant from New York State related to the purchases of certain equipment. During the first nine months of fiscal 2021, we commenced a new lease for a new state-

of-the art manufacturing facility and administrative offices in Newark, NY. Cash flows used in the first nine months of fiscal 2020 consisted of purchases of equipment.

Financing activities

Cash flows provided $20.4 million for the first nine months of fiscal 2021 compared to cash usage of $4.7 million for the first nine months of fiscal 2020. During the first nine months of fiscal 2021, net borrowings under all credit facilities were $15.2 million, with $13.1 million of net borrowings under the Revolver, as defined below, and net borrowings of $2.1 million for other debt. During the first nine months of fiscal 2021, we received $6.5 million in proceeds from financing lease obligations. During the first nine months of fiscal 2020, net repayments under all credit facilities were $4.9 million, with $1.0 million of net repayments under the Revolver and repayments of $3.9 million for all other debt.

Credit Facilities

At July 2, 2021, borrowings outstanding under the revolving credit facility (the “Revolver”) under the Sixth Amended and Restated Credit Facility Agreement, as amended (the “Credit Facility”), which replaced the Fifth Amended and Restated Credit Facility Agreement dated as of December 14, 2015, as amended by various amendments (the “Prior Credit Facility, as amended”), amounted to $33.0 million, and the upper limit was $45.0 million. We believe that our liquidity is sufficient to satisfy anticipated operating requirements during the next twelve months.

The Credit Facility contains various affirmative and negative covenants including a financial covenant. As of July 2, 2021, we had to maintain a minimum fixed charge coverage ratio (“Fixed Charge Coverage Ratio”). The Fixed Charge Coverage Ratio compares (i) EBITDAS minus unfinanced capital expenditures minus tax expense, to (ii) the sum of interest expense, principal payments, payments on all capital lease obligations and dividends, if any (fixed charges). “EBITDAS” is defined as earnings before interest, taxes, depreciation, amortization and non-cash stock compensation expense. The Fixed Charge Coverage Ratio was measured for a trailing twelve months ended July 2, 2021. The Credit Facility also provides for customary events of default, subject in certain cases to customary cure periods, in which events, the outstanding balance and any unpaid interest would become due and payable.

Pursuant to the Credit Facility, the Fixed Charge Coverage Ratio covenant of a minimum of 1.10 was the only covenant in effect at July 2, 2021. The Fixed Charge Coverage Ratio was calculated as 2.58 at July 2, 2021. We were in compliance with the financial debt covenant at July 2, 2021.

Detailed information regarding our borrowings at July 2, 2021 is provided in Note 6—Credit Facilities.

Application of Critical Accounting Policies

Our application of critical accounting policies is disclosed in our Annual Report on Form 10-K filed for the fiscal year ended September 30, 2020. There have been no material changes to our critical accounting policies discussed in such report.

Recently Issued Accounting Standards

See Note 1—Our Business and Summary of Significant Accounting Policies for further information concerning recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its financing activities, the Company is exposed to changes in interest rates that may adversely affect operating results. The Company actively monitors its exposure to interest rate risk and from time to time may use derivative financial instruments to manage the impact of this risk. The Company may use derivatives only for the purpose of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate nor does the Company use derivatives instruments where it does not have underlying exposure. The Company did not have any derivative financial instruments at July 2, 2021 or September 30, 2020.

At July 2, 2021, the Company had $36.9 million of debt, all comprised of variable interest rates. Interest rates on variable loans are based on the London interbank offered rate (“LIBOR”). The credit facilities are more fully described in Note 6—Credit Facilities. Interest rates based on LIBOR currently adjust daily, causing interest on such loans to vary from period to period. A sensitivity analysis as of July 2, 2021 indicated that a one-percentage point increase or decrease in our variable interest rates, which represents more than a 10% change, would increase or decrease the Company’s annual interest expense by approximately $0.4 million.

The Company is exposed to credit risk to the extent of non-performance by M&T Bank under the Credit Facility. M&T Bank’s credit rating is monitored by the Company, and IEC expects that M&T Bank will perform in accordance with the terms of the Credit Facility.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 2, 2021, the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 2, 2021, our disclosure controls and procedures were effective.

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

During the quarter ended July 2, 2021, there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10 K for the year ended September 30, 2020 filed with the SEC on November 20, 2020, and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. Other than as described below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10 K for the year ended September 30, 2020.

The announcement and pendency of the Transactions contemplated by the Merger Agreement may adversely affect our business and results of operations.

Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, customers, and other parties may have an adverse effect on our business or results of operations regardless of whether the Transaction is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the Transaction:

●	our ability to attract, retain, and motivate employees, including key personnel, could be impaired;
●	significant management time and resources could be diverted to the consummation of the Transaction instead of our day-to-day operations;
●	relationships with customers, suppliers, and other business partners could be affected;
●	certain business decisions by our suppliers and other business partners could be delayed or changed;
●	we may not be able to pursue alternative business opportunities or make appropriate changes to our business;
●	litigation relating to the Transaction could arise; and
●	significant costs, expenses, and fees for professional services and other transaction costs in connection with the Transaction have been and may continue to be incurred.

Failure to consummate the Transaction within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition, results of operations and the price of our common stock.

There can be no assurance that the proposed Transaction will be consummated. The consummation of the Transaction is subject to the satisfaction or waiver of specified closing conditions, including the tender of at least sixty-six and two-thirds percent of the outstanding shares of our common stock entitled to vote, the expiration or termination of the Hart-Scott-Rodino waiting period, and other customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the Transaction for a significant period of time or prevent them from occurring at all. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or by Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we would be required to pay Parent a termination fee equal to $7,601,783, approximately 4.375% of the equity value of the Company implied by the Transaction. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

Our failure to consummate the Transaction could result in negative publicity and a negative impression of our company among our customers, suppliers or in the investment and business community in general. Further, any disruptions to our business resulting from the proposed acquisition, including any adverse changes in our relationships with our suppliers and employees, could continue or accelerate in the event that the Transaction is not completed. In addition, if the transactions contemplated by the Merger Agreement are not completed, and there are no other parties willing and able to acquire us at a price of $15.35 per share or higher, on terms acceptable to us, the share price of our common stock would likely decline. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Transaction. Many of these fees and costs will be payable by us even if the proposed Transaction is not completed and may relate to activities that we would not have undertaken in the absence of the transactions contemplated by the Merger Agreement.

Any of these risks could materially and adversely impact the Company’s ongoing business, financial condition, financial results and stock price.

The Transaction is subject to the expiration or termination of applicable antitrust waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that, if not obtained, could prevent completion of the Transaction.

Before the Transaction may be completed, any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Act relating to the completion of the Transaction must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the Transaction must have been obtained. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the Transaction.

In addition, at any time before or after the completion of the Transaction, and notwithstanding the termination of applicable waiting periods, the applicable U.S. regulatory authorities or any state attorney general could take such action under antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Transaction. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the Transaction. Parent and the Company may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the Transaction set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.

Litigation related to the Transaction may prevent the Transaction from being consummated at all or within the expected timeframe and may result in substantial costs to us.

Litigation is common in connection with sales of publicly traded companies similar to us. We and our directors and officers may become parties to lawsuits relating to the Transaction, which, even if these lawsuits are without merit, could be time consuming, expensive and divert the attention of our management from operating our business. Shareholder litigation challenging the proposed Transaction may delay completion of the Transaction in the expected timeframe or at all, particularly if the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Transaction on the terms contemplated by the Merger Agreement. If we experience the potential consequences of any of the foregoing risks, our results of operations, financial condition and prospects could be materially and adversely affected.

The Merger Agreement contains provisions that could discourage a potential competing transaction.

Under the terms of the Merger Agreement, after the 35-day go-shop process, we have agreed not to solicit or encourage discussions with third parties regarding other acquisition proposals; provided that we may (i) continue to engage in negotiations, discussions and share due diligence information with certain parties making proposal during the go-shop period for 15 days after the end of the go-shop period and (ii) under certain circumstances and in compliance with certain obligations, provide non-public information and engage in discussions and negotiations with respect to an unsolicited acquisition proposal that constitutes or is reasonably expected to lead to a proposal that is superior to Parent’s proposal. We are subject to certain restrictions on our ability to respond to such proposals, except in circumstances permitted by the Merger Agreement. In the event that we receive a competing proposal from a third party that our Board of Directors concludes in good faith is superior to Parent’s proposal, we must notify Parent of that proposal and negotiate in good faith with Parent prior to recommending any such competing proposal to our stockholders. In the event that we were to accept a competing proposal, or our Board of Directors otherwise determines that completing the Transaction would not be in the best interest of our stockholders, we would be required to pay a termination fee equal to $7,601,783, approximately 4.375% of the equity value of the Company implied by the Transaction, to Parent, except that if we were to enter into an acquisition agreement with respect to a superior proposal resulting from the 35-day go-shop period within 15 days after the end of the go-shop period (all as specified by the Merger Agreement), the amount of this fee would be approximately $3,800,892. If the Merger Agreement is terminated under certain circumstances, we may still owe the $7,601,783 termination fee to Parent if we engage in certain transactions within nine months after the termination.

These provisions could discourage potential bids or offers from other third parties, including third parties that might otherwise be willing to offer consideration with a higher value than the $15.35 per share cash price payable by Parent pursuant to the Merger Agreement. In addition, if the Merger Agreement is terminated and we decide to pursue another business combination transaction, we may be unable to negotiate a transaction with another party on terms comparable to those contemplated by the Merger Agreement.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Transaction that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options, restricted stock awards, and time- and performance-vesting restricted stock units, which would accelerate under the terms of the Merger Agreement and other interests. In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the contemplated Transaction.

We are subject to contractual restrictions while the Transaction is pending.

The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice, but restricts us from taking specified actions while the Transaction is pending without the consent of Parent, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into, modify, or terminate certain contracts, repurchase or issue securities, declare or pay dividends or distributions, incur certain indebtedness, or accelerate or increase the compensation of certain employees. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively and/or timely to competitive pressures and industry developments that may arise prior to the completion of the pending Transaction or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations.

The COVID-19 pandemic may significantly disrupt our workforce, including our ability to hire and onboard employees, if a significant percentage of our employees or any potential hires are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. During the first quarter of fiscal 2021, we experienced employee absenteeism across several of our manufacturing facilities due to COVID-19, largely related to contact tracing precautions rather than positive cases. This resulted in underutilization on the production floor for a portion of the first quarter of fiscal 2021. During the third quarter of fiscal 2021, however, we saw employee absenteeism remain at more normal levels. While we remain fully operational, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic continues to progress, and new variants develop, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related illness could impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

The pendency of the Transaction and the impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, any of which could have a material effect on us. The COVID-19 situation continues to change rapidly, and additional impacts may arise that we are not aware of currently.

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
101

The following items from this Quarterly Report on Form 10-Q formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Income Statements (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEC Electronics Corp.
(Registrant)

August 12, 2021	By:	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)